Form 10-Q
period 1995-12-31
VALLEY FORGE SCIENTIFIC CORP
filed 1996-02-23
CIK 836429

THIS DOCUMENT IS A COPY OF THE 10-Q FILED ON FEBRUARY 13, 1996
PURSUANT TO A RULE 202(d) CONTINUING HARDSHIP EXEMPTION.

                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                              FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE            SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1995

                                                 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE            SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ________________

Commission File Number: 001-10382

                                    VALLEY FORGE SCIENTIFIC CORP.
                       (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                               23-2131580
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                      identification no.)
                            136 Green Tree Road, Oaks, Pennsylvania 19456
                        (Address of principal executive offices and zip code)
                                      Telephone: (610) 666-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes   X        No _____

At February 7, 1996 there were 8,229,384 shares outstanding of the Registrant's no par value Common Stock.
____________

                        VALLEY FORGE SCIENTIFIC CORP.
                             INDEX TO FORM 10-Q
                              December 31, 1995



Part I - Financial Information

 Item 1. Financial Statements:

            Balance Sheets - December 31, 1995 and September 30, 1995.

            Statements of Operations for the three months
             ended December 31, 1995 and December 31, 1994.

            Statements of Cash Flows for the three months
             ended December 31, 1995 and December 31, 1994.

            Notes to Financial Statements.

 Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.

Part II - Other Information

                                   VALLEY FORGE SCIENTIFIC CORP.
                                          AND SUBSIDIARY

                                          BALANCE SHEETS

                                         December 31,         September 30,
                                            1995                   1995
                                          (Unaudited)            (Audited)
                                          __________________________________
ASSETS
Current Assets:
  Cash and cash equivalents                   $543,182            $515,234
  Accounts receivable trade (net)              695,481             705,012
  Inventory                                  1,440,240           1,448,365
  Prepaid items and other cash assets          114,841              60,244
  Recoverable income taxes                     170,371             170,371
  Current portion of deferred income
         tax benefit                           174,791             153,188
                                              _________            _________
         Total Current Assets                3,138,906           3,052,414

Property, Plant and Equipment, net             317,957             324,296
Intangible Assets, net of accumulated
  amortization                                975,814             998,370
Deferred Income Tax Benefit, net
  of current portion                               414                 414
Other Assets                                     4,372               4,372

       TOTAL ASSETS                         $4,437,463          $4,379,866
                                            ___________         ___________

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current portion of notes payable             $183,242          $180,678
  Accounts payable and accrued expense          182,461            75,445
  Income taxes payable                                0                 0
                                               _________          __________
  Total Current Liabilities                     365,703           256,123

Long Term Liabilities:
  Notes Payable                                       0                 0
                                               _________          __________
         Total Liabilities                      365,703            256,123

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock                                     0                 0
  Common stock (no par, 10,000,000 shares
  authorized, 8,229,384 shares issued and
   outstanding at December 31, 1995 and
   September 30, 1995)                        4,051,698         4,051,698
  Retained earnings                              20,062            72,045
                                               _________         _________
  Total Stockholders' Equity                  4,071,760         4,123,743
  Total Liabilities and Stockholders' Equity $4,437,463        $4,379,866

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
                                     STATEMENTS OF OPERATIONS
                              For the Three Months Ended December 31,
                                            (Unaudited)

                                                1995              1994
Net Sales                                     $668,388          $286,150
Cost of Sales                                  343,395           136,973
                                            __________         __________
Gross Profit                                   342,993           149,177
                                            __________         __________

Other Costs:
  Selling general and administrative           360,257           321,969
  Research and development                      20,093            19,474
  Amortization                                  22,556            22,542
                                             _________         _________

         Total Other Costs                     402,906           363,985
                                             _________         _________

Income (loss) from Operations                  (77,913)         (214,808)

Other Income:
  Interest Income                                4,327              4,219
                                             __________        __________

Income (loss) before income taxes              (73,586)           (210,589)
Provision for (Benefit of) income taxes        (21,603)            (86,186)
                                             __________         __________

Net Income (Loss)                             $(51,983)          $(124,403)
                                             __________         __________
Primary earnings (loss) per share
  of common stock                                $(.01)              $(.01)

Fully diluted earnings (loss) per share          $(.01)               $(.01)

Primary common shares outstanding            8,312,648            8,286,198

Fully diluted common shares outstanding      8,312,648            8,286,198

                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
                                STATEMENTS OF CASH FLOWS
                        For the Three Months Ended December 31,
                                      (unaudited)

                                                1995                  1994
                                         _____________________________________
Cash Flows from Operating Activities:
  Net income (loss)                        $(51,983)              $(124,403)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization             35,523                 36,991

    Changes in assets and liabilities,
     net of effect from:
       Decrease in accounts receivable         9,531                551,461
       Decrease (Increase) in inventory        8,125               (230,423)
       Increase in deferred income tax
         benefit                             (21,603)               (96,906)
       Increase in accounts payable and
         accrued expenses                     107,016                17,630
       Decrease in income taxes payable           -                 (19,082)
       Increase in prepaid items and other
         current assets                       (54,597)              (20,937)
                                             __________            ___________
        Net cash provided by operating
          activities                           32,012               114,331
                                             __________            ____________
    Cash Flows from Investing Activities:
     Purchase of property, plant and equipment (6,628)                  -
                                              __________            ___________

     Net cash used in investing activities     (6,628)                  -
                                              __________            ___________

   Cash Flows from Financing Activities:
     Principal payments on notes payable          -                  (47,188)
     Increase in notes payable                  2,564                   -
                                             ____________            __________
      Net cash provided by (used in)
       financing activities                    2,564                (47,188)
                                             ____________           ___________
   Net Increase in Cash and Cash Equivalents   27,948                 67,143

   Cash and Cash Equivalents, beginning
      of period                               515,234                660,010
                                             ____________           ___________
   Cash and Cash Equivalents, end of period  $543,182               $727,153
                                             ____________           ___________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                            $     -                 $ 25,000
                                             ___________            _________

                           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                                  Notes to Financial Statements
                                       December 31, 1995


1. Valley Forge Scientific Corp. ("VFSC") is engaged in the business of developing, manufacturing and selling medical devices and products. On August 18, 1994, VFSC formed a wholly-owned subsidiary, Diversified Electronics Company, Inc. ("DEC"), a Pennsylvania corporation, in order to continue the operations of Diversified Electronics Corporation, a company which was merged with and into VFSC on August 31, 1994. Collectively, VFSC and DEC are referred to herein as the "Company".

2. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1995 and September 30, 1995 and the statements of operations for the three months ended December 31, 1995 and 1994 and the statements of cash flows for the three months ended December 31, 1995 and 1994.

The statements of operations for the three months ended December 31, 1995 and 1994 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report Form 10-K for the fiscal year ended
September 30, 1995.

3. Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.

                                    VALLEY FORGE SCIENTIFIC CORP.
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                 CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Results of Operations for the Three Months Ended December 31, 1995 Compared to the Three Months Ended December 31, 1994.

         Sales of $668,388 for the three months ended December 31, 1995 were 134% greater than sales in the corresponding period in 1994. Gross profit of $324,993 for the three months ended December 31, 1995 represented a 118% increase, from gross profit for the corresponding period in 1994. Although the sales increase in the December 1995 quarter reflected an increase in sales to Johnson & Johnson Professional, Inc. ("J & J") from the corresponding quarter in 1994, sales of generators were at lower than anticipated levels as J & J reduced its inventories of existing generators being replaced by two new generators developed by the Company in fiscal 1995.

         Selling, general and administrative expenses for the three months ended December 31, 1995 were $360,257, representing a 12% increase from the amounts for the corresponding period in 1994. Selling, general and administrative expenses were impacted by costs associated with new generators and disposable products which the Company is preparing to market in the fields of urology, neurosurgery, gynecology, plastic and reconstructive surgery and orthopedics.

         Subsequent to the end of the December 31, 1995 quarter, the Company received permission from the U.S. Food and Drug Administration to market its new VFS 300 bipolar electrosurgical generator which enables a surgeon to cut tissue and/or coagulate blood vessels while the electrodes are totally submerged in electrically conducted fluids, such as saline.

         The Company had a loss from operations of $77,913 for the three months ended December 31, 1995, as compared to a loss from operations of $214,808 for the corresponding period in 1994. The Company's benefit of income taxes was $21,603 for the three months ended December 31, 1995, as compared to $86,186 for the three months ended December 31, 1994.

         As a result of the foregoing, net loss was $51,983 for the three months ended December 31, 1995, as compared to net loss of $124,403 for the three months ended December 31, 1994. Primary and fully diluted loss per share was $.01 for the three months ended December 31, 1995 and the three months ended December 31, 1994.

Liquidity and Capital Resources

         The primary measures of the Company's liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as its borrowing ability. During the three months ended December
31, 1995, the Company's working capital decreased by $23,088 to $2,773,203.

         The Company provided $32,012 from operating activities for the first three months of fiscal 1996 principally from an increase in accounts payable and accrued expenses of $107,016, less the Company's net loss (as adjusted for depreciation and amortization) of $16,460, and an increase in prepaid and other current assets of $54,597 and an increase in deferred income tax benefit of $21,603.

        Investing activities for the first three months of fiscal 1996 used a total of $6,628 for the purchase of equipment while financing activities for the first three months of fiscal 1996 provided $2,564 for the increase in notes payable. As a result of the foregoing, cash increased by $27,948 in the first three months of fiscal 1996, leaving a balance of $543,182 in the Company's cash and cash equivalents at December 31, 1995.

         The Company has no long-term debt. The Company believes it has available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, the Company believes it could borrow adequate funds at competitive rates and terms.

                                    VALLEY FORGE SCIENTIFIC CORP.



PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holding

         None.

Item 6.    Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                    VALLEY FORGE SCIENTIFIC CORP.

                                             SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                               VALLEY FORGE
SCIENTIFIC CORP.


Date:  February 12, 1996      By:       Jerry L. Malis
                                        Jerry L. Malis, President
                                        (principal financial officer)