Form 10-Q/A
period 1995-12-31
VALLEY FORGE SCIENTIFIC CORP
filed 1996-04-09
CIK 836429

______________

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q/A

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

At February 7, 1996 there were 8,229,384 shares outstanding of the Registrant's no par value Common Stock.
______________

ITEM 6    Exhibits and Reports
          on Form 8-K

          (a)  Exhibits

               Number         Description

                 27             Financial Data Schedule