Form 10-Q
period 1996-03-31
VALLEY FORGE SCIENTIFIC CORP
filed 1996-05-30
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                       FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

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

At May 8, 1996 there were 8,229,384 shares outstanding of the Registrant's no par value Common Stock.







             VALLEY FORGE SCIENTIFIC CORP.

                   INDEX TO FORM 10-Q

                     March 31, 1996

                                                                Page
                                                               Number

Part I - Financial Information

 Item 1.  Financial Statements:

     Balance Sheets - March 31, 1996 and September 30, 1995.     1
     Statements of Operations for the three and six months
      ended March 31, 1996 and March 31, 1995.                   2

     Statements of Cash Flows for the three and six months
      ended March 31, 1996 and March 31, 1995.                   3

     Notes to Financial Statements.                              4

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                             5

Part II - Other Information                                      7












      VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY


                     Balance Sheets




                                          March 31,             September 30,
                                             1996                   1995
                                          __________            ______________
                                          (Unaudited)             (Audited)
ASSETS
Current Assets:
   Cash and cash equivalents               $ 176,051                $ 515,234
   Accounts receivable - trade (net)         738,178                  705,012
   Inventory                               1,684,501                1,448,365
   Prepaid items and other current assets     97,643                   60,244
   Recoverable income taxes                  170,371                  170,371
   Current portion of deferred income
    tax benefit                               175,255                  153,188
                                                __________
_____________
      Total Current Assets                  3,041,999                3,052,414

Property, Plant and Equipment                 306,690                  324,296
Intangible Assets, net of accumulated
     amortization                             953,259                  998,370
Deferred Income Tax Benefit, net of
     current portion                              414                      414
Other Assets                                    4,372                    4,372
                                               ____________
______________
     Total Assets                          $4,306,734               $4,379,866
                                              =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of notes payable       $    85,000                $ 180,678
   Accounts payable and accrued expenses      200,758                   75,445
   Income taxes payable                            -                        -
                                            __________              ____________
      Total Current Liabilities                285,758                  256,123
                                            __________              ____________
      Total Liabilities                        285,758                  256,123
                                            __________              ____________

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock                            -                        -
   Common stock (no par, 10,000,000 shares
    authorized, 8,229,384 shares issued and
    outstanding at March 31, 1996 and
    September 30, 1995)                      4,051,698                4,051,698
   Retained earnings (deficit)                 (30,722)                  72,045
                                             __________               __________
      Total Stockholders' Equity              4,020,976                4,123,743
                                             __________               __________
      Total Liabilities and Stockholders'
     Equity                                  $4,306,734               $4,379,866
                                             ==========               ==========


            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      Statements of Operations
                             (Unaudited)

                                         Three Months Ended
                                              March 31,
                                      1996                1995

Net Sales                           $ 719,575          $1,006,173
Cost of Sales                         347,351             439,192
                                    _________          __________

Gross Profit                          372,224             566,981
                                    _________          __________

Other Costs:
  Selling, general and
   administrative                     384,670             305,175
  Research and development             26,385              28,683
  Amortization                         22,555              22,730
                                     ________             ________
      Total Other Costs               433,610             356,588
                                     ________             ________
Income (loss) from Operations         (61,386)            210,393

Other Income:
  Interest income                       3,856               2,415
                                     _________            _________
Income (loss) before income taxes     (57,530)            212,808

Provision for (Benefit of)
 income taxes                          (6,746)             87,141
                                     __________           ___________
Net income (Loss)                   $ (50,784)         $  125,667
                                    ===========         ==============

Primary earnings (loss) per share
  of common stock                    $    (.01)          $     .02
                                   ============          ==============
Fully diluted earnings
  (loss) per share                   $    (.01)          $     .02
                                   ============          ==============
Primary common shares
   outstanding                        8,240,576           8,270,333

Fully diluted common shares
   outstanding                        8,251,594                     8,310,135


            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      Statements of Operations
                             (Unaudited)

                                         Six Months Ended
                                            March 31,
                                      1996              1995

Net Sales                         $ 1,387,963         $ 1,292,323
Cost of Sales                         690,746             576,165
                                  ___________         ____________
Gross Profit                          697,217             716,158
                                  ___________         ____________
Other Costs:
  Selling, general and
    administrative                    744,927             627,141
  Research and development             46,478              48,157
  Amortization                         45,111              45,272
                                  ____________         ___________
      Total Other Costs               836,516             720,570
                                  ____________         ___________
Income (loss) from Operations        (139,299)             (4,412)

Other Income:
  Interest income                       8,183               6,634
                                 ____________          ___________
Income (loss) before income taxes    (131,116)              2,222

Provision for (Benefit of) income
    taxes                             (28,349)                955
                                 _____________         ___________
Net income (Loss)                  $ (102,767)         $    1,267
                                 =============         ===========

Primary earnings (loss) per share
  of common stock                  $     (.01)         $      .00
                                  =============        ===========
Fully diluted earnings (loss)
  per share                        $     (.01)         $      .00
                                  =============        ===========
Primary common shares outstanding    8,255,631           8,208,112

Fully diluted common shares
    outstanding                      8,255,631           8,208,112



      VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                Statements of Cash Flows
           For the Six Months Ended March 31,

                                                   1996            1995

Cash Flows from Operating Activities:
  Net income (loss)                             $(102,767)       $   1,267
  Adjustments to reconcile net
   income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                  71,085           73,543

    Changes in assets and liabilities,
     net of effect from:
      Decrease (increase) in accounts
       receivable                                 (33,166)          333,291
      Increase in inventory                      (236,136)         (228,176)
      Increase in deferred income tax
          benefit                                  (22,067)          (28,883)
      Increase (decrease) in accounts
       payable and accrued expenses                125,313          (12,630)
      Decrease in income taxes payable                -             (86,099)
      Increase in prepaid items and other
        current assets                             (37,399)        (117,012)
                                                  _________        _________
        Net cash used in operating activities     (235,137)         (64,699)
                                                  _________        __________
Cash Flows from Investing Activities:
  Purchase of property, plant and equipment         (8,368)         (22,939)
                                                  _________        __________
        Net cash used in investing activities       (8,368)         (22,939)
                                                  _________        __________
Cash Flows from Financing Activities:
  Purchase of treasury stock                         -              (20,542)
  Increase in notes payable                          4,322              -
  Principal payments on notes payable             (100,000)         (47,188)
                                                  __________       ___________
       Net cash used in financing activities       (95,678)         (67,730)
                                                  __________       ___________
Net Decrease in Cash and Cash Equivalents         (339,183)        (155,368)

Cash and Cash Equivalents, beginning
     of period                                     515,234          660,010
                                                  __________       ____________
Cash and Cash Equivalents, end of period         $ 176,051        $ 504,642
                                                  ==========       ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Income taxes                                   $    -            $ 145,269
                                                   =======          ========
Interest                                         $    -            $     -
                                                   =======          ========


                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
                     Notes to Financial Statements
                       March 31, 1996 and 1995



1. Valley Forge Scientific Corp. ("VFSC") is engaged in the business of developing, manufacturing and selling medical devices and products. On
August
     18, 1994, VFSC formed a wholly-owned subsidiary, Diversified Electronics Company, Inc. ("DEC"), a Pennsylvania corporation, in order to continue the operations of Diversified Electronic Corporation, a company which was merged
     with and into VFSC on August 31, 1994. Collectively, VFSC and DEC are referred to herein as the "Company".

2. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and the statements of operations for the three and six months ended March 31, 1996 and 1995 and the statements of cash flows for the six months ended March 31, 1996 and 1995.

     The statements of operations for the three and six months ended March 31, 1996 and 1995 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the
     Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

3. Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.



             VALLEY FORGE SCIENTIFIC CORP.




   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Results of Operations for the Three and Six Months Ended March 31, 1996 Compared to the Three and Six Months Ended March 31, 1995.

     Sales of $1,387,963 for the six months ended March 31, 1996 were 7% greater than sales of $1,292,323 for the six months ended March 31, 1995, while sales of $719,575 for the three months ended March 31, 1996 were 28% less than sales of $1,006,173 for the three months ended March 31, 1995.

     Sales to Johnson & Johnson Professional, Inc. ("J&J") were at lower levels in
1996 due to hospital budget constraints, which are anticipated to be relieved commencing in the third quarter of 1996, and the introduction of two new generators developed by the Company for J&J. Subsequent to the end of the second quarter of 1996, J&J commenced marketing of the Company's new bipolar generator for neurosurgery under the name "Synergy Malis Bipolar Coagulator."

     In March 1996, the Company commenced selling its VFS 200 bipolar electrosurgical system for use in magnetic imaging therapy. Magnetic imaging therapy involves using magnetic resonance imaging equipment in conjunction with an operative procedure, generally a tumor biopsy. To the Company's knowledge, the Company's VFS 200, with its unique circuitry, is the only electrosurgical system which can be used in the same room with MRI equipment.

     Also in March 1996, the Company modified its distribution agreement for the CPR mask system with CDX Corporation from an exclusive distribution agreement to a nonexclusive distribution agreement. The Company is now prepared to market the
CPR Mask System directly with other customers and distributors.

     Gross profit was $372,224 and $697,217 for the three and six months ended March 31, 1996 as compared to gross profit of $566,981 and $716,158 for the corresponding periods in 1995. The Company's gross profit margin was 52% and 50%
for the three and six months March 31, 1996 as compared to 56% and 55% for the corresponding periods in the prior year.

     Selling, general and administrative expenses for the three and six months ended
March 31, 1996 were $384,670 and $744,927, respectively, representing a 25% and 29% increase from the amounts for the corresponding periods in 1995. Selling, general and administrative expenses were impacted by costs related to the assimilation of
Diversified Electronic Corporation as a result of the August 1994 merger into the
Company. Research and development expenses were $26,385 and $46,478 for the three and six months ended March 31, 1996 as compared to $28,683 and $48,157 for the corresponding periods in 1995.

     In March 1996, the Company received FDA permission to market its new line of bipolar cutting loops, which are to be used in conjunction with the Company's bipolar generators for use in neurosurgery, gynecology, urology and general and laparascopic surgery.

     The Company had a loss from operations for $61,386 and $139,299 for the three and six months ended March 31, 1996 as compared to income from operations of $210,393 for the three months ended March 31, 1995 and a loss from operations of $4,412 from the six months ended March 31 ,1995. The Company's income tax (benefit) was ($6,746) and ($28,349), respectively, for the three and six months ended
March 31, 1996, as compared to provision for income taxes of $87,141 and $955, respectively, for the three and six months ended March 31, 1995.

     As a result of the foregoing, net loss was $50,784 and $102,767 for the three and six months ended March 31, 1996, as compared to net income of $125,667 and $1,267 for the three and six months ended March 31, 1995. Primary and fully diluted loss per share was $.01 for the three and six months ended March 31, 1996, as compared to an earnings per share of $.02 and $.00 for the three and six months ended
March 31, 1995.

Liquidity and Capital Resources

     The primary measures of the Company's liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as it borrowing ability. During the six months ended March 31, 1996, the Company's working capital decreased by $40,050 to $2,756,241.

     The Company used $235,137 in operating activities for the first six months of fiscal 1995 principally from the Company's net loss as adjusted for the depreciation and amortization of $71,085, an increase in inventory of $236,136, an increase in prepaid items of $37,399, and a decrease in accounts receivable of $33,166, less an increase in accounts payable and accrued expenses of $125,313. The increase in the Company's inventory for the first six months of fiscal 1996 was primarily due to an increase in materials and parts to support orders and anticipated orders for the Company's bipolar generators in fiscal 1996.

     Investing activities for the first six months of fiscal 1996 used a total of $8,368 for the purchase of equipment. Financing activities for the first six months of fiscal
1996 used $95,678 principally as a result of the Company's payment of $100,000 principal paid under a note issued in connection with the merger with Diversified
Electronics Corporation. As a result of the foregoing, cash decreased by $339,183 in the first six months of fiscal 1996, leaving a balance of $176,051 in the Company's cash and cash equivalents at March 31, 1996.

     On March 1, 1996, the Company and Bernard H. Shuman, a director of the Company, modified the payment terms of a note originally issued in connection with the
Company's merger with Diversified Electronic Corporation in August 1994, and which was due on March 1, 1996. Pursuant to the modification, the Company paid Mr. Shuman $100,000 to reduce the principal balance of the Note, and agreed to pay the remaining $85,000 on August 1, 1996.

     The Company has no long-term debt. The Company believes it has available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, the Company believes it could borrow adequate funds a competitive rates and terms.



             VALLEY FORGE SCIENTIFIC CORP.



PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K


     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the
quarter     ended
March 31,
1996.



             VALLEY FORGE SCIENTIFIC CORP.

                       SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         VALLEY FORGE SCIENTIFIC CORP.


Date: May 14, 1996            By:   /s/ Jerry L. Malis
                              Jerry L. Malis, President
                              (principal financial officer)



Date: May 14, 1996            By:  /s/ Thomas J. Gilloway
                              Thomas J. Gilloway
                              Executive Vice President