Form 10-Q
period 1996-06-30
VALLEY FORGE SCIENTIFIC CORP
filed 1996-08-14
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                              FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE            SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996.

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

At August 9, 1996 there were 8,229,384 shares outstanding of the Registrant's no par value Common Stock.

VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
Balance Sheets
______________________________________________________________________________
                                                                                          June 30,                September 30,
                                                                                           1996                          1995
                                   ________________     ______________
                                                                                         (Unaudited)              (Audited)

ASSETS
Current Assets:
   Cash and cash equivalents                                                    $ 298,882           $ 515,234
   Accounts receivable - trade (net)                                             688,615              705,012
   Inventory                                                                              1,861,028           1,448,365
   Prepaid items and other current assets                                        88,081               60,244
   Recoverable income taxes                                                          16,631              170,371
   Current portion of deferred income tax benefit                         140,097              153,188
                                                                                                _________          _________
      Total Current Assets                                                          3,093,334            3,052,414

Property, Plant and Equipment                                                    296,834               324,296
Intangible Assets, net of accumulated amortization                      945,211               998,370
Deferred Income Tax Benefit, net of current portion                          414                      414
Other Assets                                                                                   4,372                    4,372
                                                                                                __________        ___________
      Total Assets                                                                       $4,340,165          $4,379,866
                                                                                                =========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of notes payable                                            $    70,000             $ 180,678
   Accounts payable and accrued expenses                                     175,767                  75,445
   Income taxes payable                                                                        -                         -
                                                                                                  __________        __________
      Total Current Liabilities                                                          245,767                 256,123
                                                                                                  ___________      __________
      Total Liabilities                                                                       245,767                 256,123
                                                                                                  ___________      __________
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock                                                                                   -                         -
   Common stock (no par, 10,000,000 shares
    authorized, 8,229,384 shares issued and
    outstanding at June 30, 1996 and
    September 30, 1995)                                                                4,051,698             4,051,698
   Retained earnings                                                                           42,700                  72,045
                                                                                                    ___________        __________
      Total Stockholders' Equity                                                      4,094,398              4,123,743
                                                                                                    ___________       ___________
      Total Liabilities and Stockholders' Equity                               $4,340,165            $4,379,866
                                                                                                    ==========       =========

     VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
     Statements of Operations
     (Unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                                     June 30,                              June 30,
                                                                 1996           1995             1996              1995
                                                          ______________________      ______________________
Net Sales                                         $ 1,038,991         $ 830,381      $ 2,426,954      $ 2,122,704
Cost of Sales                                         505,583            408,317         1,196,329            984,482
                                                        __________        _________     __________    __________
Gross Profit                                           533,408            422,064          1,230,625        1,138,222
                                                        __________        _________      __________   __________
Other Costs:
  Selling, general and administrative        370,747            370,404          1,115,675           997,545
  Research and development                     27,935             18,778               74,413             66,935
  Amortization                                         22,555              22,542               67,666             67,814
                                                        __________        _________        __________     ________
      Total Other Costs                            421,237            411,724           1,257,754        1,132,294
                                                         __________       _________         __________    ________
Income (loss) from Operations               112,171             10,340               (27,129)             5,928

Other Income:
  Interest income                                        2,603               2,329                 10,786              8,963
                                                          __________       __________       __________    ________
Income (loss) before income taxes          114,774             12,669                (16,343)           14,891

Provision for (Benefit of) income taxes     41,351               5,447                 13,002              6,402
                                                           __________      __________       ___________   ________
Net income (Loss)                                 $ 73,423          $   7,222              $ (29,345)      $    8,489
                                                           =========       =========      ==========   ======

Primary earnings (loss) per share
  of common stock                                  $     .01             $     .00                $     (.01)       $      .00
                                                           =========       =========       ==========   ======
Fully diluted earnings (loss) per share      $     .01             $     .00                $     (.01)       $      .00
                                                           =========       =========        ========== ======
Primary common shares outstanding     8,276,035         8,350,723              8,255,631    8,313,376

Fully diluted common shares
outstanding                                           8,304,024         8,373,479              8,255,631   8,362,400

VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

     Statements of Cash Flows
     For the Nine Months Ended June 30,

                                                                                                       1996               1995

                                                                              ________            _________
Cash Flows from Operating Activities:
  Net income (loss)                                                                       $(29,345)             $   8,489
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                                    106,524                102,642

    Changes in assets and liabilities, net of
     effect from:
      Decrease in accounts receivable                                                  16,397                 204,422
      Increase in inventory                                                                (412,663)              (190,564)
      Decrease in deferred income tax benefit                                       13,091                    3,125
      Increase (decrease) in accounts payable and
       accrued expenses                                                                      100,322                 (30,604)
      Decrease in income taxes payable                                                    -                       (86,099)
      Increase (decrease) in prepaid items and other
        current assets                                                                           125,903                (127,221)
                                                                                                    ___________          _________
        Net cash used in operating activities                                          (79,771)               (115,810)
                                                                                                     ___________         _________
Cash Flows from Investing Activities:
  Increase in intangible assets -
     license agreements, patents, trademarks, goodwill                          (14,508)                  (1,134)
  Purchase of property, plant and equipment                                        (11,395)                (36,750)
                                                                                                     ____________         ________
        Net cash used in investing activities                                             (25,903)                (37,884)
                                                                                                      ____________       _________
Cash Flows from Financing Activities:
  Purchase of treasury stock                                                                       -                      (20,542)
  Increase in notes payable                                                                        4,322                      -
  Principal payments on notes payable                                                  (115,000)              (47,188)
                                                                                                       ____________     _________
        Net cash used in financing activities                                             (110,678)              (67,730)
                                                                                                       ____________    __________
Net Decrease in Cash and Cash Equivalents                                          (216,352)           (221,424)

Cash and Cash Equivalents, beginning of period                                      515,234             660,010
                                                                                                       ___________      __________
Cash and Cash Equivalents, end of period                                            $ 298,882           $ 438,586
                                                                                                    ===========     =========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Income taxes                                                                                       $       -         $ 145,269
                                                                                                   ============   ==========

  Interest                                                                                  $        -            $        -
                                                                                                 ============= ===========


[FN]
     Notes to Financial Statements
     June 30, 1996 and 1995


<F1>
1. Valley Forge Scientific Corp. ("VFSC") is engaged in the business of developing, manufacturing and selling medical devices and products.
On August 18, 1994, VFSC formed a wholly-owned subsidiary, Diversified Electronics Company, Inc. ("DEC"), a Pennsylvania corporation, in order to continue the operations of Diversified Electronic Corporation, a company which was merged with and into VFSC on August 31, 1994. Collectively, VFSC and DEC are referred to herein as the "Company".
<F2>
2. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and the statements of operations for the three and nine months ended June 30, 1996 and 1995 and the statements of cash flows for the nine months ended June 30, 1996 and 1995.

     The statements of operations for the three and nine months ended June 30, 1996 and 1995 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
<F3>
3. Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.



                  VALLEY FORGE SCIENTIFIC CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Results of Operations for the Three and Nine Months Ended June 30, 1996 Compared to Three and Nine Months Ended June 30, 1995.

     Sales of $1,038,991 and $2,426,954 for the three and nine months ended June 30, 1996 were 25% and 14% greater, respectively, than sales of $830,381 and $2,122,704 for the three and nine months ended June 30, 1995. The sales gains reflect increased shipments of the Company's surgical generators, including initial delivery of the newest bipolar system designed specifically for use in conjunction with magnetic resonance imaging equipment. During the fourth quarter, the Company will begin shipments of three new bipolar systems, which include units for the neurosurgical and gastrointestinal markets.

     Gross profit increased by 26% and 8% to $533,408 and $1,230,625, respectively, for the three and nine months ended June 30, 1996. The Company's gross profit margin was 51% for both the three and nine months ended June 30, 1996 as compared to 51% and 54% for the corresponding periods in the prior year.

     Selling, general and administrative expenses for the three months ended June 30, 1996 were approximately the same as for the three months ended June 30, 1995 and selling and general administrative expenses for the nine months ended June 30, 1996 of $1,115,675 represented an increase of 11% from the corresponding period in
1995.   Selling, general and administrative expenses for the nine months ended
June 30, 1996 were impacted by costs related to the assimilation of Diversified Electronic Corporation as a result of the August 1994 merger into the Company. Research and development expenses of $27,935 and $74,413 for the three and nine months ended June 30, 1996 represented an increase of 48% and 11%, respectively, from the corresponding periods in 1995.

     The Company had income from operations of $112,171 for the three months ended June 30, 1996 as compared to income from operations of $10,340 for the three months ended June 30, 1995. For the nine months ended June 30, 1996, the Company had a loss from operations of $27,129 as compared to income from operations of $5,928 in 1995. The Company's provision for income taxes was $41,351 and $13,002, respectively, for the three and nine months ended June 30, 1996, as compared to provision for income taxes of $5,447 and $6,402, respectively, for the three and nine months ended June 30, 1995.

     As a result of the foregoing, the Company had net income of $73,423 for the three months ended June 30, 1996 and a net loss of $29,345 for the nine months ended June 30, 1996, as compared to net income of $7,222 and $8,489, respectively, for the three and nine months ended June 30, 1995. The Company had primary and fully diluted earnings per share of $.01 for the three months ended June 30, 1996 as compared to $.00 for the corresponding period in 1995, and a primary and fully diluted loss per share of $.01 for the nine months ended June 30, 1996 as compared to earnings per share of $.00 for the corresponding period in 1995.

Liquidity and Capital Resources

     The primary measures of the Company's liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as its borrowing ability. During the nine months ended June 30, 1996, the Company's working capital increased by $51,276 to $2,847,567.

     The Company used $79,771 in operating activities for the first nine months of fiscal 1996 principally from an increase in inventory of $412,663 less the Company's net loss as adjusted for the depreciation and amortization of $77,179, an increase in prepaid items of $125,903, and an increase in accounts payable and accrued expenses of $100,322. The increase in the Company's inventory for the first nine months of fiscal 1996 was primarily due to an increase in materials and parts to support orders and anticipated orders for the Company's bipolar generators in fiscal 1996.

     Investing activities for the first nine months of fiscal 1996 used a total of $25,903 for the purchase of equipment and increase in tangible assets. Financing activities for the first six months of fiscal 1996 used $110,678 principally as a result of payment of $115,000 under a note issued to
Bernard H. Shuman in connection with the merger of Diversified Electronics
Corporation.   As a result of the foregoing, cash decreased by $216,352 in the first nine months of fiscal 1996, leaving a balance of $298,882 in the Company's cash and cash equivalents at June 30, 1996.

     On March 1, 1996, the Company and Bernard H. Shuman, a director of the Company, modified the payment terms of a note originally issued in connection with the Company's merger with Diversified Electronic Corporation in August 1994, and which was due on March 1, 1996. Pursuant to the modification, the Company paid Mr. Shuman $100,000 to reduce the principal balance for the note on March 1, 1996, $15,000 in April, 1996 and agreed to pay the remaining $70,000 on August 1, 1996. On August 1, 1996, the $70,000 was paid to Mr. Shuman and the note was canceled.

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

                  VALLEY FORGE SCIENTIFIC CORP.



PART II. OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holding

     (a)  The Company's Annual Meeting for Shareholders was held on May 8,
1996.

     (b) The following directors were elected for a one year term until their successors are duly elected and qualified:

               Jerry L. Malis
               Thomas J. Gilloway
               Leonard I. Malis
               Bruce L. Murray
               Bernard H. Shuman

     (c) The only matter voted upon at the Annual Meeting was the election of directors. The following is a summary of the vote tabulation: Jerry L. Malis, For:
7,539,887 (91.6%),
          Withheld: 53,520, Abstentions: 0; Thomas J. Gilloway, For 7,540,287 (91.6%), Withheld:
          53,120, Abstentions: 0; Leonard I. Malis, For: 7,540,287 (91.6%),
Withheld: 53,120,
          Abstentions: 0; Bruce A. Murray, For: 7,540,607 (91.6%), Withheld:
52,800, Abstentions:
          0; Bernard H. Shuman, For: 7,540,287 (91.6%), Withheld: 53,120,
Abstentions: 0.


Item 6.    Exhibits and Reports on Form 8-K


     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the quarter ended
         June 30, 1996.



                  VALLEY FORGE SCIENTIFIC CORP.

                            SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   VALLEY FORGE SCIENTIFIC CORP.


Date: August 12, 1996                   By:   /s/ Jerry L. Malis
                                              Jerry L. Malis, President
                                             (principal financial officer)



Date: August 12, 1996                  By:   /s/ Thomas J. Gilloway
                                              Thomas J. Gilloway
                                              Executive Vice President