Form 10-K
period 1996-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 1996-12-27
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549
                  FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 1996.
                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]
For the transition period from ____________________ to
________________

                              Commission File Number:
001-10382

        VALLEY FORGE SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                    23-2131580
(State or other jurisdiction of                    (I.R.S. employer
 incorporation or organization)                   identification no.)
            136 Green Tree Road, Oaks, Pennsylvania 19456
       (Address of principal executive offices and zip code)
                   Telephone: (610) 666-7500
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                        Name of Each Exchange
    Title of Each Class                 on which Registered

   Common Stock, no par value           Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No _____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing bid and ask prices as reported by the NASDAQ system on December 17, 1996 as $11,787,055.

At December 17, 1996 there were 8,229,384 shares of the Registrant's Common Stock outstanding.



     DOCUMENTS INCORPORATED BY REFERENCE

      As stated in Part III of this annual report on Form 10-K, portions of the following documents are incorporated herein by reference:

          Definitive Proxy Statement for the Annual
          Meeting of Stockholders of the Registrant, or an Amendment to this Annual Report on Form 10-K, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


                    PART I

Item 1.   BUSINESS

Nature of Business

     Valley Forge Scientific Corp. and its subsidiaries (collectively referred to as the "Company") is principally engaged in the development and manufacture of medical devices and other healthcare products. The Company is a leading manufacturer of bipolar electrosurgical products. Through its new generation of products, the Company has begun to broaden the market for its products from neurosurgery and other microsurgery disciplines into other surgery fields. The Company sells its products to or through national and international distributors, which include affiliates of major healthcare corporations. The Company was incorporated in the Commonwealth of Pennsylvania on March 27, 1980.

     The Company's principal products consist of bipolar electrosurgical systems and related products and accessories. These bipolar electrosurgical systems are based on patented circuitry and allow a surgeon to coagulate blood vessels and/or cut tissue. Bipolar coagulation and cutting are conducted through the use of a surgical hand-held instrument, which is connected via a bipolar cord to the solid state microprocessor controlled generator.

     In bipolar electrosurgery, the current flow occurs at the tips of a bipolar instrument. This is quite different from conventional monopolar electrosurgical systems, in which the current passes from an active pen electrode through the patient to a grounding pad which acts as a dispersive electrode. The Company's bipolar electrosurgical systems enable a surgeon to bloodlessly cut, core and divide tissue without the use of a grounding pad and its inherent safety hazards.

     To provide irrigation for the bipolar electrosurgical systems, the Company also manufactures and sells the MALIS Irrigation System. The irrigation system provides controlled irrigation for bipolar cutting and coagulation in a wet surgical field. The disposable MALIS bipolar cord/irrigation tubing set ("C/T Set"), which is manufactured and sold by the Company, is used to connect a surgical hand-held instrument to both the irrigation module and the bipolar electrosurgical generator.

     The Company has developed bipolar instruments which are to be used with the Company's bipolar electrosurgical generators for hospital and office procedures in the fields of neurosurgery, gynecology, urology, arthroscopy, laparoscopy and plastic surgery. The bipolar instruments are connected to the bipolar electrosurgical generator through a C/T Set or a bipolar cord.

     The Company also manufactures and sells a disposable cardiopulmonary resuscitation (CPR) mask system, surgical magnifying loupes, a microsurgical stool and titanium surgical mesh.

     Of the Company's $3,424,589 in sales in fiscal 1996, approximately
89% were made to Johnson & Johnson Professional, Inc. ("J & J"), formerly known as Codman & Shurtleff, Inc., as compared to 76% and 90% in fiscal
1995 and 1994, respectively. The bipolar electrosurgical systems and the irrigation system accounted for approximately 54% of the Company's sales in fiscal 1996 and approximately 69% and 67% of the sales in fiscal 1995 and 1994, respectively. Sales of C/T Sets amounted to approximately 35% of the Company's sales in fiscal 1996 and approximately 28% and 27% in 1995 and 1994, respectively.

Developments

     In the second quarter of 1996, the Company received permission from the United States Food and Drug Administration ("FDA") to market its new
VFS 300 bipolar electrosurgical generator which enables a physician to cut tissue and/or coagulate blood vessels while the electrodes are totally submerged in electrically conducted fluids, such as saline.
     In the second quarter of 1996, the Company commenced selling its VFS 200 bipolar electrosurgical system for use in magnetic imaging therapy, which involves using magnetic resonance imaging equipment in conjunction with an operative procedure, generally a tumor biopsy. To the Company's knowledge, the VFS 200, with its unique circuitry, is the only electrosurgical system which can be used in the same room with MRI equipment.

     In March 1996, the Company modified its distribution agreement for the CPR mask system with CDX Corporation from an exclusive distribution agreement to a nonexclusive distribution agreement. The Company, through a subsidiary, has commenced marketing the CPR mask system directly with other customers and distributors.

     In March 1996, the Company received FDA permission to market its new line of bipolar cutting loops which are used in conjunction with the Company's bipolar generators for use in all procedures which monopolar generators are used.

     In the third quarter of 1996, the Company's principal customer, Johnson & Johnson Professional, Inc. commenced marketing of the "Malis Synergy Bipolar System" which is used for coagulation in neurosurgery procedures.


Products

     The Company's business constitutes a single business segment.

     Bipolar Electrosurgical Systems

     MALIS* CMC-III High Power Bipolar Cutting/Coagulation System.
This third generation system was first introduced into the neurosurgery market by J & J in October 1991. The MALIS* CMC-III High Power
Cutting/Coagulation System provides many times the power of the CMC-II system in the cutting mode, and allows the surgeon to cut through any tissue. The MALIS* CMC-III High Power Bipolar System was designed to replace the MALIS* CMC-II bipolar system.

        (* A registered trademark of Dr. Leonard I. Malis)

     MALIS* CMC-III International Bipolar Cutting/Coagulation System.
This system incorporates the same features as the MALIS* CMC-III, with certain modifications in order to meet the current standards for marketing the unit worldwide. The unit has received IEC-601certification and now bears the international "CE" mark.

     MALIS* Bipolar Synergy System. A 50 watt coagulator for neurosurgical use with updated coagulation technology. This unit is designed to replace the MALIS* Precision Control Bipolar Coagulator.

     Bipolar Endoscopic Coagulator. This generator is used as a coagulator in endoscopic procedures, and is the subject of an existing distribution agreement with Boston Scientific Corporation. The product is marketed by the Microvasive division of Boston Scientific Corporation under its "Symmetry Endo-Bipolar Generator" tradename.

     MALIS* CMC-II Coagulator and Cutting System. A solid state, microprocessor controlled bipolar electrosurgical system which allows a surgeon to coagulate vessels and/or cut tissue at various power levels during surgical procedures. The unit contains a voice feature, which informs the surgeon of the power setting. The cutting feature of this system is primarily used for coring during microsurgical procedures.

     MALIS* International CMC-II Bipolar Coagulator and Cutting
System. Incorporates the same features as the MALIS CMC-II Coagulator and Cutting System, with certain modifications in order to meet the standards for sale in Europe. The unit has received IEC-601 certification.

     Padgett Bipolar Cutter/Coagulator for Plastic/Reconstructive Surgery. This generator has been developed for use by plastic surgeons to minimize blood loss and post-operative scarring of tissue. The Company has received FDA permission to market the generator. This generator is being marketed by Padgett Instruments, Inc. pursuant to an existing distribution agreement.

     Bi-Safe-I Cutter/Coagulator for Office Gynecological Procedures.
This generator meets the need for the bipolar modality in the physician's office and offers significant cost and time savings over other available equipment.
The Company is marketing the generator through an independent representative and intends to market the system through regional or national distributors.

     VFS 200 Bipolar System. This system is used in magnetic imaging therapy, which uses magnetic resonance imaging equipment in conjunction with operative procedures, generally a tumor biopsy. To the Company's knowledge, the VFS 200, with it unique circuitry, is the only electrosurgical system which can be used in the same room with MRI equipment.

     MALIS* Irrigation System

     The MALIS* Irrigation System is principally used in conjunction with the Company's bipolar electrosurgical systems to provide controlled irrigation for bipolar coagulation and cutting in a wet surgical field. The system consists of an impulse pumped electrical generator which pumps and regulates the flow of liquid through irrigation tubing, including, the disposable MALIS C/T Set, which is manufactured and sold by the Company. The irrigation system may also be used as a stand-alone unit.

     Other Products

     MALIS* Bipolar Cord/Irrigation Tubing Set. A disposable coextruded bipolar forceps cord combined with an irrigation tubing set which simultaneously delivers electrical current and irrigation fluid to a surgical hand-held instrument. A new C/T Set is used for each surgical procedure. The C/T Set is used in conjunction with the Company's bipolar electrosurgical systems and the irrigation system.

     CPR Mask System. This is a single-use disposable cardiopulmonary resuscitation (CPR) mask system. In 1995, the system was redesigned to incorporate design suggestions from principal customers. The product is distributed by CDX, Inc. and is being marketed independently by the Company. In 1996, the Company was granted a United States patent on the mask system.

     Titanium Surgical Mesh. Interwoven titanium used in neurosurgery for the repair of skull and spinal column defects.

     Surgical Magnifying Loupes. The loupes enable the surgeon to magnify the surgical field.  The product's multi-lens design provides correction
of spherical and color aberrations and maximum depth of field.   The loupes
are presently available at powers of 2.5x, 3.25x and 4.0x magnification. The loupes are sold under the MALIS* and NEUROPTIC trademarks.

     Surgical Stool. A battery operated electrically controlled stool which allows the surgeon to adjust his seating position up or down as the microscope is raised or lowered throughout the surgical procedure. The product has been designed for surgeons in all disciplines who use microscope magnification.
The surgical stool is sold under the MALIS* and SCOPEMATE trademarks.


      New Products to be Introduced into the Market

     The Company has developed several new bipolar generators, which are based on the technology employed in the MALIS* High Power Bipolar
Cutting and Coagulation System, as well as bipolar instruments which are to be used in conjunction with these new generators. These products are designed to be sold in the neurosurgery, orthopedic, laparoscopic, urology, gynecology and plastic surgery fields.

     Bipolar Electrosurgical Pen. A final preproduction prototype of a hand-held disposable bipolar electrosurgical pen has been completed, and the Company has received permission to market this product from the FDA. The pen is designed to be used with the MALIS* High Power Bipolar Cutting/Coagulation System for neurosurgery and other surgical disciplines. The Company completed clinical testing of the product and has been preparing the product for production.

     Bipolar Handswitched Electrosurgical Pen. The Company has designed a hand-held disposable pen with hand switches for activating cutting and/or coagulation. The pen is designed to be used with the MALIS* High Power Bipolar Cutting/Coagulation System for orthopedic surgery.

     Bi-Safe-II High Power Bipolar Cutter/Coagulator for OB/GYN
Procedures. The Company has developed a unique high power bipolar cutter/coagulator for use in OB/GYN hospital procedures. This generator has features which are unique and are designed to reduce the time required for surgical procedures. The Company has received FDA permission to market the generator and intends to market the system through regional or national distributors.

     MINI-SYMM Endo-Bipolar Coagulator. the generator is a small version of the Symmetry System being marketed by the Microvasive Division of Boston Scientific Corporation. Boston Scientific Corporation plans to sell the MINI-SYMM System as a lower price alternative to the Symmetry System.

     VFS 300 High Power Bipolar Cutter/Coagulator for Urological
Procedures. This unit has a technology which enables the physician to cut tissue and/or coagulate blood vessels while the electrodes are totally submerged in electrically conducted fluids, such as saline. The Company has received FDA permission to market this system and intends to market the system through regional or national distributors.

     Bipolar Endoscopic and Laparoscopic Instruments. The Company has developed preproduction prototypes of endoscopic and laparoscopic instruments to be used in conjunction with the Company's High Power Bipolar Cutting/Coagulation Systems. The Company has received permission to market these products from the FDA. The Company intends to market these instruments through regional or national distributors.

     Bipolar Loop Electrodes. The Company has developed preproduction prototypes of improved bipolar loop electrodes with modifications of the alloy to provide faster and cleaner cutting. The loop electrodes are to be used in conjunction with the Company's Bipolar Cutting/Coagulation Systems. The Company has received FDA permission to market the loop electrodes.

Manufacturing and Supplies

     For over 14 years, prior to August 31, 1994, the manufacturing, assembly and packaging of the Company's electrosurgical products were subcontracted to Diversified Electronic Corporation ("Diversified"), a specialty electronics manufacturer, which provided contract manufacturing and research and development to an established base of customers. On August 31, 1994, the Company vertically integrated the manufacturing, assembly and packaging of its electrosurgical generators by acquiring Diversified. Since August 31, 1994, Diversified Electronics Company, Inc. ("DEC"), a wholly owned subsidiary of the Company, has conducted the operations of Diversified in substantially the same manner as conducted by Diversified prior to the acquisition.

     The Company purchases its product components from multiple sources.

     The Company's manufacturing process is subject to the regulatory requirements of the Federal Good Manufacturing Practice Regulations as promulgated by the FDA. The Company conducts quality assurance audits throughout the entire manufacturing process to ensure that all medical products comply with the applicable government regulations.

Marketing and Sales

     The Company sells certain of its products to or through national or international distributors which include affiliates of major healthcare corporations. In May 1991, the Company entered into a new distribution agreement with J & J, under which J & J is granted the exclusive right to sell the Company's bipolar electrosurgical systems, irrigation system, C/T Sets, titanium surgical mesh and other products developed by the Company in the field of neurosurgery through December 31, 1998.

     Under the terms of the distribution agreement, J & J is required to purchase no less than $1,100,000 in 1994 and subsequent years. For the 1996, 1995 and 1994 fiscal years, the Company had sales to J & J of $3,055,531, $2,042,990, and $3,246,858, respectively. Orders are generally filled on a current basis in each calendar year.

      Approximately 89% of the Company's sales were derived from sales to J & J in fiscal 1996 and approximately 76% and 90% of sales were made to J & J in fiscal 1995 and 1994, respectively. Under the terms of a development agreement with J & J, the Company has agreed to pay J & J through December 31, 1998 a royalty of 2-1/2% of the net sales of the high power bipolar electrosurgical system and 2% of the net sales of the C/T Sets outside of the field of neurosurgery.

     In July 1992, the Company entered into an exclusive five year distribution agreement with Boston Scientific Corporation for the sale of a bipolar electrosurgical coagulator specifically designed for use in the fields of gastroenterology and endoscopy for hospital, outpatient clinics and office based procedures involving flexible endoscopy. The agreement requires
Boston Scientific Corporation, to make minimum purchases of the product on an annual basis in order to maintain its exclusivity in their field of interest.

     The Company currently has a nonexclusive distribution agreement with CDX, Inc. to sell the Company's disposable CPR mask system. This agreement, which was entered into in August, 1992 for a term of ten years, was changed from an exclusive distribution agreement to a nonexclusive distribution agreement in March, 1996.

     In the first quarter of 1995, the Company entered into a distribution agreement with Padgett Instruments, Inc. for a bipolar coagulation and cutting system to be sold in the plastic and reconstructive surgery market. The Company now has orders for both generators and accessory products under this agreement.

     While the Company's products are sold in foreign markets by J & J and Boston Scientific Corporation, the Company is not aware of the amount of products which are sold in those markets. Prior to sales in certain foreign markets, the Company will need to comply with applicable foreign government regulations.

     The Company currently sells the surgical magnifying loupes and the surgical stool through the members of the Association of Neurosurgical Distributors.

     The Company's business is not affected to any material extent by seasonal factors.

Competition

     The Company is a leading manufacturer of bipolar electrosurgical systems, and its systems, because of their unique circuitry and patented wave form, are distinguished from other bipolar electrosurgical systems. In the neurosurgery market, the Company believes that it is the principal manufacturer of bipolar electrosurgical systems. In other medical areas, the Company's products will compete with monopolar electrosurgical systems, as well as products based on other technologies, such as laser devices. The Company believes that its bipolar electrosurgical products offer enhanced capabilities and safety advantages as compared to monopolar electrosurgical systems and laser devices.

     The principal manufacturers of monopolar electrosurgical systems (currently the standard electrosurgical device used in the general surgery fields) are Valleylab, an affiliate of Pfizer, Inc., and Birtcher Medical Systems, Inc. An ultrasound device is sold by Valleylab and laser devices are sold by companies such as Surgical Laser Technology.

     A number of major medical product suppliers, including U.S. Surgical Corp., Ethicon, Inc. (a subsidiary of Johnson & Johnson), and Bard
Endoscopic (a division of C.R. Bard) are selling or preparing to sell laparoscopic or endoscopic instruments for use with monopolar electrosurgical systems or other modalities. Certain of the laser surgical devices currently marketed by such firms as Surgical Laser Technology and Laserscope are also being used for general surgery.

     While there are currently several manufacturers of CPR masks, the Company believes that its CPR Mask made of silicone, which folds into a pocket portable size, yet deploys instantly for emergency use, offers advantages over other products.

Research and Development

     For the 1996, 1995, and 1994 fiscal years, the Company expended $87,536, $125,775 and $95,609, respectively, for research and development. The Company anticipates that it will continue to incur research and develop-ment costs in connection with development of products.

     In the past, the Company's research and development was conducted
internally as well as subcontracted to third parties.   As a result of the
acquisition of Diversified, the Company anticipates that its future research and development will be conducted internally. Clinical testing of the products is conducted by physicians, including, Dr. Leonard I. Malis, a principal shareho-lder and director of the Company.

     In the 1997 fiscal year, the Company anticipates that it will fund all its research and development with current assets and revenues from operations.


Government Regulation

     The marketing and sale of the Company's products is governed by the Federal Food, Drug and Cosmetic Act (the "Act") administered by the FDA, as well as varying degrees of regulation by a number of foreign governmental agencies. The Act requires certain clearances from the FDA before medical devices can be marketed.

     All medical devices introduced into the market since 1976, which include substantially all of the Company's products, are required by the FDA as a condition of sale and marketing to secure either a 510(k) premarket notification clearance or an approved Premarket Approval application
("PMA"). A 510(k) premarket notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market prior to 1976 or that has received 510(k) premarketing notification clearance. In general, the process of obtaining a 510(k) clearance typically takes several months and involves the submission of limited clinical data and supporting information while the PMA process typically will last more than a year and requires the submission of significant quantities of clinical data and manufacturing information.

     To comply with the FDA regulations, the Company incurs substantial costs relating to laboratory and clinical testing of new and existing products and the preparation and filing of documents in formats required by the FDA. From time to time, the Company may also encounter delays in bringing new or existing devices to market as a result of being required by the FDA and foreign governmental authorities to conduct and document additional investigations of product safety and effectiveness.

     The Company believes that it is in material compliance with regulations promulgated by the FDA and foreign governmental authorities, and that such compliance has been and is anticipated to be without adverse effect on its business.

Patents and Trademarks

     The Company owns two principal United States patents for bipolar electrosurgery, one relating to the circuitry employed by the Company's bipolar electrosurgical systems and the other relating to two products under development. The patent for circuitry, which was first granted in 1986 and subsequently expanded upon in June 1994, covers 92 claims and is an important aspect of the Company's bipolar electrosurgical systems.

     In November 1995, the Company was granted a United States patent for its CPR mask system. The Company's practice and experience is to apply for patents which are important to the development or sale of a product.

     Dr. Leonard Malis has entered into an agreement with the Company to license the "MALIS" trademark to the Company, at no cost to the Company, to the extent the name has not been licensed to Johnson & Johnson. The Company has also registered or is in this process of registering other trademarks.


Employees

     At September 30, 1996, the Company and its subsidiaries had 33 full-time employees, including executive officers. The Company from time to time retains part-time employees, engineering consultants, scientists and other consultants. All full-time employees participate in the Company's health benefit plan.

     None of the Company's employees are represented by a union or covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

Item 2.   PROPERTIES.

     The Company currently leases approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,362 (with increases based on increases in the consumer price index) in an office building in Oaks, Pennsylvania, approximately 12 miles northwest of Philadelphia, Pennsylvania. The current lease is for a term of five years ending on June 30, 2000. On August 31, 1994, the Company acquired a building with approximately 15,000 square feet of manufacturing and warehouse space in Philadelphia, Pennsylvania.

Item 3.   LEGAL PROCEEDINGS.

     As of September 30, 1996, there are no material pending legal proceedings to which the Company is a party or to which any of its property is the subject.



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

     No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal year 1996.

                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is quoted on the Boston Stock
Exchange under the symbol VLF, and traded in the over-the-counter market, and is included in the National Association of Securities Dealers Automated Quotation (NASDAQ) System - Small Cap Issues under the symbol VLFG.
The table below sets forth the range of high and low closing bid quotations per share of Common Stock as reported on the NASDAQ System. Quotations represent prices between dealers and do not necessarily represent actual transactions. None of the prices shown reflect retail mark-ups, mark-downs, or commissions.

COMMON STOCK                                          High-Bid      Low-Bid
Fiscal 1995:
   First Quarter ..........................           $3             $2
   Second Quarter..........................            3 1/16         1 13/16
   Third Quarter...........................            4 5/8          2 15/16
   Fourth Quarter..........................            4              2

  Fiscal 1996:
   First Quarter...........................           $4              $2
   Second Quarter..........................            2               1 7/16
   Third Quarter...........................            3               1 13/16
   Fourth Quarter..........................            3 5/16          1 7/8

     At December 17, 1996, the Company had 123 shareholders of record. The Company believes that there are in excess of 1,000 beneficial shareholders of its Common Stock.

     The Company has not paid any dividends to date, nor does it expect to do so in the foreseeable future.



Item 6.   SELECTED FINANCIAL DATA


              VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES



Statement of Operations Data:        1996         1995           1994(1)(2)      1993         1992

Net Sales                        $3,424,589      $2,688,427       $3,587,379   $2,401,651    $1,531,102

Income (loss) from Operations       (96,285)       (368,415)         694,159      249,003      (178,304)

Net Income (loss)                  $(75,116)      ($215,574)        $547,615     $234,160     $(153,429)
                                    ========      ==========        ========      =======       ========

Primary Earnings (loss) per share     $(.01)         $(.03)             $.07         $.03        $(.02)
                                      ======         ======            =====         =====       ======
Fully Diluted Earnings (loss)
    per share                         $(.01)         $(.03)             $.07         $.03        $(.02)
                                      ======         ======             =====        =====       ======


Balance Sheet Data:
At September 30,
                                     1996         1995           1994            1993         1992

Current Assets                   $2,987,502     $3,052,414     $3,429,443     $3,007,457   $2,393,408

Total Assets                      4,217,958      4,379,866      4,884,525      3,754,205    3,158,793

Current Liabilities                 164,595        256,123        353,891        220,629      109,090

Long Term Liabilities                 4,736              0        170,775              0          903

Retained Earnings (deficit)          (3,071)        72,045        287,619       (259,996)    (494,156)

Stockholders' Equity              4,048,627      4,123,743      4,359,859      3,553,576    3,048,800




(1) On August 31, 1994, the Company acquired Diversified Electronic Corporation pursuant to an Agreement and Plan of Merger. After
     September 1, 1994, the operations of Diversified Electronic Corporation were conducted by the Company's Diversified Electronics
     Company, Inc., wholly owned subsidiary. The results of operations of Diversified Electronics Company, Inc. from September 1, 1994 are included in the results of operations of the Company.

(2) See Note 2 to the Company's financial statements (commencing on page F-1, hereto) for a summary of the unaudited proforma results of operations of the Company and Diversified Electronic Corporation had the business combination occurred on October 1, 1993.




Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     1996 and 1995 Fiscal Year Compared

     Sales of $3,424,589 for 1996 were 27% greater than sales for 1995.
The sales increase primarily resulted from increased sales to Johnson &
Johnson Professional, Inc., ("J&J"), the Company's principal customer with whom the Company has an existing distribution agreement. In 1996, J&J accounted for 89% of the Company's sales, as compared to 76% and 90% of the sales in 1995 and 1994, respectively. The sales gains reflect increased shipments of the Company's surgical generators.


     Approximately 54% of the Company's 1996 sales related to sales of the bipolar electrosurgical and irrigation systems as compared to approximately 69% and 67% of the sales in fiscal 1995 and 1994, respectively. Sales of C/T Sets in 1996 accounted for approximately 35% of the Company's sales in 1996 and approximately 28% and 27% in 1995 and 1994, respectively. DEC accounted for approximately 8% of the Company's sales in 1996 as compared to 11% in 1995.

     The Company's gross profit margin was 46% for 1996 as compared to gross profit margin of 47% and 55% for 1995 and 1994, respectively.
Selling, general and administrative expenses increased by 7% in 1996 as compared to the amounts for 1995. Selling, general and administrative expenses were impacted by costs related to the assimilation of Diversified
Electronic Corporation as a result of the August 1994 merger. Research and development expenses decreased by 30% to $87,536 in 1996, reflecting the completion of development of new generators in 1995.

     In March 1996, the Company modified its distribution agreement for the CPR mask system with CDX Corporation from an exclusive distribution agreement to a nonexclusive agreement. The Company also commenced marketing the CPR mask system directly with other customers and distributors.

     The Company had a loss from operations of $96,285 for 1996 which was 74% less than the loss from operations of $368,415 for 1995. The
Company had a loss before taxes of $88,095 in 1996 as compared to a loss before taxes of $363,965 in 1995. The Company's tax benefit was $12,979 in 1996 as compared to $148,391 in 1995.

     As a result of the foregoing, the Company had a net loss of $75,116 in 1996 as compared to a net loss of $215,574 for 1995. Primary and fully diluted loss per share was $.01 for 1996 compared to loss per share of $.03 for 1995.

     1995 and 1994 Fiscal Years Compared

     Sales of $2,688,427 for 1995 were 25% less than sales for 1994. The sales decrease primarily resulted from lower sales to Johnson & Johnson
Professional, Inc., ("J & J"), the Company's principal customer with whom the Company has an existing distribution agreement. Sales were also affected by delays in the introduction of the Company's bipolar electrosurgical systems and instrumentation for use in the fields of gynecology and urology and delays in finalizing a design modification to the CPR Mask System.


     In 1995, the Company completed the development of two new bipolar neurosurgical generators for J&J, a new bipolar endoscopic generator for the Microvasive division of Boston Scientific Corporation, a bipolar generator for plastic/reconstructive surgery for Padgett Instruments, Inc., two bipolar generators for gynecology procedures, a bipolar generator for urology procedures and improved bipolar loop electrodes. As a result of the development of the new generators for J & J, sales of the existing generators, which are being replaced by the new generators, were at low levels as J & J reduced its inventories. Sales of the new bipolar endoscopic generator and the bipolar generator for plastic/reconstructive surgery are expected to commence in the second quarter of fiscal 1996 through existing distribution agreements.

     In 1995, J & J accounted for 76% of the Company's sales, as compared to 90% and 94% of the sales in 1994 and 1993, respectively. Sales for 1995 included sales of the Company's Diversified Electronics Company, Inc., ("DEC") subsidiary for the entire year and sales in 1994 included sales of DEC from September 1, 1994 to September 30, 1994 (see "Acquisition of
Diversified" below).

     Approximately 69% of the Company's 1995 sales related to sales of the bipolar electrosurgical and irrigation systems as compared to approximately 67% and 66% of the sales in fiscal 1994 and 1993, respectively. Sales of C/T Sets in 1995 accounted for approximately 28% of the Company's sales in 1995 and approximately 27% and 25% in 1994 and 1993, respectively. DEC accounted for approximately 11% of the Company's sales in 1995. DEC's 1995 sales reflect the termination of a manufacturing relationship with an outside customer, which historically accounted for approximately $200,000 in annual sales, as DEC concentrated its efforts on completing the development of several of the Company's bipolar generators and streamlining the manufacturing of the Company's bipolar generators.

     The Company's gross profit margin was 47% for 1995 as compared to gross profit margin of 55% and 61% for 1994 and 1993, respectively, while selling, general and administrative expenses increased by 26% in 1995 as compared to the amounts for 1994. The decrease in gross profit margins and the increase in selling, general and administrative expenses was primarily due to costs associated with the assimilation of Diversified Electronic Corporation as a result of the August 1994 merger and the ramp-up of bipolar electrosurgical systems and new disposable products in the fields of urology, gynecology, plastic/reconstructive surgery and orthopedics.

     The Company had a loss from operations of $368,415 for 1995 as compared to income from operations of $694,159 for 1994.

     The Company had a loss before taxes of $363,965 in 1995 as compared to income before taxes of $711,530 in 1994. The Company's tax benefit was $148,391 in 1995. The Company's provision for income taxes net of its credit of $138,167 for net operating loss carry forward was $163,915 in 1994.

     As result of the foregoing, the Company had a net loss of $215,574 in 1995 as compared to a net income of $547,615 for 1994. Primary and fully diluted loss per share was $.03 for 1995 compared to earnings per share of $.07 for 1994.

Liquidity and Capital Resources

     The primary measures of the Company's liquidity are cash balances
(including short-term investments), accounts receivable and inventory balances, as well as its borrowing ability. During 1996, the Company's working capital increased by $26,616 to $2,822,907.

     For the 1996 fiscal year, the Company used net cash of $126,102 in operating activities which reflects an increase in accounts receivable and inventory and prepaid items of $166,636, $239,432 and $27,014 respectively, less the net loss from operations as adjusted for noncash items of $67,159, a decrease in recoverable income taxes of $157,482 and an increase of accounts payable of $89,150.  The increase in inventory and accounts receivable was primarily due to higher sales levels.

     Investing activities for 1996 used $45,693 for an increase in intangible assets of $14,508 and for the purchase of equipment in the amount of $31,185. Financing activities used $180,678 for the payment of a note payable originally issued in connection with the merger of Diversified
Electronic Corporation into the Company. Cash decreased by $352,473 in 1996 leaving a balance of $162,761 in the Company's cash and cash equivalents at September 30, 1996.

     For the 1995 fiscal year, the Company used net cash of $44,448 in operating activities representing the net loss from operations as adjusted for noncash items of $72,372, a decrease in accounts payable and accrued expenses of $145,159, an increase in recoverable income taxes and deferred income tax benefit of $258,375, and a decrease in income taxes payable of $86,099, less a decrease in accounts receivable, and inventory of $480,514 and $43,340 respectively. The decrease in inventory and accounts receivable was primarily due to lower sales volume.

     Investing activities for 1995 used a total of $42,501, representing
$945 for the increase in intangible assets related to patents, and $45,556 representing purchases of property, plant and equipment. Financing activities for 1995 used $57,827 representing a reduction in notes payable of $37,285 and the repurchase of 10,000 shares of common stock for $20,542. Cash decreased by $144,776 in 1995 leaving a balance of $515,234 in the Company's cash and cash equivalents at September 30, 1995.

     On March 1, 1996, the Company and Bernard H. Shuman, a director of the Company, modified the payments terms of a note originally issued in connection with the Company's merger with Diversified Electronic
Corporation in August 1994, and which was due on March 1, 1996. Pursuant to the modification, the Company paid Mr. Shuman $100,000 to reduce the principal balance for the note on March 1, 1996, $15,000 in April, 1996 and $70,000 on August 1, 1996. On August 1, 1996, the note was canceled.

     The Company has a line of credit of $750,000 with Meridian Bank which expires January 31, 1997 and calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured. At
September 30, 1996, there was no outstanding balances on this line.

     At September 30, 1996, the Company's total debt was $169,331 and the ratio of total debt to total equity was 4%. The Company believes it has available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, the Company believes it could borrow adequate funds at competitive rates and terms.

Acquisition of Diversified

     On August 31, 1994, the Company acquired Diversified Electronic
Corporation ("Diversified") pursuant to a Merger Agreement, in which the Company was the surviving corporation. After the merger, Diversified
Electronics Company, Inc., a wholly owned subsidiary of the Company, conducted the operations of Diversified. In the Merger Agreement, the Company issued the following consideration: (i) cash in the amount of $161,500; (ii) a noninterest bearing note in the amount of $185,000 payable on March 1, 1996; (iii) a noninterest bearing note in the amount of $47,188 which was paid upon the collection of certain accounts receivable of Diversified; and (iv) 139,334 shares of unregistered common stock of the Company. The cash portion of the consideration was funded with the Company's available cash on hand. The assets of Diversified consisted primarily of equipment, fixtures, inventory, and intellectual property. Prior to the merger, Diversified Electronics Company, Inc., a wholly owned subsidiary of the Company, acquired the real property and building, which constituted
Diversified's manufacturing facility, for $95,000 in cash.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

A.   Quarterly Results of Operations.

     Not applicable.

B.   Financial Statements and Financial Statement Schedules.

     See Index to Financial Statements and Financial Statement Schedules on page F-1 herein.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

               Not applicable.

                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT.

     The information concerning directors and officers called for by Item
10 of Form 10-K will be set forth either: (i) in the Company's Definitive Proxy
Statement for its Annual Meeting of Stockholders, or (ii) in an amendment to this Annual Report on Form 10-K, which in either case will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form
10-K, and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.

     The information called for by Items 11, 12 and 13 of Form 10-K will be set forth either: (i) in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders, or (ii) in an amendment to this Annual
Report on Form 10-K, which in either case will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.



                   PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K.


     a. and d. Financial Statements and Financial Statement
Schedules.

        See Index to Financial Statements and Financial Statement
Schedules on Page F-1, herein.

     b. Reports on Form 8-K.

        None.

     c. Exhibits

      The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

     (2) Agreement and Plan of Merger.

          (a)  Agreement and Plan of Merger between Valley Forge
Scientific Corp. and Diversified Electronic Corporation dated August 31,
1994. (4)

     (3) Articles of Incorporation and By-Laws.

          (a)  Articles of Incorporation, as amended - (1) (Exhibit
               3(a)).

          (b)  By-Laws of the Company, as amended - (1) (Exhibit
               3(b)).


     (4) Instruments defining the Rights of Security Holders, including
Indentures.

          (a)  Form of Common Stock Certificate - (1) (Exhibit
               4(a)).


     (10) Material Contracts.

          (a)  Non-Qualified Employee Stock Option Plan - (1)
               (Exhibit 10(a)).

          (b)  Assignment of Know-How Agreement, dated June
               30, 1989 - (1) (Exhibit 10(g)).

          (c)  Assignment of Patents - Bipolar Electrosurgical
               Systems, June 30, 1989 - (1) (Exhibit 10(h)).

          (d)  Assignment of Patents - Binocular Magnification
               System, June 30, 1989 -(1) (Exhibit 10(i)).

          (e)  Assignment of Malis tradename, dated June 30,
               1989 - (1) (Exhibit 10(j)).

          (f)       401(k) and Profit-Sharing Plan - (2) (Exhibit 10(x)).

          (g)  Distribution Agreement between Codman &
               Shurtleff, Inc. and the Company  (3)(Exhibit 10(b)).

          (h)  Amended and Restated Registration Rights
               Agreement, dated April 3, 1991 - (3)(Exhibit
               10(g)).

          (i)  Promissory Note from Thomas J. Gilloway to the
               Company. (5)(Exhibit 10(1))

          (j)  Promissory Note from Jerry L. Malis to the
               Company. (6) (Exhibit 10(k))

          (k)  Promissory Note from the Company to Bernard H.
               Shuman. (6) (Exhibit 10(l))

          (l)  Employment Agreement Jerry L. Malis. (6) (Exhibit
               10(m))

          (m)  Employment Agreement Thomas J. Gilloway. (6)
               (Exhibit 10(n))

          (n)  Employment Agreement Bernard H. Shuman. (6)
               (Exhibit 10(o))

          (o)  Registration Rights Agreement between the
               Company and Bernard H. Shuman (6) (Exhibit
               10(p))

          (p)  Commercial Lease Agreement between GMM
               Associates and the Company dated July 1, 1995 (7)
               (Exhibit 10(p))

(21) Subsidiaries of Registrant


     (1) Previously filed with the Registration Statement of the Company on Form S-18, Registration No. 33-31008-NY, and incorporated herein by reference.

     (2) Previously filed with the Registration Statement of the Company on Form S-18, Registration No. 33-35668-NY, and incorporated herein by reference.

     (3) Previously filed with the Registration Statement of the Company on Form S-1, Registration No. 33-40545, and incorporated herein by reference.

     (4) Previously filed with the Company's Form 8-K dated August 31, 1994, and incorporated herein by reference.

     (5) Previously filed with the Company's Form 10-K for the year ended September 30, 1993, and incorporated herein by reference.

     (6) Previously filed with the Company's Form 10-K for the year ended September 30, 1994, and incorporated herein by reference.

     (7) Previously filed with the Company's Form 10-K for the year ended September 30, 1995, and incorporated herein by reference.

                  SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of December, 1996.

                               VALLEY FORGE SCIENTIFIC CORP.



                              By:   /s/ Jerry L. Malis
                                   Jerry L. Malis, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                          Title                      Date


/s/ Jerry L. Malis        Chairman of the Board,            December 26, 1996
    Jerry L. Malis        President (chief executive
                          officer and principal
                          financial and accounting
                          officer)


/s/ Thomas J. Gilloway    Executive Vice President,         December 26, 1996
    Thomas J. Gilloway    Secretary, Treasurer, Director



/s/ Leonard I. Malis      Director
    Leonard I. Malis                                        December 26, 1996


/s/ Bruce A. Murray        Director                         December 26, 1996
    Bruce A. Murray


/s/ Bernard H. Shuman      Vice President, Director         December 26, 1996
    Bernard H. Shuman


        VALLEY FORGE SCIENTIFIC CORP.

Index to Financial Statements and Financial Statement Schedules


Independent Auditor's Report                                                   F-2

Balance Sheets - September 30, 1996 and 1995                                                  F-3

Statements of Operations - Years Ended September 30, 1996, 1995                F-4
  and 1994

Statements of Stockholders' Equity - Years ended September 30, 1996,                F-5
  1995 and 1994

Statements of Cash Flows - Years ended September 30, 1996, 1995 and 1994            F-6

Notes to Financial Statements                                                  F-8



___________________

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.













                                     INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Valley Forge Scientific Corp. and Subsidiaries
Oaks, Pennsylvania


We have audited the accompanying consolidated balance sheets of Valley Forge Scientific Corp. and
Subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders'
equity and cash flows for each of the three years ended September 30, 1996.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Forge Scientific Corp. and Subsidiaries as of September 30, 1996 and 1995, and the results of operations and cash flows for each of the three years ended September 30, 1996, in conformity with generally accepted accounting principles.






                                                                           SAMUEL KLEIN AND COMPANY

Newark, New Jersey
December 6, 1996


                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                                      BALANCE SHEETS


                                                                                              September 30,

ASSETS                                                                                   1996               1995
Current Assets:

 Cash and cash equivalents                                                          $   162,761         $  515,234
 Accounts receivable, net                                                               871,648            705,012
 Inventory                                                                            1,687,797          1,448,365
 Prepaid items and other current assets                                                  87,258             60,244
 Recoverable income taxes                                                                12,889            170,371
 Current portion of deferred income tax benefit                                         165,149            153,188
                                                                                      _________          _________
     Total Current Assets                                                             2,987,502          3,052,414

Property, Plant and Equipment, net of accumulated depreciation                          303,414            324,296
Intangible Assets, net of accumulated amortization                                      922,670            998,370
Deferred Income Tax Benefit, net of current portion                                        -                   414
Other Assets                                                                              4,372              4,372
                                                                                     __________         __________
     Total Assets                                                                    $4,217,958         $4,379,866
                                                                                     ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current portion of notes payable                                                    $     -            $  180,678
 Accounts payable and accrued expenses                                                  164,595             75,445
                                                                                     __________         __________
     Total Current Liabilities                                                          164,595            256,123

Deferred Income Taxes Payable                                                             4,736               -
                                                                                     __________         __________
     Total Liabilities                                                                  169,331            256,123
                                                                                     __________         __________
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                                                                           -                  -
 Common stock (no par, 10,000,000 shares
  authorized, 8,229,384 shares issued
  and outstanding at September 30,
  1996 and 1995)                                                                      4,051,698          4,051,698
 Retained earnings (deficit)                                                             (3,071)            72,045
                                                                                      __________         _________
     Total Stockholders' Equity                                                       4,048,627          4,123,743
                                                                                      __________         _________
     Total Liabilities and Stockholders' Equity                                      $4,217,958         $4,379,866
                                                                                      ==========         =========









The accompanying notes are an integral part of these financial statements.

                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                                 STATEMENTS OF OPERATIONS



                                                                        For the Years Ended September 30,
                                                                    1996               1995*               1994*
Net Sales                                                       $3,424,589          $2,688,427          $3,587,379
Cost of Sales                                                    1,840,130           1,431,466           1,619,863
                                                                 _________           _________           _________
Gross Profit                                                     1,584,459           1,256,961           1,967,516
                                                                 _________           _________           _________
Other Costs:
  Selling, general and administrative                            1,503,000           1,409,246           1,128,996
  Research and development                                          87,536             125,775              95,609
  Amortization                                                      90,208              90,355              48,752
                                                                 _________           _________           _________
     Total Other Costs                                           1,680,744           1,625,376           1,273,357

Income (loss) from Operations                                      (96,285)           (368,415)            694,159

Other Income (Expense):
  Interest income (expense)                                          8,190               2,205              17,371
  Gain on sale of equipment                                           -                  2,245                -
                                                                 _________            ________            ________
Income (loss) before income taxes                                  (88,095)           (363,965)            711,530

Provision for (Benefit of) income taxes                            (12,979)           (148,391)            163,915
                                                                 _________            _________            _______
Net income (loss)                                               $  (75,116)         $ (215,574)          $ 547,615
                                                                 =========            =========            =======
Earnings (Loss) per share:
  Primary earnings (loss) per share of common stock             $     (.01)         $     (.03)          $     .07
                                                                 =========            =========            =======
  Fully diluted earnings (loss) per share                       $     (.01)         $     (.03)          $     .07
                                                                 =========          ===========          =========
  Primary common shares outstanding                              8,269,203           8,318,675           8,204,289

  Fully diluted common shares outstanding                        8,308,428           8,318,675           8,204,289



* Restated and reclassified to conform to current year presentation.










The accompanying notes are an integral part of these financial statements.

                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                             STATEMENTS OF STOCKHOLDERS' EQUITY

                     FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994





                                                      Common Stock
                                                      No Par Value
                                                ___________________________          Retained             Total
                                              Number of         Common               Earnings          Stockholders'
                                               Shares         Stock Amount           (Deficit)            Equity
                                             _________         __________           __________           _________
Balances, September 30, 1993                 8,100,050         $3,793,572          $ (259,996)           $3,533,576

Issuance of Shares                             139,334            278,668                -                 278,668

Net Income for the Year
 Ended September 30, 1994                         -                  -                547,615              547,615
                                             _________          _________             _______            _________
Balances, September 30, 1994                 8,239,384          4,072,240             287,619            4,359,859

Retirement of Shares                           (10,000)           (20,542)               -                 (20,542)

Net Loss for the Year
 Ended September 30, 1995                         -                  -               (215,574)            (215,574)
                                             _________          _________           __________           _________
Balances, September 30, 1995                 8,229,384         $4,051,698         $    72,045            $4,123,743

Net Loss for the Year
 Ended September 30, 1996                         -                  -                (75,116)             (75,116)
                                             _________          _________           __________           __________
Balances, September 30, 1996                 8,229,384         $4,051,698         $    (3,071)           $4,048,627
                                             =========          =========           ==========           ==========






The accompanying notes are an integral part of these financial statements.

                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                                  STATEMENTS OF CASH FLOWS

                                                                         For the Years Ended September 30,
                                                                 1996                  1995                  1994
                                                                 ____                  ____                  ____
Cash Flows from Operating Activities:
 Net income (loss)                                           $ (75,116)             $(215,574)            $ 547,615
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                142,275               143,202                81,046
   Gain on disposition of assets                                                      ( 2,245)
   Changes in assets and liabilities, net of
    effect from:
     (Increase) decrease in accounts receivable                (166,636)              480,514              (343,184)
     (Increase) decrease in inventory                          (239,432)               43,340              (151,187)
     (Increase) decrease in recoverable income taxes            157,482              (170,371)                 -
     Increase in deferred income tax benefit                    (11,547)              (88,004)              (65,598)
     Increase (decrease) in accounts payable and
      accrued expenses                                           89,150              (145,159)                9,343
     Increase (decrease) in income taxes payable                   -                  (86,099)               49,658
     Increase in deferred taxes payable                           4,736                  -                     -
     Decrease in other assets                                      -                      425                   350
     Decrease (increase) in prepaid items and
       other current assets                                      (27,014)               (4,477)                7,956

      Net cash provided by (used in)                            _______               ________              _______
       operating activities                                    (126,102)              (44,448)              135,999
                                                                _______               ________              _______
Cash Flows from Investing Activities:
 Cost of acquisition net of cash acquired                          -                     -                 (256,500)
 Increase in intangible assets                                  (14,508)                 (945)              (59,319)
 Purchase of property, plant and equipment                      (31,185)              (45,556)             (110,540)
 Proceeds from sale of equipment                                   -                    4,000                  -
      Net cash used in investing                                ________              ________             _________
       activities                                               (45,693)              (42,501)             (426,359)
                                                                ________              ________             _________
Cash Flows from Financing Activities:
 Net reduction in notes payable                                (180,678)              (37,285)                  (68)
 Purchase and retirement of common stock                           -                  (20,542)                 -
                                                               _________              ________              ________
      Net cash used in financing activities                    (180,678)              (57,827)                  (68)
                                                               _________             _________             _________
Net Decrease in Cash and Cash Equivalents                      (352,473)             (144,776)             (290,428)

Cash and Cash Equivalents, beginning of year                    515,234               660,010              950,438
                                                                _______               _______               _______
Cash and Cash Equivalents, end of year                         $162,761             $ 515,234             $660,010
                                                                =======               =======              =======

                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                                  STATEMENTS OF CASH FLOWS
                                         (Continued)




                                                                         For the Years Ended September 30,
                                                                 1996                  1995                  1994
                                                                 ____                  ____                  ____

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
   Interest                                                 $   14,225              $    -               $        4
                                                                ======               ========             =========
   Income taxes                                             $     -                 $ 199,814            $  178,030
                                                                ======               ========             =========
Supplemental Disclosures of Noncash
 Investing and Financing Activities:
  Acquisition:
   Fair value of assets acquired, other
    than cash                                               $     -                 $    -               $1,175,115
   Excess fair value of assets over
    purchase price                                                -                      -                 (394,843)
   Notes payable issued                                           -                      -                 (217,163)
   Liabilities assumed                                            -                      -                  (27,941)
   Common stock issued                                            -                      -                 (278,668)
                                                               _______               ________              _________
      Cost of acquisition net of cash
       acquired                                             $     -                 $    -               $  256,500
                                                               =======               ========               ========







The accompanying notes are an integral part of these financial statements.

                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Valley Forge Scientific Corp. ("VFSC") was incorporated on March 27, 1980 in the Commonwealth of Pennsylvania and  is engaged in the business of developing, manufacturing and selling medical devices and products.
On August 18, 1994, VFSC formed a wholly-owned subsidiary, Diversified Electronics Company, Inc. ("DEC"), a
Pennsylvania corporation, in order to continue the operations of Diversified Electronic Corporation, a company which was merged with and into VFSC on August 31, 1994 (See Acquisitions, Note 2).  In January 1993, VFSC formed a wholly -
owned subsidiary, Valley Consumer Products, Inc. ("VCP").  During 1996, VCP commenced initial operations and
began marketing for the CPR mask system.   Collectively, VFSC, DEC and VCP are referred to herein as the "Company".

Cash and Cash Equivalents

The Company considers cash equivalents to be all highly liquid investments with original maturities of three months or less.

Principals of Consolidation and Basis of Presentation

The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiaries.
All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company currently sells its products to or through national or international distributors which include affiliates of major health care corporations.  A significant part of the Company's sales are made pursuant to a distribution agreement in the field of neurosurgery effective through December 31, 1998.  Revenues from sales are recorded on the accrual basis of accounting, when goods are shipped or when services are provided.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Inventory

Inventory is stated at the lower of cost, determined by the moving average cost method, or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which vary from three to forty years.  Leasehold improvements are being amortized over the related lease term or estimated useful lives, whichever is shorter.

                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Property, Plant and Equipment (continued)

Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations.  Routine maintenance and repairs are charged to expense as incurred.

Intangible Assets

Intangible assets, consisting of patents, licensing agreements, proprietary know-how, cost of acquisition and goodwill are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter.  Goodwill representing the excess of the purchase price paid over the fair market value of net assets acquired is being amortized over 20 years.  Acquisition costs have been capitalized and are being amortized over 5 years.

Research and Development

Costs associated with development of new products are charged to operations as incurred.

Earnings per Share

Primary earnings per common and common equivalent share are computed on the basis of the weighted average number of common shares outstanding during each year and include shares assumed issued on the exercise of all common stock equivalents, such as, dilutive stock options and warrants and the purchase of treasury stock with the proceeds at the average market price for the period.  Fully diluted earnings per share assumes the exercise of all dilutive common stock equivalents and all other potentially dilutive securities and the purchase of treasury stock, at the higher of the market price at the end of the year or the average market price during the year.

Income Taxes

Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109,
"Accounting for Income taxes" ("SFAS 109").  The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach.  SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company determined that the cumulative effect of implementation of SFAS 109 was immaterial.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year's presentation.


                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           (Continued)


2.  ACQUISITIONS

Pursuant to the terms of an agreement and plan of merger dated August 31, 1994 and an agreement for the acquisition of real estate, the Company acquired Diversified Electronic Corporation ("Diversified"), a specialty electronics manufacturer with whom the Company had contracted since its inception in 1980 to provide the manufacturing and engineering services for the Company's electrosurgical generators.  The acquisition is accounted for as a purchase.  The aggregate purchase price of $752,331 was comprised of the following consideration:  (i) cash in the amount of $256,500; (ii) a non-interest bearing note in the amount of $185,000, discounted to present value of $169,975, payable on March 1, 1996;  (iii) a non-interest bearing note in the amount of $47,188, payable upon the collection of certain accounts receivable of Diversified which occurred during September and October 1994; and  (iv) 139,334 shares of unregistered common stock of the Company (estimated fair value at August 31, 1994 of $278,668, given the restricted nature of the shares).

The assets of Diversified consisted primarily of real estate, equipment, fixtures, inventory, and intellectual property.  The allocation of the purchase price to the fair value of the net assets acquired from Diversified was based upon appraisal reports which stated the fair market value of the net assets acquired at $1,147,169.  Current applicable accounting standards require that the excess of the fair value of the net assets acquired over the purchase price shall reduce the values otherwise assignable to non-current assets acquired by a proportionate part of the excess in determining their assigned values.

In addition, on August 31, 1994, the Company transferred the net assets of Diversified into its newly formed subsidiary DEC to conduct the former operations of Diversified after the merger.  The financial statements include the results of operations of DEC since September 1, 1994.

The following summarizes the unaudited proforma results of operations for the year ended September
30, 1994 of the Company and Diversified had the business combination occurred on October 1, 1993.


  Sales                                                                                         $4,100,339
  Income from operations                                                                           738,224
  Income before income taxes                                                                       759,560
  Provision for income taxes net of
   extraordinary credit for loss carryforward                                                      178,399
  Net income                                                                                       581,161
  Primary and Fully Diluted
     Earnings per share                                                                               $.07

                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           (Continued)


3.  ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following at September 30,
                                                                                 1996                       1995
                                                                                 ____                       ____
    Accounts receivable                                                       $1,105,255                 $ 870,127
    Less: Allowance for doubtful accounts
           and contractual allowances                                            233,607                   165,115
                                                                               _________                   _______
                                                                              $  871,648                 $ 705,012
                                                                               =========                   =======



4.  INVENTORY

Inventory consists of the following:
                                                                                          September 30,
                                                                                1996                        1995
                                                                                ____                        ____
      Finished goods                                                        $   34,279                  $   50,021
      Work-in-process                                                        1,129,495                     906,306
      Materials and parts                                                      524,023                     492,038
                                                                             _________                   _________
                                                                            $1,687,797                  $1,448,365
                                                                             =========                   =========

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:
                                                                                          September 30,
                                                                                1996                        1995
                                                                                ____                        ____
    Land                                                                      $ 11,953                    $ 11,953
    Building and improvements                                                   81,332                      77,919
    Furniture and fixtures                                                      15,369                      12,493
    Laboratory equipment                                                       359,062                     337,214
    Office equipment                                                            94,655                      91,607
    Leasehold improvements                                                       9,413                       9,413
                                                                               _______                     _______
                                                                               571,784                     540,599
    Less: Accumulated depreciation
           and amortization                                                    268,370                     216,303
                                                                               _______                     _______
                                                                              $303,414                    $324,296
                                                                               =======                     =======
Depreciation is reflected in both cost of sales and selling, general and administrative expenses.  Total depreciation for the years ended September 30, 1996, 1995 and 1994 is $52,067, $53,036 and $32,294, respectively.

                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           (Continued)


6.  INTANGIBLE ASSETS

Intangible assets consist of the following:
                                                                                          September 30,
                                                                               1996                         1995
    Patents/trademarks/licensing                                               ____                         ____
     agreements                                                             $ 546,859                     $532,351
    Proprietary know-how                                                      452,354                      452,354
    Acquisition costs                                                          55,969                       55,969
    Excess of purchase price over net
     assets acquired in connection with
     the acquisition of Technical Medical Industries                          351,123                      351,123
                                                                            _________                    _________
                                                                            1,406,305                    1,391,797
    Less: Accumulated amortization                                            483,635                      393,427
                                                                            _________                    _________
                                                                           $  922,670                    $ 998,370
                                                                            =========                    =========

7.  RELATED PARTY TRANSACTIONS

On May 24, 1994, Jerry L. Malis, a principal shareholder, director and officer of the Company borrowed $17,500 from the Company.  The note is payable on demand and is secured by 5,833 shares of common stock of the Company, and has a stated rate of interest at 4.83%, the then current "applicable federal rate" as set forth under the
Internal Revenue Code. On January 30, 1995 Jerry L. Malis borrowed an additional $5,320 from the Company.

The balance of the note and loan including accrued interest is reflected in other current assets and as of September 30, 1996 and 1995 was $24,925 and $24,012, respectively.


8.  NOTES PAYABLE

In connection with the Company's 1994 acquisition of Diversified, the Company issued two promissory notes to the sole shareholder of Diversified who is a current officer, director and shareholder of the Company.  Notes payable consist of the following:
                                                                                          September 30,
                                                                               1996                         1995
    Officer, director and shareholder - unsecured,                             ____                         ____
     due on March 1, 1996 with interest imputed
   at 5.85% per annum (net of unamortized
   interest of $4,322 at September 30, 1995)                               $    -                        $ 180,678
                                                                              _______                      _______
                                                                                -                          180,678
    Less: Current portion                                                       -                          180,678
                                                                               ______                      _______
                                                                           $    -                        $    -
                                                                              =======                      =======
On March 1, 1996, the Company modified the payment terms of the note.  Pursuant to the modification, the Company paid $100,000 on March 1, 1996, $15,000 on April 11, 1996 and the remaining $70,000 on August
1, 1996.
                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           (Continued)


8.  NOTES PAYABLE (Continued)

The Company has a line of credit of $750,000 with Meridian Bank which expires January 31, 1997 and calls for interest to be charged equal to the bank's national commercial rate.  The credit accommodation is unsecured.
At September 30, 1996 and 1995 there were no outstanding balances on this line.


9.  COMMITMENTS AND CONTINGENCIES

The Company is subject to litigation arising from the normal course of business.  In management's opinion, any such contingencies are covered under its existing insurance policies or do not materially affect the
Company's financial position.

The Company is subject to regulatory requirements throughout the world.  In the normal course of business, these regulatory agencies may require companies in the medical industry to change their products or operating procedures, which could affect the Company.  The Company regularly incurs expenses to comply with these procedures and may be required to incur additional expenses.  Management is not able to estimate any additional expenditure outside the normal course of operations which will be incurred by the Company in future periods in order to comply with these regulations.

Employment Agreements

On June 30, 1989, the Company entered into employment agreements with Jerry L. Malis, President and Thomas J. Gilloway, Executive Vice President, for terms of five years which expired on June 30, 1994.  The agreements, as amended, provided for annual salaries to Mr. Malis and Mr. Gilloway  of $140,360 and $118,580,
respectively.

Effective July 1, 1994, the Company entered into new employment agreements with Jerry L. Malis and Thomas J. Gilloway, for terms of 63 months.  The agreements provide for annual base salaries to Mr. Malis and
Mr. Gilloway of $148,720 and $126,940, respectively, with annual base salary increases at 10% commencing October
1, 1994.  In addition the agreements provide that Messrs. Malis and Gilloway may each receive such other cash and stock bonuses and benefits as may be determined from time to time by the Board of Directors.  For the year ended September
30, 1996, the officers have waived their right to the 10% increase of base salary for that year. The base salary for Jerry L.
Malis and Thomas J. Gilloway for the years ended September 30, 1996 and 1995 were $163,592 and $139,634, respectively.

On August 31, 1994, pursuant to the merger agreement with Diversified, the Company entered into an employment agreement with Bernard H. Shuman, the former President of Diversified and a current Vice President of the Company, for a term of 59 months commencing September 1, 1994. The agreement provides for a salary of
$50,000 per annum through July 31, 1995 and thereafter at $105,000 per annum through July 31, 1999.  In addition, the agreement provides that Mr. Shuman may receive such other compensation and benefits as the Board of Directors of the
Company may decide. The employment agreement may be terminated for cause.  The base salary for Bernard H. Shuman for the years ended September 30, 1996, 1995 and 1994 were $105,000, $59,170 and $4,167, respectively.




                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           (Continued)


9.  COMMITMENTS AND CONTINGENCIES (Continued)

401(k) Plan and Profit Sharing Plan

The Company's 401(k) Plan and Profit Sharing Plan covers full-time employees who have attained the age of 21 and have completed at least one year of service with the Company.  Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan on a pre-tax basis not to exceed $9,240 per year
(as adjusted for cost of living increase).  Amounts contributed to the 401(k) Plan are nonforfeitable.

Under the Profit Sharing Plan, a participant in the plan participates in the Company's contributions to the Plan as of December 31 in any year, with allocations to individual accounts based on annual compensation.  An employee does not fully vest in an interest in the plan until completion of three years of employment.  The Board of
Directors determines the Company's contributions to the plan on a discretionary basis.  The Company has not made any contributions to date.

Stock Option Plan

On July 6, 1988, the Company adopted a non-qualified employee stock option plan (the "Plan")
pursuant to which 500,000 shares of Common Stock have been reserved for issuance to employees, officers, directors or consultants of the Company.  Options granted pursuant to this plan will be non-transferrable and expire if not exercised after ten years.  Options may be granted in such amounts and at such prices as determined by the Board of Directors, but the price per share shall not be less than the fair market value of the Company's Common Stock.

On October 24, 1994, the Company granted to employees and a board member stock options to purchase 20,000 shares of common stock pursuant to the plan, at $2.50 per share (the closing bid price on the NASDAQ small-cap market on October 24, 1994).  Options granted pursuant to this plan expire if not exercised after ten years, commencing October 24, 1994.

On December 22, 1994, the Company granted to each of Jerry L. Malis and Thomas J. Gilloway stock options to purchase 50,000 shares of Common Stock pursuant to the Plan at $2.375 per share (the closing bid price on the NASDAQ small-cap market on December 22, 1994).  Options granted expire if not exercised after ten years, commencing
December 22, 1994.

On December 22, 1995, the Company granted to it employees stock options to purchase a total of
8,000 shares of Common Stock pursuant to the Plan at $2.13 per share (the closing bid price on the NASDAQ small-cap market on December 22, 1995).  Options granted expire if not exercised after ten years, commencing December 22, 1995.

On July 26, 1996, the Company granted to it employees stock options to purchase a total of 44,000 shares of Common Stock pursuant to the Plan at $2.31 per share (the closing bid price on the NASDAQ small-cap market on July 26, 1996).  Options granted expire if not exercised after ten years, commencing July 26, 1996.

At September 30, 1996, no stock options have been exercised.


                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           (Continued)



9.  COMMITMENTS AND CONTINGENCIES (continued)

Stock Option Plan (continued)

Following is a summary of the Company's non-qualified employee stock option plan:
                                                                                                            Option Price
                                                                                       Shares                 Per Share

   Options outstanding at October 1, 1993                                             220,000              $1.56 -$5.13
   Granted                                                                               -                       -
   Exercised                                                                             -                       -
   Surrendered, forfeited or expired                                                     -                       -
                                                                                      _______               ____________
   Options outstanding at September 30, 1994                                          220,000              $1.56 -$5.13

   Granted                                                                            120,000              $2.37 -$2.50
   Exercised                                                                             -                       -
   Surrendered, forfeited or expired                                                     -                       -
                                                                                      _______               ____________
   Options outstanding at September 30, 1995                                          340,000              $1.56 -$5.13

   Granted                                                                             52,000              $2.13 -$2.31
   Exercised                                                                             -                       -
   Surrendered, forfeited or expired                                                     -                       -
                                                                                      _______               ____________
   Options outstanding at September 30, 1996                                          392,000              $1.56 - $5.13
                                                                                      =======               ============
Operating Leases

The Company currently leases approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,362 (with increases based on increases in the consumer price index) in an office building in Oaks,
Pennsylvania, from GMM Associates, a Pennsylvania general partnership, whose partners are Jerry L. Malis, Thomas J.
Gilloway and Leonard I. Malis, principal shareholders, directors and/or officers of the Company.  The lease is for a term of five years and commenced on July 1, 1995.  The related expense for this lease for the years ended September
30, 1996, 1995 and 1994 was $51,565, $51,244 and $48,707, respectively.  As of September 30, 1996 the Company was current on all rental obligations due the related party.

The Company has also entered into leases for certain equipment under operating lease agreements with terms ranging between two and three years.

A schedule of future minimum payments under operating leases is as follows:

   Year ending September 30,

            1997                          $ 72,572
            1998                            58,737
            1999                            52,340
            2000                            39,255
            2001                              -
                                           _______
                                          $222,904
                                           =======
                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           (Continued)


10.  MAJOR CUSTOMER

For the years ended September 30, 1996, 1995 and 1994, a significant part of the Company's revenues were derived from one major customer pursuant to distribution agreements under which the Company granted the exclusive right to sell its electrosurgical systems and other products developed by the Company in the field of neurosurgery through December 31, 1998.  Revenues derived from this customer are as follows:

     Year ended September 30, 1996                  $3,055,531     89%
     Year ended September 30, 1995                  $2,042,990     76%
     Year ended September 30, 1994                  $3,246,858     90%

At September 30, 1996 and 1995, this customer accounted for approximately 76% and 67%, respectively, of the
Company's accounts receivable.


11.  STOCKHOLDERS' EQUITY

Common Stock

The holders of Common Stock have no preemptive rights and the Common Stock has no redemption, sinking fund or conversion provisions.  Each share of Common Stock is entitled to one vote on any matter submitted to the holders and to equal rights in the assets of the Company upon liquidation.  All of the outstanding shares of
Common Stock are fully paid and nonassessable.

On October 14, 1992, the Board of Directors of the Company approved a stock repurchase plan whereby the Company may, from time to time, repurchase on the open market up to 100,000 shares of the Corporation's
Common Stock.  During the fiscal year ended September 30, 1995, the Company repurchased for retirement 10,000 shares at a price of $20,542 resulting in a total of 27,500 shares repurchased since the inception of the repurchase plan at an aggregate price of $99,924.

On August 31, 1994, in connection with the acquisition of Diversified, the Company issued 139,334 shares of unregistered Common Stock.  The shares were valued at $278,668, given the restricted nature of the shares.

Preferred Stock

The Company is authorized to issue 487 shares of preferred stock, $1,000 par value.  The holders of the preferred stock have no voting rights or preemptive rights.  Upon liquidation of the Company, a $1,000 per share liquidating dividend must be paid upon each issued and outstanding share of preferred stock before any liquidating dividend is paid upon the Common Stock.

As of September 30, 1996, there were no issued or outstanding preferred shares, and the Company has no intention to issue any preferred stock in the immediate future.



                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           (Continued)


12.  PROVISION FOR INCOME TAXES

Provision for (benefit of) income taxes is as follows:

                                                                       For the Years Ended September 30,
                                                             1996                    1995                   1994
                                                             ____                    ____                   ____
  Current:
   Federal                                                $   1,736               $ (67,196)              $ 73,200
   State                                                       -                       -                   156,313
                                                             ______                 ________               _______
                                                              1,736                 (67,196)               229,513
                                                             ______                 ________               _______
  Deferred:
   Federal                                                  (49,413)                (39,198)               (17,589)
   State                                                     11,304                 (41,997)               (48,009)
                                                             _______                ________               ________
                                                            (38,109)                (81,195)               (65,598)
                                                             _______                ________               ________

  Adjustment of deferred tax asset for state
    income tax rate changes and expired net
    operating loss carryforwards net of
    Federal tax effect                                       23,394                    -                      -
                                                             ______                 ________               ________
                                                             23,394                    -                      -
                                                             ______                 ________               ________

                                                          $ (12,979)              $(148,391)              $163,915
                                                           ========                 =======                =======
In accordance with FASB 109, tax credits arising from net operating losses, which previously were reported as extraordinary items, have now been restated as offsets against the provision (benefit) for income taxes.

The Company's effective tax rate was (17.3)%, (40.8)% and 42.5% in 1996, 1995 and 1994, respectively.  Reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                                    For the Years Ended September 30,
                                                             1996                    1995                   1994
                                                             ____                    ____                   ____
Computed at the expected statutory rate                     (15.0)%                 (34.0)%                 34.0%
State taxes net of federal tax benefit                        8.4                    (7.6)                   9.8
Reduction in state tax rate resulting from
  utilization of tax loss carryforwards                      (8.4)                     -                      -
Research and development tax credit                            -                       -                    (5.0)
Other                                                        (2.3)                     .8                    3.7
                                                            ______                  ______                  _____
                                                            (17.3)%                 (40.8)%                 42.5%
                                                            ======                  ======                  =====

                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           (Continued)


12.  PROVISION FOR INCOME TAXES (Continued)

Certain items of income and expense are recognized in different years for financial reporting and income tax purposes.  Deferred income taxes are provided in recognition of these temporary differences.  The items that give rise to the deferred income tax benefit are as follows:

                                                                    September 30,
                                                             1996                    1995                   1994
                                                             ____                    ____                   ____
Deferred Tax Asset:
  Difference in capitalization of inventory cost           $ 54,106                 $ 31,024                $  -
  Difference in reporting bad debts                          94,829                   76,365                 50,962
  Difference in reporting depreciation                         -                         414                   -
  State of Pennsylvania net operating loss
   carryforward                                              21,159                   45,780                 22,207
                                                            _______                  _______                 ______
  Total deferred tax asset                                  170,094                  153,583                 73,169
  Valuation allowance                                        (4,945)                    -                      -
                                                            _______                  _______                 ______
  Net deferred tax asset                                   $165,149                 $153,583                $73,169
                                                            =======                  =======                 ======

Deferred Tax Liability:
  Difference in reporting depreciation                     $  4,736                 $   -                   $ 7,571
                                                            _______                  _______                 ______
 Total Deferred Tax Liability                              $  4,736                 $   -                   $ 7,571
                                                            =======                  =======                 ======
The Company has net operating loss carryforwards of approximately $320,000 available to reduce future state taxable income which expire in the year ending September 30, 1998.


13.  CONCENTRATION OF CREDIT RISK

The Company maintains substantially all of its banking activities with one bank.  The cash balances throughout the year generally exceed the federally insured limit of $100,000.  Although management regularly monitors its cash balances, the level of these cash balances creates an inherent concentration of credit risk.

