Form 10-K/A
period 1996-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 1997-01-27
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]
For the fiscal year ended September 30, 1996.
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]
For the transition period from ____________________ to ________________

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

At December 17, 1996 there were 8,229,384 shares of the Registrant's Common Stock outstanding.

                             PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:

                                                               Director
Name                      Age         Position(s)                Since
_______________________________________________________________________
Jerry L. Malis             64        Chairman of the
                                     Board and President          1980

Thomas J. Gilloway         59        Executive Vice President,
                                     Secretary, Treasurer
                                     and Director                 1984

Leonard I. Malis           77        Director                     1989

Bruce A. Murray            60        Director                     1992

Bernard H. Shuman          72        Vice President and Director  1994

     Jerry L. Malis has served as President or Vice-President and a Director of the Company since its inception in March 1980. As of June 30, 1989, Mr. Malis was elected as Chairman of the Board of the Company. He has published over fifty articles in the biological science, electronics and engineering fields, and has been issued twelve United States patents.
Mr. Malis coordinates and supervises the development, engineering and manufacturing of the Company's products and is in charge of the daily business operations of the Company. He devotes substantially all his business time to the business of the Company.

     Thomas J. Gilloway has been Executive Vice President and a Director of the Company since December 1984, and as of June 30, 1989 was appointed Secretary and Treasurer of the Company. From the Company's inception in March 1980 to December 21, 1984, Mr. Gilloway served in capacities as a Vice-President and Treasurer. Mr. Gilloway received his undergraduate degree from LaSalle University in 1959 and his graduate degree from Temple University in 1963. Prior to his involvement with the Company, Mr. Gilloway was employed in a marketing capacity for Scott Paper Company, C.R. Bard, Inc., and CheckPoint Systems as Director of Marketing. He is involved with marketing, regulatory and contract administration matters for the Company and devotes substantially all his business time to the business of the Company.

     Leonard I. Malis, M.D., a consultant to the Company since its inception in March 1980, has been a director since June 30, 1989. Dr. Malis was
Professor and Chairman of the Department of Neurosurgery at Mount Sinai
School of Medicine, New York, New York, from 1971 until 1993, and is currently Professor Emeritus at Mount Sinai School of Medicine. Dr. Malis has been issued five United States patents and has designed and trademarked over one hundred instruments. He has published over one hundred articles in medical journals and reviews and is the author of ten chapters in textbooks on neurosurgery.

     Bruce A. Murray has been a director of the Company since October 14, 1992. He is Executive Vice President, Chief Operating Officer and Director of Erbtec Engineering, Inc., a designer and manufacturer of high power RF devices; a Managing Member of The Change Management Group, LLC, a management consulting company; and a Principal of Adair & Murray Associates, Inc., a management consulting company. From 1991 to May 1993, he was a senior consultant with the management consulting firm of Rath and Strong. From 1984 to August 1991, Mr. Murray held positions within the Pfizer Hospital Products Group, as Director of Engineering-Surgical Products, Corporate Vice President - Research and Development, and Senior Vice President and Business Manager - Surgical Products. He has also held senior management positions with Valleylab, Inc., Picker Corporation Electronics Division, Ball Brothers Research Corporation and IIT Research Institute. Mr. Murray received both his B.S. in Engineering and his M.B.A. from the Illinois Institute of Technology, and is an adjunct instructor in business strategies at the University of Colorado.

     Bernard H. Shuman has been a director and Vice President of the Company since September 1, 1994. Mr. Shuman is currently Vice President-Technology. Prior to September 1, 1994, Mr. Shuman served as President and director of Diversified Electronic Corporation ("Diversified"), a specialty electronics manufacturer which merged into the Company on August 31, 1994.

     Jerry L. Malis and Dr. Leonard I. Malis are brothers. The Company's executive officers are elected annually by the Company's directors and shall continue to serve until their successors are elected and qualified.

Item 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by the Company to its executive officers for the three fiscal years ended September 30, 1996.

                   SUMMARY COMPENSATION TABLE
                                                          Number of Shares of
                                                          Common Stock
Name and                                                  Underlying
Principal Position    Fiscal Year       Salary (1)        Options Granted
_______________________________________________________________________________

Jerry L. Malis,          1996         $  163,592              ---
  President              1995            163,592             50,000
                         1994            146,628              ---

Thomas J. Gilloway,      1996           $139,634               ---
Executive Vice President 1995            139,634              50,000
                         1994            124,848               ---

Bernard H. Shuman        1996           $105,000              25,000
Vice President-Technology

(1) Non-cash compensation did not exceed the lesser of $50,000 or 10% of the cash compensation for the named individual.


            STOCK OPTIONS GRANTED IN 1996 FISCAL YEAR

             Number of Shares
             of Common Stock      Percent of Total
             Underlying           Options Granted to   Exercise    Expiration
Name         Options Granted      Employees            Price       Date

Bernard H. Shuman    25,000           57%              $2.31      July 26, 2001


     Effective July 1, 1994, the Company entered into employment agreements with Jerry L. Malis, President, and Thomas J. Gilloway, Executive Vice President for a term of 63 months. The agreements provide for annual base salaries to Mr. Malis and Mr. Gilloway of $148,720 and $126,940, respectively, in 1994, with annual base salary increases of 10% commencing on October 1, 1994. For the year ended September 30, 1996, Messrs. Malis and Gilloway waived their right to the 10% increase of base salary for that year. The agreements also provide that Messrs. Malis and Gilloway may each receive such other cash and stock bonuses as may be determined from time to time by the Board of Directors. The employment agreements may be terminated for cause. In addition, the agreements provide that in the event of a change of control (as defined in the Securities Exchange Act of 1934) of the Company, the employee may terminate his employment for "good reason" and shall be entitled to receive a payment equal to the lesser of (i) 2.99 times the employee's average annual compensation (including bonuses, if any) during the three years preceding the date of termination; or (ii) the compensation payable for the remaining term of the agreement. The term "good reason" includes the assignment to the employee of duties inconsistent with the employee's then position, a relocation of the Company's office more than 30 miles from the Company's present offices, a failure of the Company to continue in effect any benefit or compensation plan, depriving the employee of any fringe benefit, or the failure of any successor entity to assume the employment agreement.

     On August 31, 1994, the Company entered into an employment agreement with Bernard H. Shuman, Vice President-Technology, for a term of 59 months. The agreement provides for an annual salary to Mr. Shuman of $50,000 for the period from September 1, 1994 to July 31, 1995, and a salary of $105,000 for each twelve month period thereafter. The agreement provides that Mr. Shuman may receive additional compensation and benefits as may be determined from time to time by the Board of Directors. The agreement provides for certain death and disability benefits. The employment agreement may be terminated for cause.

                     Directors' Compensation

     Directors of the Company do not receive any compensation for their services as members of the Board of Directors, but Directors who are not officers of the Company are entitled to reimbursement for expenses incurred in connection with their attendance at meetings and are entitled to participate in the Company's Stock Option Plan.


               401(k) Plan and Profit-Sharing Plan

     Effective January 1, 1990, the Company adopted a 401(k) Plan and Profit Sharing Plan that covers full-time employees who have attained age 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan on a pre-tax basis not to exceed $9,240 per year (adjusted for cost of living increases). Amounts contributed to the 401(k) Plan are non-forfeitable.

     Under the Profit Sharing Plan, a participant in the plan participates in the Company's contributions to the Plan as of December 31 in any year, with allocations to individual accounts based on annual compensation. An employee does not fully vest an interest in the plan until completion of three years of employment. The Board of Directors determines the Company's contributions to the plan on a discretionary basis. The Company has not made any contributions to date.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

     The following table sets forth as of January 16, 1996, certain information with respect to the beneficial ownership of Common Stock, by each person known to the Company to own beneficially 5% or more of the outstanding Common Stock, by each director and nominee, and by all officers and directors as a group.

                                    Amount of
Name and Address of                 Beneficial                    Percentage
Beneficial Owners (1)               Ownership                     Owned

Jerry L. Malis (2)(3)              1,282,276                       15.3%
Thomas J. Gilloway(2)(3)           1,001,375                       12.0%
Dr. Leonard I. Malis(2)              895,575                       10.9%
Bernard H. Shuman(2)(4)              136,467                        1.7%
Bruce A. Murray(2)(5)                  9,500                         *
All officers and directors
as a group (5 persons)             3,325,193                       38.8%

* less than 1%

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) The mailing address of Messrs. Malis, Gilloway, Shuman and Murray and Dr. Malis, directors of the Company, is 136 Green Tree Road, Oaks, Pennsylvania 19456.

(3) Includes 50,000 shares of Common Stock which may be purchased by each of Jerry L. Malis and Thomas J. Gilloway through the exercise of stock options issued pursuant to the Company's Non-Qualified Stock Option Plan at a per share exercise price of $1.56; 50,000 shares of Common Stock which may be purchased by each of Jerry L. Malis and Thomas J. Gilloway through the exercise of stock options at a per share exercise price of $3.625; and 50,000 shares of Common Stock which may be purchased by each of Jerry L. Malis and Thomas J. Gilloway through the exercise of stock options at a per share exercise price of $2.375.

(4) Includes 25,000 shares of Common Stock which may be purchase by Mr. Shuman through the exercise of stock options issued pursuant to the Company's Non-Qualified Stock Option Plan at a per share exercise price of $2.31. The record owner of 111,467 shares of Common Stock is The Bernard H. Shuman Living Trust, a trust in which Mr. Shuman is designated as the sole trustee and for which he possesses the power to vote the shares.

(5) Includes 5,000 shares of Common Stock which may be purchased by Mr. Murray through the exercise of stock options issued pursuant to the Company's Non-Qualified Stock Option Plan at a per share exercise price of $3.625; 1,000 shares of Common Stock which may be purchased at a per share exercise price of $4.25; 1,000 shares of Common Stock which may be purchased at a per share exercise price of $2.50 per share; and 2,500 shares of Common Stock which may be purchased at a per share exercise price of $2.31.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since the late 1960's, Dr. Leonard I. Malis, a director of the Company, on an individual basis, has been a party to royalty arrangements with Johnson
& Johnson Professional, Inc. ("J&J"), formerly known as Codman & Shurtleff, Inc., a principal customer of the Company. Dr. Malis has developed and in the future may develop passive hand instruments for J&J with no pecuniary benefits to the Company.

     The Company has entered into a five year lease commencing on July 1, 1995 for approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,362 with GMM Associates, a Pennsylvania general partnership, whose partners are Jerry L. Malis, Thomas J. Gilloway and Leonard I. Malis, principal shareholders, directors and/or officers of the Company. The related expense for this lease for the year ended September 30, 1996 was $51,565. The Company believes the rental payments reflect fair rental value for the space.

     For fiscal 1996, the Company paid legal fees in the amount of $70,962 to Hale & Schenkman, a law firm in which the son-in-law of Jerry L. Malis is a partner.

     On August 31, 1994, the Company acquired Diversified Electronic Corporation, a Pennsylvania corporation, ("Diversified") pursuant to an Agreement and Plan of Merger ("Merger Agreement"), in which the Company was the surviving corporation. Pursuant to the Merger Agreement, the Company issued to Bernard H. Shuman, the President and sole shareholder of Diversified, the following consideration: (i) cash in the amount of $161,500; (ii) a noninterest bearing note in the amount of $185,000 payable on March 1, 1996; (iii) a noninterest bearing note in the amount of $47,188, payable upon the collection of certain accounts receivable of Diversified; and (iv) 139,334 shares of unregistered common stock of the Company. The note for $47,188 was paid and
canceled in October 1994.   Pursuant to an agreement between Mr. Shuman and the
Company, the $185,000 noninterest bearing note due on March 1, 1996 was paid as follows: $100,000 on March 1, 1996; $15,000 in April 1996 and $70,000 on
August 1, 1996.  On August 1, 1996, the note was canceled.



                            SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of January, 1997.

                         VALLEY FORGE SCIENTIFIC CORP.



                    By:  /s/ Jerry L. Malis
                         Jerry L. Malis, President