Form 10-Q
period 1996-12-31
VALLEY FORGE SCIENTIFIC CORP
filed 1997-02-14
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

                    Yes   X        No _____

At February 11, 1997 there were 8,229,384 shares outstanding of the Registrant's no par value Common Stock.



           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                          Balance Sheets

                                                      December 31,            September 30,
                                                         1996                      1996
                                                     _____________           _______________
                                                      (Unaudited)               (Audited)
ASSETS
______________
Current Assets:
   Cash and cash equivalents                          $   315,196              $   162,761
   Accounts receivable - trade (net)                      495,367                  871,648
   Inventory                                            1,710,276                1,687,797
   Prepaid items and other current assets                 101,917                   87,258
   Recoverable income taxes                                97,100                   12,889
   Current portion of deferred income tax benefit         209,583                  165,149
                                                        _________                _________
      Total Current Assets                              2,929,439                2,987,502

Property, Plant and Equipment, net                        293,571                  303,414
Intangible Assets, net of accumulated amortization        900,101                  922,670
Other Assets                                                4,872                    4,372
                                                        _________                _________
      Total Assets                                     $4,127,983               $4,217,958
                                                        =========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses              $   270,182              $   164,595
   Income taxes payable                                      -                        -
                                                          _______                  _______
      Total Current Liabilities                           270,182                  164,595

Deferred Income Taxes Payable                               4,736                    4,736
                                                          _______                  _______
      Total Liabilities                                   274,918                  169,331
                                                          _______                  _______
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock                                           -                        -
   Common stock (no par, 10,000,000 shares
    authorized, 8,229,384 shares issued and
    outstanding at December 31, 1996 and
    September 30, 1996)                                 4,051,698                4,051,698
   Retained earnings                                     (198,633)                  (3,071)
                                                        _________                _________
      Total Stockholders' Equity                        3,853,065                4,048,627
                                                        _________                _________
      Total Liabilities and Stockholders' Equity       $4,127,983               $4,217,958
                                                        =========                =========

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                     Statements of Operations
             For the Three Months Ended December 31,
                           (Unaudited)

                                                           1996                     1995
                                                          _______                  _______
Net Sales                                               $ 470,686                $ 668,388
Cost of Sales                                             310,131                  343,395
                                                          _______                  _______
Gross Profit                                              160,555                  324,993
                                                          _______                  _______
Other Costs:
  Selling, general and administrative                     376,083                  360,257
  Research and development                                 85,500                   20,093
  Amortization                                             22,569                   22,556
                                                         ________                  _______
      Total Other Costs                                   484,152                  402,906
                                                         ________                  _______
Income (loss) from Operations                            (323,597)                 (77,913)

Other Income:
  Interest income                                             688                    4,327
                                                         ________                  ________
Income (loss) Before Income Taxes                        (322,909)                 (73,586)

Provision for (Benefit of) Income Taxes                  (127,347)                 (21,603)
                                                          _______                   _______
Net Income (Loss)                                       $(195,562)               $ (51,983)
                                                          =======                   =======

Earnings (Loss) per Share:
   Primary earnings (loss) per share of common stock    $    (.02)               $    (.01)
                                                          ========                 =======
   Fully diluted earnings (loss) per share              $    (.02)               $    (.01)
                                                          ========                 ========
   Primary common shares outstanding                    8,277,054                8,312,648

   Fully diluted common shares outstanding              8,277,054                8,312,648

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                     Statements of Cash Flows
             For the Three Months Ended December 31,
                          (unaudited)

                                                           1996                     1995
Cash Flows from Operating Activities:
  Net income (loss)                                     $(195,562)               $ (51,983)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                          35,962                   35,523

    Changes in assets and liabilities, net of
     effect from:
      Decrease in accounts receivable                     376,281                    9,531
      Decrease (increase) in inventory                    (22,479)                   8,125
      Increase in recoverable income taxes                (84,211)                    -
      Increase in deferred income tax benefit             (44,434)                 (21,603)
      Increase in accounts payable and
       accrued expenses                                   105,587                  107,016
      Increase in other assets                               (500)                    -
      Increase in prepaid items and other current
       assets                                             (14,659)                 (54,597)
                                                          _______                   _______
        Net cash provided by operating activities         155,985                   32,012
                                                          _______                   _______
    Cash Flows from Investing Activities:
      Purchase of property, plant and equipment            (3,550)                  (6,628)
                                                          ________                  ________
        Net cash used in investing activities              (3,550)                  (6,628)
                                                          ________                  ________
    Cash Flows from Financing Activities:
      Increase in notes payable                              -                       2,564
                                                          ________                  ________
        Net cash provided by financing activities            -                       2,564
                                                          ________                  ________
    Net Increase in Cash and Cash Equivalents             152,435                   27,948

    Cash and Cash Equivalents, beginning of period        162,761                  515,234
                                                          _______                  _______
    Cash and Cash Equivalents, end of period            $ 315,196                $ 543,182
                                                          =======                  =======

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
 Income taxes                                           $   1,300               $   25,000
                                                          =======                  =======

            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                  Notes to Financial Statements
                        December 31, 1996



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

2. The September 30, 1996 balance sheet date was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1996 and the statements of operations for the three months ended December 31, 1996 and 1995 and the statements of cash flows for the three months ended December 31, 1996 and 1995.

     The statements of operations for the three months ended December 31, 1996 and 1995 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

3. Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.

        VALLEY FORGE SCIENTIFIC CORP.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS



Results of Operations

     Results of Operations for the Three Months Ended December 31, 1996 Compared to the Three Months Ended December 31, 1995.

     Sales of $470,686 for the three months ended December 31, 1996 were 29.5% less than sales in the corresponding period in 1995. The sales decrease in the December 1996 quarter reflected lower sales to Johnson &
Johnson Professional, Inc. ("J&J"), the Company's principal customer, due to the rescheduling of the production of generators to include a greater mix of the Company's new generators for sale in domestic and international markets.

     The gross profit of $160,555 for the three months ended December
31, 1996 was 34% of sales for the three months ended December 31, 1996, as compared to gross profit of $324,993, which was 48% of sales for the three months ended December 31, 1995. The decrease in gross profit reflects lower sales volume by the Company and its subsidiaries and reduced sales of generators.

     Selling, general and administrative expenses for the three months ended December 31, 1996 increased by 4.4% from the amounts for the corresponding period in 1995 and research and development expenses increased by 325% to $85,500. This increase reflects the development of new neurosurgical electronic instrumentation and a new coagulator for endoscopic procedures.

     The Company had a loss from operations of $323,597 for the three months ended December 31, 1996, as compared to a loss from operations of $77,913 for the corresponding period in 1995. The Company's benefit of income taxes was $127,347 for the three months ended December 31 1996, as compared to $21,603 for the three months ended December 31, 1995.

     As a result of the foregoing, net loss was $195,562 for the three months ended December 31, 1996, as compared to net loss of $51,893 for the three months ended December 31, 1995. Primary and fully diluted loss per share was $(.02) for the three months ended December 31, 1996 and $(.01) for the three months ended December 31, 1995.


Liquidity and Capital Resources

     The primary measures of the Company's liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as its borrowing ability. During the three months ended December 31, 1996, the Company's working capital decreased by $163,650 to $2,659,257.

     The Company provided $155,985 from operating activities for the first three months of fiscal 1996 principally from a decrease in accounts receivable of $376,281 and an increase in accounts payable and accrued expenses of $105,587, less the Company's net loss (as adjusted for depreciation and amortization) of $159,600, and an increase in recoverable income taxes of $84,211, an increase in inventory of $22,476 and an increase in deferred income tax benefit of $44,434.

     Investing activities for the first three months of fiscal 1997 used a total of $3,550 for the purchase of equipment. As a result of the foregoing, cash increased by $152,435 in the first three months of fiscal 1997, leaving a balance of $315,196 in the Company's cash and cash equivalents at December
31, 1996.

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



PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holding

     None.

Item 6.    Exhibits and Reports on Form 8-K


     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1996.

        VALLEY FORGE SCIENTIFIC CORP.

                  SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         VALLEY FORGE SCIENTIFIC CORP.


Date:     February 13, 1997              By:   /s/ Jerry L. Malis
                                               Jerry L. Malis, President
                                               (principal financial officer)