Form 10-Q
period 1997-03-31
VALLEY FORGE SCIENTIFIC CORP
filed 1997-05-14
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997


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

                    Yes   X        No _____

At May 11, 1997 there were 8,229,384 shares outstanding of the Registrant's no par value Common Stock.

            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                            Balance Sheets

                                                   March 31,      September 30,
                                                     1997               1996
                                                  (Unaudited)         (Audited)
ASSETS
Current Assets:
   Cash and cash equivalents                      $   140,886       $   162,761
   Accounts receivable - trade (net)                  902,437           871,648
   Inventory                                        1,614,024         1,687,797
   Prepaid items and other current assets              93,554            87,258
   Recoverable income taxes                            31,173            12,889
   Current portion of deferred income tax benefit     211,003           165,149
                                                    ---------         ---------
      Total Current Assets                          2,993,077         2,987,502

Property, Plant and Equipment, net of
 Accumulated Depreciation                             285,126           303,414
Intangible Assets, net of Accumulated Amortization    877,545           922,670
Other Assets                                            4,872             4,372
                                                    ---------         ---------
      Total Assets                                 $4,160,620        $4,217,958
                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses              237,832           164,595
   Income taxes payable                                  -                 -
                                                    ---------         ---------
      Total Current Liabilities                       237,832           164,595
                                                    ---------         ---------

Deferred Income Taxes Payable                           4,736             4,736
                                                    ---------         ---------

      Total Liabilities                               242,568           169,331
                                                    ---------         ---------

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock                                       -                 -
   Common stock (no par, 10,000,000 shares
    authorized, 8,229,384 shares issued and
    outstanding at March 31, 1997 and
    September 30, 1996)                             4,051,698         4,051,698
   Retained earnings (deficit)                       (133,646)           (3,071)
                                                    ---------         ---------
      Total Stockholders' Equity                    3,918,052         4,048,627
                                                    ---------         ---------
      Total Liabilities and Stockholders' Equity   $4,160,620        $4,217,958
                                                    =========         =========

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                      Statements of Operations
                             (Unaudited)

                              Three Months Ended            Six Months Ended
                                  March 31,                    March 31,
                             1997           1996          1997           1996

Net Sales                $1,204,683     $  719,575     $1,675,369     $1,387,963
Cost of Sales               579,034        347,351        889,165        690,746
                          ---------      ---------      ---------      ---------
Gross Profit                625,649        372,224        786,204        697,217
                          _________      _________      _________       ________

Other Costs:
  Selling, general and
     administrative         415,675        384,670        791,758        744,927
  Research and
    development              74,604         26,385        160,104         46,478
  Amortization               22,556         22,555         45,125         45,111
                          ---------      ---------      ---------      ---------
      Total Other Costs     512,835        433,610        996,987        836,516
                          _________      _________      _________      _________

Income (Loss) from
   Operations               112,814        (61,386)      (210,783)      (139,299)

Other Income:
  Interest income               922          3,856          1,610          8,183
                          ---------      ---------      ---------      ---------
Income (Loss) before
   Income Taxes             113,736        (57,530)      (209,173)      (131,116)

Provision for (Benefit of)
   Income Taxes              48,749         (6,746)       (78,598)       (28,349)
                          ---------      ---------      ---------      ---------
Net Income (Loss)        $   64,987     $  (50,784)    $ (130,575)    $ (102,767)
                          =========      =========      =========      =========

Earnings (Loss) Per Share:
  Primary earnings (loss)
   per share of common
   stock                 $      .01     $     (.01)    $     (.02)    $     (.01)
                          =========      =========      =========      =========
  Fully diluted earnings
   (loss) per share      $      .01     $     (.01)    $     (.02)    $     (.01)
                          =========      =========      =========      =========
  Primary common shares
   outstanding            8,307,284      8,240,576      8,294,778      8,255,631

  Fully diluted common
   shares outstanding     8,307,284      8,251,594      8,294,778      8,255,631

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                      Statements of Cash Flows
                 For the Six Months Ended March 31,

                                                      1997              1996

Cash Flows from Operating Activities:
  Net income (loss)                                $(130,575)        $(102,767)
  Adjustments to reconcile net income (loss) to
   net cash used in by operating activities:
    Depreciation and amortization                     71,993            71,085

    Changes in assets and liabilities, net of
     effect from:
      Increase in accounts receivable                (30,789)          (33,166)
      Decrease (increase) in inventory                73,773          (236,136)
      Increase in recoverable income taxes           (18,284)             -
      Increase in deferred income tax benefit        (45,854)          (22,067)
      Increase in accounts payable and accrued
        expenses                                      73,237           125,313
      Increase in prepaid items and other
        current assets                                (6,796)          (37,399)
                                                    --------          --------
        Net cash used in operating activities        (13,295)         (235,137)
                                                    --------          --------
Cash Flows from Investing Activities:
  Purchase of property, plant and equipment           (8,580)           (8,368)
                                                    --------          --------
        Net cash used in investing activities         (8,580)           (8,368)
                                                    --------          --------
Cash Flows from Financing Activities:
  Increase in notes payable                             -                4,322
  Principal payments on notes payable                   -             (100,000)
                                                    --------          --------
        Net cash used in financing activities           -              (95,678)
                                                    --------          --------
Net Decrease in Cash and Cash Equivalents            (21,875)         (339,183)

Cash and Cash Equivalents, beginning of period       162,761           515,234
                                                    --------          --------
Cash and Cash Equivalents, end of period           $ 140,886         $ 176,051
                                                    ========          ========
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Income taxes                                     $    -            $    -
                                                    ========          ========
  Interest                                         $    -            $    -
                                                    ========          ========

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                    Notes to Financial Statements
                       March 31, 1997 and 1996



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

2. The September 30, 1996 balance sheet date was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and the statements of operations for the three and six months ended March 31, 1997 and 1996 and the statements of cash flows for the six months ended March 31, 1997 and 1996.

     The statements of operations for the three and six months ended
     March 31, 1997 and 1996 are not necessarily indicative of results for the full year.

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

                 VALLEY FORGE SCIENTIFIC CORP.
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Results of Operations for the Three and Six Months Ended March 31, 1997 Compared to the Three and Six Months Ended March 31, 1996.

	Sales of $1,204,683 for the three months ended March 31, 1997 were 67% greater than sales of $719,575 for the three months ended March 31, 1996, while sales of $1,675,369 for the six months ended March 31, 1997 were 21% greater than sales of $1,387,963 for the six months ended March 31, 1996. Sales to Johnson & Johnson Professional, Inc. ("J&J") were at higher levels in the second quarter of 1997 as a result of increased worldwide marketing by J&J and sales of new generators developed by the Company.

	Gross profit was $625,649 and $786,204 for the three and six months ended March 31, 1997 as compared to gross profit of $372,224 and $697,217 for the corresponding periods in 1996. The Company's gross profit margin was 52% and 47%, respectively, for the three and six months ended March 31, 1997 as compared to 52% and 50% for the corresponding periods in the prior year.

	Selling, general and administrative expenses for the three and six months ended March 31, 1997 increased by 8% and 6%, respectively, from the corresponding periods in 1996.

	Research and development expenses continued to rise in the second quarter of 1997. Research and development expenses increased by 183% to $74,604 for the three months ended March 31, 1997 and by 244% to $160,104 for the first six months of fiscal 1997. The increase in research and development expenses reflects the development and refinement of generators and instrumentation in preparation for introduction into markets in addition to the Company's base neurosurgery market.

	The Company had income from operations of $112,814 for the three months ended March 31, 1997 and a loss from operations of $210,783 for the six months ended March 31, 1997, as compared to a loss from operations of $61,386 and $139,299, respectively, for the corresponding periods in 1996. The Company made a provision for income taxes of $48,749 for the three months ended March 31,1997 and received a benefit of income taxes of $78,598 for the six months ended March 31, 1997 as compared to receiving a benefit of income taxes of $6,746 and $28,349, respectively, for the corresponding periods in 1996.

        As a result of the foregoing, the Company had net income of $64,987, or $.01 per share, for the three months ended March 31, 1997, and a net loss of $130,575, or $.02 per share, for the six months ended March 31, 1997, as compared to a net loss of $50,784, or $.01 per share, and $102,767, or $.01 per share, for the corresponding periods in 1996.

Liquidity and Capital Resources

	The primary measures of the Company's liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as its borrowing ability. During the six months ended March 31, 1997, the Company's working capital decreased by $67,662 to $2,755,245, however, for the second quarter of 1997, the Company's working capital increased by $96,028.

	The Company used $13,295 in operating activities for the first six months of fiscal 1997 principally from the Company's net loss as adjusted for the depreciation and amortization of $58,582, and an increase in accounts receivable of $30,789, less a decrease in inventory of $73,773. The decrease in the Company's inventory for the first six months of fiscal 1997 reflects the Company's increased sales for the second quarter of 1997. Investing activities for the first six months of fiscal 1997 used a total of $8,580 for the purchase of equipment.

	As a result of the foregoing, cash decreased by $21,875 in the first six months of fiscal 1997, leaving a balance of $140,886 in the Company's cash and cash equivalents at March 31, 1997. The Company's retained deficit increased to $133,646 at March 31, 1997 from $3,071 at September 30, 1996.

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

                     VALLEY FORGE SCIENTIFIC CORP.



PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K


	(a)  Exhibits

		None.

	(b)  Reports on Form 8-K

                The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                 VALLEY FORGE SCIENTIFIC CORP.

                           SIGNATURES


	Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             VALLEY FORGE SCIENTIFIC CORP.


Date:   May 11, 1997              By:      /s/ Jerry L. Malis
                                           Jerry L. Malis, President
                                          (principal financial officer)



Date:   May 11, 1997               By:     /s/ Thomas J. Gilloway
                                           Thomas J. Gilloway
                                           Executive Vice President