Form 10-Q
period 1997-06-30
VALLEY FORGE SCIENTIFIC CORP
filed 1997-08-13
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


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

                    Yes   X        No _____

At August 13, 1997 there were 8,229,384 shares outstanding of the Registrant's no par value Common Stock.

            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                            Balance Sheets

                                                    June 30,         September 30,
                                                      1997               1996
                                                   (Unaudited)         (Audited)
ASSETS
Current Assets:
   Cash and cash equivalents                       $   396,475         $ 162,761
   Accounts receivable - trade (net)                   745,069           871,648
   Inventory                                         1,570,001         1,687,797
   Prepaid items and other current assets               79,171            87,258
   Recoverable income taxes                             -                 12,889
   Current portion of deferred income tax benefit      196,487           165,149
                                                     ---------         ---------
      Total Current Assets                           2,987,203         2,987,502

Property, Plant and Equipment                          273,665           303,414
Intangible Assets                                      854,990           922,670
Other Assets                                             4,422             4,372
                                                     ---------         ---------
      Total Assets                                  $4,120,280        $4,217,958
                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses           $   137,430        $  164,595
   Income taxes payable                                 -                 -
                                                     ---------         ---------
      Total Current Liabilities                        137,430           164,595
                                                     ---------         ---------

Deferred Income Taxes Payable                            4,736             4,736
                                                     ---------         ---------
      Total Liabilities                                142,166           169,331
                                                     ---------         ---------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock                                      -                 -
   Common stock (no par, 10,000,000 shares
    authorized, 8,229,384 shares issued and
    outstanding at June 30, 1997 and
    September 30, 1996)                              4,051,698         4,051,698
   Retained earnings (deficit)                         (73,584)           (3,071)
                                                     ---------         ---------
      Total Stockholders' Equity                     3,978,114         4,048,627
                                                     ---------         ---------
      Total Liabilities and Stockholders' Equity    $4,120,280        $4,217,958
                                                     =========         =========

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                      Statements of Operations
                             (Unaudited)

                             Three Months Ended            Nine Months Ended
                                  June 30,                      June 30,
                             1997          1996           1997           1996

Net Sales               $ 1,163,516    $ 1,038,991    $ 2,838,885    $ 2,426,954
Cost of Sales               558,289        505,583      1,447,454      1,196,329
                          ---------      ---------      ---------      ---------
Gross Profit                605,227        533,408      1,391,431      1,230,625
                          ---------      ---------      ---------      ---------
Other Costs:
  Selling, general and
    administrative          412,727        370,747      1,204,485      1,115,675
  Research and development   66,023         27,935        226,127         74,413
  Amortization               22,555         22,555         67,680         67,666
                          ---------      ---------      ---------      ---------
      Total Other Costs     501,305        421,237      1,498,292      1,257,754
                          ---------      ---------      ---------      ---------
Income (loss) from
  Operations                103,922        112,171       (106,861)       (27,129)

Other Income:
  Interest income             1,827          2,603          3,437         10,786
                          ---------      ---------      ---------      ---------
Income (Loss) before
  Income Taxes              105,749        114,774       (103,424)       (16,343)

Provision for (Benefit of)
  Income Taxes               45,687         41,351        (32,911)        13,002
                          ---------      ---------      ---------      ---------
Net Income (Loss)          $ 60,062       $ 73,423      $ (70,513)     $ (29,345)
                          =========      =========      =========      =========

Earnings (Loss) Per Share:
  Primary earnings (loss)
    per share of common
    stock                 $     .01      $     .01      $    (.01)     $     .00
                          =========      =========      =========      =========
  Fully diluted earnings
    (loss) per share      $     .01      $     .01      $    (.01)     $     .00
                          =========      =========      =========      =========
  Primary common shares
    outstanding           8,355,887      8,276,035      8,324,937      8,255,631

  Fully diluted common
    shares outstanding    8,324,937      8,304,024      8,366,144      8,255,631

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                      Statements of Cash Flows
                 For the Nine Months Ended June 30,

                                                        1997               1996

Cash Flows from Operating Activities:
  Net income (loss)                                   $(70,513)        $ (29,345)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                      106,009           106,524

    Changes in assets and liabilities, net of
     effect from:
      Decrease in accounts receivable                  126,579            16,397
      Decrease (increase) in inventory                 117,796          (412,663)
      Decrease in prepaid items and other
        current assets                                   8,037           125,903
      Decrease in recoverable income taxes              12,889            -
      Decrease (increase) in deferred income
        tax benefit                                    (31,338)           13,091
      Increase (decrease) in accounts payable and
       accrued expenses                                (27,165)          100,322
                                                     ---------         ---------
        Net cash provided by (used in)
          operating activities                         242,294           (79,771)
                                                     ---------         ---------
Cash Flows from Investing Activities:
  Increase in intangible assets                         -                (14,508)
  Purchase of property, plant and equipment             (8,580)          (11,395)
                                                     ---------         ---------
        Net cash used in investing activities           (8,580)          (25,903)
                                                     ---------         ---------
Cash Flows from Financing Activities:
  Increase in notes payable                             -                  4,322
  Principal payments on notes payable                   -               (115,000)
                                                     ---------         ---------
        Net cash used in financing activities           -               (110,678)
                                                     ---------         ---------
Net Increase (Decrease) in Cash and Cash Equivalents   233,714          (216,352)

Cash and Cash Equivalents, beginning of period         162,761           515,234
                                                     ---------         ---------
Cash and Cash Equivalents, end of period             $ 396,475         $ 298,882
                                                     =========         =========
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Income tax expense                                 $   -             $   -
                                                     =========         =========
  Interest expense                                  $   -             $   -
                                                     =========         =========

         VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                    Notes to Financial Statements
                       June 30, 1997 and 1996



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

2. The September 30, 1996 balance sheet date was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and the statements of operations for the three and nine months ended June 30, 1997 and 1996 and the statements of cash flows for the nine months ended June 30, 1997 and 1996.

     The statements of operations for the three and nine months ended June 30, 1997 and 1996 are not necessarily indicative of results for the full year.

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

            VALLEY FORGE SCIENTIFIC CORP.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Results of Operations for the Three and Nine Months Ended June 30, 1997 Compared to the Three and Nine Months Ended June 30, 1996.

     Sales of $1,163,516 for the three months ended June 30, 1997 were 12% greater than sales of $1,038,991 for the three months ended June 30, 1996, while sales of $2,838,885 for the nine months ended June 30, 1997 were 17% greater than sales of $2,426,954 for the nine months ended June
30, 1996. Sales to Johnson & Johnson Professional, Inc. ("J&J") were at higher levels in the third quarter of 1997 as a result of increased worldwide marketing by J&J and sales of new generators developed by the Company.

     Gross profit was $605,227 and $1,391,431 for the three and nine months ended June 30, 1997 as compared to gross profit of $533,408 and $1,230,625 for the corresponding periods in 1996. Selling, general and administrative expenses for the three and nine months ended June 30, 1997 increased by 11.3% and 8.0%, respectively, from the corresponding periods in 1996.

      An increase in research and development expenses that commenced in the first quarter of 1997 continued through the third quarter. The increase in research and development expenses impacted earnings
(loss) for the three and nine months ended June 30, 1997. For the three months ended June 30, 1997, research and development expenses increased by 136% to $66,023 and for the nine months ended June 30, 1997 they increased by 204% to $226,127. The Company's research and development included the further development and refinement of generators and instrumentation in preparation for their introduction into the OBGYN market and other markets.

     In the third quarter of fiscal 1997, the Company extended its Supply and Distribution Agreement with Boston Scientific Corporation until March 2002. Commencing in the summer of 1997, Boston Scientific Corporation must make monthly minimum purchases of the new Mini-SymmetryTM generator for the United State market (and additional minimum purchases following certain foreign regulatory approvals) for the term of the agreement in addition to monthly minimum purchases of the SymmetryTM generator for seven months in order to maintain exclusivity in the field of Gastroenterology and Endoscopy.

     The Company had income from operations of $103,922 for the three months ended June 30, 1997 and a loss from operations of $106,861 for the nine months ended June 30, 1997, as compared to income from operations of $112,171 and loss from operations of $27,129, respectively, for the corresponding periods in 1996. The Company made a provision for income taxes of $45,687 for the three months ended June 30, 1997 and received a benefit for income tax of $32,911 for the nine months ended June 30, 1997 as compared to making a provision for income taxes of $41,351 and $13,002, respectively, for the corresponding periods in 1996.

     As a result of the foregoing, the Company had net income of $60,062, or $.01 per share, for the three months ended June 30, 1997, and a net loss of $70,513, or $.01 per share, for the nine months ended June 30, 1997, as compared to a net income of $73,423, or $.01 per share, and a net loss of $29,345, or $.00 per share, for the corresponding periods in 1996.


Liquidity and Capital Resources

     The primary measures of the Company's liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as its borrowing ability. During the nine months ended June 30, 1997, the Company's working capital increased by $26,866 to $2,849,773.

     The Company provided cash flow of $242,294 from operating activities for the first nine months of fiscal 1997 principally from the Company's net loss as adjusted for the depreciation and amortization of $35,496, a decrease in accounts receivable of $126,579, and a decrease in inventory of $117,796 less an increase in deferred income tax benefit of $31,338 and a decrease in accounts payable and accrued expense of $27,165. The decrease in the Company's inventory for the first nine months of fiscal 1997 reflects the Company's increased sales for the third quarter and the first nine months of 1997. Investing activities for the first nine months of fiscal 1997 used a total of $8,580 for the purchase of equipment.

     As a result of the foregoing, cash increased by $233,714 in the first nine months of fiscal 1997, leaving a balance of $396,475 in the Company's cash and cash equivalents at June 30, 1997. The Company's retained deficit increased to $73,584 at June 30, 1997 from $3,071 at September 30, 1996 as a result of the net loss for the first nine months of 1997.

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

     (a) The Company's Annual Meeting for Shareholders was held on June 25, 1997.

     (b) The following directors were elected for a one year term until their successors are duly elected and qualified:

               Jerry L. Malis
               Thomas J. Gilloway
               Leonard I. Malis
               Bruce L. Murray
               Bernard H. Shuman
               Robert H. Dick

     (c) The only matter voted upon at the Annual Meeting was the election of directors. The following is a summary of the vote tabulation: Jerry L. Malis, For: 7,756,747 (99.6%),
          Withheld: 28,090, Abstentions: 0; Thomas J. Gilloway,
          For 7,756,747 (99.6%), Withheld: 28,090, Abstentions: 0;
          Leonard I. Malis, For: 7,756,747 (99.6%), Withheld:
          28,090, Abstentions: 0; Bruce A. Murray, For: 7,756,747 (99.6%), Withheld: 28,090, Abstentions: 0; Bernard H. Shuman, For: 7,756,747 (99.6%), Withheld: 28,090,
          Abstentions: 0; Robert H. Dick, For: 7,756,747 (99.6%),
          Withheld: 28,090; Abstentions: 0.


Item 6.    Exhibits and Reports on Form 8-K


     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.



        VALLEY FORGE SCIENTIFIC CORP.

                  SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          VALLEY FORGE SCIENTIFIC CORP.


Date:     August 13, 1997            By:   /s/ Jerry L. Malis
                                           Jerry L. Malis, President
                                          (principal financial officer)



Date:     August 13, 1997            By:  /s/ Thomas J. Gilloway
                                          Thomas J. Gilloway
                                          Executive Vice President