Form 10-K
period 1997-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 1997-12-29
CIK 836429

<SEQUENCE> 1

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
For the fiscal year ended September 30, 1997.
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934. [FEE REQUIRED]
For the transition period from ____________________ to
________________

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

                    Yes   X        No _____
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained
herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing bid and ask prices as reported by the NASDAQ system on December 16, 1997 as $17,714,332.

At December 16, 1997 there were 8,229,384 shares of the Registrant's Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

      As stated in Part III of this annual report on Form 10-K, portions of the following documents are incorporated herein by reference:

      Definitive Proxy Statement for the Annual Meeting of Stockholders of the Registrant, or an Amendment to this Annual Report on Form 10-K, to be filed within 120 days after the end of the fiscal year covered by this Annual ReporT on Form 10-K.
                           - 2 -

                              PART I

Item 1.   BUSINESS

Nature of Business

     Valley Forge Scientific Corp. and its subsidiaries (collectively referred to as the "Company") is principally engaged in the development and manufacture of medical devices and other health care products. The Company is a leading manufacturer of bipolar electrosurgical products. Through its new generation of products, the Company is broadening the market for its products from neurosurgery and other microsurgery disciplines into other surgical fields. The Company sells its products to or through national and international distributors, which include affiliates of major health care corporations. The Company was incorporated in the Commonwealth of Pennsylvania on March 27, 1980.

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

     To provide irrigation for the bipolar electrosurgical systems, the Company also manufactures and sells the MALIS* Irrigation System. The irrigation system provides controlled irrigation for bipolar cutting and coagulation in a wet surgical field. The disposable MALIS* bipolar cord/irrigation tubing set ("C/T Set"), which is manufactured and sold by the Company, is used to connect a surgical hand-held instrument to both the irrigation module and the bipolar electrosurgical generator.

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

     Of the Company's sales of $3,977,965 in fiscal 1997,approximately 92% were made to Johnson & Johnson Professional, Inc. ("J & J"), formerly known as Codman & Shurtleff, Inc., as compared to 89% and 76% in fiscal 1996 and 1995, respectively. The bipolar electrosurgical systems and the irrigation system accounted for approximately 76% of the Company's sales in fiscal 1997 and approximately 54% and 69% of the sales in fiscal 1996 and 1995, respectively. Sales of C/T Sets amounted to approximately 21% of the Company's sales in fiscal 1997 and approximately 35% and 28% in 1995 and 1994, respectively.

Developments

     During the second quarter of 1997, the Company's MALIS* CMC- III-IEC received the CE Mark from the British Standards Institution. The CE Market allows the MALIS* CMC- III-IEC to be marketed throughout the European Community group of nations. The MALIS* CMC-III-IEC also received IEC 601-2-2 approval for marketing in Eastern and Western Europe, Australia, China and the Pacific Rim.

     In the third quarter of fiscal 1997, the Company modified its supply and distribution agreement with Boston Scientific Corporation and extended the term from March 1997 until March 2002.

     In the fourth quarter of 1997, the Company entered into anexclusive, five-year worldwide supply and distribution agreement with BEI Medical Systems Company, Inc. ("BEI"). Under the agreement, BEI has agreed to distribute new bipolar electrosurgical systems and instruments developed by the Company for use in gynecology and gynecological laparoscopic surgery. The systems are designed to be used in a variety of surgical applications related to the cervix and uterus, providing the physician and patient with an alternative to hysterectomy and offering a triage of medical applications for the cervix.

Products

     The Company's business constitutes a single business segment.

     Bipolar Electrosurgical Systems

     MALIS* CMC-III High Power Bipolar Cutting/Coagulation System. This third generation system was first introduced into the neurosurgery market by J & J in October 1991 and is marketed by J&J under an existing distribution agreement. The MALIS* CMC-III High Power Cutting/Coagulation System provides high power in the cutting mode and allows the surgeon to cut through any tissue.

     MALIS* CMC-III -IEC Bipolar Cutting/Coagulation System. This system incorporates the same features as the MALIS* CMC-III, with certain modifications in order to meet the current standards for marketing the unit worldwide. The unit has received IEC-601 certification and bears the international "CE" mark.

     MALIS* Bipolar Synergy System. A 50 watt coagulator for neurosurgical use with updated coagulation technology. This system is marketed by J&J under an existing distribution agreement.

     Bipolar Endoscopic Coagulator. These generators are used as a coagulators in endoscopic procedures, and are the subject of an existing distribution agreement with Boston Scientific Corporation. The products are marketed by the Microvasive division of Boston Scientific Corporation under its "Symmetry Endo-Bipolar Generator" and "MINI-SYMM" trade names.

     Padgett Bipolar Cutter/Coagulator for Plastic/Reconstructive Surgery. This generator has been developed for use by plastic surgeons to minimize blood loss and post-operative scarring of tissue. This generator is being marketed by Padgett Instruments, Inc. pursuant to an existing distribution agreement.

     Bi-Safe-I Cutter/Coagulator for Office Gynecological Procedures. This generator meets the need for the bipolar modality in the physician's office and offers significant cost and time savings over other available equipment. This generator is being marketed by BEI pursuant to an existing supply and distribution agreement.

     VFS 200 Bipolar System. This system is now being marketed under the MALIS* CMC- III- IEC trade name by J&J. The system is used in magnetic imaging therapy, which uses magnetic resonance imaging equipment in conjunction with operative procedures, generally a tumor biopsy. To the Company's knowledge, the VFS 200, with its unique circuitry, is the only electrosurgical system which can be used in the same room with MRI equipment.

     Instrumentation

     Bipolar Electrosurgical Pen. The pen is a hand-held single-use instrument designed to be used with any of the Company's bipolar cutting generators. This product is in production and being prepared for delivery pursuant to existing distribution agreements.

     Bipolar Myoma Coagulation Electrodes for Laparoscopic use. The bipolar myoma coagulation electrodes are single-use instruments to be used in conjunction with the Bi-Safe I and Bi-Safe-II Systems for gynecological procedures. This product is in production and being prepared for delivery to BEI pursuant to an existing supply and distribution agreement.

     Bipolar Cutting Loop Electrodes. The bipolar loop electrodes are single use instruments with modifications of the alloy to provide faster and cleaner cutting. The loop electrodes are in production and being prepared for delivery pursuant to existing distribution agreements. The loop electrodes are to be used in conjunction with the Company's Bipolar Cutting/Coagulation Systems.

     Bipolar Coagulation Ball Electrodes.    The bipolar ball electrodes are
single use instruments to be used for coagulation in conjunction with the Company's bipolar cutting/coagulation systems in various surgical disciplines. The Company has recently received United States Food and Drug Administration
( FDA")  clearance to market this instrument.

     MALIS* Irrigation System

     The MALIS* Irrigation System is principally used in conjunction with the Company's bipolar electrosurgical systems to provide controlled irrigation for bipolar coagulation and cutting in a wet surgical field. The system consists of an impulse pumped electrical generator which pumps and regulates the flow of liquid through irrigation tubing, including, the disposable MALIS* C/T Set, which is manufactured and sold by the Company. The irrigation system may also be used as a stand-alone unit.

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

* A registered trademark of Dr. Leonard I. Malis.

     CPR Mask System. This is a single-use disposable cardiopulmonary resuscitation (CPR) mask system. In 1996, the Company was granted a United States patent on the mask system. The Company is currently marketing and selling the mask and is also negotiating a licensing agreement with a third party for the manufacture and marketing of the mask system.

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

     Surgical Stool. A battery operated electrically controlled stool which allows the surgeon to adjust his seating position up or down as the microscope is raised or lowered throughout the surgical procedure. The product has been designed for surgeons in all disciplines who operate with a microscope. The surgical stool is sold under the MALIS* and SCOPEMATE trademarks.

     New Products to be Introduced into the Market

     The Company has developed several new bipolar generators, which are based on the technology employed in the MALIS* High Power Bipolar Cutting and Coagulation System, as well as a bipolar accessory products which are to be used in conjunction with these new generators. These products are designed to be sold in the neurosurgery, orthopedic, laparoscopic, urology, gynecology and plastic surgery fields.

     Bi-Safe-II High Power Bipolar Cutter/Coagulator for OB/GYN
Procedures. The Company has developed a unique high power bipolar cutter/coagulator for use in OB/GYN hospital procedures. This generator has features which are unique and are designed to reduce the time required for surgical procedures. The Company has received FDA permission to market the generator. This generator will be marketed by BEI through an existing supply and distribution agreement.

     VFS 300 High Power Bipolar Cutter/Coagulator. This unit has a technology which enables the physician to cut tissue and/or coagulate blood vessels while the electrodes are totally submerged in electrically conducted fluids, such as saline. The Company has received FDA permission to market this system and intends to market the system for use in arthroscopy and other surgical disciplines.

     Bipolar Cord Set. A single use bipolar cord set which provides electrical current, without irrigation, from the Company's bipolar generators to the Company's single use bipolar instruments.


Manufacturing and Supplies

     For over 14 years, prior to August 31, 1994, the manufacturing, assembly and packaging of the Company's electrosurgical products were subcontracted to Diversified Electronic Corporation ("Diversified"), a specialty electronics manufacturer, which provided contract manufacturing and research and development to an established base of customers. On August 31, 1994, the Company vertically integrated the manufacturing,assembly and packaging of its electrosurgical generators by acquiring Diversified. Since August 31, 1994, Diversified Electronics Company, Inc. ("DEC"), a wholly owned subsidiary of the Company, has conducted the operations of Diversified. In 1997, DEC concentrated its manufacturing efforts almost exclusively on the Company's products.

     The Company currently contracts the manufacturing ofits bipolar C/T Set, bipolar instrumentation and CPR Mask System with third parties. Each product is currently manufactured by a single contract manufacturer. The Company and its contract manufacturers purchase product components from mutiple sources.

     The Company's manufacturing process is subject to the regulatory requirements of the Federal Good Manufacturing Practice Regulations as promulgated by the FDA. The Company conducts quality assurance audits throughout the entire manufacturing process to ensure that all medical products comply with the applicable government regulations.


Marketing and Sales

     The Company sells almost all of its products to or through national or international distributors which include affiliates of major health care corporations.

     In May 1991, the Company entered into a new distribution agreement with J & J, under which J & J is granted the exclusive right to sell the Company's bipolar electrosurgical systems, irrigation system, C/T Sets, titanium surgical mesh and other products developed by the Company in the field of neurosurgery through December 31, 1998. Under the terms of the distribution agreement, J & J is required to purchase no less than $1,100,000 in 1994 and subsequent years. For the 1997, 1996 and 1995 fiscal years, the Company had sales to J & J of $3,659,557, $3,055,531 and $2,042,990, respectively. Orders are generally filled on a current basis in each calendar year.

      Approximately 92% of the Company's sales were derived from sales to J & J in fiscal 1997 and approximately 89% and 76% of sales were made to J & J in fiscal 1996 and 1995, respectively. Under the terms of a development agreement with J & J, the Company has agreed to pay J & J through December 31, 1998 a royalty of 2-1/2% of the net sales of the high power bipolar electrosurgical system and 2% of the net sales of the C/T Sets outside of the field of neurosurgery.

     In the third quarter of fiscal 1997, the Company modified its supply and distribution agreement with Boston Scientific Corporation and extended the term from March 1997 to March 2002. The agreement covers the exclusive sale of bipolar electrosurgical coagulators developed by the Company for use in the fields of gastroenterology and endoscopy for hospital, outpatient clinic and office based procedures involving flexible endoscopy. Under the agreement, Boston Scientific Corporation has agreed to purchase the "Symmetry Endo-Bipolar Generator" and, upon regulatory approval in Japan and Europe, the new MINI-SYMMTM generator for worldwide distribution.

     In the first quarter of 1995, the Company entered into a distribution agreement with Padgett Instruments, Inc. for a bipolar coagulation and cutting system to be sold in the plastic and reconstructive surgery market. The Company has orders for generators and accessory products under this agreement.

     In the fourth quarter of 1997, the Company entered into an exclusive, five-year worldwide supply and distribution agreement with BEI Medical Systems Company, Inc. ("BEI"). Under the agreement, BEI has agreed to distribute the Bi-Safe I and Bi-Safe II bipolar electrosurgical systems and the Company's single use bipolar instruments for use in gynecology and gynecological laparoscopic surgery in hospitals, outpatient clinics and physician offices. BEI plans to market the system in the United States through their internal sales force, its U.S. distribution network and direct market catalogue and overseas through a network of overseas distributors that specialize in OB/GYN products. Initial shipments of generators and certain disposable instruments under this agreement are planned to occur in December 1997 or January 1998.

     While the Company's products are sold in foreign markets by J & J, the Company is not aware of the amount of products which are sold in those markets. Prior to sales in certain foreign markets, the Company will need to comply with applicable foreign government regulations.

     The Company currently markets the surgical magnifying loupes and the surgical stool through independent distributors.

     The Company's business is not affected to any material extent by seasonal factors.

Competition

     The unique circuitry and patented waveform of the Company's bipolar electrosurgical systems are distinguished from bipolar electrosurgical systems sold by other entities. In the neurosurgery market, the Company believes that it is the principal manufacturer of bipolar electrosurgical systems. In other medical areas, the Company's products will compete with monopolar electrosurgical systems, as well as products based on other technologies, such as laser devices. The Company believes that its bipolar electrosurgical products offer enhanced capabilities and safety advantages as compared to monopolar electrosurgical systems and laser devices.

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

Research and Development

     For the 1997, 1996, and 1995 fiscal years, the Company expended $307,071, $87,536 and $125,775, respectively, for research and development. The Company anticipates that it will continue to incur research and development costs in connection with development of products.

     In the past, the Company's research and development was conducted
internally as well as subcontracted to third parties.   As a result of the
acquisition of Diversified, the Company anticipates that its future research and development will be conducted internally. Clinical testing of the products is conducted by physicians, including, Dr. Leonard I. Malis, a principal shareholder and director of the Company.

     In the 1998 fiscal year, the Company anticipates that it will fund all its research and development with current assets and revenues from operations.

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

     In October 1997, the Company was notified by the United States Patent and Trademark Office that its patent application for the bipolar cutting loop electrodes has been allowed and will issue in due course.

     Dr. Leonard Malis has entered into an agreement with the Company to license the "MALIS" trademark to the Company, at no cost to the Company, to the extent the name has not been licensed to Johnson & Johnson. The Company has also registered or is in this process of registering other trademarks.

Employees

     At September 30, 1997, the Company and its subsidiaries had 33 full-time employees, including executive officers. The Company from time to time retains part-time employees, engineering consultants, scientists and other consultants. All full-time employees participate in the Company's health benefit plan.

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

Item 3.   LEGAL PROCEEDINGS.

     As of September 30, 1997, there are no material pending legal proceedings to which the Company is a party or to which any of its property is the subject.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

     No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal year 1997.

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

COMMON STOCK                                               High-Bid     Low-Bid
  Fiscal 1996:
    First Quarter...............................       $4         $2
    Second Quarter..............................        2 5/8    1 17/16
    Third Quarter................................       3        1 13/16
    Fourth Quarter..............................        3 5/16   1 7/8
  Fiscal 1997:
    First Quarter ..............................       $3 3/8     $2
    Second Quarter...............................       3 5/8    2 1/16
    Third Quarter................................       5 1/16   2 1/8
    Fourth Quarter...............................       5 1/16   3-1/8

     At December 16, 1997, the Company had 119 shareholders of record. The Company believes that there are in excess of 1,000 beneficial shareholders of its Common Stock.

     The Company has not paid any dividends to date, nor does it expect to do so in the foreseeable future.
                                 - 10 -

Item 6.   SELECTED FINANCIAL DATA

Statement of
 Operations Data:      1997          1996          1995      1994(1)       1993
_________________     _____          _____         _____     _______       _____

Net Sales          $3,977,965     $3,424,589    $2,688,427   $3,587,379   $2,401,651

Income (loss)
 from Operations       19,701        (96,285)     (368,415)     694,159      249,003

Net Income (loss)      $6,533       $(75,116)    ($215,574)    $547,615     $234,160
                      =======        ========    ==========    ========     ========

Primary Earnings
  (loss) per share       $.00          $(.01)        $(.03)        $.07         $.03
                         ====          ======        ======        ====         ====

Fully Diluted Earnings
   (loss) per share      $.00          $(.01)        $(.03)        $.07         $.03
                        =====          ======        ======        ====         ====


Balance Sheet Data:
At September 30,         1997            1996          1995         1994          1993
__________________       ____            ____          ____         ____          ____

Current Assets        $3,139,256      $2,987,502    $3,052,414   $3,429,443     $3,007,457

Total Assets           4,254,070       4,217,958     4,379,866    4,884,525      3,754,205

Current Liabilities      187,817         164,595       256,123      353,891        220,629

Long Term Liabilities     11,093           4,736             0      170,775              0

Retained Earnings
    (deficit)              3,462          (3,071)       72,045      287,619       (259,996)

Stockholders' Equity   4,055,160       4,048,627     4,123,743    4,359,859      3,553,576


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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     1997 and 1996 Fiscal Year Compared

     Sales of $3,977,965 for 1997 were 16% greater than sales for 1996. The sales increase primarily resulted from increased sales to Johnson & Johnson Professional, Inc. ("J&J"), the Company's principal customer with whom the Company has an existing distribution agreement. In 1997, J&J accounted for 92% of the Company's sales, as compared to 89% and 76% of the sales in 1996 and 1995, respectively. The sales gains reflect increased shipments of the Company's bipolar generators, including the two newest neurosurgical generators.

     During 1997, the Company's wholly-owned subsidiary Diversified Electronics Company, Inc. ("DEC") concentrated its manufacturing efforts almost exclusively on the Company's products. In 1998, the Company anticipates this trend to continue as the Company newest generators for use in the fields of gynecology, plastic and reconstructive surgery and orthopedic surgery enter production.

     Approximately 76% of the Company's 1997 sales related to sales of the bipolar electrosurgical and irrigation systems as compared to approximately 54% and 69% of the sales in fiscal 1996 and 1995, respectively. Sales of C/T Sets in 1997 accounted for approximately 21% of the Company's sales in 1997 and approximately 35% and 28% in 1996 and 1995, respectively.

     The Company's gross profit margin was 51% for 1997 as compared to gross profit margin of 46% and 47% for 1996 and 1995, respectively. Selling, general and administrative expenses increased by 7% in 1997 as compared to the amounts for 1996. Selling, general and administrative expenses were impacted by higher sales levels. Research and development expenses increased by 251% to $307,071 in 1997. The Company's research and development included the further development and refinement of generators and instrumentation in preparation for their introduction into the gynecology market and other markets.

     In the fourth quarter of 1997, the Company entered into an exclusive, five-year worldwide supply and distribution agreement with BEI Medical
Systems Company, Inc. ("BEI"). Under the agreement, BEI has agreed to distribute the Bi-Safe I and Bi-Safe II bipolar electrosurgical systems and the Company's single-use bipolar instruments for use in gynecology and gynecological laparoscopic surgery in hospitals, outpatient clinics and physician offices.

     The Company plans to commence initial shipments of generators and certain disposable instruments under the supply and distribution agreement with BEI in December 1997 or January 1998. In addition, in the second quarter of fiscal 1998, the Company plans to commence shipments of other disposable instruments for use in the fields of neurosurgery, gynecology and plastic and reconstructive surgery.

     The Company had income from operations of $19,701 for 1997 as compared to a loss from operations of $96,285 for 1996. The Company had income before taxes of $28,768 in 1997 as compared to a loss before taxes of $88,095 in 1996. The Company made a provision for income taxes of $22,235 in 1997 as compared to a tax benefit of $12,979 in 1996.

     As a result of the foregoing, the Company had a net income of $6,533 in 1997 as compared to a net loss of $75,116 for 1996. Primary and fully diluted earnings per share was $.00 for 1997 compared to loss per share of $.01 for 1996.

1996 and 1995 Fiscal Year Compared

     Sales of $3,424,589 for 1996 were 27% greater than sales for 1995. The sales increase primarily resulted from increased sales to J&J. In 1996, J&J accounted for 89% of the Company's sales, as compared to 76% and 90% of the sales in 1995 and 1994, respectively. The sales gains reflect increased shipments of the Company's surgical generators.

     Approximately 54% of the Company's 1996 sales related to sales of the bipolar electrosurgical and irrigation systems as compared to approximately 6 69% and 67% of the sales in fiscal 1995 and 1994, respectively. Sales of C/T Sets in 1996 accounted for approximately 35% of the Company's sales in 1996 and approximately 28% and 27% in 1995 and 1994, respectively. DEC accounted for approximately 8% of the Company's sales in 1996 as compared to 11% in 1995.

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

Liquidity and Capital Resources

     The primary measures of the Company's liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as its borrowing ability. During 1997, the Company's working capital increased by $128,532 to $2,951,439.

     For the 1997 fiscal year, the Company provided net cash of $494,496 from operating activities , which primarily reflected a decrease in inventory of $277,270 and the Company's net income from operations as adjusted for noncash charges relating to depreciation and amortization of $146,628. The increase in accounts receivable and decrease in inventory was primarily due to higher sales levels.

     Investing activities for 1997 used $24,353 for an increase in intangible assets of $10,296 and for the purchase of equipment in the amount
of $14,057.   Cash increased by $470,143 in 1997 leaving a balance of $632,904 in the Company's cash and cash equivalents at September 30, 1997.

     For the 1996 fiscal year, the Company used net cash of $126,102 in operating activities which reflected an increase in accounts receivable and inventory and prepaid items of $166,636, $239,432 and $27,014 respectively, less the net loss from operations as adjusted for noncash charges relating to depreciation and amortization of $67,159, a decrease in recoverable income taxes of $157,482 and an increase of accounts payable of $89,150. The increase in inventory and accounts receivable was primarily due to higher sales levels.

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

     On March 1, 1996, the Company and Bernard H. Shuman, a director and Vice President- Technology of the Company, modified the payments terms of a note originally issued to Mr. Shuman in connection with the Company's merger with Diversified Electronic Corporation in August 1994, and which was due on March
1, 1996. Pursuant to the modification, the Company paid Mr. Shuman $100,000 to reduce the principal balance for the note on March 1, 1996, $15,000 in April, 1996 and $70,000 on August 1, 1996. On August 1, 1996, the note was canceled.

     The Company has a line of credit of $1,000,000 with CoreStates
Bank which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires the Company to have a tangible net worth of no less than $3,000,000. At September 30, 1997, there was no outstanding balance on this line.

     At September 30, 1997, the Company' had no debt. The Company believes it has available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, the Company believes it could borrow adequate funds at competitive rates and terms.

Acquisition of Diversified

     On August 31, 1994, the Company acquired Diversified Electronic
Corporation ("Diversified"), a company wholly owned by Bernard H. Shuman, pursuant to a Merger Agreement, in which the Company was the surviving corporation. After the merger, Diversified Electronics Company, Inc., a wholly owned subsidiary of the Company, conducted the operations of Diversified. In the Merger Agreement, the Company issued the following consideration:
(i) cash in the amount of $161,500; (ii) a noninterest bearing note in the amount of $185,000 payable on March 1, 1996; (iii) a noninterest bearing note in the amount of $47,188 which was paid upon the collection of certain accounts receivable of Diversified; and (iv) 139,334 shares of unregistered commonstock of the Company. The cash portion of the consideration was funded with the Company's available cash on hand. The assets of Diversified consisted primarily of equipment, fixtures, inventory, and intellectual property. Prior to the merger, Diversified Electronics Company, Inc., a wholly owned subsidiary of the Company, acquired the real property and building, which constituted Diversified's manufacturing facility, for $95,000 in cash.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

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

                             PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


     a. and d. Financial Statements and Financial Statement
Schedules.

        See Index to Financial Statements and Financial Statement
Schedules on Page F-1, herein.

     b. Reports on Form 8-K.

        None.

     c. Exhibits

      The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing isindicated in parentheses.

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

          (b) Assignment of Know-How Agreement, dated June 30,1989 - (1) (Exhibit 10(g)).

          (c) Assignment of Patents - Bipolar Electrosurgical Systems, June 30, 1989 - (1) (Exhibit 10(h)).

          (d)  Assignment of Patents - Binocular Magnification
System, June 30, 1989 -(1) (Exhibit 10(i)).

          (e)  Assignment of Malis trade name, dated June 30, 1989 -
(1) (Exhibit 10(j)).

          (f)  401(k) and Profit-Sharing Plan - (2) (Exhibit 10(x)).

          (g)  Distribution Agreement between Codman & Shurtleff,
Inc. and the Company (3)(Exhibit 10(b)).

          (h) Amended and Restated Registration Rights Agreement, dated April 3, 1991 - (3)(Exhibit 10(g)).

          (i)  Promissory Note from Jerry L. Malis to the Company.
(6) (Exhibit 10(k))

          (j)  Promissory Note from the Company to Bernard H.
Shuman. (6) (Exhibit 10(l))

          (k)  Employment Agreement Jerry L. Malis. (6) (Exhibit
10(m))

          (l)  Employment Agreement Thomas J. Gilloway. (6) (Exhibit 10(n))

          (m)  Employment Agreement Bernard H. Shuman. (6)  (Exhibit 10(o))

          (n)  Registration Rights Agreement between the Company and Bernard
H. Shuman (6) (Exhibit 10(p))

          (o) Commercial Lease Agreement between GMM Associates and the Company dated July 1, 1995 (7) (Exhibit 10(p))


(21) Subsidiaries of Registrant

      Subsidiaries of Valley Forge Scientific Corp.

(27)  Financial Data Schedule

      Financial Data Schedule


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

                            SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of December, 1997.

                  VALLEY FORGE SCIENTIFIC CORP.



                    By:  /s/ Jerry L. Malis
                         Jerry L. Malis, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                          Title                          Date



/s/ Jerry L. Malis         Chairman of the Board,              December 22, 1997
Jerry L. Malis             President (chief executive
                           officer and principal
                           financial and accounting
                           officer)


/s/ Thomas J. Gilloway    Executive Vice President,         December 22, 1997
Thomas J. Gilloway        Secretary, Treasurer, Director

/s/ Leonard I. Malis      Director
Leonard I. Malis                                            December 22, 1997


/s/ Bruce A. Murray        Director                         December 22, 1997
Bruce A. Murray


/s/ Bernard H. Shuman      Vice President -Technology,
Bernard H. Shuman          Director                         December 22, 1997


/s/ Robert H. Dick         Director                         December 22, 1997
Robert H. Dick
                             - 18 -

                  VALLEY FORGE SCIENTIFIC CORP.

 Index to Financial Statements and Financial Statement Schedules


Independent Auditor's Report                                              F-2

Balance Sheets - September 30, 1997 and 1996                              F-3

Statements of Operations - Years Ended September 30, 1997, 1996           F-4
  and 1995

Statements of Stockholders' Equity - Years ended September 30, 1997       F-5
 1996 and 1995

Statements of Cash Flows - Years ended September 30, 1997, 1996 and 1995  F-6

Notes to Financial Statements                                        F-7



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

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Valley Forge Scientific Corp. and Subsidiaries
Oaks, Pennsylvania


We have audited the accompanying consolidated balance sheets of Valley Forge Scientific Corp. and Subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Forge Scientific Corp. and Subsidiaries as of September 30, 1997 and 1996, and the results of operations and cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



                        SAMUEL KLEIN AND COMPANY


Newark, New Jersey
December 1, 1997
             F-2

              VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                           BALANCE SHEETS


                                                                 September 30,
ASSETS                                                     1997                   1996
Current Assets:                                            ----                   ----
 Cash and cash equivalents                            $   632,904              $  162,761
 Accounts receivable, net                                 856,900                 871,648
 Inventory                                              1,410,527               1,687,797
 Prepaid items and other current assets                    91,393                  87,258
 Recoverable income taxes                                   8,352                  12,889
 Current portion of deferred income tax benefit           139,180                 165,149
                                                        ---------               ---------
     Total Current Assets                               3,139,256               2,987,502

Property, Plant and Equipment, net                        267,612                 303,414
Intangible Assets, net                                    842,730                 922,670
Other Assets                                                4,472                   4,372
                                                        ---------               ---------
     Total Assets                                      $4,254,070              $4,217,958
                                                        =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Current Liabilities:
 Accounts payable and accrued expenses                $   187,817              $  164,595
                                                          -------                 -------
     Total Current Liabilities                            187,817                 164,595

Deferred Income Taxes Payable                              11,093                   4,736
                                                          -------                 -------
     Total Liabilities                                    198,910                 169,331
                                                          -------                 -------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                                            -                         -
 Common stock (no par, 10,000,000 shares
  authorized, 8,229,384 shares issued
  and outstanding at September 30,
  1997 and 1996)                                        4,051,698               4,051,698
 Retained earnings (deficit)                                3,462                  (3,071)
                                                        ---------               ---------
     Total Stockholders' Equity                         4,055,160               4,048,627
                                                        ---------               ---------
    Total Liabilities and Stockholders' Equity         $4,254,070              $4,217,958
                                                        =========               =========



The accompanying notes are an integral part of these financial statements.
                                    F-3


          VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     STATEMENTS OF OPERATIONS

                                                For the Years Ended September 30,
                                             1997             1996          1995
                                           ---------       ---------     ---------
Net Sales                                 $3,977,965      $3,424,589    $2,688,427
Cost of Sales                              1,951,342       1,840,130     1,431,466
                                           ---------       ---------     ---------
Gross Profit                               2,026,623       1,584,459     1,256,961
                                           ---------       ---------     ---------
Other Costs:
  Selling, general and administrative      1,609,615       1,503,000     1,409,246
  Research and development                   307,071          87,536       125,775
  Amortization                                90,236          90,208        90,355
                                          ----------      ----------     ---------
     Total Other Costs                     2,006,922       1,680,744     1,625,376
                                          ----------      ----------     ---------
Income (Loss) from Operations                 19,701         (96,285)     (368,415)
Other Income (Expense):
  Interest income (expense)                    9,067           8,190         2,205
  Gain on sale of equipment                      -               -           2,245
                                          ----------      ----------     ----------
Income (Loss) Before Income Taxes             28,768         (88,095)     (363,965)

Provision for (Benefit of) Income Taxes       22,235         (12,979)     (148,391)
                                           ---------        ---------     ---------
Net Income (Loss)                          $   6,533      $  (75,116)   $ (215,574)
                                           =========        ========      =========
Earnings (Loss) Per Share:
  Primary earnings (loss)
    per share of common stock              $    .00        $    (.01)   $     (.03)
                                          ==========        ========      =========
  Fully diluted earnings
       (loss) per share                    $    .00        $    (.01)   $     (.03)
                                          ==========        =========     =========
  Primary common shares outstanding       8,293,667        8,269,203     8,318,675

  Fully diluted common
    shares outstanding                    8,320,840        8,308,428     8,318,675



The accompanying notes are an integral part of these financial statements.
                                   F-4

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                 STATEMENTS OF STOCKHOLDERS' EQUITY

        FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995




                                          Common Stock
                                          No Par Value
                                        -----------------         Retained               Total
                                 Number of      Common            Earnings             Stockholders'
                                 Shares       Stock Amount       (Deficit)               Equity
                               -----------   --------------     ----------             -------------

Balances, October 1, 1994       8,239,384      $4,072,240        $287,619               $4,359,859

Retirement of Shares              (10,000)        (20,542)          -                      (20,542)

Net Loss for the Year
 Ended September 30, 1995           -                 -          (215,574)                (215,574)
                               -----------      ---------       ----------             -------------
Balances, September 30, 1995     8,229,384      4,051,698          72,045                4,123,743

Net Loss for the Year
 Ended September 30, 1996           -               -             (75,116)                 (75,116)
                               -----------     ---------        ----------              ------------
Balances, September 30, 1996     8,229,384     4,051,698           (3,071)               4,048,627

Net Income for the Year
 Ended September 30, 1997           -              -                6,533                    6,533
                               -----------   ----------         ----------              ------------
Balances, September 30, 1997     8,229,384   $4,051,698           $ 3,462               $4,055,160
                               ===========    =========          ========                =========


The accompanying notes are an integral part of these financial statements.
                                F-5

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                      STATEMENTS OF CASH FLOWS

                                                For the Years Ended September 30,
                                                1997                1996            1995
                                                -----               ----            ----
Cash Flows from Operating Activities:
 Net income (loss)                          $   6,533          $  (75,116)      $ (215,574)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
   Depreciation and amortization              140,095             142,275          143,202
   Gain on disposition of assets                 -                   -              (2,245)

   Changes in assets and liabilities, net of
    effect from:
     (Increase) decrease in accounts
        receivable                             14,748            (166,636)         480,514
     (Increase) decrease in inventory         277,270            (239,432)          43,340
     (Increase) decrease in recoverable
        income taxes                            4,537             157,482         (170,371)
     (Increase) decrease in deferred income
        tax benefit                            25,969             (11,547)         (88,004)
     (Increase) decrease in other assets         (100)               -                 425
     (Increase) decrease in prepaid items and
        other current assets                   (4,135)            (27,014)          (4,477)
     Increase (decrease) in accounts payable
        and accrued expenses                   23,222              89,150         (145,159)
     Increase (decrease) in income taxes
        payable                                  -                   -             (86,099)
     Increase in deferred taxes payable         6,357               4,736             -
                                              -------             -------          --------

      Net cash provided by (used in)
       operating activities                   494,496            (126,102)         (44,448)
                                             --------             -------           -------
Cash Flows from Investing Activities:
 Increase in intangible assets                (10,296)            (14,508)            (945)
 Purchase of property, plant and equipment    (14,057)            (31,185)         (45,556)
 Proceeds from sale of equipment                 -                   -               4,000
                                              --------            --------         --------
      Net cash used in investing
       activities                             (24,353)            (45,693)         (42,501)
                                              --------            --------         ---------
Cash Flows from Financing Activities:
 Net reduction in notes payable                  -               (180,678)         (37,285)
 Purchase and retirement of common stock         -                   -             (20,542)
                                             ----------          ----------        ---------
      Net cash used in financing activities      -               (180,678)         (57,827)
                                             ----------          ----------        ---------
Net Increase (Decrease) in Cash and
     Cash Equivalents                         470,143            (352,473)        (144,776)

Cash and Cash Equivalents,
     beginning of year                        162,761             515,234          660,010
                                             ---------           ---------         --------
Cash and Cash Equivalents, end of year       $632,904           $ 162,761        $ 515,234
                                             ========            ========          ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
   Interest                                $    -               $  14,225        $     -
                                             =======             ========          =======
   Income taxes                            $   2,500            $    -           $ 199,814
                                             =======             ========          =======
The accompanying notes are an integral part of these financial statements.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Valley Forge Scientific Corp. ("VFSC") was incorporated on March 27, 1980 in the Commonwealth of Pennsylvania and is engaged in the business of developing, manufacturing and selling medical devices and products. On
August 18, 1994, VFSC formed a wholly-owned subsidiary, Diversified
Electronics Company, Inc. ("DEC"), a Pennsylvania corporation, in order to continue the operations of Diversified Electronic Corporation, a company which was merged with and into VFSC on August 31, 1994. In January
1993, VFSC formed a wholly - owned subsidiary, Valley Consumer Products, Inc.
("VCP") to market specific product lines. During 1996, VCP commenced initial operations and began marketing the CPR mask system developed by VFSC.
Collectively, VFSC, DEC and VCP are referred to herein as the "Company".

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

Use of Management Estimates

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

Income Taxes

Tax provisions and credits are recorded at enacted tax rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when the determination can be made that it is more likely than not that some portion or all of the related tax asset will not be realized.

Impairment of Long-Lived Assets

Effective October 1, 1996, the Company adopted Statement of Financial Accounting
Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that if facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

Accounting for Stock-Based Compensation

Effective for the year ending September 30, 1997, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123
(SFAS 123), "Accounting for Stock-Based Compensation."  As permitted under
SFAS 123, the Company has continued to apply accounting prescribed by Accounting Principle Board Opinion No. 25 ("APB 25"). Under APB 25, compensation expense is determined on the measurement date, that is, the first date on which both the number of shares the employee is entitled to receive and the exercise price, if any, are known. Compensation expense, if any, is the excess of the market price of the stock over the exercise price on the measurement date.


                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Continued)


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year's presentation.

2.  ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at
September 30,
                                   1997                       1996
                                   ----                       ----
 Accounts receivable            $ 975,292                  $1,105,255
 Less: Allowance for doubtful
   accounts and contractual
   allowances                     118,392                     233,607
                                  -------                     -------
                              $   856,900                  $  871,648
                                  =======                     =======
3.  INVENTORY

Inventory consists of the
  following:                                  September 30,
                                     1997                       1996
                                     ----                       ----
  Finished goods               $    32,958               $     34,279
  Work-in-process                1,098,436                  1,129,495
  Materials and parts              279,133                    524,023
                                 ---------                  ---------
                                 1,410,527               $  1,687,797
                                 =========                  =========

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:
                                               September 30,
                                     1997                       1996
                                     ----                       ----

    Land                          $ 11,953                  $  11,953
    Building and improvements       86,917                     81,332
    Furniture and fixtures          16,669                     15,369
    Laboratory equipment           364,744                    359,062
    Office equipment                96,145                     94,655
    Leasehold improvements           9,413                      9,413
                                  --------                    -------
                                   585,841                    571,784
    Less: Accumulated depreciation
           and amortization        318,229                    268,370
                                  --------                    -------
                                  $267,612                   $303,414
                                  ========                    =======

Depreciation is reflected in both cost of sales and selling, general and administrative expenses. Total depreciation for the years ended September 30, 1997, 1996 and 1995 is $49,859, $52,067 and $53,036, respectively.
                                F-9


                    VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Continued)

5.  INTANGIBLE ASSETS

Intangible assets consist of the following:
                                                 September 30,
                                         1997                      1996
                                         ----                      ----
    Patents/trademarks/licensing
     agreements                       $ 557,155                 $546,859
    Proprietary know-how                452,354                  452,354
    Acquisition costs                    55,969                   55,969
    Excess of purchase price over net
     assets acquired in connection with
     the acquisition of Technical
     Medical Industries, Inc.           351,123                  351,123
                                        -------                  -------
                                      1,416,601                1,406,305
    Less: Accumulated amortization      573,871                  483,635
                                        -------                ---------
                                     $  842,730              $   922,670
                                        =======                =========

6.  RELATED PARTY TRANSACTIONS

On May 24, 1994, Jerry L. Malis, a principal shareholder, director and officer of the Company borrowed $17,500 from the Company. The note is payable on demand and is secured by 5,833 shares of common stock of the Company and has a stated rate of interest of 4.83%, the then current "applicable federal rate" as set forth under the Internal Revenue Code. On January 30, 1995, Jerry L. Malis borrowed an additional $5,320 from the Company. The balance of the note and loan including accrued interest is reflected in other current assets and as of September 30, 1997 and 1996 was $25,092 and $24,925, respectively.

7.  NOTES PAYABLE

In connection with the Company's 1994 acquisition of Diversified, the Company issued two promissory notes to the sole shareholder of Diversified Electronics
Corporation who is a current officer, director and shareholder of the Company.
On March 1, 1996, the Company modified the payment terms of the note. Pursuant to the modification, the Company paid $100,000 on March 1, 1996, $15,000 on April 11, 1996 and the remaining $70,000 on August 1, 1996. As of September
30, 1996 the loan was paid in full.

The Company had a line of credit of $750,000 with Meridian Bank which called for interest to be charged equal to the bank's national commercial rate. The unsecured loan was payable on demand requiring monthly interest payments on the unpaid principal and reduction of the loan balance to zero for a minimum of thirty consecutive days during each twelve month period. In addition the loan covenant called for a minimum tangible net worth of no less than $3,000,000 during the term of the loan. On September 11, 1997, the Company amended the loan agreement to increase the line of credit to $1,000,000 based on all the same terms of the original agreement. At September 30, 1997 and 1996 there were no outstanding balances on this line.

8.  COMMITMENTS AND CONTINGENCIES

The Company is subject to litigation arising from the normal course of business.
In management's opinion, any such contingencies are covered under its existing insurance policies or do not materially affect the Company's financial position.
                                F-10

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Continued)

8.  COMMITMENTS AND CONTINGENCIES (Continued)

The Company is subject to regulatory requirements throughout the world.
In the normal course of business, these regulatory agencies may require companies in the medical industry to change their products or operating procedures, which could affect the Company. The Company regularly incurs expenses to comply with these regulations and may be required to incur additional expenses. Management is not able to estimate any additional expenditure outside the normal course of operations which will be incurred by the Company in future periods in order to comply with these regulations.

Employment Agreements

Effective July 1, 1994, the Company entered into employment agreements with Jerry L. Malis and Thomas J. Gilloway, for terms of 63 months. The agreements provided for annual base salaries to Mr. Malis and Mr. Gilloway of $148,720 and $126,940, respectively, with annual base salary increases at 10% commencing
October 1, 1994. In addition the agreements provide that Messrs. Malis and Gilloway may each receive such other cash and stock bonuses and benefits as may be determined from time to time by the Board of Directors. For the year ended September 30, 1996, the officers waived their right to the 10% increase of base salary for that year. The base salaries for the years ended September 30, 1996 and 1995 were $163,592 for Jerry L. Malis and $139,634 for Thomas J. Gilloway. The base salaries for Jerry L. Malis and Thomas J.
Gilloway for the year ended September 30, 1997 were $179,951 and $153,598, respectively.

On August 31, 1994, pursuant to the merger agreement with Diversified, the Company entered into an employment agreement with Bernard H. Shuman, the former President of Diversified and a current Vice President of the Company, for a term of 59 months commencing September 1, 1994. The agreement provided for a salary of $50,000 per annum through July 31, 1995 and thereafter at $105,000 per annum through July 31, 1999. In addition, the agreement provided that Mr. Shuman may receive such other compensation and benefits as the Board of Directors of the Company may decide. The employment agreement may be terminated for cause. The base salary for Bernard H. Shuman for the years ended September 30, 1997, 1996 and 1995 was $105,000, $105,000 and $59,170,
respectively.

401(k) Plan and Profit Sharing Plan

The Company's 401(k) Plan and Profit Sharing Plan cover full-time employees who have attained the age of 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan on a pre-tax basis not to exceed the current Federal limitation of $9,500 per year (as adjusted for cost of living increase). Amounts contributed to the 401(k) Plan are nonforfeitable.

Under the Profit Sharing Plan, a participant in the plan participates in the Company's contributions to the Plan as of December 31 in any year, with allocations to individual accounts based on annual compensation. An employee does not fully vest in the plan until completion of three years of employment.
The Board of Directors determine the Company's contributions to the plan on a discretionary basis. The Company has not made any contributions to date.

Stock Option Plan

On July 6, 1988, the Company adopted a non-qualified employee stock option plan (the "Plan") pursuant to which 500,000 shares of Common Stock have been reserved for issuance to employees, officers, directors or consultants of the Company. Options granted pursuant to this plan will be non-transferrable and expire if not exercised after ten years or for such lesser term as approved by the board of directors. Options may be granted in such amounts and at such prices as determined by the Board of Directors, but the price per share shall not be less than the fair market value of the Company's Common Stock.

On October 24, 1994, the Company granted to employees and a board member stock options to purchase 20,000 shares of common stock pursuant to the plan, at $2.50 per share (the closing bid price on the NASDAQ small-cap market on October 24, 1994). Options granted expire if not exercised after ten years, commencing October 24, 1994.
                               F-11


                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Continued)


8.  COMMITMENTS AND CONTINGENCIES (Continued)

Stock Option Plan (continued)

On December 22, 1994, the Company granted to each of Jerry L. Malis and
Thomas J. Gilloway stock options to purchase 50,000 shares of Common Stock pursuant to the Plan at $2.375 per share (the closing bid price on the NASDAQ small-cap market on December 22, 1994). Options granted expire if not exercised after ten years, commencing December 22, 1994.

On December 22, 1995, the Company granted to its employees stock options to purchase a total of 8,000 shares of Common Stock pursuant to the Plan at $2.13 per share (the closing bid price on the NASDAQ small-cap market on December 22, 1995). Options granted expire if not exercised after ten years, commencing December 22, 1995.

On July 26, 1996, the Company granted to its employees stock options to purchase a total of 44,000 shares of Common Stock pursuant to the Plan at $2.31 per share (the closing bid price on the NASDAQ small-cap market on July 26, 1996). Options granted expire if not exercised after five years, commencing July 26, 1996.

At September 30, 1997, no stock options have been exercised.

As referred to in Note 1, the Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation." As permitted under this statement the Company retained its current method of accounting for stock compensation in accordance with APB 25.

Following is a summary of the Company's non-qualified employee stock option plan:
                                                                       Weighted
                                                      Exercise         Average
                                                      Price            Exercise
                                       Shares         Per Share          Price
                                       -------        ----------       ---------

Options outstanding at
  October 1, 1994                      223,400       $1.56 - $5.13        $2.68

  Granted                              120,000       $2.37 - $2.50         2.40
  Exercised                               -                -                -
  Surrendered, forfeited or expired       -                -                -
                                       --------      --------------       -------
Options outstanding
  September 30, 1995                   343,400        $1.56 - $5.13         2.58

Granted                                 52,000        $2.13 - $2.31         2.28
Exercised                                 -                 -                 -
Surrendered, forfeited or expired         -                 -                 -
                                      ---------       --------------       ------
Options outstanding at
  September 30, 1996                   395,400        $1.56 - $5.13         2.54

Granted                                 -                 -                 -
Exercised                               -                 -                 -
Surrendered, forfeited or expired       (4,500)      $2.31 - $2.50          2.39
                                      ---------      --------------       -------
Options outstanding at
  September 30, 1997                   390,900       $1.56 - $5.13        $ 2.54
                                      ========        ============         =====
                                   F-12

                       VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       (Continued)

8.  COMMITMENTS AND CONTINGENCIES (Continued)

Stock Option Plan (continued)

Pro forma information regarding net income and earnings per share is required by FASB 123, and has been determined as if the Company had accounted for the employee stock options under the fair value method of that statement. The fair value for these options granted during the respective years ending
September 30, 1997 and 1996 was estimated at the date of implementation of FASB 123 using a Black-Scholes option pricing model with the following weighted average assumptions:

  Risk-Free interest (based on U.S. Government
  strip bonds on the date of grant with maturities
  approximating the expected option term)                      5.47% to 6.61%

  Dividend yields                                                    0%

  Volatility factors of the expected market price
  of the Company's Common Stock (based on
  historical data)                                               50.9% to 59.7%

  Expected life of options                                          5.5 years


Fair values for future options are to be estimated at the date of grant.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimated, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. In management's opinion existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with FASB 123, only stock options granted during the years ended September 30, 1997 and 1996 have been included for the Company's pro forma information as follows:

                                                               1997              1996
                                                               ----              ----

  Additional compensation expense, net of tax effect        $    -          $  (41,445)
  Pro forma net loss                                        $    -          $ (116,561)
  Pro forma loss per share:
     Primary                                                $    -          $     (.01)
     Fully diluted                                          $    -          $     (.01)

The weighted average fair value of options granted during the years
ended September 30, 1997 and 1996 were $ - and $1.34.                              (Continued)
                                  F-13


                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Continued)

8.  COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

The Company currently leases approximately 4,200 square feet of office and warehouse space in an office building in Oaks, Pennsylvania, from GMM
Associates, a Pennsylvania general partnership, whose partners are Jerry L.
Malis, Thomas J. Gilloway and Leonard I. Malis, principal shareholders, directors and/or officers of the Company. The lease is for a term of five years which commenced on July 1, 1995 and call for a base rent of $4,362
(with increases based on increases in the consumer price index) plus costs associated with real estate taxes, maintenance and utilities. The related expense for this lease for the years ended September 30, 1997, 1996 and 1995 was $52,937, $51,565 and $51,244, respectively. As of September 30, 1997 the Company was current on all rental obligations due the related party.

The Company has also entered into leases for certain equipment under operating lease agreements with terms ranging between two and three years.

A schedule of future minimum payments under operating leases is as follows:

   Year ending September 30,
   ------------------------
                               Related                Other
                                Party               Operating
                               -------              ---------
       1998                   $ 52,340                $23,371
       1999                     52,340                 20,609
       2000                     39,255                 10,234
       2001                       -                      -
       2002                       -                      -
                               -------               --------
                              $143,935              $  54,214
                               =======               ========

9.  MAJOR CUSTOMERS

For the years ended September 30, 1997, 1996 and 1995, a significant part of the Company's revenues were derived from one major customer pursuant to distribution agreements under which the Company granted the exclusive right to sell its electrosurgical systems and other products developed by the Company in the field of neurosurgery through December 31, 1998. Revenues derived from this customer are as follows:

     Year ended September 30, 1997                  $3,659,557     92%
     Year ended September 30, 1996                  $3,055,531     89%
     Year ended September 30, 1995                  $2,042,990     76%

At September 30, 1997 and 1996, this customer accounted for approximately 80% and 76%, respectively, of the Company's accounts receivable while one other customer represented approximately 19% and 22%, respectively.
                                F-14


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

On October 14, 1992, the Board of Directors of the Company approved a stock repurchase plan whereby the Company may, from time to time, repurchase on the open market up to 100,000 shares of the Company's Common Stock. During the fiscal year ended September 30, 1995, the Company repurchased for retirement
10,000 shares at a price of $20,542 resulting in a total of 27,500 shares repurchased since the inception of the repurchase plan at an aggregate price of $99,924.

Preferred Stock

The Company is authorized to issue 487 shares of preferred stock, $1,000 par value. The holders of the preferred stock would have no voting rights or preemptive rights. Upon liquidation of the Company, a $1,000 per share liquidating dividend must be paid upon each issued and outstanding share of preferred stock before any liquidating dividend is paid on the Common Stock.
As of September 30, 1997, there were no issued or outstanding preferred shares, and the Company has no intention to issue any preferred stock in the immediate future.

11.  PROVISION FOR (BENEFIT OF) INCOME TAXES

Provision for (benefit of) income taxes is as follows:

                                      For the Years Ended September 30,
                                             1997        1996      1995
                                             ----        ----      ----
  Current:
   Federal                              $  (8,911)  $    1,736   $(67,196)
   State                                      -            -         -
                                           --------     ------    --------
                                           (8,911)       1,736    (67,196)
                                           --------     ------    --------
  Deferred:
   Federal                                 27,104      (49,413)   (39,198)
   State                                    4,042       11,304    (41,997)
                                          --------      -------   --------
                                           31,146      (38,109)   (81,195)
                                          --------      ------     ------

  Adjustment of deferred tax asset for state
    income tax rate changes and expired net
    operating loss carryforwards net of
    Federal tax effect                       -            23,394        -
                                          --------        ------     -------
                                             -            23,394        -
                                          --------        ------     -------
                                          $ 22,235     $ (12,979)  $(148,391)
                                          =========      ========   ========

In accordance with FASB 109, tax credits arising from net operating losses, which previously were reported as extraordinary items, have now been restated as offsets against the provision (benefit) for income taxes.
                                  F-15


                   VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)


11.  PROVISION FOR (BENEFIT OF) INCOME TAXES (Continued)

The Company's effective tax rate was 77.3%, (14.7)% and (40.8)% in 1997, 1996 and 1995, respectively. Reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                               For the Years Ended September 30,
                                   1997          1996           1995
                                   ----          ----           ----

Computed at the expected
     statutory rate               34.0%         (15.0)%        (34.0)%
State taxes net of
     federal tax benefit           8.5            8.4           (7.6)
Reduction in state tax rate
     resulting from utilization
     of tax loss carryforwards      -            (8.4)            -
Non-deductible expenses           24.5            9.3            2.9
Other                             10.3           (9.0)          (2.1)
                                  ----           ----           -----
                                  77.3%         (14.7)%        (40.8)%
                                  ====           ====           ====

Certain items of income and expense are recognized in different years for financial reporting and income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. The items that give rise to the deferred income tax benefit are as follows:

                                                       September 30,
                                                       1997            1996
Deferred Tax Asset:                                    ----            ----
  Difference in capitalization of inventory cost     $ 73,463      $  54,106
  Difference in reporting bad debts                    48,059         94,829
  State of Pennsylvania net operating loss
   carryforward                                        22,603         21,159
                                                       ------         ------
  Total deferred tax asset                            144,125        170,094
  Valuation allowance                                  (4,945)        (4,945)
                                                      -------        -------
  Net deferred tax asset                             $139,180       $165,149
                                                      =======        =======
Deferred Tax Liability:
  Difference in reporting depreciation              $  11,190       $  4,736
                                                      -------        -------
 Total Deferred Tax Liability                       $  11,190       $  4,736
                                                      =======        =======

The Company has net operating loss carryforwards of approximately $343,800 available to reduce future state taxable income of which $143,300 and $197,500 expire in the years ended September 30, 1998 and September 30, 2000, respectively.

12.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of short-term cash investments and trade receivables. The Company maintains substantially all of its banking activities with one bank and cash balances throughout the year generally exceed the federally insured limit of $100,000. The Company invests overnight these cash balances which exceed $100,000 in U.S. Treasury Securities. At September
30, 1997 and 1996 the balances the company held in these securities was $477,000 and $119,000, respectively. Management believes that the risk associated with trade receivables, which are principally due from two customers, is adequately provided for in the allowance for doubtful accounts.

           VALLEY FORGE SCIENTIFIC CORP.
                REPORT ON FORM 10-K
          FOR YEAR ENDED SEPTEMBER 30, 1997

                 INDEX TO EXHIBITS*



EXHIBIT
NUMBER                           EXHIBIT NAME
_____________________________________________________________________________
21                              Subsidiares of Valley Forge Scientific
27                              Financial Data Schedule


* Only the exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing in Item 14 of the Report on Form 10-K.
