Form 10-K/A
period 1997-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 1998-01-27
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549
     FORM 10-K/A
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934.  [FEE
     REQUIRED]
For the fiscal year ended September 30, 1997.

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE
      REQUIRED]

For the transition period from _______________ to ________________

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

                                          Name of Each Exchange
     Title of Each Class                          on
                                           which Registered
-------------------------------------------------------------------------
     Common Stock, no par value          Boston Stock Exchange

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

At December 16, 1997 there were 8,229,384 shares of the Registrant's Common Stock outstanding.

                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:

                                                                    Director
Name                Age             Position(s)                      Since
Jerry L. Malis      65        Chairman of the Board and
                              President                              1980

Thomas J. Gilloway  60        Executive Vice President,
                              Secretary,                             1984
                              Treasurer and Director

Leonard I. Malis    78        Director                               1989
Bruce A. Murray     61        Director                               1992
Bernard H. Shuman   73        Vice President and Director            1994
Robert  H. Dick     54        Director                               1997

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

     Leonard I. Malis, M.D., a consultant to the Company since its inception in March 1980, has been a director since June 30, 1989. Dr. Malis was Professor and Chairman of the Department of Neurosurgery at Mount Sinai School of Medicine, New York, New York, from 1971 until 1993, and is currently Professor and Chairman Emeritus at Mount Sinai School of Medicine. Dr. Malis designed and built the first commercial bipolar coagulator in 1955, and his original units were the standard in neurosurgery for many years. Dr. Malis has been issued five United States patents and has designed and trademarked over one hundred instruments. He has published over one hundred articles in medical journals and reviews and is the author of ten chapters in textbooks on neurosurgery.

     Bruce A. Murray has been a director of the Company since
October 14, 1992.  He is a Managing Member of The Change
Management Group, LLC, a management consulting company; and a Principal of Adair & Murray Associates, Inc., a management consulting company. From 1991 to May 1993, he was a senior consultant with the management consulting firm of Rath and Strong. From 1984 to August
1991, Mr. Murray held positions within the Pfizer Hospital Products Group, as Director of Engineering-Surgical Products, Corporate Vice President - Research and Development, and Senior Vice President and Business Manager - Surgical Products. He has also held senior management positions with Valleylab, Inc., Picker Corporation
Electronics Division, Ball Brothers Research Corporation and IIT
Research Institute. Mr. Murray received both his B.S. in Engineering and his M.B.A. from the Illinois Institute of Technology, and is an adjunct instructor in business strategies at the University of Colorado.

     Bernard H. Shuman has been a director and Vice President of the
Company since September 1, 1994.   Mr. Shuman is currently Vice
President-Technology. Prior to September 1, 1994, Mr. Shuman served as President and director of Diversified Electronic Corporation
("Diversified"), a specialty electronics manufacturer which merged into the Company on August 31, 1994.

     Robert H. Dick has been a director of the Company since 1997.
He is a partner in Boles & Company, an investment banking firm. Prior to becoming a partner in Boles & Company in April 1996, he was
President, CEO and CFO of two Boles & Company clients: BioMagnetic Therapy Systems, Inc. (from September 1995 to April 1996) and Pharmx,
Inc. (from May 1994 to May 1995).   From April 1987 to May 1994, Mr.
Dick served as Vice President-International for Codman & Shurtleff, Inc., a Johnson & Johnson subsidiary, where he was responsible for new business development and sales and marketing in non-U.S. markets. Mr. Dick has also held other business development and sales and marketing positions with Codman & Shurtleff, Inc., and product management positions with USCI Surgical Products, a division of C.R. Bard.

     Jerry L. Malis and Dr. Leonard I. Malis are brothers.  The
Company's executive officers are elected annually by the Company's directors and shall continue to serve until their successors are elected and qualified.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     For the 1997 fiscal year, Robert H. Dick failed to file one report with the Securities and Exchange Commission involving one transaction and Leonard I. Malis failed to file one report with the Securities and Exchange Commission involving two transactions regarding the Common Stock of the Company.


Item 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by the Company to its executive officers for the three fiscal years ended September 30, 1997.


                 SUMMARY COMPENSATION TABLE
                                                               Number of Shares
                                                               of Common Stock
Name and                                                       Underling
Principal Position         Fiscal Year          Salary (1)     Options Granted
------------------------------------------------------------------------------

Jerry L. Malis,              1997                $179,951             ---
     President               1996                 163,592             ---
                             1995                 163,592           50,000

Thomas J. Gilloway,          1997                $153,598             ---
  Executive Vice President   1996                 139,634             ---
                             1995                 139,634           50,000

Bernard H. Shuman            1997                $105,000             ---
Vice President - Technology  1996                 105,000           25,000

-------------
(1) Non-cash compensation did not exceed the lesser of $50,000 or 10% of the cash compensation for the named individual.

     Effective July 1, 1994, the Company entered into employment agreements with Jerry L. Malis, President, and Thomas J. Gilloway, Executive Vice President for a term of 63 months. The agreements provide for annual base salaries to Mr. Malis and Mr. Gilloway of $148,720 and $126,940, respectively, in 1994, with annual base salary increases of 10% commencing on October 1, 1994. For the year ended September 30, 1996, Messrs. Malis and Gilloway waived their right to the 10% increase of base salary for that year. The base salaries for the years ended September 30, 1996 and 1995 were $163,592 for Jerry L.
Malis and $139,634 for Thomas J. Gilloway. The base salaries for Jerry
L. Malis and Thomas J. Gilloway for the year ended September 30, 1997 were $179,951 and $153, 598, respectively. The agreements also provide that Messrs. Malis and Gilloway may each receive such other cash and stock bonuses as may be determined from time to time by the Board of Directors. The employment agreements may be terminated for cause. In addition, the agreements provide that in the event of a change of control (as defined in the Securities Exchange Act of 1934) of the Company, the employee may terminate his employment for "good reason" and shall be entitled to receive a payment equal to the lesser of (i) 2.99 times the employee's average annual compensation (including bonuses, if any) during the three years preceding the date of termination; or (ii) the compensation payable for the remaining term of the agreement. The term "good reason" includes the assignment to the employee of duties inconsistent with the employee's then position, a relocation of the Company's office more than 30 miles from the Company's present offices, a failure of the Company to continue in effect any benefit or compensation plan, depriving the employee of any fringe benefit, or the failure of any successor entity to assume the employment agreement.

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


               401(k) PLAN AND PROFIT SHARING PLAN

     Effective January 1, 1990, the Company adopted a 401(k) Plan and Profit Sharing Plan that covers full-time employees who have attained age 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan on a pre-tax basis not to exceed $9,500 per year (adjusted for cost of living increases). Amounts contributed to the 401(k) Plan are non-forfeitable.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of January 16, 1998, certain information with respect to the beneficial ownership of Common Stock, by each person known to the Company to own beneficially 5% or more of the outstanding Common Stock, by each director and nominee, and by all officers and directors as a group.

                                        Amount of
Name and Address of                     Beneficial               Percentage
Beneficial Owners (1)                   Ownership                Owned
---------------------                   ----------               ----------
Jerry L. Malis (2)(3)                   1,282,276                  15.3%
Thomas J. Gilloway(2)(3)                1,001,375                  12.0%
Dr. Leonard I. Malis(2)                   892,242                  10.7%
Bernard H. Shuman(2)(4)                   126,467                   1.5%
Bruce A. Murray(2)(5)                      11,500                    *
Robert H. Dick(2)(6)                        2,000                    *
All officers and directors
as a group (6 persons)                  3,305,860                  38.6%

---------------
* less than 1%

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) The mailing address of Messrs. Malis, Gilloway, Shuman, Murray and Dick and Dr. Malis, directors of the Company, is 136 Green Tree Road, P.O. Box 1179, Oaks, Pennsylvania 19456-1179.

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

(4) Includes 25,000 shares of Common Stock which may be purchase by Mr. Shuman through the exercise of stock options issued pursuant to the Company's Non-Qualified Stock Option Plan at a per share exercise price of $2.31. The record owner of 101,467 shares of Common Stock is The Bernard H. Shuman Living Trust, a trust in which Mr. Shuman is designated as the sole trustee and for which he possesses the power to vote the shares.

(5) Includes 5,000 shares of Common Stock which may be purchased by Mr. Murray through the exercise of stock options issued pursuant to the Commpany's Non-Qualified Stock Option Plan at a per share exercise price of $3.625; 1,000 shares of Common Stock which may be purchased at a per share exercise price of $4.25; 1,000 shares of Common Stock which may be purchased at a per share exercise price of $2.50 ; 2,500 shares of Common Stock which may be purchased at a per share exercise price of $2.31; and 2,000 shares of Common Stock which may be purchased at a per share exercise price of $3.375.

(6) Includes 2,000 shares of Common Stock which may be purchased by Mr. Dick through the exercise of stock options issued pursuant to the Company's Non-Qualified Stock Option Plan at a per share exercise price of $3.375.

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

     The Company has entered into a five year lease commencing on July 1, 1995 for approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,362 with GMM Associates, a Pennsylvania general partnership, whose partners are Jerry L. Malis, Thomas J. Gilloway and Leonard I. Malis, principal shareholders, directors and/or officers of the Company. The related expense for this lease for the year ended September 30, 1997 was $52,937. The
Company believes the rental payments reflect fair rental value for the space.

     For fiscal 1997, the Company paid legal fees in the amount of $75,216 to a law firm in which a son-in-law of Jerry L. Malis is a partner.

                             SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of January, 1998.


                         VALLEY FORGE SCIENTIFIC CORP.



                         By:  /s/ Jerry L. Malis
                              Jerry L. Malis, President