Form 10-Q
period 1997-12-31
VALLEY FORGE SCIENTIFIC CORP
filed 1998-02-17
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1997

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to  ________________

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

                    Yes   X        No _____

At February 12, 1997 there were 8,229,384 shares outstanding of the Registrant's no par value Common Stock.






                   VALLEY FORGE SCIENTIFIC CORP.

                        INDEX TO FORM 10-Q

                        December 31, 1997




Part I - Financial Information

 Item 1.  Financial Statements:

          Balance Sheets - December 31, 1997 and September 30, 1997.       1
          Statements of Operations for the three months
           ended December 31, 1997 and December 31, 1996.                  2

          Statements of Cash Flows for the three months
           ended December 31, 1997 and December 31, 1996.                  3

          Notes to Financial Statements.                                   4

 Item 2. Management's Discussion and Analysis of Financial Condition       5
         and Results of Operations.

Part II - Other Information                                            7






<PAGE 1>


          VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          Balance Sheets
                                                    December 31,   September 30,
                                                       1997             1997
                                                   -----------   ------------
                                                   (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and cash equivalents                         $  755,350       $  632,904
   Accounts receivable                                  711,742          856,900
   Inventory                                          1,399,655        1,410,527
   Prepaid items and other current assets               119,769           91,393
   Recoverable income taxes                              15,592            8,352
   Current portion of deferred income tax benefit       154,924          139,180
      Total Current Assets                            3,157,032        3,139,256
                                                     ----------       ----------
Property, Plant and Equipment, net                      260,911          267,612
Intangible Assets, net                                  820,174          842,730
Other Assets                                              4,472            4,472
                                                     ----------       ----------
      Total Assets                                   $4,242,589       $4,254,070
                                                     ==========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses             $  245,627       $ 187,817
   Income taxes payable                                    -                -
                                                     ----------       ----------
      Total Current Liabilities                         245,627         187,817

Deferred Income Taxes Payable                             2,773          11,093
                                                     ----------       ----------
      Total Liabilities                                 248,400         198,910
                                                     ----------       ----------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock                                         -                -
   Common stock (no par, 10,000,000 shares
    authorized, 8,229,384 shares issued and
    outstanding at December 31, 1997 and
    September 30, 1997)                               4,051,698        4,051,698
   Retained earnings (deficit)                          (57,509)           3,462
                                                     ----------       ----------
      Total Stockholders' Equity                      3,994,189        4,055,160
                                                     ----------       ----------
      Total Liabilities and Stockholders' Equity     $4,242,589       $4,254,070
                                                     ==========       ==========

<PAGE 2>

          VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     Statements of Operations
             For the Three Months Ended December 31,
                           (Unaudited)

                                                         1997           1996
                                                         ----           ----
Net Sales                                            $  836,447       $  470,686
Cost of Sales                                           444,633          310,131
                                                     ----------       ----------
Gross Profit                                            391,814          160,555
                                                     ----------       ----------
Other Costs:
  Selling, general and administrative                   381,995         376,083
  Research and development                               86,940          85,500
  Amortization                                           22,555          22,569
                                                     ----------       ----------
      Total Other Costs                                 491,490         484,152
                                                     ----------       ----------
Income (loss) from Operations                           (99,676)       (323,597)

Other Income:
  Interest income                                         7,402              688
                                                     ----------       ----------
Income (loss) Before Income Taxes                       (92,274)        (322,909)

Provision for (Benefit of) Income Taxes                 (31,303)        (127,347)
                                                     ----------       ----------
Net Income (Loss)                                    $  (60,971)      $ (195,562)
                                                     ==========       ==========

Earnings (Loss) per Share:
   Earnings (loss) per common share
                                                     $     (.01)      $     (.02)
                                                     ==========        =========
   Common shares outstanding                          8,229,384        8,277,054


<PAGE 3>

          VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     Statements of Cash Flows
             For the Three Months Ended December 31,
                          (Unaudited)

                                                        1997             1996
                                                        ----             ----
Cash Flows from Operating Activities:
  Net income (loss)                                  $  (60,971)      $ (195,562)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                        34,091           35,962

    Changes in assets and liabilities, net of
     effect from:
      (Increase) decrease in accounts receivable        145,158          376,281
      (Increase) decrease in inventory                   10,872          (22,479)
      (Increase) decrease in recoverable
        income taxes                                     (7,240)         (84,211)
      (Increase) decrease in deferred income
        tax benefit                                     (15,744)         (44,434)
      (Increase) decrease in other assets                  -                (500)
      (Increase) decrease in prepaid items and
        other current assets                            (28,376)         (14,659)
      Increase (decrease) in accounts payable and
       accrued expenses                                  57,810          105,587
      Increase (decrease) in deferred income taxes       (8,320)            -

                                                      ----------       ----------
        Net cash provided by operating activities       127,280          155,985
                                                      ----------       ----------
    Cash Flows from Investing Activities:
      Purchase of property, plant and equipment          (4,834)         (3,550)
                                                      ----------       ----------
        Net cash used in investing activities            (4,834)          (3,550)
                                                     ----------       ----------
    Net Increase in Cash and Cash Equivalents           122,446          152,435

    Cash and Cash Equivalents, beginning of period      632,904          162,761
                                                     ----------       ----------
    Cash and Cash Equivalents, end of period         $  755,350       $  315,196
                                                     ==========       ==========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Income taxes                                       $     -          $    1,300
                                                     ==========       ==========

<PAGE 4>

         VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                  Notes to Financial Statements
                        December 31, 1996



1. Valley Forge Scientific Corp. ("VFSC") is engaged in the business of developing, manufacturing and selling medical devices and products.
     On August 18, 1994, VFSC formed a wholly-owned subsidiary, Diversified Electronics Company, Inc. ("DEC"), a Pennsylvania corporation, in order to continue the operations of Diversified Electronic Corporation, a company which was merged with and into VFSC on August 31, 1994. In January 1993, VFSC formed a wholly-owned subsidiary, Valley Consumer Products, Inc. ("VCP") to market specific product lines. During 1996, VCP commenced initial operations and began marketing the CPR mask system developed by VFSC. Collectively, VFSC, DEC and VCP are referred to herein as the "Company". The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. The September 30, 1997 balance sheet date was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1997 and the statements of operations for the three months ended December
     31, 1997 and 1996 and the statements of cash flows for the three months ended December 31, 1997 and 1996.

     The statements of operations for the three months ended December 31, 1997 and 1996 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

3. Earnings (loss) per share are based on the weighted average number of common shares outstanding. Earnings (loss) per share - assuming dilution are based on the weighted average number of common shares outstanding including common stock equivalents if dilutive.

<PAGE 5>

                       VALLEY FORGE SCIENTIFIC CORP.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     Results of Operations for the Three Months Ended December 31, 1997 Compared to the Three Months Ended December 31, 1996.

     Sales of $836,447 for the three months ended December 31, 1997 were 78% greater than sales in the corresponding period in 1996. The sales increase reflected increased sales to Johnson & Johnson Professional, Inc. ("J&J") due to higher demand for the Company's bipolar generators. Sales to J&J during the last quarter of the calendar year are traditionally at lower levels than during the other calendar quarters.

     During the December 31, 1997 quarter, the Company made initial shipments of sample units of generators and certain disposable instruments to BEI Medical Systems Company , Inc. for use in the gynecological surgical market. In the second quarter of fiscal 1998, the Company plans to commence shipments of disposable instruments for use in the fields of neurosurgery, gynecology and plastic and reconstructive surgery.

     The gross profit of $391,814 for the three months ended December
31, 1997 was 47% of sales, as compared to gross profit of $160,555 for the three months ended December 31, 1996, which was 34% of sales. The increase in gross profit reflects the higher sales volume of generators by the Company.

     Selling, general and administrative expenses for the three months ended December 31, 1997 remained relatively constant at $381,995 as compared to $376,083 for the three months ended December 31, 1996. The Company continued its commitment to research and development with expenditures of $86,940 for the three months ended December 31, 1997. The research and development includes costs for the further development and refinement of generators and instrumentation for use in the gynecology,laparoscopic and arthroscopic surgery markets.

     The Company incurred a loss from operations of $99, 676 for the three months ended December 31, 1997 as compared to a loss from operations of $323,597 for the three months ended December 31, 1996. The Company's benefit of income taxes was $31,303 for the three months ended December 31 1997, as compared to $127,347 for the three months ended December 31, 1996. As a result of the foregoing, net loss was $60,971 for the three months ended December 31, 1997, as compared to net loss of $195,562 for the three months ended December 31, 1996. Loss per common share was $(.01) for the three months ended December 31, 1997 and $(.02) for the three months ended December 31, 1996.

<PAGE 6>

LIQUIDITY AND CAPITAL RESOURCES

     The primary measures of the Company's liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as its borrowing ability. During the three months ended December
31, 1997, the Company's working capital decreased by $40,034 to $2,911,405.

     The Company provided $127,280 from operating activities for the first three months of fiscal 1997 principally from a decrease in accounts receivable of $145,158 and an increase in accounts payable and accrued expenses of $57,810, less the Company's net loss (as adjusted for depreciation and amortization) of $26,880 and an increase in prepaid items and other current assets of $28,376.

     Investing activities for the first three months of fiscal 1998 used a total of $4,834 for the purchase of property and equipment. As a result of the foregoing, cash increased by $122,446 in the first three months of fiscal 1998, resulting in a balance of $755,350 in the Company's cash and cash equivalents at December 31, 1997.

     The Company has no long-term debt. The Company believes it has available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, the Company believes it could borrow adequate funds at competitive rates and terms.


<PAGE 7>

                  VALLEY FORGE SCIENTIFIC CORP.



PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holding

     None.

Item 6.    Exhibits and Reports on Form 8-K


     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1997.



<PAGE 8>

                  VALLEY FORGE SCIENTIFIC CORP.

                            SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   VALLEY FORGE SCIENTIFIC CORP.


Date:     February 12, 1998             By:   /s/ Jerry L. Malis
                                              -----------------------
                                              Jerry L. Malis, President
                                             (principal financial officer)