Form 10-Q
period 1998-03-31
VALLEY FORGE SCIENTIFIC CORP
filed 1998-05-14
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549

                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


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

                         Yes   X        No _____

At May 11, 1998 there were 8,229,384 shares outstanding of the Registrant's no par value Common Stock.










        VALLEY FORGE SCIENTIFIC CORP.

              INDEX TO FORM 10-Q

                March 31, 1998



                                                                   Page
                                                                  Number

Part I - Financial Information

 Item 1.  Financial Statements:

     Balance Sheets - March 31, 1998 and September 30, 1997.          1

     Statements of Operations for the three and six months
      ended March 31, 1998 and March 31, 1997.                        2


     Statements of Cash Flows for the six months
      ended March 31, 1998 and March 31, 1997.                        3


     Notes to Financial Statements.                                   4


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.              5


Part II - Other Information                                           7
<PAGE 1>

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                                  Balance Sheets

                                                  March 31,          September 30,
                                                     1998                1997
                                                  (Unaudited)          (Audited)
ASSETS
Current Assets:
   Cash and cash equivalents                         $  683,384      $  632,904
   Accounts receivable - trade (net)                    844,063         856,900
   Inventory                                          1,379,390       1,410,527
   Prepaid items and other current assets                99,241          91,393
   Recoverable income taxes                              31,293           8,352
   Current portion of deferred income tax benefit       155,087         139,180
                                                      ---------       ---------
      Total Current Assets                            2,993,077       2,987,502

Property, Plant and Equipment, net of
 Accumulated Depreciation                               250,071         267,612
Intangible Assets, net of Accumulated Amortization      797,618         842,730
Other Assets                                              4,472           4,472
                                                      ---------       ---------
      Total Assets                                   $4,244,619      $4,254,070
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses             $  278,813      $187,817
                                                      ---------       ---------
      Total Current Liabilities                         278,813         187,817
                                                      ---------       ---------
Deferred Income Taxes Payable                             5,546          11,093
                                                      ---------       ---------
      Total Liabilities                                 284,359         198,910
                                                      ---------       ---------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock                                         -               -
   Common stock (no par, 10,000,000 shares
    authorized, 8,229,384 shares issued and
    outstanding at March 31, 1998 and
    September 30, 1997)                               4,051,698       4,051,698
   Retained earnings (deficit)                          (91,438)          3,462
                                                      ---------       ---------
      Total Stockholders' Equity                      3,960,260       4,055,160
                                                      ---------       ---------
      Total Liabilities and Stockholders' Equity     $4,244,619      $4,254,070
                                                      =========      =========

<PAGE 2>

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                             Statements of Operations
                                   (Unaudited)
                                Three Months Ended          Six Months Ended
                                March 31,                   March 31,

                              ----------------------     ----------------------
                                 1998         1997          1998         1997
                                 ----         ----          ----         ----
Net Sales                    $  848,083   $1,204,683    $1,684,530   $1,675,369
Cost of Sales                   449,113      579,034       893,746      889,165
                              ---------    ---------     ---------    ---------
Gross Profit                    398,970      625,649       790,784      786,204
                              ---------    ---------     ---------    ---------

Other Costs:
  Selling, general and
   administrative               359,622      415,675       741,820      791,758
  Research and development       69,893       74,604       156,833      160,104
  Amortization                   22,556       22,556        45,111       45,125
                              ---------    ---------     ---------    ---------
      Total Other Costs         452,071      512,835       943,564      996,987
                              ---------    ---------     ---------    ---------

Income (Loss) from Operations   (53,101)     112,814      (152,780)   (210,783)

Other Income:
  Interest income                 6,081          922        13,483       1,610
                              ---------    ---------     ---------    ---------

Income (Loss) before
 Income Taxes                   (47,020)     113,736      (139,297)   (209,173)

Provision for (Benefit of)
 Income Taxes                   (13,091)      48,749       (44,397)    (78,598)
                              ---------    ---------     ---------    ---------

Net Income (Loss)            $  (33,929)  $   64,987    $  (94,900)  $(130,575)
                              =========    =========     =========   =========

Earnings (Loss) Per Share:
  Earnings (loss) per
   common share              $     (.00)  $      .01    $     (.01)  $     (.02)
                              =========    =========     =========    =========
  Earnings (loss) per
   common share - assuming
   dilution                  $     (.00)  $      .01    $     (.01)  $     (.02)
                              =========    =========     =========    =========

  Common shares outstanding   8,229,384    8,229,384     8,229,384    8,229,384

  Common shares outstanding -
    assuming dilution         8,229,384    8,307,284     8,229,384    8,229,384

<PAGE 3>

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                              Statements of Cash Flows
                        For the Six Months Ended March 31,

                                                         1998           1997

Cash Flows from Operating Activities:
  Net loss                                            $ (94,900)      $(130,575)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                        68,506          71,993

    Changes in assets and liabilities, net of
     effect from:
      Decrease (increase) in accounts receivable         12,837         (30,789)
      Decrease in inventory                              31,137          73,773
      Increase in recoverable income taxes              (22,941)        (18,284)
      Increase in deferred income tax benefit           (15,907)        (45,854)
      Increase in prepaid items and other
       current assets                                    (7,848)         (6,796)
      Increase in accounts payable and accrued
        expenses                                         90,996          73,237
      Decrease in deferred income taxes payable          (5,547)           -

                                                      ---------       ---------

     Net cash provided by (used in) operating
      activities                                         56,333         (13,295)
                                                      ---------       ---------

Cash Flows from Investing Activities:
  Purchase of property, plant and equipment              (5,853)         (8,580)
                                                      ---------       ---------

     Net cash used in investing activities               (5,853)         (8,580)
                                                      ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents     50,480        (21,875)

Cash and Cash Equivalents, beginning of period          632,904        162,761
                                                      ---------       ---------

Cash and Cash Equivalents, end of period             $  683,384      $ 140,886
                                                      =========      =========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Income taxes                                       $     -         $     -
                                                      =========      =========
  Interest                                           $     -         $     -
                                                      =========      =========

<PAGE 4>

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                        Notes to Financial Statements
                           March 31, 1998 and 1997



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

2. The September 30, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and the statements of operations for the three and six months ended March 31, 1998 and 1997 and the statements of cash flows for the six months ended March 31, 1998 and 1997.

     The statements of operations for the three and six months ended March 31, 1998 and 1997 are not necessarily indicative of results for the full year.

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





<PAGE 5>

                 VALLEY FORGE SCIENTIFIC CORP.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Results of Operations for the Three and Six Months Ended March 31, 1998 Compared to the Three and Six Months Ended March 31, 1997.

     Second quarter sales of $848,083 were down 30% compared to sales of $1,204,683 for the 1997 quarter. Six month sales of $1,684,530 were up slightly compared to sales of $1,675,369 for the same period in 1997. Sales were impacted by lower sales volume.

     In the second quarter of fiscal 1998, the Company commenced shipments of disposable instruments for use in the fields of gynecology and plastic and reconstructive surgery pursuant to existing distribution agreements. These initial sales, however, did have not a significant impact on the sales for the second quarter of fiscal 1998.

     Gross profit totaled $398,970 and $790,784 for the quarter and six months ended March 31, 1998 compared to gross profit of $625,649 and $786,204 for the corresponding periods in 1997. The Company's gross profit percentage was 47% for the quarter and six months ended March 31, 1998 as compared to 52% and 47% for the corresponding periods in 1997. Variations were principally due to product mix.

     Selling, general and administrative expenses for the quarter and six months ended March 31, 1998 decreased by 13% and 6%, respectively, from the corresponding periods in 1997.

     The Company continued its commitment to research and development in the second quarter. For the quarter and six months ended March 31, 1998, research and development expenses were $69,893 and $156,833, respectively, representing a slight decrease from the research and development expenditures of $74,604 and $160,104 for the comparable periods in 1997. The research and development expenses reflect the Company's efforts in developing additional disposable instrumentation and accessory products for its bipolar generators as well as refining bipolar generators for laparoscopic and arthroscopic surgery markets.

     As a result of the foregoing, the Company had a loss from operations of $53,101 and $152,780, respectively, for the quarter and six months ended March 31, 1998, as compared to income from operations of $112,814 for the quarter ended March 31, 1997 and a loss of $210,783 for the six months ended March 31, 1997. The Company had a benefit of income taxes of $13,091 and $44,397, respectively, for the quarter and six months ended March 31, 1998, compared to a provision for income taxes of $48,749 for the quarter ended March 31, 1997 and a benefit of income taxes of $78,598 for the six months ended March 31, 1997.

<PAGE 6>

     Net loss totaled $33,929, or $(.00) per share, for the quarter and $94,900, or $(.01) per share, for the six months ended March 31, 1998 compared to net income of $64,987, or $.01 per share, for the quarter ended March 31, 1997 and a net loss of $130,575, or $(.02) per share, for the six months ended March 31, 1997.

Liquidity and Capital Resources

     The primary measures of the Company's liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as its borrowing ability. During the six months ended March 31, 1998, the Company's working capital decreased by $85,421 to $2,714,264.

     The Company provided $56,333 from operating activities for the first six months of fiscal 1998 principally due to an increase in accounts payable and accrued expenses of $90,996, and decreases in inventory and accounts receivable of $31,137 and $12,837, respectively. This was offset by the Company's net loss for the six months. Investing activities for the first six months of fiscal 1998 used a total of $5,853 for the purchase of equipment.

     For the first six months of 1998 cash increased by $50,480, resulting in a balance of $683,384 in the Company's cash and cash equivalents at March
31, 1998. The Company's retained deficit increased to $91,438 at March 31, 1998 from retained earnings of $3,462 at September 30, 1997.

     The Company has no long-term debt. The Company believes it has available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, the Company believes it could borrow adequate funds at competitive rates and terms.

          Forward Looking Statements

     Statements in this Quarterly Report on Form 10-Q which express that the Company "believes", "anticipates", or "plans to...", as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
Actual events may differ materially as a result of risks and uncertainties, including in particular, those described in Item 5 of Part II.

<PAGE 7>

                 VALLEY FORGE SCIENTIFIC CORP.


PART II. OTHER INFORMATION

Item 5         Other Information

          Competition and Risk of Obsolescence from Technological Advances

          The markets in which the Company's products compete are characterized by continuing technical innovation and competition. Some surgical procedures which utilize the Company's products could potentially be replaced or reduced in importance by alternative medical procedures or new drugs which may adversely affect the Company's business.

          Government Regulation

          The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. Although the Company has not experienced any substantial regulatory delays to date, there is no assurance that delays will not occur in the future, which could have a significant adverse effect on the Company's ability to introduce new products on a timely basis. Regulatory agencies periodically inspect the Company's manufacturing facilities to ascertain compliance with "good manufacturing practices" and can subject approved products to additional testing and surveillance programs. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal penalties. While the Company believes they are currently in compliance, if the Company fails to comply with regulatory requirements, it could have an adverse effect on the Company's results of operations and financial condition.

          Uncertainties within the Health Care Markets

          Political, economic and regulatory influences are subjecting the health care industry in the United States to rapid, continuing and fundamental change. Although Congress has not passed comprehensive health care reform legislation to date, it is believed that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Responding to increased costs and to pressure from the government and from insurance companies to reduce patient charges, health care providers have demanded, and in many cases received, reduced prices on medical devices. These customers are expected to continue to demand lower prices in the future. The Company cannot predict what impact the adoption of any federal or state health care reform measures, private sector reform or market forces may have on its business. However, pricing pressure is expected to continue to adversely affect profit margins.

          Product Liability Risk

          The Company's products involve a risk of product liability. Although the Company maintains product liability insurance at coverage levels which it believes are adequate, there is no assurance that, if the Company were to incur substantial liability for product liability claims, insurance would provide adequate coverage against such liability.

<PAGE 8>
          Product Acceptance and New Products

          The Company's growth depends in part on the acceptance of its products in the marketplace, the market penetration achieved by the companies which the Company has contracted to distribute its products, and its ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that the Company will be able to continue to introduce new and innovative products or that the products the Company introduces, or has introduced, will be widely accepted by the marketplace, or that companies which the Company has contracted to distribute its products will achieve market penetration in the marketplace. The failure of the Company to continue to introduce new products or gain wide spread acceptance of its products could adversely affect the Company's operations.



Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1998.

<PAGE 9>

                 VALLEY FORGE SCIENTIFIC CORP.

                        SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    VALLEY FORGE SCIENTIFIC CORP.


Date:     May 13, 1998           By:   /s/ Jerry L. Malis
                                       -------------------
                                       Jerry L.Malis, President
                                      (principal financial officer)



Date:     May 13, 1998            By:  /s/ Thomas J. Gilloway
                                       ----------------------
                                       Thomas J. Gilloway
                                       Executive Vice President