Form 10-Q
period 1998-06-30
VALLEY FORGE SCIENTIFIC CORP
filed 1998-08-14
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549

                  FORM 10-Q

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

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

                         Yes   X        No _____

At August 10, 1998 there were 8,229,384 shares outstanding of the Registrant's no par value Common Stock.










        VALLEY FORGE SCIENTIFIC CORP.

              INDEX TO FORM 10-Q

                June 30, 1998




                                                                       Page
                                                                      Number

Part I - Financial Information

     Item 1.  Financial Statements:

     Balance Sheets - June 30, 1998 and September 30, 1997.              1

     Statements of Operations for the three and nine months
      ended June 30, 1998 and June 30, 1997.                             2


     Statements of Cash Flows for the nine months
      ended June 30, 1998 and June 30, 1997.                             3


     Notes to Financial Statements.                                      4


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                       5

Part II - Other Information                                              7

<PAGE 1>

               VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                            Balance Sheets

                                              June 30,            September 30,
                                                1998                 1997
                                             -----------           -----------
                                             (Unaudited)            (Audited)
ASSETS
Current Assets:
   Cash and cash equivalents                 $   562,757         $   632,904
   Accounts receivable - trade (net)           1,049,562             856,900
   Inventory                                   1,302,243           1,410,527
   Prepaid items and other current assets         74,166              91,393
   Recoverable income taxes                       24,061               8,352
   Current portion of deferred income
      tax benefit                                161,877             139,180
                                               ---------           ---------
      Total Current Assets                     3,174,666           3,139,256

Property, Plant and Equipment, net of
 Accumulated Depreciation                        239,822             267,612
Intangible Assets, net of
    Accumulated Amortization                     775,063             842,730
Other Assets                                       4,472               4,472
                                              ----------           ---------

      Total Assets                            $4,194,023          $4,254,070
                                              ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses     $   220,833        $   187,817
                                              ----------         ----------
      Total Current Liabilities                  220,833            187,817
                                              ----------         ----------

Deferred Income Taxes Payable                      8,319             11,093
                                              ----------         ----------
      Total Liabilities                          229,152            198,910
                                              ----------         ----------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock                                 -                   -
   Common stock (no par, 10,000,000 shares
    authorized, 8,229,384 shares issued and
    outstanding at June 30, 1998 and
    September 30, 1997)                        4,051,698          4,051,698
   Retained earnings (deficit)                   (86,827)             3,462
                                               ---------          ---------
      Total Stockholders' Equity               3,964,871          4,055,160
                                               ---------          ---------
      Total Liabilities and
          Stockholders' Equity                $4,194,023         $4,254,070
                                               =========          =========


<PAGE 2>

            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                      Statements of Operations
                             (Unaudited)


                                      Three Months Ended                  Nine Months Ended
                                           June 30,                           June 30,
                                    ------------------------          ----------------------
                                    1998                1997          1998              1997
                                    ----                ----          ----              ----

Net Sales                        $1,122,371         $1,163,516      $2,806,901       $2,838,885
Cost of Sales                       602,954            558,289       1,496,700        1,447,454
                                  ---------          ---------       ---------        ---------
Gross Profit                        519,417            605,227       1,310,201        1,391,431
                                  ---------          ---------       ---------        ---------
Other Costs:
  Selling, general and
      administrative                423,001            412,727       1,164,618        1,204,485
  Research and development           72,471             66,023         229,304          226,127
  Amortization                       22,555             22,555          67,666           67,680
                                  ---------          ---------       ---------        ---------
      Total Other Costs             518,027            501,305       1,461,588        1,498,292
                                  ---------          ---------       ---------        ---------
Income (Loss) from Operations         1,390            103,922        (151,387)        (106,861)

Other Income:
  Interest income                     6,436              1,827          19,919            3,437
                                  ---------          ---------       ---------        ---------
Income (Loss) before
     Income Taxes                     7,826            105,749        (131,468)       (103,424)

Provision for (Benefit of)
     Income Taxes                     3,218             45,687         (41,179)        (32,911)
                                  ---------          ---------        --------        ---------
Net Income (Loss)              $      4,608         $   60,062      $  (90,289)     $  (70,513)
                                  =========          =========        ========         ========

Earnings (Loss) Per Share:
  Earnings (loss) per
       common share            $        .00         $     .01       $    (.01)      $     (.01)
                                  =========          =========        =========        ========
  Earnings (loss) per common
    share - assuming dilution  $        .00         $     .01       $    (.01)      $     (.01)
                                  =========          =========        =========        ========
  Common shares outstanding       8,229,384         8,229,384        8,229,384        8,229,384

  Common shares outstanding -
    assuming dilution             8,229,384         8,229,384        8,229,384        8,229,384



<PAGE 3>




            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                         Statements of Cash Flows
                   For the Nine Months Ended June 30,


                                                        1998                     1997
                                                        ----                     ----
Cash Flows from Operating Activities:
  Net loss                                           $ (90,289)               $ (70,513)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                      101,310                  106,009

    Changes in assets and liabilities, net of
     effect from:
      Decrease (increase) in accounts receivable      (192,662)                 126,579
      Decrease in inventory                            108,284                  117,796
      Decrease (increase) in recoverable income taxes  (15,709)                  12,889
      Increase in deferred income tax benefit          (22,697)                 (31,338)
      Decrease in prepaid items and other
        current assets                                  17,227                    8,037
      Increase (decrease) in accounts payable and
        accrued expenses                                33,016                  (27,165)
      Decrease in deferred income taxes payable         (2,774)                     -
                                                       -------                  --------
        Net cash provided by (used in) operating
         activities                                    (64,294)                  242,294
                                                       -------                  --------
Cash Flows from Investing Activities:
  Purchase of property, plant and equipment             (5,853)                   (8,580)
                                                       -------                  --------
        Net cash used in investing activities           (5,853)                   (8,580)
                                                       -------                  --------
Net Increase (Decrease) in Cash and Cash Equivalents   (70,147)                  233,714

Cash and Cash Equivalents, beginning of period         632,904                   162,761
                                                       -------                   -------
Cash and Cash Equivalents, end of period             $ 562,757                 $ 396,475
                                                       =======                   =======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Income taxes                                       $    -                    $    -
                                                       =======                   =======
  Interest                                           $    -                    $    -
                                                       =======                   =======

<PAGE 4>

            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                    Notes to Financial Statements
                       June 30, 1998 and 1997



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

2. The September 30, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and the statements of operations for the three and nine months ended June 30, 1998 and 1997 and the statements of cash flows for the nine months ended June 30, 1998 and 1997.

     The statements of operations for the three and nine months ended June 30, 1998 and 1997 are not necessarily indicative of results for the full year.

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



<PAGE 5>



            VALLEY FORGE SCIENTIFIC CORP.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Results of Operations for the Three and Nine Months Ended
June 30, 1998 Compared to the Three and Nine Months Ended June
30, 1997.

     Third quarter sales of $1,122,371 were down 3% compared to sales of $1,163,516 for the 1997 quarter. Nine month sales of $2,806,901 were down slightly compared to sales of $2,838,885 for the same period in 1997.

     In the third quarter of fiscal 1998, the Company continued its initial shipments of disposable instruments and began shipments of generators for use in the fields of gynecology and plastic and reconstructive surgery pursuant to existing distribution agreements.

     Gross profit totaled $519,417 and $1,310,201 for the quarter and nine months ended June 30, 1998 compared to gross profit of $605,227 and $1,391,431 for the corresponding periods in 1997. The Company's gross profit as a percent of sales was 46% for the quarter and nine months ended June 30, 1998 as compared to 52% and 49%, respectively, for the corresponding periods in 1997. Variations were principally due to product mix.

     Selling, general, and administrative expenses increased slightly for the third quarter of 1998, while they decreased slightly for the first nine months of 1998 as compared to corresponding periods in 1997.

     For the quarter and nine months ended June 30, 1998, research and development expenses were $72,471 and $229,304, respectively, representing a slight increase from the research and development expenditures of $66,023 and $226,127 for the comparable periods in 1997. The research and development expenses reflect the Company's continued efforts in developing additional disposable instrumentation and accessory products for its bipolar generators as well as refining bipolar generators for laparoscopic and arthroscopic surgery markets.

     As a result of the foregoing, the Company had income from operations of $1,390 for the quarter and a loss of $151,387 for the nine months ended June 30, 1998, as compared to income from operations of $103,922 for the quarter ended June 30, 1997 and a loss of $106,861 for the nine months ended June 30, 1997. The Company had a provision for income taxes of $3,218 for the quarter and a benefit of income taxes of $41,179 for the nine months ended June
30, 1998, compared to a provision for income taxes of $45,687 for the quarter ended June 30, 1997 and a benefit of income taxes of $32,911 for the nine months ended June 30, 1997.

<PAGE 6>

     Net income was $4,608, or $.00 per share, for the quarter and the net loss was $90,289, or $(.01) per share, for the nine months ended June 30, 1998 compared to net income of $60,062, or $.01 per share, for the quarter ended June 30, 1997 and a net loss of $70,513, or $(.01) per share, for the nine months ended June 30, 1997.

Liquidity and Capital Resources

     The primary measures of the Company's liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as its borrowing ability. During the nine months ended June 30, 1998, the Company's working capital increased by $2,394 to $2,953,833.

     The Company used $64,294 from operating activities for the first nine months of fiscal 1998 principally due to an increase in accounts receivable of $192,662 and the Company's net loss for the nine months, which was offset by a decrease in inventory of $108,284 and an increase in accounts payable and accrued expenses of $33,016. Investing activities for the first nine months of fiscal 1998 used a total of $5,853 for the purchase of equipment.

     For the first nine months of 1998 cash decreased by $70,147, resulting in a balance of $562,757 in the Company's cash and cash equivalents at June 30, 1998. The Company's retained deficit was $86,827 at June 30, 1998 as compared to retained earnings of $3,462 at September 30, 1997.

     The Company has no long-term debt. The Company believes it has available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, the Company believes it could borrow adequate funds at competitive rates and terms.

                  Year 2000 Compliance

     The Company has conducted an evaluation of its internal management information system and software relating to year 2000 compliance issues. In addition, the Company's Manufacturing and Research and Development staffs have evaluated manufacturing processes and manufactured products and are evaluating secondary compliance issues with vendors related to the year 2000.

     At the present time, the Company has not identified any compliance issues that can not be resolved within the required time frames or will have a material impact on the Company's business or financial results.

                  Forward Looking Statements

     Statements in this Quarterly Report on Form 10-Q which express that the Company "believes", "anticipates", or "plans to," as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of risks and uncertainties, including in particular, those described in Item 5 of Part II.

<PAGE 7>


            VALLEY FORGE SCIENTIFIC CORP.


PART II. OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Security Holding

               (a) The Company's Annual Meeting for Shareholders was held on June 23, 1998.

               (b) The following directors were elected for a one year term until their successors are duly elected and qualified.

                        Jerry L. Malis
                        Thomas J. Gilloway
                        Leonard I. Malis
                        Bruce L. Murray
                        Bernard H. Shuman
                        Robert H. Dick

               (c) The only matter voted upon at the Annual Meeting was the election of directors. The following is a summary of the vote tabulation: Jerry L. Malis, For: 7,598,057 (92.3%), Withheld:126,200, Abstentions: 0; Thomas J. Gilloway,
                    For: 7,598,057 (92.3%), Withheld:126,200, Abstentions: 0;
                    Leonard I. Malis, For: 7,598,057 (92.3%), Withheld:126,200,
                    Abstentions: 0; Bruce A. Murray, For: 7,598,057 (92.3%), Withheld:126,200, Abstentions: 0; Bernard H. Shuman,
                    For: 7,598,057 (92.3%), Withheld:126,200, Abstentions: 0;
                    Robert H. Dick, For: 7,598,057 (92.3%), Withheld 126,200,
                    Abstentions: 0.

Item 5         Other Information

Additional Cautionary Statements

          Competition and Risk of Obsolescence from Technological Advances

          The markets in which the Company's products compete are characterized by continuing technical innovation and increasing competition. Some surgical procedures which utilize the Company's products could potentially be replaced or reduced in importance by alternative medical procedures or new drugs which may adversely affect the Company's business.

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


<PAGE 8>


Regulatory agencies periodically inspect the Company's manufacturing facilities to ascertain compliance with "good manufacturing practices" and can subject approved products to additional testing and surveillance programs. Failure to comply with applicable regulatoryrequirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal penalties. While the Company believes they are currently in compliance, if the Company fails to comply with regulatory requirements, it could have an adverse effect on the Company's results of operations and financial condition.


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

          Product Acceptance and New Products

          The Company's growth depends in part on the acceptance of its products in the marketplace, the market penetration achieved by the companies which the Company has contracted to distribute its products, and its ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that the Company will be able to continue to introduce new and innovative products or that the products the Company introduces, or has introduced, will be widely accepted by the marketplace, or that companies which the Company has contracted to distribute its products will achieve market penetration in the marketplace. The failure of the Company to continue to introduce new products or gain wide spread acceptance of its products would adversely affect the Company's operations.



<PAGE 9>


Item 6.   Exhibits and Reports on Form 8-K



     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1998.



            VALLEY FORGE SCIENTIFIC CORP.

                    SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      VALLEY FORGE SCIENTIFIC CORP.


Date:     August 12, 1998              By: /s/ Jerry L. Malis
                                          --------------------
                                          Jerry L. Malis, President
                                        (principal financial officer)



Date:     August 12, 1998             By: /s/ Thomas J. Gilloway
                                          ----------------------
                                          Thomas J. Gilloway