Form 10-K
period 1998-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 1998-12-24
CIK 836429

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                        FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 1998.
                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                    Yes   X        No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing bid and ask prices as reported by the Nasdaq system on November 18, 1998 as $23,962,360.

At December 21, 1998 there were 8,229,384 shares of the Registrant's Common Stock outstanding.

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

                             PART I

Item 1.   BUSINESS

Nature of Business

     Valley Forge Scientific Corp. and its subsidiaries (collectively referred to as the "Company") is principally engaged in the development and manufacture of medical devices and other health care products. The
Company is a leading manufacturer of bipolar electrosurgical products.
Through its new generation of products, the Company is broadening the market for its products from neurosurgery to other surgical disciplines. The Company sells its products to or through national and international distributors, which include affiliates of major health care corporations. The Company was incorporated in the Commonwealth of Pennsylvania on March 27, 1980.

     The Company's principal products consist of bipolar electrosurgical systems, disposable instrumentation and accessories, and related products and accessories. These bipolar electrosurgical systems are based on patented circuitry and allow a surgeon to coagulate blood vessels and/or cut tissue. Bipolar coagulation and cutting are conducted through the use of a surgical hand-held instrument, which is connected via a bipolar cord to a solid state microprocessor controlled generator.

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

     The Company has developed disposable bipolar instruments which are to be used with the Company's bipolar electrosurgical generators for hospital and office procedures in the fields of neurosurgery, gynecology, dentistry, arthroscopy, general and laparoscopic surgery and plastic surgery. These instruments are available in twelve separate and distinct patterns and allow the practitioner to perform essentially bloodless procedures in each of the foregoing disciplines. The disposable bipolar instruments are connected to the bipolar electrosurgical generator through a single-use bipolar cord or bipolar cord/irrigation tubing set ("C/T Set"), which are sold by the Company.

     To provide irrigation for the bipolar electrosurgical systems, the Company also manufactures and sells the MALIS Irrigation System. The irrigation system provides controlled irrigation for bipolar cutting and coagulation in a wet surgical field. The irrigation system is connected to the bipolar electrosurgical system and bipolar instrument through a single-use
C/T Set, which is sold by the Company.

     The Company also manufactures and sells surgical magnifying loupes, a microsurgical stool and titanium surgical mesh.

     Of the Company's sales of $3,879,977 in fiscal 1998, approximately 93% were made to Johnson & Johnson Professional, Inc. ("J
& J"), formerly known as Codman & Shurtleff, Inc., as compared to 92% and 89% in fiscal 1997 and 1996, respectively. The bipolar electrosurgical systems and the irrigation system accounted for approximately 64% of the Company's sales in fiscal 1998 and approximately 76% and 54% of the sales in fiscal 1997 and 1996, respectively. Sales of C/T Sets and bipolar cord sets accounted for approximately 33% of the Company's sales in fiscal 1998 and approximately 21% and 35% in 1997 and 1996, respectively. Sales of disposable instruments accounted for approximately 2% of the Company's sales in fiscal 1998.

Developments

     In September 1998, the Company agreed to extend the term of its existing distribution agreement with J&J from December 31, 1998 to December 31, 1999 in exchange for J&J agreeing to make minimum purchases of the Company's products for the 1999 calendar year in the amount of $5,000,000. The distribution agreement which was entered into in May 1991, required J&J to make minimum purchases of $1,100,000 for the 1998 calendar year.

     On March 31, 1998, the Company was issued a patent by the United States Patent and Trademark Office for its bipolar cutting loop electrodes, which are used in the Company's disposable bipolar electrosurgical instruments.

     On February 18, 1998, the Company licensed the technology and production molds associated with its CPR Mask System to Medical
Products Manufacturing, L.L.C. in exchange for a license fee of ten percent of gross sales of the CPR Mask System and other products utilizing the technology.

     In the fourth quarter of 1998, the Company received permission from the United States Food and Drug Administration ("FDA") to market its Bi-Dent bipolar generator and disposable instrumentation for dental procedures. Subsequent to the end of the Company's 1998 fiscal year, the Company entered into a Supply and Distribution Agreement with Garfield Refining Company for the sale of the company's Bi-Dent bipolar generator and disposable instrumentation and accessory products in the field of Dentistry.

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

     MALIS* CMC-III -IEC Bipolar Cutting/Coagulation System. This system incorporates the same features as the MALIS* CMC-III, with certain modifications in order to meet the current standards for marketing the unit worldwide. The unit has received IEC-601 certification and bears the international "CE" mark. This unit is marketed by J&J under an existing distribution agreement

     MALIS* Bipolar Synergy System. A 50 watt coagulator for neurosurgical use with updated coagulation technology. This system is marketed by J&J under an existing distribution agreement.

     Bipolar Endoscopic Coagulator. These generators are used as a coagulators in endoscopic procedures, and are the subject of an existing distribution agreement with Boston Scientific Corporation. The products are marketed by the Microvasive division of Boston Scientific Corporation under its "Symmetry Endo-Bipolar Generator" and "MINI-SYMM" trade names.

     Bi-Safe-I Cutter/Coagulator for Office Gynecological Procedures. This generator meets the need for the bipolar modality in the physician's office and offers significant cost and time savings over other available equipment. This generator is being marketed by BEI Medical Systems, Inc. ("BEI") pursuant to an existing supply and distribution agreement.

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

     Bi-Dent Cutter/Coagulator for Dentistry. This generator has been developed for use by the dental practitioner, and it is being marketed by Garfield Refining Company pursuant to a distribution agreement entered into on October 8, 1998.

     Disposable Instrumentation

     Bipolar Electrosurgical Pen. The pen is a hand-held single-use instrument designed to be used with any of the Company's bipolar cutting generators.

     Bipolar Myoma Coagulation Electrodes for Laparoscopic Use. The bipolar myoma coagulation electrodes are single-use instruments to be used in conjunction with the Bi-Safe I and Bi-Safe-II Systems for gynecological procedures, which are being marketed by BEI.

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

<PAGE 6>

     Other Products

     MALIS* Bipolar Cord/Irrigation Tubing Set. A disposable coextruded bipolar forceps cord combined with an irrigation tubing set which simultaneously delivers electrical current and irrigation fluid to a surgical hand-held instrument. A new C/T Set is used for each surgical procedure. The C/T Set, which is marketed by J & J, is used in conjunction with the Company's bipolar electrosurgical systems, the irrigation system, and disposable instrumentation.

     Bipolar Cord Set. A single-use bipolar cord set which provides electrical current, without irrigation, from the Company's bipolar generators to the Company's disposable bipolar instruments.

     Titanium Surgical Mesh. Interwoven titanium used in neurosurgery for the repair of skull and spinal column defects, which is marketed by J&J.

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

     CPR Mask System. This is a single-use disposable cardiopulmonary resuscitation (CPR) mask system. In 1996, the Company was granted a United States patent on the mask system. The mask system is currently manufactured and marketed by Medical Products Manufacturing, L.L.C. pursuant to a License Agreement.

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

        * A registered trademark of Dr. Leonard I. Malis

<PAGE 7>

     VFS 300 High Power Bipolar Cutter/Coagulator. This unit has a technology which enables the physician to cut tissue and/or coagulate blood vessels while the electrodes are totally submerged in electrically conducted fluids, such as saline. The Company has received FDA permission to market this system and intends to market the system for use in arthroscopy and other surgical disciplines.

     MALIS* Bipolar Lesion Generation System. The Company has developed a final pre-production prototype of a bipolar lesion generation system which precisely controls interruption of nervous system pathways in order to alleviate symptoms of diseases such as Parkinsonism and other movement disorders, trigeminal neuralgia, and the pain of intractable cancer.

     MALIS* Disposable Lesion Electrodes. The Company has developed final pre-production prototypes of electrodes in various sizes and tip geometries for use in conjunction with the MALIS* Bipolar Lesion Generation System.

Manufacturing and Supplies

     For over 14 years, prior to August 31, 1994, the manufacturing, assembly and packaging of the Company's electrosurgical products were subcontracted to Diversified Electronic Corporation ("Diversified"), a specialty electronics manufacturer, which provided contract manufacturing and research and development to an established base of customers. On August 31, 1994, the Company vertically integrated the manufacturing, assembly and packaging of its electrosurgical generators by acquiring Diversified. Since August 31, 1994, Diversified Electronics Company, Inc. ("DEC"), a wholly owned subsidiary of the Company, has conducted the operations of Diversified. In 1998, DEC concentrated its manufacturing efforts almost exclusively on the Company's products.

     The Company currently contracts the manufacturing of its bipolar
C/T Set, bipolar cord set, and disposable bipolar instrumentation with third parties. Each product is currently manufactured by a single contract manufacturer. The Company and its contract manufacturers purchase product components from multiple sources.

     The Company's manufacturing process is subject to the regulatory requirements of the Federal Good Manufacturing Practice Regulations as promulgated by the FDA, which mandates detailed quality assurance and record-keeping procuedures and subjects the Company to unscheduled periodic regulatory inspections. The Company conducts quality assurance audits throughout the entire manufacturing process to ensure that all medical products comply with the applicable government regulations.


Marketing and Sales

     The Company does not directly market or sell its principal products to end-users. Instead, the Company sells almost all of its products to or through national or international distributors which include affiliates of major health care corporations.

     In May 1991, the Company entered into a distribution agreement with J & J, under which J & J is granted the exclusive right to sell the Company's bipolar electrosurgical systems, irrigation system, C/T Sets, titanium surgical mesh and other products developed by the Company in the field of neurosurgery through December 31, 1998. Under the terms of the distribution agreement, J & J is required to purchase no less than $1,100,000 in 1994 and subsequent years. In September 1998, the term of this distribution agreement was extended by the Company to December 31, 1999 in exchange for J&J agreeing to make minimum purchases of the Company's products for calendar year 1999 in the amount of $5,000,000.

     For the 1998, 1997 and 1996 fiscal years, the Company had sales to J & J of $3,616,778, $3,659,557 and  $3,055,531, respectively.  Orders
are generally filled on a current basis in each calendar year.   Approximately
93% of the Company's sales were derived from sales to J & J in fiscal 1998 and approximately 92% and 89% of sales were made to J & J in fiscal 1997 and 1996, respectively. Under the terms of a development agreement with J & J, the Company has agreed to pay J & J through December 31, 1998 a royalty of 2-1/2% of the net sales of the high power bipolar electrosurgical system and 2% of the net sales of the C/T Sets outside of the field of neurosurgery.

     The Company has entered into a supply and distribution agreement with Boston Scientific Corporation covering the exclusive sale of bipolar electrosurgical coagulators developed by the Company for use in the fields of gastroenterology and endoscopy for hospital, outpatient clinic and office based procedures involving flexible endoscopy through March 2002.
Under the agreement, Boston Scientific Corporation has agreed to purchase the "Symmetry Endo-Bipolar Generator" and, upon regulatory approval in Japan and Europe, the new MINI-SYMMTM generator for worldwide distribution.

     In the fourth quarter of 1997, the Company entered into an exclusive, five-year worldwide supply and distribution agreement with BEI. Under the agreement, BEI has agreed to distribute the Bi-Safe I and Bi-Safe II bipolar electrosurgical systems and the Company's single use bipolar instruments for use in gynecology and gynecological laparoscopic surgery in hospitals, outpatient clinics and physician offices. BEI plans to market the system in the United States through their internal sales force, its U.S. distribution network and direct market catalogue and overseas through a network of overseas distributors that specialize in selling OB/GYN products. Initial shipments of generators and certain disposable instruments under this agreement commenced in 1998.

     The Company's distribution agreement with Padgett Instruments, Inc. for a bipolar coagulation and cutting system in the plastic and reconstructive surgery market expired in August 1998 and has not been renewed.

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

     The principal manufacturers of monopolar electrosurgical systems (currently the standard electrosurgical device used in the general surgery fields) are Valleylab, an affiliate of U.S. Surgical Corporation, and Birtcher Medical Systems, Inc. An ultrasound device is sold by Valleylab and laser devices are sold by companies such as Surgical Laser Technology.

     A number of major medical product suppliers, including U.S.
Surgical Corporation, Ethicon, Inc. (a subsidiary of Johnson & Johnson), and Bard Endoscopic (a division of C.R. Bard) are selling or preparing to sell laparoscopic or endoscopic instruments for use with monopolar electrosurgical systems or other modalities. Certain of the laser surgical devices currently marketed by such firms as Surgical Laser Technology and Laserscope are also being used for general surgery.


Research and Development

     For the 1998, 1997 and 1996 fiscal years, the Company expended $292,165, $307,071and $87,536, respectively, for research and development. The Company anticipates that it will continue to incur research and development costs in connection with development of products.

     Prior to fiscal 1995, the Company's research and development was
conducted internally as well as subcontracted to third parties.   As a result
of the acquisition of Diversified, the Company's future research and development has been conducted internally. Clinical testing of the products is conducted by physicians, including, Dr. Leonard I. Malis, a principal shareholder and director of the Company.

     In the 1999 fiscal year, the Company anticipates that it will fund all its research and development with current assets and revenues from operations.

Government Regulation

     The marketing and sale of the Company's products is governed by the Federal Food, Drug and Cosmetic Act (the "Act") administered by the
FDA, as well as varying degrees of regulation by a number of state and foreign governmental agencies. The Act requires certain clearances from the FDA before medical devices can be marketed.

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

Patents and Trademarks

     The Company owns two United States patents for bipolar electrosurgery relating to the circuitry employed by the Company's bipolar electrosurgical systems. The first of the patents was issue in 1986 and was expanded upon with a second patent issued in June 1994. The patents together cover 109 claims and are an important aspect of the Company's bipolar electrosurgical systems.

     On March 31, 1998, the Company was issued a United States patent for its bipolar cutting loop electrodes, which are used in the Company's disposable bipolar electrosurgical instruments.

     In November 1995, the Company was issued a United States patent for its CPR mask system.

     The Company has applied for United States patents on additional disposable instrumentation and electronic circuitry. The Company's practice is to apply for patents which are important to the development or sale of a product.

     Dr. Leonard Malis has entered into an agreement with the Company to license the "MALIS" trademark to the Company, at no cost to the Company, to the extent the name has not been licensed to Johnson & Johnson.

Employees

     At September 30, 1998, the Company and its subsidiaries had 32 full-time employees, including executive officers. The Company from time to time retains part-time employees, engineering consultants, scientists and other consultants. All full-time employees participate in the Company's health benefit plan.

     None of the Company's employees are represented by a union or covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

Forward Looking Statements

     The information provided in this report may contain forward looking statements or statements which arguably imply or suggest certain things about the Company's future. These include, but are not limited to statements about: (1) any competitive advantage the Company may have as a result of its installed base of electrosurgical generators in the field neurosurgery; (2) the Company's belief that its products exceed industry standards or favorably compete with other companies' new technological advancements; and (3) the anticipated success of certain recently introduced products or products scheduled to be released in the near future for use in neurosurgery, other surgical disciplines, and the dental market. These statements are based on assumptions that the Company believes are reasonable, but a number of factors could cause the Company's actual results to differ materially from those expressed or implied by these statements. Investors are advised to review the

Additional Cautionary Statements section, which follows the Management's Discussion and Analysis of Financial Condition and Results of Operations section (Item 7) of this Report, for more information about risks that could affect the financial results of the Company.

Item 2.   PROPERTIES.

     The Company currently leases approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,618 (with increases based on increases in the consumer price index) in an office building in Oaks, Pennsylvania, approximately 12 miles northwest of Philadelphia, Pennsylvania. The current lease is for a term of five years ending on June 30, 2000. On August 31, 1994, the Company acquired a building with approximately 15,000 square feet of manufacturing and warehouse space in Philadelphia, Pennsylvania.

Item 3.   LEGAL PROCEEDINGS.

     As of September 30, 1998, there are no material pending legal proceedings to which the Company is a party or to which any of its property is the subject.



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal year 1998.


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

COMMON STOCK                                      High-Bid      Low-Bid
      Fiscal 1997:
          First Quarter ..........................$ 3 3/8       $2
          Second Quarter..........................  3 5/8        2 1/16
          Third Quarter...........................  5 1/16       2 1/8
          Fourth Quarter..........................  5 1/16       3 1/8
     Fiscal 1998:
          First Quarter ..........................  4 1/4        2 9/16
          Second Quarter..........................  4 3/3        3 3/16
          Third Quarter...........................  6 7/8        4 1/8
          Fourth Quarter..........................  5 3/4        2 3/8

     At December 15, 1998, the Company had 106 shareholders of record. The Company believes that there are in excess of 1,000 beneficial shareholders of its Common Stock.

     The Company has not paid any dividends to date, nor does it expect to do so in the foreseeable future.

Item 6.   SELECTED FINANCIAL DATA


            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES


Statement of
  Operations Data:       1998         1997         1996         1995         1994(1)
------------------       ----         ----         ----         ----         -------

Net Sales            $3,879,977     $3,977,965    $3,424,589   $2,688,427   $3,587,379

Income (loss)
  from Operations       (63,521)        19,701       (96,285)    (368,415)     694,159

Net Income (loss)      $(34,374)        $6,533      $(75,116)   ($215,574)    $547,615
                       =========        ======      =========   ==========    ========
Primary Earnings
  (loss) per share        $(.00)          $.00         $(.01)       $(.03)        $.07
                          ======          ====         ======       ======        ====

Fully Diluted Earnings
  (loss) per share        $(.00)          $.00         $(.01)       $(.03)        $.07
                          ======          ====         ======       ======


Balance Sheet Data:
At September 30,         1998         1997         1996         1995         1994
-------------------      ----         ----         ----         ----         ----

Current Assets        $3,216,510    $3,139,256   $2,987,502   $3,052,414   $3,429,443

Total Assets           4,204,211     4,254,070    4,217,958    4,379,866    4,884,525

Current Liabilities      161,120       187,817      164,595      256,123      353,891

Long Term Liabilities     18,445        11,093        4,736            0      170,775

Retained Earnings
   (deficit)             (30,912)        3,462       (3,071)      72,045      287,619

Stockholders' Equity   4,024,646     4,055,160    4,048,627    4,123,743    4,359,859

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     1998 and 1997 Fiscal Year Compared

     Sales of $3,879,977 for 1998 were $97,988 (2.5%) less than sales for 1997.
The sales decrease was due to changes in sales patterns to Johnson & Johnson Professional, Inc. ("J&J"), the Company's principal customer. In 1998, J&J accounted for 93% of the Company's sales, as compared to 92% and 89% of the sales in 1997 and 1996, respectively.

     Sales to J&J in 1999 are expected to increase significantly as a result of the Company's September 2, 1998 agreement with J&J, which amends the Company's existing distribution agreement with J&J. In the amendment, the Company agreed to extend the term of the existing distribution agreement from December 31, 1998 to December 31, 1999 in exchange for J&J agreeing to make minimum purchases of the Company's products for the 1999 calendar year in the amount of $5,000,000. For 1998, the minimum purchases under the distribution agreement were $1,100,000.

     Sales of disposable instrumentation for use in the field of gynecology accounted for approximately 2% of the Company's sales in 1998. The Company anticipates a significant increase in the dollar amount of sales of disposable instruments in 1999 with the release of new disposable instruments in the fields of neurosurgery, gynecology and dentistry.

     Subsequent to the end of the fiscal 1998, the Company entered into a supply and distribution agreement with Garfield Refining Company for the sale of the Company's Bi-Dent bipolar generator and disposable instrumentation and accessory products in the field of Dentistry. The Company believes that this agreement will enable the Company's products to enter into the dental market in 1999.

     During 1998, the Company's wholly-owned subsidiary, Diversified Electronics Company, Inc., concentrated its manufacturing efforts almost exclusively on the Company's products. In 1999, the Company anticipates this trend to continue as a result of J&J's commitment to purchase a minimum of $5,000,000 of the Company's products in the 1999 calendar year and the production of the Company's newest generators for use in the fields of neurosurgery, gynecology, orthopedic surgery and dentistry.

     Approximately 64% of the Company's 1998 sales related to sales of the bipolar electrosurgical and irrigation systems as compared to approximately 76% and 54% of the sales in fiscal 1997 and 1996, respectively. Sales of C/T Sets and bipolar cords accounted for approximately 33% of the Company's sales in 1998 and approximately 21% and 35% in 1997 and 1996, respectively.

     The Company's gross profit margin was 48% for 1998 as compared to gross profit margin of 51% and 46% for 1997 and 1996, respectively. Selling, general and administrative expenses decreased by $78,492 (4.9%) in 1998 as compared to the amounts for 1997. Research and development expenses decreased by $14,906 (4.9%) to $292,165 in 1998. The research and development expense in 1998 reflects the Company's continued efforts in developing additional disposable instrumentation and accessory products for its bipolar generators as well as refining bipolar generators for the neurosurgery, dentistry, and the laparoscopic arthroscopic and general surgery markets.

     The Company had a loss from operations of $63,521 for 1998 as compared to income from operations of $19,701 for 1997. The Company had a loss before taxes of $36,596 in 1998 as compared to income before taxes of $28,768 in 1997. The Company had a benefit of income taxes of $2,224 in 1998 as compared to a provision for income taxes of $22,235 in 1997.


     As a result of the foregoing, the Company had a net loss of $34,374 in 1998 as compared to net income of $6,533 for 1997. Basic and diluted loss per share was ($.00) for 1998 compared to earnings per share of $.00 for 1997.

1997 and 1996 Fiscal Year Compared

     Sales of $3,977,965 for 1997 were 16% greater than sales for 1996. The sales increase primarily resulted from increased sales to J&J. In 1997, J&J accounted for 92% of the Company's sales, as compared to 89% and 76% of the sales in 1996 and 1995, respectively. The sales gains reflect increased shipments of the Company's bipolar generators, including the two newest neurosurgical generators.

     During 1997, the Company's wholly-owned subsidiary Diversified Electronics Company, Inc. concentrated its manufacturing efforts almost exclusively on the Company's products.

     Approximately 76% of the Company's 1997 sales related to sales of the bipolar electrosurgical and irrigation systems as compared to approximately 54% and 69% of the sales in fiscal 1996 and 1995, respectively. Sales of C/T Sets accounted for approximately 21% of the Company's sales in 1997 and approximately 35% and 28% in 1996 and 1995, respectively.

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

Liquidity and Capital Resources

     The primary measures of the Company's liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as its borrowing ability. During 1998, the Company's working capital increased by $103,951 to $3,055,390.

     For the 1998 fiscal year, the Company provided net cash of $248,524 from operating activities, which primarily reflected a $205,547 decrease in inventory, reduced by a $54,258 increase in accounts receivable and a $26,697 decrease in accounts payable.

     During 1998, the Company used $5,854 for the purchase of property, plant, and equipment and $1,817 for intangible assets. Cash increased by $240,853 to $873,757 at September 30, 1998.

     For the 1997 fiscal year, the Company provided net cash of $494,496 from operating activities, which primarily reflected a $277,270 decrease in inventory, a $14,748 decrease in accounts receivable and an increase of $23,222 in accounts payable and accrued expenses. The decrease in accounts receivable and decrease in inventory was primarily due to higher sales levels.

     Investing activities for 1997 used $24,353 for an increase in intangible assets of $10,296 and for the purchase of equipment in the amount of
     $14,057.   Cash increased  by $470,143 in 1997 leaving a balance of
     $632,904 in the Company's cash and cash equivalents at September 30, 1997.

     On March 1, 1996, the Company and Bernard H. Shuman, a director and Vice President-Technology of the Company, modified the payment terms of a note originally issued to Mr. Shuman in connection with the Company's merger with Diversified Electronic Corporation in August 1994, which was due on March
1, 1996. Pursuant to the modification, the Company paid Mr. Shuman $100,000 to reduce the principal balance for the note on March 1, 1996, $15,000 in April, 1996 and $70,000 on August 1, 1996. On August 1, 1996, the note was canceled.

     The Company has a line of credit of $1,000,000 with First Union National Bank which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires the Company to have a tangible net worth of no less than $3,000,000. At September 30, 1998, there was no outstanding balance on this line.

     At September 30, 1998, the Company had no debt. The Company believes it has available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, the Company believes it could borrow adequate funds at competitive rates and terms.

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

Forward Looking Statements

     Statements in this Annual Report on Form 10-K which express that the Company "believes", "anticipates", or "plans to," as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of risks and uncertainties, including in particular, those described elsewhere in this Form 10-K.

Additional Cautionary Statements

Competition and Risk of Obsolescence from Technological Advances

          The markets in which the Company's products compete are characterized by continuing technical innovation and increasing competition. Some surgical procedures which utilize or could utilize the Company's products could potentially be replaced or reduced in importance by alternative medical procedures or new drugs which may adversely affect the Company's business.

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

Product Acceptance and New Products

          The Company's growth depends in part on the acceptance of its products in the marketplace, the market penetration achieved by the companies which the Company has contracted with, and relies on, to distribute its products, and its ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that the Company will be able to continue to introduce new and innovative products or that the products the Company introduces, or has introduced, will be widely accepted by the marketplace, or that companies which the Company has contracted to distribute its products will achieve market penetration in the surgical disciplines and markets outside of neurosurgery. The failure of the Company to continue to introduce new products or gain wide spread acceptance of its products would adversely affect the Company's operations.


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

        See Index to Financial tatements and Financial Statement Schedules on Page F-1, herein.

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

          (c) Assignment of Patents - Bipolar Electrosurgical Systems, June 30, 1989 - (1) (Exhibit 10(h)).

          (d) Assignment of Patents - Binocular Magnification System, June 30, 1989 -(1) (Exhibit 10(i)).

          (e) Assignment of Malis trade name, dated June 30, 1989 - (1) (Exhibit 10(j)).

          (f)  401(k) and Profit-Sharing Plan - (2) (Exhibit 10(x)).

          (g) Distribution Agreement between Codman & Shurtleff, Inc. (Johnson & Johnson Professional, Inc.) and the Company
               (3)(Exhibit 10(b)).

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

          (l)  Employment Agreement Thomas J. Gilloway. (6) (Exhibit 10(n))

          (m)  Employment Agreement Bernard H. Shuman. (6) (Exhibit 10(o))

          (n) Registration Rights Agreement between the Company and Bernard H. Shuman (6) (Exhibit 10(p))

          (o) Commercial Lease Agreement between GMM Associates and the Company dated July 1, 1995 (7) (Exhibit 10(p))

          (p)  Promissory Note from Jerry L. Malis to the Company.

          (q) Amendment to Distribution Agreement with Codman & Shurtleff, Inc. (Johnson & Johnson Professional, Inc.), dated September 2, 1998.

(21) Subsidiaries of Registrant

               Subsidiaries of Valley Forge Scientific Corp. (8) (Exhibit 21)

(23) Consent of Samuel Klein & Company


     (1) Previously filed with the Registration Statement of the Company on Form S-18, Registration No. 33-31008-NY, and incorporated herein by reference.
     (2) Previously filed with the Registration Statement of the Company on Form S-18, Registration No. 33-35668-NY, and incorporated herein by reference.
     (3) Previously filed with the Registration Statement of the Company on Form S-1, Registration No. 33-40545, and incorporated herein by reference.
     (4) Previously filed with the Company's Form 8-K dated August 31, 1994, and incorporated herein by reference.
     (5) Previously filed with the Company's Form 10-K for the year ended September 30, 1993, and incorporated herein by reference.
     (6) Previously filed with the Company's Form 10-K for the year ended September 30, 1994, and incorporated herein by reference.
     (7) Previously filed with the Company's Form 10-K for the year ended September 30, 1995, and incorporated herein by reference.
     (8) Previously filed with the Company's Form 10-K for the year ended September 30, 1997, and incorporated herein by reference.

                             SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of December, 1998

                    VALLEY FORGE SCIENTIFIC CORP.



                    By:  /s/ Jerry L. Malis
                         Jerry L. Malis, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                          Title                      Date



/s/ Jerry L. Malis          Chairman of the Board,           December 22, 1998
Jerry L. Malis              President (chief executive
                            officer and principal
                            financial and accounting
                            officer)


/s/ Thomas J. Gilloway      Executive Vice President,        December 22, 1998
Thomas J. Gilloway          Secretary, Treasurer, Director


/s/ Leonard I. Malis        Director                         December 22, 1998
Leonard I. Malis


/s/ Bruce A. Murray        Director                          December 22, 1998
Bruce A. Murray


/s/ Bernard H. Shuman      Vice President -Technology,       December 22, 1998
Bernard H. Shuman          Director


/s/ Robert H. Dick         Director                           December 22, 1998
Robert H. Dick

                  VALLEY FORGE SCIENTIFIC CORP.

 Index to Financial Statements and Financial Statement Schedules


Independent Auditor's Report                                                F-2

Balance Sheets - September 30, 1998 and 1997                                F-3

Statements of Operations - Years Ended September 30, 1998, 1997             F-4
  and 1996

Statements of Stockholders' Equity - Years ended September 30, 1998         F-5
  1997 and 1996

Statements of Cash Flows - Years ended September 30, 1998, 1997 and 1996    F-6

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

                    INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Valley Forge Scientific Corp. and Subsidiaries
Oaks, Pennsylvania


We have audited the accompanying consolidated balance sheets of Valley Forge Scientific Corp. and Subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Forge Scientific Corp. and Subsidiaries as of September 30, 1998 and 1997, and the results of operations and cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

                            SAMUEL KLEIN AND COMPANY




Newark, New Jersey
December 3, 1998

            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                           BALANCE SHEETS

                                                            September 30,
ASSETS                                                    1998        1997
------                                                    ----        ----
Current Assets:
 Cash and cash equivalents                            $   873,757 $   632,904
 Accounts receivable, net                                 911,158     856,900
 Inventory                                              1,204,980   1,410,527
 Prepaid items and other current assets                    68,996      91,393
 Recoverable income taxes                                   4,636       8,352
 Deferred income tax benefit                              152,983     139,180
                                                        ---------   ---------
     Total Current Assets                               3,216,510   3,139,256

Property, Plant and Equipment, net                        229,687     267,612
Intangible Assets, net                                    753,542     842,730
Other Assets                                                4,472       4,472
                                                        ---------   ---------
     Total Assets                                      $4,204,211  $4,254,070
                                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                $   160,607 $   187,817
 Income taxes payable                                         513          -
                                                         ---------  ----------
     Total Current Liabilities                            161,120     187,817

Deferred Income Tax Liability                              18,445      11,093
                                                         --------   ----------
     Total Liabilities                                    179,565     198,910
                                                         --------   ----------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                                            -           -
 Common stock (no par, 10,000,000 shares
  authorized, 8,229,384 shares issued and
  outstanding at September 30, 1998 and
  1997)                                                 4,055,558   4,051,698
 Retained earnings (deficit)                              (30,912)      3,462
                                                        ---------   ---------
     Total Stockholders' Equity                         4,024,646   4,055,160
                                                        ---------   ---------
     Total Liabilities and Stockholders' Equity        $4,204,211  $4,254,070
                                                        =========   =========



____________________

The accompanying notes are an integral part of these financial statements.          VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                                F-3

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     STATEMENTS OF OPERATIONS



                                              For the Years Ended September 30,
                                               1998         1997        1996
                                               ----         ----        ----
Net Sales                                    $3,879,977   $3,977,965  $3,424,589

Cost of Sales                                 2,029,145    1,951,342   1,840,130
                                              ---------    ---------   ---------
Gross Profit                                  1,850,832    2,026,623   1,584,459
                                              ---------    ---------   ---------
Other Costs:
  Selling, general and administrative         1,531,183    1,609,615   1,503,000
  Research and development                      292,165      307,071      87,536
  Amortization                                   91,005       90,236      90,208
                                              ---------    ---------   ---------
     Total Other Costs                        1,914,353    2,006,922   1,680,744
                                              ---------    ---------   ---------
Income (Loss) from Operations                   (63,521)      19,701     (96,285)

Other Income (Expense):
  Interest income (expense)                      26,923        9,067       8,190
                                              ---------    ---------   ---------
Income (Loss) Before Income Taxes               (36,598)      28,768     (88,095)

Provision for (Benefit of) Income Taxes          (2,224)      22,235     (12,979)
                                              ---------    ---------   ---------
Net Income (Loss)                            $  (34,374)   $   6,533  $  (75,116)
                                              =========    =========   =========
Earnings (Loss) Per Share:
  Basic earnings (loss) per common share    $     (.00)   $     .00  $     (.01)
                                              =========    =========   =========
  Diluted earnings (loss) per common share  $     (.00)   $     .00  $     (.01)
                                              =========    =========   =========
  Basic common shares outstanding             8,229,384    8,229,384   8,229,384

  Diluted common shares outstanding           8,229,384    8,320,840   8,229,384






____________________

The accompanying notes are an integral part of these financial statements.


                                F-4

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                 STATEMENTS OF STOCKHOLDERS' EQUITY

        FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



                                             Common Stock
                                             No Par Value
                                    -------------------------------           Retained             Total
                                    Number of            Common               Earnings          Stockholders'
                                     Shares            Stock Amount           (Deficit)           Equity
                                    ----------         ------------           ---------         -------------
Balances, October 1, 1995            8,229,384         $4,051,698            $  72,045          $4,123,743

Net Loss for the Year Ended
 September 30, 1996                     -                   -                  (75,116)            (75,116)
                                    ----------         -----------            ---------          ----------
Balances, September 30, 1996         8,229,384          4,051,698               (3,071)          4,048,627

Net Income for the Year Ended
 September 30, 1997                     -                   -                    6,533               6,533
                                    ----------          ---------             ---------          ----------
Balances, September 30, 1997         8,229,384          4,051,698                3,462           4,055,160

Issuance of Non-Qualified Options
 to a Consultant                        -                   3,860                  -                 3,860

Net Loss for the Year Ended
 September 30, 1998                     -                   -                  (34,374)            (34,374)
                                    ----------          ---------             ---------         ----------
Balances, September 30, 1998         8,229,384         $4,055,558            $ (30,912)         $4,024,646
                                    ==========          =========             =========         ==========












____________________

The accompanying notes are an integral part of these financial statements.

                                F-5

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                         STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended September 30,
                                                              1998                  1997                1996
Cash Flows from Operating Activities:                         ----                  ----                ----
 Net income (loss)                                        $  (34,374)          $    6,533          $  (75,116)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                             134,784              140,095             142,275
   Stock options issued to a consultant                        3,860                 -                   -

   Changes in assets and liabilities, net of
    effect from:
     (Increase) decrease in accounts receivable              (54,258)              14,748            (166,636)
     (Increase) decrease in inventory                        205,547              277,270            (239,432)
     (Increase) decrease in recoverable income taxes           3,716                4,537             157,482
     (Increase) decrease in deferred income tax benefit      (13,803)              25,969             (11,547)
     (Increase) decrease in other assets                        -                    (100)               -
     (Increase) decrease in prepaid items and
      other current assets                                    22,397               (4,135)            (27,014)
     Increase (decrease) in accounts payable and
      accrued expenses and income taxes payable              (26,697)              23,222              89,150
     Increase in deferred tax liability                        7,352                6,357               4,736
                                                             -------              -------             -------
      Net cash provided by (used in)
       operating activities                                  248,524               494,496            (126,102)
                                                             -------               -------             -------
Cash Flows from Investing Activities:
 Increase in intangible assets                                (1,817)              (10,296)            (14,508)
 Purchase of property, plant and equipment                    (5,854)              (14,057)            (31,185)
      Net cash used in investing                             -------               -------              -------
       activities                                             (7,671)              (24,353)            (45,693)
                                                             -------               -------              -------
Cash Flows from Financing Activities:
 Net reduction in notes payable                                 -                     -               (180,678)
                                                             -------               -------             -------
      Net cash used in financing activities                     -                     -               (180,678)
                                                             -------               -------             -------
Net Increase (Decrease) in Cash and Cash Equivalents         240,853               470,143            (352,473)

Cash and Cash Equivalents, beginning of year                 632,904               162,761             515,234
                                                             -------               -------             -------
Cash and Cash Equivalents, end of year                     $ 873,757             $ 632,904           $ 162,761
                                                             =======               =======             =======

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                 $      -              $      -            $   14,225
                                                             =======               ========            ========
  Income taxes                                             $      -              $    2,500          $      -
                                                             =======               ========            ========
____________________

The accompanying notes are an integral part of these financial statements.



           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Valley Forge Scientific Corp. ("VFSC") was incorporated on March 27, 1980 in the Commonwealth of Pennsylvania and is engaged in the business of developing, manufacturing and selling medical devices and products. On August 18, 1994, VFSC formed a wholly-owned subsidiary, Diversified Electronics Company, Inc. ("DEC"), a Pennsylvania corporation, in order to continue the operations of Diversified Electronic Corporation, a company which was merged with and into VFSC on August 31, 1994. In January 1993, VFSC formed a wholly - owned subsidiary, Valley Consumer Products, Inc. ("VCP") to market specific product lines. During 1996, VCP commenced initial operations and began marketing the CPR mask system developed by VFSC. As referred to in Note 2, during 1998 the Company entered into a license agreement for the manufacture and distribution of the CPR Mask. Collectively, VFSC, DEC and VCP are referred to herein as the "Company".

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

Revenue Recognition

The Company currently sells its products to or through national or international distributors which include affiliates of major health care corporations. A significant part of the Company's sales are made pursuant to a distribution agreement, as amended September 2, 1998, in the field of neurosurgery effective through December 31, 1999. Revenues from sales are recorded on the accrual basis of accounting, when goods are shipped or when services are provided. Revenues from license and royalty fees are recorded when earned.

Inventory

Inventory is stated at the lower of cost, determined by the moving average cost method, or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which vary from three to forty years. Leasehold improvements are being amortized over the related lease term or estimated useful lives, whichever is shorter.
                                F-7

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

Advertising Costs

Advertising expenditures relating to the manufacturing and marketing of the Company's products and services are expensed in the period the advertising costs are incurred. Substantially all cost of such advertising has been born by the Company's major distributors.

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

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS
                             (Continued)





1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

For the year ended September 30, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and loses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no impact on total shareholders' equity for any of the years presented in these financial statements.

Earnings (loss) per Share

As of December 31, 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("SFAS 128") replacing the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previously fully diluted earnings per share.
Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Dilutive earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

Accounting for Stock-Based Compensation

Effective for the year ending September 30, 1997, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As permitted under SFAS 123, the Company has continued to apply accounting prescribed by Accounting Principle Board Opinion No. 25 ("APB 25"). Under APB 25, compensation expense is determined on the measurement date, that is,the first date on which both the number of shares the employee is entitled to receive and the exercise price, if any, are known. Compensation expense, if any, is the excess of the market price of the stock over the exercise price on the measurement date.

In accounting for options granted to persons other than employees (as defined under SFAS 123), the provisions of SFAS 123 were applied. According to SFAS 123, the fair value of these options was estimated at the grant date using Black-Scholes option pricing model.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year's presentation.

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)





2.  LICENSE AGREEMENT

On February 18, 1998, as amended on March 30, 1998, the Company entered into a license agreement with Medical Products Manufacturing, LLC ("MPM"), a manufacturer and distributor of emergency medical equipment, whereby the Company granted to MPM an exclusive, non-transferable license to use the Company's equipment and technology of the Company's CPR Masks. In connection with this agreement the Company sold its remaining CPR Mask inventory to MPM. The Company will receive a license fee equal to 10% of gross sales of any and all products that MPM or its affiliates sell utilizing the mask technology with a minimum annual license fee.


3.  ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following:

                                                                        September 30,
                                                                  1998                1997
                                                                  ----                ----
    Accounts receivable                                        $1,029,456           $ 975,292
    Less: Allowance for doubtful accounts
              and contractual allowances                          118,298             118,392
                                                                ---------            --------
                                                               $  911,158           $ 856,900
                                                                =========            ========

4.  INVENTORY

Inventory consists of the following:
                                                                        September 30,
                                                                 1998                1997
                                                                 ----                ----
      Finished goods                                          $    21,080        $     32,958
      Work-in-process                                             757,468           1,098,436
      Materials and parts                                         426,432             279,133
                                                                ---------           ---------
                                                               $1,204,980          $1,410,527
                                                                =========           =========

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)





5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                      September 30,
                                                                   1998                1997
                                                                   ----                ----
    Land                                                         $ 11,953            $ 11,953
    Building and improvements                                      86,917              86,917
    Furniture and fixtures                                         16,669              16,669
    Laboratory equipment                                          369,579             364,744
    Office equipment                                               97,164              96,145
    Leasehold improvements                                          9,413               9,413
                                                                  -------             -------
                                                                  591,695             585,841
    Less: Accumulated depreciation
              and amortization                                    362,008             318,229
                                                                  -------             -------
                                                                 $229,687            $267,612
                                                                  =======             =======

Depreciation is reflected in both cost of sales and selling, general and administrative expenses.  Total depreciation for the years ended September 30, 1998, 1997 and 1996 is $43,779, $49,859 and $52,067, respectively.


6.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                       September 30,
                                                                  1998                1997
    Patents/trademarks/licensing                                  ----                ----
     agreements                                                $  558,972          $  557,155
    Proprietary know-how                                          452,354             452,354
    Acquisition costs                                              55,969              55,969
    Excess of purchase price over net
     assets acquired in connection with
     the acquisition of Technical Medical
     Industries, Inc.                                             351,123             351,123
                                                                  -------             -------
                                                                1,418,418           1,416,601
    Less: Accumulated amortization                                664,876             573,871

                                                               $  753,542          $  842,730
                                                                 ========            ========

                                F-11

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)





7.  RELATED PARTY TRANSACTIONS

Loans Receivable

On July 6, 1998, Jerry L. Malis, a principal shareholder, director and officer of the Company borrowed $15,015 from the Company. The note is payable on demand and has a stated rate of interest of 5.42%, the then current "Applicable Federal Rate" as set forth under the Internal Revenue Code. The Company has additional loans due from Jerry L. Malis payable on demand with similar interest terms as stated above ranging from 4.83% to 6.97%. The collective loans are secured by 5,833 shares of common stock of the Company. The balance of these loans is reflected in other current assets and as of September 30, 1998 and 1997 was $41,921 and $25,092 respectively, including accrued interest of $4,086 and $2,272, respectively.

Consulting Services

During 1998, the Company entered into an agreement with R.H. Dick and Company, a corporation owned by Robert Dick, a director of the Company, under which R.H. Dick and Company agreed to provide certain investment banking and consulting services for the years 1998 and 1999. During October 1998, the Company paid R.H. Dick and Company $10,000 for these services of which $5,000 was expensed for the year ended September 30, 1998.


8.  NOTES PAYABLE

The Company has a line of credit of $1,000,000 with First Union bank (formerly Meridian Bank) which calls for interest to be charged equal to the bank's national commercial rate. The unsecured loan is payable on demand requiring monthly interest payments on the unpaid principal and reduction of the loan balance to zero for a minimum of thirty consecutive days during each twelve month period. In addition the loan covenant calls for a minimum tangible net worth of no less than $3,000,000 during the term of the loan. At
September 30, 1998 and 1997 there were no outstanding balances on this line.


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

            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)





9.  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

Effective July 1, 1994, the Company entered into employment agreements with Jerry L. Malis and Thomas J. Gilloway, for terms of 63 months. The agreements provided for annual base salaries to Mr. Malis and Mr. Gilloway of $148,720 and $126,940, respectively, with annual base salary increases at 10% commencing October 1, 1994. In addition, the agreements provide that Messrs. Malis and Gilloway may each receive such other cash and stock bonuses and benefits as may be determined from time to time by the Board of Directors. For the year ended September 30, 1996, the officers waived their right to the 10% increase of base salary for that year. For the year ended September 30, 1998, the officers waived their right to a full 10% increase of base salary, opting to reduce the annual base salary increase from 10% to 5% for 1998. The base salaries for the years ended September 30, 1998, 1997 and 1996 were $188,949, $179,951 and
$163,592 for Jerry L. Malis and $161,278, $153,598 and $139,634 for Thomas J.
Gilloway, respectively.

On August 31, 1994, pursuant to the merger agreement with Diversified, the Company entered into an employment agreement with Bernard H. Shuman, the former President of Diversified and a current Vice President of the Company, for a term of 59 months commencing September 1, 1994. The agreement provided for a salary of $50,000 per annum through July 31, 1995 and thereafter at $105,000 per annum through July 31, 1999. In addition, the agreement provided that Mr. Shuman may receive such other compensation and benefits as the Board of Directors of the Company may decide. The employment agreement may be terminated for cause. The base salary for Bernard H. Shuman for each of the years ended September 30, 1998, 1997 and 1996 was $105,000.

401(k) Plan and Profit Sharing Plan

The Company's 401(k) Plan and Profit Sharing Plan cover full-time employees who have attained the age of 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan on a pre-tax basis not to exceed the current Federal limitation of $10,000 per year (as adjusted for cost of living increase). Amounts contributed to the 401(k) Plan are nonforfeitable.

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

Stock Option Plan

On July 6, 1988, the Company adopted a non-qualified employee stock option plan (the "Plan") pursuant to which 500,000 shares of Common Stock have been reserved for issuance to employees, officers, directors or consultants of the Company. Options granted pursuant to this plan will be non-transferrable and expire if not exercised after ten years from the date of grant or for such lesser term as approved by the Board of Directors. Options may be granted in such amounts and at such prices as determined by the Board of Directors, but the price per share shall not be less than the fair market value of the Company's Common Stock as of the date of grant.

On October 24, 1994, the Company granted to employees and a board member stock options to purchase 20,000 shares of common stock pursuant to the plan, at $2.50 per share (the closing bid price on the NASDAQ small-cap market on October 24, 1994). Options granted expire if not exercised within ten years, commencing October 24, 1994.

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)





9.  COMMITMENTS AND CONTINGENCIES (Continued)

Stock Option Plan (Continued)

On December 22, 1994, the Company granted to each of Jerry L. Malis and Thomas
J. Gilloway stock options to purchase 50,000 shares of Common Stock pursuant to the Plan at $2.38 per share (the closing bid price on the NASDAQ small-cap market on December 22, 1994). Options granted expire if not exercised within ten years, commencing December 22, 1994.

On December 22, 1995, the Company granted to its employees stock options to purchase a total of 8,000 shares of Common Stock pursuant to the Plan at $2.13 per share (the closing bid price on the NASDAQ small-cap market on December 22, 1995). Options granted expire if not exercised within ten years, commencing December 22, 1995.

On July 26, 1996, the Company granted to its employees stock options to purchase a total of 44,000 shares of Common Stock pursuant to the Plan at $2.31 per share (the closing bid price on the NASDAQ small-cap market on July 26, 1996).
Options granted expire if not exercised within five years, commencing
July 26, 1996.

On November 14, 1997, the Company granted to two directors and one consultant stock options to each purchase 2,000 shares of Common Stock pursuant to the plan at $3.38 per share (the closing bid price on the NASDAQ small-cap market on November 14, 1997). In accordance with FAS 123 the fair value of the 2,000 options issued to the consultant was estimated at the grant date using the Black-Scholes Value option pricing model resulting in the recording of $3,860 as consulting expense.

At September 30, 1998, no stock options have been exercised.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)





9.  COMMITMENTS AND CONTINGENCIES (Continued)

Stock Option Plan (Continued)

Following is a summary of the Company's non-qualified employee stock option plan:

                                                                                         Weighted      Weighted
                                                                    Exercise             Average       Average
                                                                      Price              Exercise      Remaining
                                                     Shares         Per Share             Price       Life (Years)
                                                    --------       -----------           --------     ------------
Options outstanding at October 1, 1995              343,400       $1.56 - $5.13       $   2.58          6.24
Granted                                              52,000       $2.13 - $2.31           2.28          9.74
Exercised                                              -                -                   -             -
Surrendered, forfeited or expired                      -                -                   -             -
                                                    -------        ------------           ----          ----
Options outstanding at September 30, 1996           395,400       $1.56 - $5.13           2.54          6.70

Granted                                                -                -                   -             -
Exercised                                              -                -                   -             -
Surrendered, forfeited or expired                    (4,500)      $2.31 - $2.50           2.39          8.06
                                                    --------      -------------           ----          ----
Options outstanding at September 30, 1997           390,900       $1.56 - $5.13           2.54          5.66

Granted                                               6,000            3.38               3.38          9.79
Exercised                                              -                -                   -             -
Surrendered, forfeited or expired                      -                -                   -             -
                                                    -------        ------------           ----          ----

Options outstanding at September 30, 1998           396,900       $1.56 - $5.13       $   2.56          4.61
                                                    =======        ============           ====          ====

All options outstanding for each of the years ended September 30, 1998, 1997 and 1996 were exercisable.


           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)





9.  COMMITMENTS AND CONTINGENCIES (Continued)

Stock Option Plan (Continued)

Pro forma information regarding net income and earnings per share is required by FASB 123, and has been determined as if the Company had accounted for the employee stock options under the fair value method of that statement. The fair value for options granted during the years ended September 30, 1998 and 1997 was estimated at the date of grant while the fair value for the options granted during the year ending September 30, 1996 was estimated at the date of implementation of FASB 123. The fair value of these options was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                            September 30,
                                                             1998              1997               1996
                                                             ----              ----               ----
  Risk-Free interest (based on U.S. Government
  strip bonds on the date of grant with maturities
  approximating the expected option term)                    5.82%               -                6.43%

  Dividend yields                                               0%               -                   0%

  Volatility factors of the expected market price
  of the Company's Common Stock (based on
  historical data)                                           60.5%               -                58.3%


  Expected life of options                                   5 years             -            5.5 years


The weighted average fair value of options granted during the years ended September 30, 1998, 1997 and 1996 were $1.93, $ - and $1.34.

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

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)





9.  COMMITMENTS AND CONTINGENCIES (Continued)

Stock Option Plan (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with SFAS 123, only stock options granted during the years ended September 30, 1998, 1997 and 1996 have been included for the Company's pro forma information as follows:

                                                                                       September 30,
                                                                  1998                     1997                     1996
                                                                  ----                     ----                     ----
  Additional compensation expense, net of tax effect          $   (4,586)             $     -                  $  (41,445)
  Pro forma net loss                                          $  (38,960)             $     -                  $ (116,561)
  Pro forma loss per share:
                                          Basic               $     (.00)             $     -                  $     (.01)
                                          Diluted             $     (.00)             $     -                  $     (.01)


Operating Leases

The Company currently leases approximately 4,200 square feet of office and warehouse space in an office building in Oaks, Pennsylvania, from GMM Associates, a Pennsylvania general partnership, whose partners are Jerry L. Malis, Thomas J. Gilloway and Leonard I. Malis, principal shareholders, directors and/or officers of the Company. The lease is for a term of five years which commenced on July 1, 1995 and calls for a base rent of $4,618 (with increases based on increases in the consumer price index) which include costs associated with real estate taxes, maintenance and utilities. The related expense for this lease for the years ended September 30, 1998, 1997 and 1996 was $54,899, $52,937 and $51,565, respectively. As of September 30, 1998, the Company was current on all rental obligations due the related party.

The Company has also entered into leases for certain equipment under operating lease agreements with terms ranging between two and three years.

A schedule of future minimum payments under operating leases is as follows:

   Year ending September 30,

                             Related                        Other
                              Party                       Operating
                             ------                       ---------
       1999                $ 55,411                        $ 31,039
       2000                  41,558                          20,538
       2001                    -                               -
       2002                    -                               -
       2003                    -                               -
                             ------                          ------
                           $ 96,969                        $ 51,577
                             ======                          ======

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)





9.  COMMITMENTS AND CONTINGENCIES (Continued)

Year 2000 Compliance

As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the year 2000 and beyond. The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. During 1999, management plans to upgrade to the most current version of this software package which, among other things, is Year 2000 compliant. In addition the Company has previously replaced or modified other systems that were not Year 2000 compliant. These systems have been assessed, and detailed plans have been developed and are being implemented to make the necessary modifications to insure year 2000 compliance. The financial impact of making the required system changes for year 2000 compliance are not expected to have a material effect on the Company's financial statements.

The Company is continuing its process of formal communication with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to potential third parties failure to remediate their own year 2000 issued. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be remedied for the year
2000 issues on time or that a failure to remedy the problem by another company would not have a material adverse effect on the Company.


10.  MAJOR CUSTOMERS

For the years ended September 30, 1998, 1997 and 1996, a significant part of the Company's revenues were derived from one major customer pursuant to distribution agreements under which the Company granted the exclusive right to sell its electrosurgical systems and other products developed by the Company in the field of neurosurgery through December 31, 1998. This agreement was extended through December 31, 1999 and the minimum purchase requirement was increased to $5,000,000 for the 1999 calendar year. Revenues derived from this customer are as follows:


        Year ended September 30, 1998       $3,616,778         93%

        Year ended September 30, 1997       $3,659,557         92%

        Year ended September 30, 1996       $3,055,531         89%


At September 30, 1998 and 1997, this customer accounted for approximately 69% and 80%, respectively, of the Company's accounts receivable while two other customers represented approximately 22% and 19%, respectively.

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

Preferred Stock

The Company is authorized to issue 487 shares of preferred stock, $1,000 par value. The holders of the preferred stock would have no voting rights or preemptive rights. Upon liquidation of the Company, a $1,000 per share liquidating dividend must be paid upon each issued and outstanding share of preferred stock before any liquidating dividend is paid on the Common Stock.
As of September 30, 1998, there were no issued or outstanding preferred shares, and the Company has no intention to issue any preferred stock in the immediate future.


12.  EARNINGS (LOSS) PER SHARE

                                                                           September 30,
                                                         1998                       1997                       1996
                                                         ----                       ----                       ----
Basic Earnings (Loss) Per Share:
  Income (loss) available to common shareholders    $   (34,374)            $      6,533                  $  (75,116)
                                                      =========               ==========                   =========
  Weighted average shares outstanding                 8,229,384                8,229,384                   8,229,384
                                                      =========               ==========                   =========
  Basic Earnings (Loss) Per Share                   $      (.00)            $        .00                  $     (.01)
                                                      =========               ==========                   =========
Diluted Earnings (Loss) Per Share:
  Income (loss) available to common shareholders    $   (34,374)            $      6,533                  $  (75,116)
                                                      =========               ==========                   =========
  Weighted average shares outstanding                 8,229,384                8,229,384                   8,229,384

  Dilutive shares issuable in connection with
    stock plans                                           -                       91,456                         -
                                                      ---------                ---------                   ---------
  Total shares                                        8,229,384                8,320,840                   8,229,384
                                                      =========                =========
  Diluted Earnings (Loss) Per Share                 $      (.00)            $        .00                  $     (.01)
                                                      =========                =========                    ========




          VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)





12.  EARNINGS (LOSS) PER SHARE (Continued)

Options to purchase 7,400 shares of common stock at exercise prices ranging from $4.25 to $5.13 per share were outstanding during the year ended
September 30, 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

Options to purchase 396,900 and 395,400 shares of common stock at exercise prices ranging from $3.38 to $5.13 per share were outstanding during the years ended September 30, 1998 and 1996, respectively, and were not included in the computation of diluted earnings per share in accordance with FAS 128, as the potential shares are considered anti-dilutive due to the Company's loss from continuing operations.


13.  PROVISION FOR (BENEFIT OF) INCOME TAXES

Provision for (benefit of) income taxes is as follows:

                                                 For the Years Ended September 30,
                                              1998             1997                1996

  Current:
   Federal                                  $  -            $ (8,911)           $  1,736
   State                                         45              -                   -
                                             ------           -------              -----
                                                 45           (8,911)              1,736
                                             ------           -------              -----
  Deferred:
   Federal                                     (295)          27,104             (49,413)
   State                                     (1,974)           4,042              11,304
                                              -----           ------              -------
                                             (2,269)          31,146             (38,109)
                                              -----           ------              -------
  Adjustment of deferred tax asset for state
    income tax rate changes and expired net
    operating loss carryforwards net of
    Federal tax effect                         -                 -                 23,394
                                             ------           -------             -------
                                               -                 -                 23,394
                                             ------           -------             -------
                                            $(2,224)          $22,235           $ (12,979)
                                             ======            ======              ======

In accordance with FASB 109, tax credits arising from net operating losses, which previously were reported as extraordinary items, have now been restated as offsets against the provision (benefit) for income taxes.

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)





13.  PROVISION FOR (BENEFIT OF) INCOME TAXES (Continued)

The Company's effective tax rate was (6.1)%, 77.3% and (14.7)% for the years ended September 30, 1998, 1997 and 1996, respectively. Reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:


                                                            For the Years Ended September 30,
                                                        1998              1997                 1996
                                                        ----              ----                 ----
  Computed at the expected statutory rate              (15.0)%             34.0%              (15.0)%
  State taxes net of federal tax benefit                (6.1)               8.5                 8.4
  Reduction in state tax rate resulting from
    utilization of tax loss carryforwards                 -                  -                 (8.4)
  Non-deductible expenses                               15.0               24.5                 9.3
  Other                                                   -                10.3                (9.0)
                                                        -----             -----                -----
                                                        (6.1)%             77.3%              (14.7)%
                                                        =====             =====                =====
</TABLE

Certain items of income and expense are recognized in different years for financial reporting and income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. The items that give rise to the deferred income tax benefit and deferred income tax liability are as follows:


                                                                     September 30,
                                                                1998                 1997
                                                                ----                 ----
Deferred Tax Asset:
  Difference in capitalization of inventory cost            $ 75,995              $ 73,463
  Difference in reporting bad debts                           48,022                48,059
  State of Pennsylvania net operating loss
   carryforward                                               23,208                22,603
  Tax credits and other current assets                        10,703                  -
                                                             -------                -------
  Total deferred tax asset                                   157,928                144,125
  Valuation allowance                                         (4,945)                (4,945)
                                                             -------                -------
  Net deferred tax asset                                    $152,983               $139,180
                                                             =======                =======
Deferred Tax Liability:
  Difference in reporting depreciation                      $ 18,445               $ 11,093
                                                             -------                -------
 Total Deferred Tax Liability                               $ 18,445               $ 11,093
                                                             =======                =======

The Company has state net operating loss carryforwards of approximately
$352,000 available to reduce future state taxable income which expires in the year ended September 30, 2001.





           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)





14.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of short- term cash investments and trade receivables. The Company maintains substantially all of its banking activities with one bank and cash balances throughout the year generally exceed the federally insured limit of $100,000. The Company invests overnight these cash balances which exceed $100,000 in U.S. Treasury Securities. At September 30,
1998 and 1997 the balances the Company held in these securities was $805,000 and $477,000, respectively. Management believes that the risk associated with trade receivables, which are principally due from two customers, is adequately provided for in the allowance for doubtful accounts.

                                F-22








                 VALLEY FORGE SCIENTIFIC CORP.
                  Form 10-K for the year ended
                       September 30, 1998

                       INDEX TO EXHIBITS*

Exhibit
Number     Description

10(p)      Promissory Note from Jerry L. Malis to the Company

10(q)      Amendment to Distribution Agreement with Codman &
           Shurtleff, Inc. (Johnson & Johnson Professional, Inc.), dated September 2, 1998

23         Consent of Samuel Klein & Company

27         Financial Data Schedule
           * Only the exhibits actually filed are listed. Exhibit incorporated by reference are set forth in th exhibit listing in Item 14 of the Report for Form 10-K.
















































