Form 10-K/A
period 1998-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 1999-01-27
CIK 836429

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

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing bid and ask prices as reported by the NASDAQ system on November, 18, 1998 as $23,962,360.

At December 21, 1998 there were 8,229,384 shares of the Registrant's Common Stock outstanding.

                             PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:


                                                                       Director
Name                Age             Position(s)                        Since
----                ---             -----------                        --------
Jerry L. Malis       66    Chairman of the Board and President         1980
Thomas J. Gilloway   61    Executive Vice President, Secretary,        1984
                           Treasurer and Director
Leonard I. Malis     79    Director                                    1989
Bruce A. Murray      62    Director                                    1992
Bernard H. Shuman    74    Vice President and Director                 1994
Robert H. Dick       55    Director                                    1997


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

     Leonard I. Malis, M.D., a consultant to the Company since its inception in March 1980, has been a director since June 30, 1989. Dr. Malis was Professor and Chairman of the Department of Neurosurgery at Mount Sinai School of Medicine, New York, New York, from 1971 until 1993, and is currently Professor and Chairman Emeritus at Mount Sinai School of Medicine. Dr. Malis designed and built the first commercial bipolar coagulator in 1955, and his original units were the standard in neurosurgery for many years. Dr. Malis has been issued five United States patents and has designed and trademarked over one hundred instruments. He has published over one hundred articles in medical journals and reviews and is the author of a textbook on neurosurgery.

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

     Robert H. Dick has been a director of the Company since 1997. He is the principal of R. H. Dick & Company, Inc., an investment banking firm. From April 1996 to 1998, he was a partner in Boles & Company, an investment banking firm. He was President, CEO and CFO of two Boles & Company clients: BioMagnetic Therapy Systems, Inc. (from September 1995 to April 1996) and Pharmx, Inc.
(from May 1994 to May 1995).   From April 1987 to May 1994, Mr. Dick served as
Vice President-International for Codman & Shurtleff, Inc., a Johnson & Johnson subsidiary, where he was responsible for new business development and sales and marketing in non-U.S. markets. Mr. Dick has also held other business development and sales and marketing positions with Codman & Shurtleff, Inc., and product management positions with USCI Surgical Products, a division of C.R. Bard.

     Jerry L. Malis and Dr. Leonard I. Malis are brothers. The Company's executive officers are elected annually by the Company's directors and shall continue to serve until their successors are elected and qualified.

Item 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by the Company to its executive officers for the three fiscal years ended September 30, 1998.

                       SUMMARY COMPENSATION TABLE
                                                                        Number of Shares
                                                                        of Common Stock
Name and                                                                Underlying
Principal Position          Fiscal Year         Salary(1)               Options Granted
-----------------------------------------------------------------------------------

Jerry L. Malis,             1998                $188,949                   ---
  President                 1997                 179,951                   ---
                            1996                 163,592                   ---

Thomas J. Gilloway          1998                $161,278                   ---
  Executive Vice President  1997                 153,598                   ---
                            1996                 139,634                   ---

Bernard H. Shuman           1998                $105,000                   ---
  Vice President-Technology 1997                 105,000                   ---
                            1996                 105,000                  25,000

------------

(1) Non-cash compensation did not exceed the lesser of $50,000 or 10% of the cash compensation for the named individual.


     Effective July 1, 1994, the Company entered into employment agreements with Jerry L. Malis, President, and Thomas J. Gilloway, Executive Vice
President for a term of 63 months. The agreements provide for annual base salaries to Mr. Malis and Mr. Gilloway of $148,720 and $126,940, respectively, in 1994, with annual base salary increases of 10% commencing on October 1, 1994. For the year ended September 30, 1996, Messrs. Malis and Gilloway waived their right to the 10% increase of base salary. For the year ended September 30, 1998, Messrs. Malis and Gilloway waived their right to a full 10% increase of base salary, opting to reduce the annual base salary increase from 10% to 5% .
The agreements also provide that Messrs. Malis and Gilloway may each receive such other cash and stock bonuses as may be determined from time to time by the Board of Directors. The employment agreements may be terminated for cause. In addition, the agreements provide that in the event of a change of control (as defined in the Securities Exchange Act of 1934) of the Company, the employee may terminate his employment for "good reason" and shall be entitled to receive a payment equal to the lesser of (i) 2.99 times the employee's average annual compensation (including bonuses, if any) during the three years preceding the date of termination; or (ii) the compensation payable for the remaining term of the agreement. The term "good reason" includes the assignment to the employee of duties inconsistent with the employee's then position, a relocation of the Company's office more than 30 miles from the Company's present offices, a failure of the Company to continue in effect any benefit or compensation plan, depriving the employee of any fringe benefit, or the failure of any successor entity to assume the employment agreement.

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


                            Directors' Compensation

     Directors of the Company do not receive any compensation for their services as members of the Board of Directors, but Directors who are not officers of the Company are entitled to reimbursement for expenses incurred in connection with their attendance at meetings and are entitled to participate in the Company's Stock Option Plan. In November 1997, each director who was not an employee of the Company (except Leonard I. Malis) received a grant of stock options to purchase 2,000 shares of Common Stock pursuant to the Company's Stock Option Plan.


                     401(k) Plan and Profit-Sharing Plan

     Effective January 1, 1990, the Company adopted a 401(k) Plan and Profit Sharing Plan that covers full-time employees who have attained age 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan on a pre-tax basis not to exceed $10,000 per year (adjusted for cost of living increases). Amounts contributed to the 401(k) Plan are non-forfeitable.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

     The following table sets forth as of December 24, 1998, certain information with respect to the beneficial ownership of Common Stock, by each person known to the Company to own beneficially 5% or more of the outstanding Common Stock, by each director and nominee, and by all officers and directors as a group.

                                   Amount of
Name and Address of                Beneficial                      Percentage
Beneficial Owners (1)              Ownership                       Owned
---------------------              ----------                      -----------

Jerry L. Malis (2)(3)              1,282,276                       15.3%
Thomas J. Gilloway(2)(7)           1,001,375                       12.0%
Dr. Leonard I. Malis(2)              882,242                       10.7%
Bernard H. Shuman(2)(4)              126,467                        1.5%
Bruce A. Murray(2)(5)                 13,500                         *
Robert H. Dick(2)(6)                   4,000                         *
All officers and directors
as a group (6 persons)             3,309,860                       38.6%

-----------
* less than 1%

     (1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
     (2) The mailing address of Messrs. Malis, Gilloway, Shuman, Murray and Dick and Dr. Malis, directors of the Company, is 136 Green Tree Road, P.O. Box 1179, Oaks, Pennsylvania 19456-1179.
     (3) Includes 150,000 shares issuable to Mr. Malis subject to options exercisable currently or within 60 days.
     (4) Includes 25,000 shares issuable to Mr. Shuman subject to options exercisable currently or within 60 days and includes 101,467 shares held in The Bernard H. Shuman Living Trust, a trust in which Mr. Shuman holds voting and dispositive control.
     (5) Includes 13,500 shares issuable to Mr. Murray subject to options exercisable currently or within 60 days.
     (6) Includes 4,000 shares issuable to Mr. Dick subject to options exercisable currently or within 60 days.
     (7) Includes 150,000 shares issuable to Mr. Gilloway subject to options exercisable currently or within 60 days and includes 250,000 shares held in the Gilloway Family, L.P., a limited partnership in which Mr. Gilloway is a general partner and possesses voting and dispositive control.


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

     The Company has entered into a five year lease commencing on July
1, 1995 for approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,618 with GMM Associates, a Pennsylvania general partnership, whose partners are Jerry L. Malis, Thomas J. Gilloway and Leonard I. Malis, principal shareholders, directors and/or officers of the Company. The related expense for this lease for the year ended September 30, 1998 was $54,899. The Company believes the rental payments reflect fair rental value for the space.

     For fiscal 1998, the Company paid legal fees and costs in the amount of $77,673 to Hale & Schenkman, a law firm in which the son-in-law of Jerry
L. Malis is a partner.

     In fiscal 1998, the Company retained R. H. Dick & Company, Inc.,an investment banking and business consulting company, owned by Robert H. Dick, a director of the Company, to perform investment banking and business consulting services for the Company.

                                  PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
          8-K

     c.   Exhibits

          (10)      Material Contracts

                   (r)     Consulting Agreement between the
                           Company and R. H. Dick & Company, Inc.

                               SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of January, 1999.

                            VALLEY FORGE SCIENTIFIC CORP.



                      By:   /s/ Jerry L. Malis
                            -------------------------
                            Jerry L. Malis, President

                      VALLEY FORGE SCIENTIFIC CORP.
                      Form 10-K for the year ended
                            September 30, 1998

                            INDEX TO EXHIBITS*


Exhibit Number           Description                                Page Number


10(r) Consulting Agreement between the Company and R. H. Dick & Company, Inc.



                    Only exhibits actually filed are listed.