Form 10-Q
period 1998-12-31
VALLEY FORGE SCIENTIFIC CORP
filed 1999-02-16
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1998

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

At February 11, 1999 there were 8,232,009 shares outstanding of the Registrant's no par value Common Stock.




                    VALLEY FORGE SCIENTIFIC CORP.

                          INDEX TO FORM 10-Q

                          DECEMBER 31, 1998




                                                                          Page
                                                                        Number

Part I - Financial Information

 Item 1.  Financial Statements:

         Balance Sheets - December 31, 1998 and September 30, 1998.         1

         Statements of Operations for the three months
          ended December 31, 1998 and December 31, 1997.                    2

         Statements of Cash Flows for the three months
          ended December 31, 1998 and December 31, 1997.                    3

         Notes to Financial Statements.                                     4

 Item 2. Management's Discussion and Analysis of Financial Condition        5
         and Results of Operations.

Part II - Other Information                                                 8

                                      (i)

<PAGE 1>


            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                            BALANCE SHEETS

                                                 DECEMBER 31,       SEPTEMBER 30,
                                                     1998                 1998
                                                 -----------        -------------
                                                  (UNAUDITED)           (AUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                      $ 1,084,971         $   873,757
   Accounts receivable                                704,792             911,158
   Inventory                                        1,150,019           1,204,980
   Prepaid items and other current assets             133,140              68,996
   Recoverable income taxes                             4,636               4,636
   Current portion of deferred income tax benefit     162,689             152,983
                                                    ---------           ---------
      Total Current Assets                          3,240,247           3,216,510

Property, Plant and Equipment, net                    233,561             229,687
Intangible Assets, net                                730,621             753,542
Other Assets                                            4,472               4,472
                                                    ---------           ---------
      Total Assets                                 $4,208,901          $4,204,211
                                                    =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses           $  162,231          $  160,607
   Income taxes payable                                 9,534                 513
                                                    ---------           ---------
      Total Current Liabilities                       171,765             161,120

Deferred Income Taxes Payable                          18,900              18,445
                                                    ---------           ---------
      Total Liabilities                               190,665             179,565
                                                    ---------           ---------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock                                       -                   -
   Common stock (no par, 10,000,000 shares
    authorized, 8,229,384 shares issued and
    outstanding at December 31, 1998 and
    September 30, 1998)                             4,055,558           4,055,558
   Retained earnings (deficit)                        (37,322)            (30,912)
                                                    ---------           ---------
      Total Stockholders' Equity                    4,018,236           4,024,646
                                                    ---------           ---------
      Total Liabilities and Stockholders' Equity   $4,208,901          $4,204,211
                                                    =========           =========

                                      -1-

<PAGE 2>

            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                       STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED DECEMBER 31,
                             (UNAUDITED)
                                                      1998                 1997
                                                      ----                 ----
Net Sales                                          $  952,452          $  836,447
Cost of Sales                                         497,886             444,633
                                                    ---------           ---------
Gross Profit                                          454,566             391,814

Other Costs:
  Selling, general and administrative                 369,648             381,995
  Research and development                             78,331              86,940
  Amortization                                         22,920              22,555
                                                    ---------           ---------
      Total Other Costs                               470,899             491,490
                                                    ---------           ---------
Income (loss) from Operations                         (16,333)            (99,676)

Other Income:
  Interest income                                       9,694               7,402
                                                    ---------           ---------
Income (loss) Before Income Taxes                      (6,639)            (92,274)

Provision for (Benefit of) Income Taxes                  (229)            (31,303)
                                                    ---------           ---------
Net Income (Loss)                                  $   (6,410)         $  (60,971)
                                                    =========           =========

Earnings (Loss) per Share:
   Basic earnings (loss) per common share          $     (.00)         $     (.01)
                                                    ==========          ==========
   Diluted earnings (loss) per common share        $     (.00)         $     (.01)
                                                    ==========          ==========
   Basic common shares outstanding                  8,229,384           8,229,384

   Diluted common shares outstanding                8,229,384           8,229,384

                                      -2-

<PAGE 3>

            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                       STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED DECEMBER 31,
                             (UNAUDITED)

                                                       1998                1997
                                                       ----                ----
Cash Flows from Operating Activities:
  Net income (loss)                                $   (6,410)         $  (60,971)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                      31,623              34,091

    Changes in assets and liabilities, net of
     effect from:
      (Increase) decrease in accounts receivable      206,366             145,158
      (Increase) decrease in inventory                 54,961              10,872
      (Increase) decrease in recoverable income
       taxes                                             -                 (7,240)
      (Increase) decrease in deferred income
       tax benefit                                     (9,706)            (15,744)
      (Increase) decrease in other assets                -                   -
      (Increase) decrease in prepaid items and
       other current assets                           (64,144)            (28,376)
      Increase (decrease) in accounts payable and
       accrued expenses                                 1,624              57,810
      Increase (decrease) in income taxes payable       9,021                -
      Increase (decrease) in deferred income taxes        455              (8,320)
                                                    ---------           ---------
        Net cash provided by operating activities     223,790             127,280
                                                    ---------           ---------
    Cash Flows from Investing Activities:
      Purchase of property, plant and equipment       (12,576)             (4,834)
                                                    ---------           ---------
        Net cash used in investing activities         (12,576)             (4,834)
                                                    ---------           ---------
    Net Increase in Cash and Cash Equivalents         211,214             122,446

    Cash and Cash Equivalents, beginning of period    873,757             632,904
                                                    ---------           ---------
    Cash and Cash Equivalents, end of period       $1,084,971          $  755,350
                                                    =========           =========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Income taxes                                     $     -             $     -
                                                    =========           =========

                                      -3-

<PAGE 4>


            VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1998



1. Valley Forge Scientific Corp. ("VFSC") is engaged in the business of developing, manufacturing and selling medical devices and products.
     On August 18, 1994, VFSC formed a wholly-owned subsidiary, Diversified Electronics Company, Inc. ("DEC"), a Pennsylvania corporation, in order to continue the operations of Diversified Electronic Corporation, a company which was merged with and into VFSC on August 31, 1994. In
     January 1993, VFSC formed a wholly-owned subsidiary, Valley Consumer Products, Inc. ("VCP") to market specific product lines. During 1996, VCP commenced initial operations and began marketing the CPR mask system developed by VFSC. During the second quarter of fiscal year 1998 the Company entered into a license agreement for the manufacture and distribution of the CPR Mask. Collectively, VFSC, DEC and VCP are referred to herein as the "Company". The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. The September 30, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1998 and the statements of operations for the three months ended December 31, 1998 and 1997 and the statements of cash flows for the three months ended December 31, 1998 and 1997.

     The statements of operations for the three months ended December 31, 1998 and 1997 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

3. Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.

                                      -4-
<PAGE 5>




                    VALLEY FORGE SCIENTIFIC CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS



Results of Operations

        Results of Operations for the Three Months Ended December
31, 1998 Compared to the Three Months Ended December 31, 1997.

        Sales of $952,452 for the three months ended December 31, 1998 were 14% greater than sales of $836,447 for the corresponding period in fiscal 1998. Johnson & Johnson Professional, Inc. ("J&J"), the Company's principal customer, accounted for 90% of sales in the first quarter of fiscal 1999 and 97% in corresponding period in 1998. Sales to J&J during the last quarter of the calendar year are traditionally at lower levels than during other calendar quarters.
In addition, in the 1999 calendar year, J&J has agreed to purchase a minimum of $5,000,000 of the Company's products pursuant to an amendment to a distribution agreement entered into in September 1998.

        Bipolar electrosurgical instruments and irrigation systems accounted for 61% of sales, and disposable C/T Sets and bipolar cords accounted for 35% of sales, in the first quarter of fiscal 1999. Disposable instrumentation sales, which principally reflected sales in the field of gynecology, accounted for 4% of sales in the first quarter of fiscal 1999.

        On October 8, 1998, the Company entered into a supply and distribution agreement with Garfield Refining Company for the sale of the Company's Bi-Dent bipolar generator and disposable instrumentation and accessory products in the field of Dentistry. Marketing efforts are ongoing and sales under this agreement are expected to commence in the third quarter of fiscal 1999.

        Gross profit was $454,566 for the first quarter of fiscal
1999 ( 48% of sales), as compared to gross profit of $391,814 (47% of sales) for corresponding quarter in fiscal 1998.

        Selling, general and administrative expenses for the first quarter of fiscal 1999 decreased slightly to $369,648 as compared to $381,995 for corresponding quarter in fiscal 1998. The Company continued its commitment to research and development with expenditures of $78,331 in the first quarter of fiscal 1999, representing a slight decrease from the corresponding quarter in fiscal 1998. Research and development included the development of the Malis Bipolar Lesion Generator and disposable lesion electrodes, which the Company is preparing for sale to J&J.

        The Company incurred a loss from operations of $16,333 for the first quarter of fiscal 1999, as compared to a loss from operations of $99,676 for the corresponding period in fiscal 1998. The Company's benefit of income taxes was $229 for the first quarter of fiscal 1999, as compared to $31,303 for the corresponding period in fiscal 1998.

         As a result of the foregoing, net loss was $6,410 ($.00 per share) for the three months ended December 31, 1998, as compared to a net loss of $60,971($.01 per share) for the three months ended
December 31, 1997.

                                      -5-
<PAGE 6>

Liquidity and Capital Resources

        The primary measures of the Company's liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as its borrowing ability. During the three months ended December 31, 1998, the Company's working capital increased by $13,092 to $3,068,482.

        The Company provided $223,790 from operating activities for the first three months of fiscal 1999 principally from a decrease in accounts receivable and inventory of $206,366 and $54,961, respectively, offset by an increase in prepaid items and other current assets of $64,144. The decrease in accounts receivable and inventory reflected normal business conditions.

        Investing activities for the first three months of fiscal 1999 used a total of $12,576 for the purchase of property and equipment. As a result of the foregoing, cash increased by $211,214 in the first three months of fiscal 1999, resulting in a balance of $1,084,971 in the Company's cash and cash equivalents at December 31, 1998.

        The Company has no long-term debt. The Company believes it has available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, the Company believes it could borrow adequate funds at competitive rates and terms.


FORWARD LOOKING STATEMENTS

        The information provided in this report may contain forward looking statements or statements which arguably imply or suggest certain things about the Company's future. These include, but are not limited to statements about: (1) any competitive advantage the Company may have as a result of its installed base of electrosurgical generators in the field of neurosurgery; (2) the Company's belief that its products exceed industry standards or favorably compete with other companies' new technological advancements; and (3) the anticipated success of certain recently introduced products or products scheduled to be released in the near future for use in neurosurgery, other surgical disciplines, and the dental market. These statements are based on assumptions that the Company believes are reasonable, but a number of factors could cause the Company's actual results to differ materially from those expressed or implied by these statements. Investors are advised to review the Additional Cautionary Statements section below for more information about risks that could affect the financial results of the Company.

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

                                      -6-
<PAGE 7>

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

Uncertainties within the Health Care Markets

         Political, economic and regulatory influences are subjecting the health care industry in the United States to rapid, continuing and fundamental change. Although Congress has not passed comprehensive health care reform legislation to date, it is believed that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Responding to increased costs and to pressure from the government and from insurance companies to reduce patient charges, health care providers have demanded, and in many cases received, reduced prices on medical devices and instrumentation. These customers are expected to continue to demand lower prices in the future. The Company cannot predict what impact the adoption of any federal or state health care reform measures, private sector reform or market forces may have on its business. However, pricing pressure is expected to continue to adversely affect profit margins.

Product Liability Risk

         The Company's products involve a risk of product liability. Although the Company maintains product liability insurance at coverage levels which it believes are adequate, there is no assurance that, if the Company were to incur substantial liability for product liability claims, insurance would provide adequate coverage against such liability.

                                      -7-
<PAGE 8>


                    VALLEY FORGE SCIENTIFIC CORP.



PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDING

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


        (a)     Exhibits

                None.

        (b)     Reports on Form 8-K

                The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                      -8-

<PAGE 9>

                    VALLEY FORGE SCIENTIFIC CORP.

                              SIGNATURES


        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 VALLEY FORGE SCIENTIFIC CORP.


Date:   February 12, 1999        By: /s/ Jerry L. Malis
                                     Jerry L. Malis, President
                                     (principal financial officer)