Form 10-Q
period 1999-03-31
VALLEY FORGE SCIENTIFIC CORP
filed 1999-05-14
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


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

                        Yes   X        No _____

At May 10, 1999 there were 8,234,509 shares outstanding of the Registrant's no par value Common Stock.










                    VALLEY FORGE SCIENTIFIC CORP.

                          INDEX TO FORM 10-Q

                            March 31, 1999



                                                                  Page
                                                                 Number

PART I - FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS:

       Balance Sheets - March 31, 1999 and September 30, 1998.     1

       Statements of Operations for the three and six months
        ended March 31, 1999 and March 31, 1998.                   2


       Statements of Cash Flows for the six months
        ended March 31, 1999 and March 31, 1998.                   3


       Notes to Financial Statements.                              4


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.               5


PART II - OTHER INFORMATION                                        8













                                 (i)
<PAGE 1>



                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                              BALANCE SHEETS

                                                     MARCH 31,        SEPTEMBER 30,
                                                       1999               1998
                                                    (UNAUDITED)        (AUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents                      $   433,766        $   873,757
    Accounts receivable - trade (net)                1,317,938            911,158
    Inventory                                        1,315,887          1,204,980
    Prepaid items and other current assets             129,973             68,996
    Recoverable income taxes                              -                 4,636
    Current portion of deferred income tax benefit     169,380            152,983
                                                     ---------          ---------
           Total Current Assets                      3,366,944          3,216,510

Property, Plant and Equipment, net of
   Accumulated Depreciation                            222,697            229,687
Intangible Assets, net of Accumulated Amortization     707,700            753,542
Other Assets                                             4,472              4,472
                                                     ---------          ---------
       Total Assets                                 $4,301,813         $4,204,211
                                                     =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses           $  274,103         $  160,607
    Income taxes payable                                 4,775                513
                                                     ---------          ---------
       Total Current Liabilities                       278,878            161,120

 Deferred Income Taxes Payable                          19,370             18,445
                                                     ---------          ---------
       Total Liabilities                               298,248            179,565

 Commitments and Contingencies

 Stockholders' Equity:
    Preferred stock                                       -                  -
    Common stock (no par, 10,000,000 shares
     authorized, 8,234,509 and 8,229,384 shares
     issued and outstanding at March 31, 1999 and
     September 30, 1998, respectively)               4,067,530          4,055,558
    Retained earnings (deficit)                        (63,995)           (30,912)
                                                     ---------          ---------
       Total Stockholders' Equity                    4,003,565          4,024,646
                                                     ---------          ---------
       Total Liabilities and Stockholders' Equity   $4,301,813         $4,204,211
                                                     =========          =========

                                       -1-

<PAGE 2>

              VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                           MARCH 31,              MARCH 31,
                                       1999        1998       1999        1998

 Net Sales                         $  893,083  $  848,083  $1,845,621  $1,684,530
 Cost of Sales                        492,171     449,113     990,057     893,746
                                    ---------   ---------   ---------   ---------
 Gross Profit                         400,998     398,970     855,564     790,784

 Other Costs:
   Selling, general and
     administrative                   342,348     359,622     712,102     741,820
   Research and development            76,306      69,893     154,637     156,833
   Amortization                        22,920      22,556      45,840      45,111
                                    ---------   ---------   ---------   ---------
       Total Other Costs              441,680     452,071     912,579     943,564
                                    ---------   ---------   ---------   ---------
 Income (Loss) from Operations        (40,682)    (53,101)    (57,015)   (152,780)

 Other Income:
   Interest income                      7,694       6,081      17,388      13,483
                                    ---------   ---------   ---------   ---------
 Income (Loss) before Income Taxes    (32,988)    (47,020)    (39,627)   (139,297)

 Provision for(Benefit of)
   Income Taxes                        (6,345)    (13,091)     (6,574)    (44,397)
                                    ---------   ---------   ---------   ---------
 Net Income (Loss)                 $  (26,643) $  (33,929) $  (33,053) $  (94,900)
                                    =========   =========   =========   =========

 Earnings (Loss) Per Share:
  Basic earnings (loss) per
     common share                  $     (.00) $     (.00) $     (.00) $     (.01)
                                    =========   =========   =========   =========
  Diluted earnings (loss) per
     common share                  $     (.00) $     (.00) $     (.00) $      (.01)
                                    =========   =========   =========   =========
  Basic common shares outstanding   8,234,509   8,229,384   8,234,509   8,229,384

  Diluted common shares outstanding 8,234,509   8,229,384   8,234,509   8,229,384

                                      -2-

<PAGE 3>

              VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                         STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED MARCH 31,

                                                       1999               1998

 Cash Flows from Operating Activities:
   Net loss                                         $  (33,053)        $  (94,900)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                      68,167             68,506

     Changes in assets and liabilities, net of
      effect from:
       Decrease (increase) in accounts receivable     (406,780)            12,837
       Decrease (increase) in inventory               (110,907)            31,137
       Decrease (increase) in recoverable income
         taxes                                           4,636            (22,941)
       Increase in deferred income tax benefit         (16,397)           (15,907)
       Increase in prepaid items and other
         current assets                                (60,977)            (7,848)
       Increase in accounts payable and accrued
         expenses                                      113,496             90,996
       Increase in income taxes payable                  4,262               -
       Increase (decrease) in deferred income
         taxes payable                                     925             (5,547)
                                                     ---------          ---------
         Net cash provided by (used in) operating
          activities                                  (436,628)            56,333
                                                     ---------          ---------
 Cash Flows from Investing Activities:
   Purchase of property, plant and equipment           (15,335)            (5,853)
                                                     ---------          ---------
         Net cash used in investing activities         (15,335)            (5,853)
                                                     ---------          ---------
 Cash Flows from Financing Activities:
   Proceeds from exercise of stock options              11,972               -
                                                     ---------          ---------
         Net cash provided by financing activities      11,972               -
                                                     ---------          ---------
 Net Increase(Decrease)in Cash and Cash Equivalents   (439,991)            50,480

 Cash and Cash Equivalents, beginning of period        873,757            632,904
                                                     ---------          ---------
 Cash and Cash Equivalents, end of period           $  433,766         $  683,384
                                                     =========          =========
 Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Income taxes                                     $     -            $     -
                                                     =========          =========
   Interest                                         $     -            $     -
                                                     =========          =========

                                      -3-

<PAGE 4>

              VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1999 AND 1998



1. Valley Forge Scientific Corp. ("VFSC") is engaged in the business of developing, manufacturing and selling medical devices and products. The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiaries, Diversified Electronics Co., Inc. and Valley Consumer Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. The September 30, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and the statements of operations for the three and six months ended
     March 31, 1999 and 1998 and the statements of cash flows for the six months ended March 31, 1999 and 1998.

     The statements of operations for the three and six months ended March 31, 1999 and 1998 are not necessarily indicative of results for the full year.

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

                                      -4-
<PAGE 5>

                    VALLEY FORGE SCIENTIFIC CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Results of Operations for the Three and Six Months Ended
March 31, 1999 Compared to the Three and Six  Months Ended March 31,
1998.

        Sales of $893,083 for the three months ended March 31, 1999 were 5% greater than sales of $848,083 for the three months ended March 31, 1998 and sales of $1,845,621 for the six months ended March 31, 1999 were 10% greater than sales of $1,684,530 for the six months ended March 31, 1998. Johnson & Johnson Professional, Inc. ("J&J"), our principal customer, accounted for 97% of sales for the three months, and 94% for the six months, ended March 31, 1999 as compared to 94% for the three months, and 95% for the six months, ended March 31, 1998.

        Bipolar electrosurgical systems and irrigation systems accounted for 42% of our sales for the three months, and 52% of our sales for the six months, ended March 31, 1999. Disposable C/T Sets and bipolar cords accounted for 54% of our sales for the three months, and 45% of our sales for the six months, ended March 31, 1999. Disposable instrumentation sales, which principally reflected sales in the field of gynecology, accounted for 4% of our sales for the three and six months ended March 31, 1999.

        Bipolar electrosurgical systems and irrigation systems accounted for 60% of our sales for the three months, and 64% of sales for the six months, ended March 31, 1998. Disposable C/T Sets and bipolar cords accounted for 40% of our sales for the three months, and 36% or our sales for the six months, ended March 31, 1998.

        Gross profit was $400,998, or 45% of sales, for the three months ended March 31, 1999 and $855,564, or 46% of sales, for the six months ended March 31, 1999, as compared to gross profit of $398,970, or 47% of sales, for the three months ended March 31, 1998 and $790,784, or 47% of sales, for the six months ended March 31, 1998. The change in the gross profit margin was primarily due to a change in the product mix.

        Selling, general and administrative expenses decreased by 5% to $342,348 for the three months ended March 31, 1999 from $359,622 for the three months ended March 31, 1998 and decreased by 4% to $712,102 for the six months ended March 31, 1999 from $741,820 for the six months ended March 31, 1998. The decrease was primarily due to a decrease in salary expense during the three and six months ended March 31, 1999.

        We continued our commitment to research and development. Research and development expenses were $76,306 for the three months, and $154,637 for the six months, ended March 31, 1999 as compared to $69,893 for the three months, and $156,833 for the six months, ended March 31, 1998. Research and development included the continued development of the Malis Bipolar Lesion Generator and disposable lesion electrodes, which we are preparing for sale to J&J. We also completed development of our BiDent generator and the first group of its disposable instrumentation for use in the field of dentistry and completed and released to J&J the first five of eight neurosurgical disposable instruments.

        Our loss from operations decreased to $40,682 for the three months, and decreased to $57,015 for the six months, ended March 31, 1999 as compared to a loss from operations of $47,020 for the three months, and $152,780 for the six months, ended March 31, 1998. Our benefit of income taxes was $6,345 for the three months, and $6,574 for the six months, ended March 31, 1999 as compared to $13,091 for the three months ended March 31, 1998 and $44,397 for the six months ended March 31, 1998.

<PAGE 6>

         As a result of the foregoing, our net loss decreased to $26,653 for the three months, and decreased to $33,929 for the six months, ended March 31, 1999, as compared to a net loss of $33,929 for the three months, and $94,900 for the six months, ended March 31, 1998. Loss per basic and diluted common share was $0.00 for the three and six months ended March 31, 1999 as compared to a net loss per basic and diluted share of $0.00 for the three months ended March 31, 1998 and $0.01 for the six months ended March 31, 1998.

Liquidity and Capital Resources

        The primary measures of our  liquidity are cash balances
(including short-term investments), accounts receivable and inventory balances, as well as our borrowing ability. During the six months ended March 31, 1999, our working capital increased by $32,676 to $3,088,066.

        We used $436,628 in operating activities for the first six months of fiscal 1999 principally from an increase of $406,780 in accounts receivable and an increase in inventory of $110,907, offset by an increase in accounts payable and accrued expenses of $113,496 The increase in accounts receivable was primarily due to sales in the later part of the quarter ended March 31, 1999. The increase in inventory was primarily due to anticipated production demands in subsequent quarters. Investing activities for the first six months of fiscal 1999 used a total of $15,335 for the purchase of property and equipment.

        We received $11,972 from the exercise of employee stock options during the three months ended March 31, 1999. Cash decreased by $439,991 in the first six months of fiscal 1999, resulting in a balance of $433,766 in our cash and cash equivalents at March 31, 1999.

        For the six months ended March 31, 1998, we provided $56,333 from operating activities and used $5,853 for the purchase of property and equipment.

        We have no long-term debt. We believe that we have available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms.

FORWARD LOOKING STATEMENTS

        The information provided in this report may contain forward looking statements or statements which arguably imply or suggest certain things about our future. These include, but are not limited to statements about: (1) any competitive advantage we may have as a result of our installed base of electrosurgical generators in the field of neurosurgery; (2) our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; and (3) the anticipated success of certain recently introduced products or products scheduled to be released in the near future for use in neurosurgery, other surgical disciplines, and the dental market. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. Investors are advised to review the Additional Cautionary Statements section below for more information about risks that could affect the financial results of Valley Forge Scientific Corp. ("Valley Forge").

ADDITIONAL CAUTIONARY STATEMENTS

Competition and Risk of Obsolescence from Technological Advances

         The markets in which Valley Forge's products compete are characterized by continuing technical innovation and increasing competition. Some surgical procedures which utilize or could utilize our products could potentially be replaced or reduced in importance by alternative medical procedures or new drugs which may adversely affect our business.

<PAGE 7>

Product Acceptance and New Products

         Valley Forge's growth depends in part on the acceptance of our products in the marketplace, the market penetration achieved by the companies which we have contracted with, and rely on, to distribute our products, and our ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products Valley Forge introduces, or has introduced, will be widely accepted by the marketplace, or that companies which Valley Forge has contracted to distribute our products will achieve market penetration in the surgical disciplines and markets outside of neurosurgery. Our failure to continue to introduce new products or gain wide spread acceptance of our products would adversely affect our operations.

Government Regulation

         The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. Although we have not experienced any substantial regulatory delays to date, there is no assurance that delays will not occur in the future, which could have a significant adverse effect on our ability to introduce new products on a timely basis. Regulatory agencies periodically inspect Valley Forge's manufacturing facilities to ascertain compliance with "good manufacturing practices" and can subject approved products to additional testing and surveillance programs. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal penalties. While we believe that we are currently in compliance, if we fail to comply with regulatory requirements, it could have an adverse effect on the our results of operations and financial condition.

Uncertainties within the Health Care Markets

         Political, economic and regulatory influences are subjecting the health care industry in the United States to rapid, continuing and fundamental change. Although Congress has not passed comprehensive health care reform legislation to date, it is believed that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Responding to increased costs and to pressure from the government and from insurance companies to reduce patient charges, health care providers have demanded, and in many cases received, reduced prices on medical devices and instrumentation. These customers are expected to continue to demand lower prices in the future. Valley Forge cannot predict what impact the adoption of any federal or state health care reform measures, private sector reform or market forces may have on our business. However, pricing pressure is expected to continue to adversely affect profit margins.

Product Liability Risk

         Valley Forge's products involve a risk of product liability. Although we maintain product liability insurance at coverage levels which we believe are adequate, there is no assurance that, if we were to incur substantial liability for product liability claims, insurance would provide adequate coverage against such liability.

<PAGE 8>


                    VALLEY FORGE SCIENTIFIC CORP.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       (A)  EXHIBITS

        None.

       (B)  REPORTS ON FORM 8-K

       The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1999.

<PAGE 9>

                    VALLEY FORGE SCIENTIFIC CORP.

                              SIGNATURES


       Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     VALLEY FORGE SCIENTIFIC CORP.


Date:  May 13, 1999                   By:  /s/ Jerry L. Malis
                                           ---------------------
                                           Jerry L. Malis, President
                                          (principal financial officer)