Form 10-Q
period 1999-06-30
VALLEY FORGE SCIENTIFIC CORP
filed 1999-08-10
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999


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

                        Yes   X        No _____

At August 9, 1999 there were 8,234,509 shares outstanding of the Registrant's no par value Common Stock.










                    VALLEY FORGE SCIENTIFIC CORP.

                          INDEX TO FORM 10-Q

                            June 30, 1999



                                                                      Page
                                                                     Number

PART I - FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS:

       Balance Sheets - June 30, 1999 and September 30, 1998.          1

       Statements of Operations for the three and nine months
        ended June 30, 1999 and June 30, 1998.                         2


       Statements of Cash Flows for the nine months
        ended June 30, 1999 and June 30, 1998.                         3


       Notes to Financial Statements.                                  4


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.                   5


PART II - OTHER INFORMATION                                            9

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    9

       ITEM 5.  DEADLINE FOR SUBMISSION OF STOCKHOLDER PROPOSALS       9

       ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                       9




                                     (i)



<PAGE  1>

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                                BALANCE SHEETS

                                                JUNE 30,         SEPTEMBER 30,
                                                 1999                1998
                                               -----------       -------------
                                               (UNAUDITED)         (AUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                   $   834,734        $   873,757
   Accounts receivable - trade (net)             1,102,802            911,158
   Inventory                                     1,246,987          1,204,980
   Prepaid items and other current assets          102,367             68,996
   Recoverable income taxes                           -                 4,636
   Current portion of deferred income tax benefit  180,015            152,983
                                                  --------          ---------
      Total Current Assets                       3,466,905          3,216,510

Property, Plant and Equipment, net of
 Accumulated Depreciation                          211,905            229,687
Intangible Assets, net of Accumulated
    Amortization                                   684,780            753,542
Other Assets                                         4,472              4,472
                                                 ---------          ---------

      Total Assets                              $4,368,062         $4,204,211
                                                 =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable and accrued expenses       $   219,454        $   160,607
   Income taxes payable                             46,887                513
                                                  --------           --------
      Total Current Liabilities                    266,341            161,120
                                                  --------           --------
Deferred Income Taxes Payable                       23,628             18,445
                                                  --------           --------
      Total Liabilities                            289,969            179,565
                                                  --------           --------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock                                    -                  -
   Common stock (no par, 10,000,000 shares
    authorized, 8,234,509 and 8,229,384 shares
    issued and outstanding at June 30, 1999 and
    September 30, 1998)                          4,051,134          4,055,558
   Retained earnings (deficit)                      26,959            (30,912)
                                                 ---------          ---------
      Total Stockholders' Equity                 4,078,093          4,024,646
                                                 ---------          ---------
      Total Liabilities and Stockholders'
            Equity                              $4,368,062         $4,204,211
                                                 =========          =========

                                     -1-

<PAGE 2>


                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                         JUNE 30,                       JUNE 30,
                                    ------------------             -----------------
                                    1999         1998              1999          1998
                                    ----         ----              ----          ----

Net Sales                       $1,151,443    $1,122,371        $2,997,064    $2,806,901
Cost of Sales                      562,586       602,954         1,552,643     1,496,700
                                 ---------     ---------         ---------     ---------

Gross Profit                       588,857       519,417         1,444,421     1,310,201
                                 ---------     ---------         ---------     ---------

Other Costs:
 Selling, general and
   administrative                  362,523       423,001         1,074,625     1,164,618
 Research and development           83,122        72,471           237,759       229,304
 Amortization                       22,921        22,555            68,761        67,666
                                 ---------     ---------         ---------     ---------

   Total Other Costs               468,566       518,027         1,381,145     1,461,588
                                 ---------     ---------         ---------     ---------

Income (Loss) from Operations      120,291         1,390            63,276      (151,387)

Other Income:
       Interest income               6,367         6,436            23,755        19,919
                                 ---------     ---------         ---------     ---------

Income (Loss) before Income Taxes  126,658         7,826             87,03      (131,468)

Provision for (Benefit of)
  Income Taxes                      35,734         3,218            29,160       (41,179)
                                 ---------     ---------         ---------     ---------
Net Income (Loss)              $    90,924    $    4,608        $   57,871   $   (90,289)
                                 =========     =========         =========     =========

Earnings (Loss) Per Share:
 Earnings (loss)
     per common share          $       .01    $      .00        $      .01   $      (.01)
                                 =========     =========         =========    ==========

 Earnings (loss)
     per common share -
      assuming dilution        $       .01    $      .00         $     .01   $      (.01)
                                 =========     =========          ========    ==========

 Common shares outstanding       8,229,509     8,229,384         8,229,509     8,229,384

 Common shares outstanding-
  assuming dilution              8,229,509     8,229,384         8,229,509     8,229,384

                                      -2-

<PAGE  3>




                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JUNE 30,

                                                     1999             1998
                                                     ----             ----

Cash Flows from Operating Activities:
 Net income (loss)                                $  57,871       $ (90,289)
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
   Depreciation and amortization                    101,878         101,310
   Changes in assets and liabilities, net of
    effect from:
     Increase in accounts receivable               (191,644)       (192,662)
     Decrease (increase) in inventory               (42,007)        108,284
     Decrease (increase) in recoverable income taxes  4,636         (15,709)
     Increase in deferred income tax benefit        (27,032)        (22,697)
     Decrease (increase) in prepaid items and other
      current assets                                (33,371)         17,227
     Increase (decrease) in accounts payable and
      accrued expenses                               58,848          33,016
     Increase in income taxes payable                46,374             -
     Increase (decrease) in deferred income
      taxes payable                                   5,183          (2,774)
                                                   --------        --------

      Net cash used in operating
       activities                                   (19,264)        (64,294)
                                                   --------        --------

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment          (15,335)         (5,853)
                                                   --------        --------

    Net cash used in investing activities           (15,335)         (5,853)
                                                   --------        --------
Cash Flows from Financing Activities:
 Proceeds from exercise of stock options             11,972            -
 Purchase and retirement of common stock            (16,396)           -
                                                   --------        --------
    Net cash used in financing activities            (4,424)           -
                                                   --------        --------

Net Decrease in Cash and Cash Equivalents           (39,023)        (70,147)

Cash and Cash Equivalents, beginning of period      873,757         632,904
                                                   --------        --------

Cash and Cash Equivalents, end of period          $ 834,734       $ 562,757
                                                   ========        ========
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Income taxes                                    $    -          $    -
                                                   ========        ========
  Interest                                        $    -          $    -
                                                   ========        ========

                                      -3-


<PAGE  4>

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998



  1. Valley Forge Scientific Corp. ("VFSC") is engaged in the business of developing, manufacturing and selling medical devices and product The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiaries, Diversified Electronics Co., Inc. and Valley Consumer Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

  2. The September 30, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and the statements of operations for the three and nine months ended June 30, 1999 and 1998 and the statements of cash flows for the nine months ended June 30, 1999 and 1998.

        The statements of operations for the three and nine months ended June 30, 1999 and 1998 are not necessarily indicative of results for the full year.

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

<PAGE  5>

                     VALLEY FORGE SCIENTIFIC CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Results of Operations for the Three and Nine Months Ended
June 30, 1999 Compared to the Three and Nine  Months Ended June 30,
1998.

        Sales of $1,151,443 for the three months ended June 30, 1999 were 3% greater than sales of $1,122,371 for the three months ended June 30, 1998 and sales of $2,997,064 for the nine months ended June 30, 1999 were 7% greater than sales of $2,806,901 for the nine months ended June 30, 1998. Johnson & Johnson Professional, Inc. ("J&J"), our principal customer, accounted for 98% of sales for the three months, and 95% for the nine months, ended June 30, 1999.

        In the latter part of the third quarter of 1999, we commenced shipment of the first five styles of disposable bipolar neurosurgical instruments to J&J pursuant to our existing distributing agreement. Shipments of these styles of disposable instruments, as well as four additional styles of instruments, are expected to have a greater impact on revenue in the fourth quarter of fiscal 1999.

        Initial samples of the Bident bipolar electrosurgical generators for use in the field of dentistry were shipped in the latter part of the third quarter of 1999. While these shipments had an insignificant effect on revenues for the third quarter of fiscal 1999, sales of additional sample units, as well as production units of the generators and associated disposable bipolar electrosurgical instruments, are expected to have a greater impact on revenue in the fourth quarter of fiscal 1999.

        Bipolar electrosurgical systems and irrigation systems accounted for 52% of our sales for the three months and nine months ended June 30, 1999. Disposable C/T Sets and bipolar cords accounted for 39% of our sales for the three months, and 42% of our sales for the nine months, ended June 30, 1999. Disposable instrumentation sales, which reflected sales in the field of gynecology and the commencement of sales in the field of neurosurgery in the latter part of the third quarter of 1999, accounted for 7% of our sales for the three months, and 5% of our sales for nine months ended June 30, 1999.

        Gross profit was $588,857, or 51% of sales, for the three months ended June 30, 1999 and $1,444,421, or 48% of sales, for the nine months ended June 30, 1999, as compared to gross profit of $519,417, or 46% of sales, for the three months ended June 30, 1998 and $1,310,201, or 47% of sales, for the nine months ended June 30, 1998. The increase in the gross profit margin was primarily due to a change in the product mix.

        Selling, general and administrative expenses decreased by 14% to $362,523 for the three months ended June 30, 1999 from $423,001 for the three months ended June 30, 1998 and decreased by 8% to $1,074,625 for the nine months ended June 30, 1999 from $1,164,615 for the nine months ended June 30, 1998. The decrease was primarily due to a decrease in salary expense during the three and nine month periods ended June 30, 1999, primarily attributed to Thomas J. Gilloway, Executive Vice President of the Company, reducing the time devoted to the Company's business due to a medical condition.

        Research and development expenses increased by 15% to $83,122 for the three months, and by 4% to $237,759 for the nine months, ended June 30, 1999. Research and development included the completion of development of the Malis Bipolar Lesion Generator and certain disposable lesion electrodes.

<PAGE  6>

        We had income from operations of $120,291 for the three months, and $63,276 for the nine months, ended June 30, 1999 as compared to income from operations of $1,390 for the three months ended June 30, 1998 and a loss from operations of $151,387 for the nine months ended June 30, 1998. Provision for income taxes was $35,734 for the three months, and $29,160 for the nine months, ended June 30, 1999 as compared to income taxes of $3,218 for the three months ended June 30, 1998 and a benefit of income taxes of $41,179 for the nine months ended June 30, 1998.

         As a result of the foregoing, we had net income of $90,924 for the three months, and $57,871 for the nine months, ended June 30, 1999 as compared to net income of $4,608 for the three months ended June 30, 1998, and a net loss of $90,289 for the nine months ended June 30, 1998. Income per basic and diluted common share was $.01 for the three months and nine months ended June 30, 1999 as compared to income per basic and diluted common share of $.00 for the three months ended June 30, 1998 and a loss per basic and diluted share of $.01 for the nine months ended June 30, 1998.

Liquidity and Capital Resources

        The primary measures of our liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as our borrowing ability. During the nine months ended June 30, 1999, our working capital increased by $145,174 to $3,200,564.

        We used $19,264 in operating activities for the first nine months of fiscal 1999 principally from an increase of $191,644 in accounts receivable and an increase in inventory of $42,007, offset by an increase in accounts payable and accrued expenses of $58,848, an increase in income taxes payable of $46,374 and the Company's net income, as adjusted for noncash items. The increase in accounts receivable was due to normal market conditions. Investing activities for the first nine months of fiscal 1999 used a total of $15,335 for the purchase of property and equipment.

        During the nine months ended June 30, 1999, we received $11,972 from the exercise of employee stock options. In addition, during the three months ended June 30, 1999, we repurchased 5,000 shares of our common stock for $16,396 pursuant to a stock repurchase program we announced on May 13, 1999. All 5,000 shares are in the process of being retired. Cash decreased by $39,023 in the first nine months of fiscal 1999, resulting in a balance of $834,734 in our cash and cash equivalents at June 30, 1999.

        For the nine months ended June 30, 1998, we used $64,294 for operating activities and used $5,853 for the purchase of property and equipment.

        We have no long-term debt. We believe that we have available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms.


YEAR 2000 COMPLIANCE

        As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the Year 2000 and beyond. The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. The Company has completed an upgrade of this software package for Year 2000 compliance. Other systems have been assessed, and have been replaced, modified or plans have been developed and are being implemented to make the necessary modifications to be Year 2000 compliant by December 1999. The

<PAGE  7>

financial impact of making the required system changes for Year 2000 compliance are not expected to have a material effect on the Company's financial statements.

        The Company is continuing its process of formal communication with its significant suppliers, customers and service providers to quantity the effects of their noncompliance. The Company's goal is to complete all phases of its review and to be Year 2000 compliant by December 1999. Any Year 2000 compliance problems with either the Company, its suppliers, its service providers or its customers could result in a material adverse effect on the Company's financial condition and operating results. There can be no assurance that further assessment of the Company's suppliers, data processing systems and customers will address all issues of Year 2000 compliance.


FORWARD LOOKING STATEMENTS

        The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that Valley Forge Scientific Corp. ("Valley Forge") "believes", "anticipates", "expects", or "plans to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include, but are not limited to statements about: (1) any competitive advantage we may have as a result of our installed base of electrosurgical generators in the field of neurosurgery; (2) our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; and (3) the anticipated success of certain recently introduced products or products scheduled to be released in the near future for use in neurosurgery, other surgical disciplines, and the dental market. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. The Company does not intend to update these forward looking statements. Investors are advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect the financial results of Valley Forge.

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

Product Acceptance and New Products

        Valley Forge's growth depends in part on the acceptance of our products in the marketplace, the market penetration achieved by the companies which we have contracted with, and rely on, to distribute our products, and our ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products Valley Forge introduces, or has introduced, will be widely accepted by the marketplace, or that companies which Valley Forge has contracted to distribute our products will continue to achieve market penetration in the field of neurosurgery and achieve market penetration in the surgical disciplines and markets outside of neurosurgery. Our failure to continue to introduce new products or gain wide spread acceptance of our products would adversely affect our operations.

<PAGE  8>

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

<PAGE  9>


PART II. OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------
        At the Annual Meeting of Shareholders held on June 30, 1999, the following matters were adopted by the margins indicated:

     1. The following directors were elected for a one year term until their successors are duly elected and qualifies:

             Jerry L. Malis:          FOR 6,377,088; AGAINST 277,486; Abstain 0
             Thomas J. Gilloway       FOR 6,377,088; AGAINST 277,486; Abstain 0
             Leonard I. Malis         FOR 6,376,588; AGAINST 277,986; Abstain 0
             Bruce L. Murray          FOR 6,376,888; AGAINST 277,686; Abstain 0
             Bernard H. Shuman        FOR 6,376,588; AGAINST 277,986; Abstain 0
             Robert H. Dick           FOR 6,377,088; AGAINST 277,486; Abstain 0

     2. To amend the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock, no par value, from 10,000,000 shares to 20,000,000 shares.

                FOR              6,392,104
                AGAINST            209,570
                ABSTAIN             52,900

ITEM 5.         DEADLINE FOR SUBMISSION OF STOCKHOLDER PROPOSALS

        The deadline for submission of stockholder proposals pursuant to Rule 14a-18 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), for inclusion in the Company's proxy statement for its 2000 Annual Meeting of Stockholders is September 30, 1999. After December 14, 1999, notice to the Company of a stockholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the person named in proxies solicited by the Board of Directors of the Company for its 2000 Annual Meeting of Stockholders may exercise discretionary authority voting power with respect to any such proposal as to which the Company does not receive timely notice.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

        (A)  EXHIBITS

                None

        (B) CURRENT REPORTS ON FORM 8-K

        Form 8-K, dated May 13, 1999, listing Item 5 - Other Events, regarding the news release that Board of Directors had authorized the repurchase of up to 200,000 of the Company's shares of common stock, no par value.

<PAGE  10>

                    VALLEY FORGE SCIENTIFIC CORP.

                              SIGNATURES


        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 VALLEY FORGE SCIENTIFIC CORP.


Date:   August 9,  1999          By:  /s/ Jerry L. Malis
                                      --------------------
                                      Jerry L. Malis, President
                                     (principal financial officer)