Form 10-K
period 1999-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 1999-12-29
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K
(MARK ONE)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 1999.
                                  OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]
For the transition period from ____________________ to ________________

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

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing bid and ask prices as reported by the Nasdaq system on December 22, 1999 was $19,031,065.

At December 22, 1999 there were 8,217,309 shares of the Registrant's Common Stock outstanding.

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

<PAGE 3>

                                PART I

ITEM 1. BUSINESS

NATURE OF BUSINESS

        Valley Forge Scientific Corp. and its subsidiaries (collectively referred to as the "Company") is principally engaged in the development and manufacture of medical devices and other health care products. The Company is a leading manufacturer of bipolar electrosurgical products. Through its new generation of products, the Company is broadening the market for its products from neurosurgery to other surgical disciplines. The Company sells its products to or through national and international distributors, which include affiliates of major medical products companies. The Company was incorporated in the Commonwealth of Pennsylvania on March 27, 1980.

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

        The Company has developed disposable bipolar instruments which are to be used with the Company's bipolar electrosurgical generators for hospital and office procedures in the fields of neurosurgery, gynecology, dentistry, arthroscopy, general and laparoscopic surgery, plastic surgery, and ear, nose and throat and maxillofacial surgery. These instruments are available in variety of sizes, tip configurations and shapes, which allow the practitioner to perform essentially bloodless procedures in each of the foregoing disciplines. The disposable bipolar instruments are connected to the bipolar electrosurgical generator through a single-use bipolar cord or bipolar cord/irrigation tubing set ("C/T Set"), which are sold by the Company.

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

     Of the Company's sales of $3,721,528 in fiscal 1999, approximately 96% were made to Codman & Shurtleff, Inc. ("Codman"), formerly known as Johnson & Johnson Professional, Inc., as compared to 93% and 92% in fiscal 1998 and 1997, respectively. The bipolar electrosurgical systems and the irrigation system accounted for approximately 54% of the Company's sales in fiscal 1999 and approximately 64% and 76%

* A registered trademark of Dr. Leonard I. Malis of the sales in fiscal 1998 and 1997, respectively. Sales of C/T Sets and bipolar cord sets accounted for approximately 42% of the Company's sales in fiscal 1999 and approximately 33% and 21% in 1998 and 1997, respectively. Sales of disposable instruments accounted for approximately 5% of the Company's sales in fiscal 1999 and approximately 2% of the Company's sales in fiscal 1998.

DEVELOPMENTS

     The Company's sales for the fourth quarter of fiscal 1999 were adversely affected by the Company and Codman not agreeing to an extension to their existing distribution agreement until after the end of fiscal 1999. In November 1999, the Company and Codman entered into a second extension to the distribution agreement under which: (i) the term was extended from December 31, 1999 to December 31, 2000; (ii) Codman agreed to make minimum purchases of the Company's established products (excluding new products) in the amount of $3,500,000 for calender year 2000; (iii) the minimum purchase requirements for calendar 1999, which applied to both established and new products, was modified to apply only to established products, and the dollar amount of minimum purchases was accordingly reduced from $5,000,000 to $3,500,000; and (iv) Codman agreed to make purchases of the Company's new products, including the lesion generator and its associated disposable electrodes and disposable bipolar surgical instruments, for the remainder of calendar year 1999 and calendar year 2000 in quantities and in accordance with schedules and terms mutually agreed upon by the parties.

        In the fourth quarter of fiscal 1999, the Company completed development of a high-precision bipolar lesion generator for the treatment of Parkinson's disease, movement disorders and chronic peripheral pain syndrome. The generator and its associated disposable electrodes are considered new products under the extended distribution agreement with Codman.

        In October 1998, the Company entered into a supply and distribution agreement with Bident International, L.L.C., an affiliate of Garfield Refining Company, for the sale of the BIDENT bipolar electrosurgical generator and related disposable instrumentation and accessory products in the field of Dentistry. In the third quarter of 1999, the Company commenced shipments of samples of the generator and bipolar dental instruments. After shipment of the samples, the Company made certain design changes to the generator in order to better facilitate its use in dental offices. These changes were completed subsequent to the end of fiscal 1999.

        The Company amended its Articles of Incorporation on August 26, 1999 to increase the number of authorized shares of the Company's common stock, no par value, from 10,000,000 shares to 20,000,000 shares. The amendment was approved by the shareholders at the Annual Meeting of Shareholders held on June 30, 1999.

PRODUCTS

        The Company's business constitutes a single business segment.

        BIPOLAR ELECTROSURGICAL SYSTEMS

        MALIS* CMC-III High Power Bipolar Cutting/Coagulation System. This third generation system was first introduced into the neurosurgery market by Codman in October 1991. The MALIS* CMC-III High Power Cutting/Coagulation System provides high power in the cutting mode and allows the surgeon to cut through any tissue.

        MALIS* CMC-III -IEC Bipolar Cutting/Coagulation System. This system incorporates the same features as the MALIS* CMC-III, with certain modifications in order to meet the current standards for marketing the unit worldwide. The unit has received IEC-601 certification and bears the international "CE" mark. This unit is marketed by Codman under an existing distribution agreement

        VFS 200 Bipolar System. This system is now being marketed under the MALIS* CMC- III- IEC trade name by Codman. The system is used in magnetic imaging therapy, which uses magnetic resonance imaging equipment in conjunction with operative procedures, generally a tumor biopsy. To the Company's knowledge, the VFS 200, with its unique circuitry, is the only electrosurgical system which can be used in the same room with MRI equipment.

        MALIS* Bipolar Synergy System. A 50 watt coagulator for neurosurgical use with updated coagulation technology. This system is marketed by Codman under an existing distribution agreement.

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

        BIDENT Bipolar Electrosurgical System for Dentistry. This generator has been developed for use by the dental practitioner, and is being marketed by Bident International, L.L.C., an affiliate of Garfield Refining Company, pursuant to a distribution agreement.

        DISPOSABLE INSTRUMENTATION

        Bipolar Electrosurgical Pen. The pen is a single-use instrument for tissue dissection for use in all areas of surgery.

        Bipolar Laparoscopic Instruments . The bipolar laparoscopic instruments are single-use instruments for tissue dissection and coagulation of blood vessels and tissue for use in the fields of gynecology and general surgery.

        Bipolar Loop Instruments. The bipolar loop instruments are single-use instruments with modifications of the alloy to provide faster and cleaner bipolar cutting for use in all areas of surgery.

        Bipolar Ball Instruments. The bipolar ball instruments are single use instruments used for coagulation of blood vessels and soft tissue in wet or dry surgical fields for use in all areas of surgery.

        Bipolar Dental Instruments. The bipolar dental instruments are single-use instruments in varying tip configurations designed for specific dental procedures.

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

     OTHER PRODUCTS

     MALIS* Bipolar Cord/Irrigation Tubing Set. A disposable coextruded bipolar forceps cord combined with an irrigation tubing set which simultaneously delivers electrical current and irrigation fluid to a surgical hand-held instrument. A new C/T Set is used for each surgical procedure. The C/T Set, which is marketed by Codman, is used in conjunction with the Company's bipolar electrosurgical systems, the irrigation system, and disposable instrumentation.

        Bipolar Cord Set. A single-use bipolar cord set which provides electrical current, without irrigation, from the Company's bipolar generators to the Company's disposable bipolar instruments.

        Titanium Surgical Mesh. Interwoven titanium used in neurosurgery for the repair of skull and spinal column defects, which is marketed by Codman.

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

        CPR Mask System. This is a single use disposable cardiopulmonary resuscitation (CPR) mask system. In 1996, the Company was granted a United States patent on the mask system.

        NEW PRODUCTS TO BE INTRODUCED INTO THE MARKET

        The Company has developed several new bipolar generators, which are based on the technology employed in the MALIS* High Power Bipolar Cutting and Coagulation System, as well as a bipolar accessory products which are to be used in conjunction with these new generators. These products are designed to be sold in the neurosurgery as well as in the orthopedic, laparoscopic, urology, gynecology, ear nose and throat, maxillofacial, and plastic surgery fields.

        Bi-Safe-II High Power Bipolar Cutter/Coagulator for OB/GYN Procedures. The Company has developed a unique high power bipolar cutter/coagulator for use in OB/GYN hospital procedures. This generator has features which are unique and are designed to reduce the time required for surgical procedures. The Company has received United States Food and Drug Administration ("FDA") permission to market the generator.

        VFS 300 High Power Bipolar Cutter/Coagulator. This unit has a technology which enables the physician to cut tissue and/or coagulate blood vessels while the electrodes are totally submerged in electrically conducted fluids, such as saline. The Company has received FDA permission to market this system and intends to market the system for use in arthroscopy and other surgical disciplines.

        MALIS* Bipolar Lesion Generation System.     The Company has
developed a bipolar lesion generation system which precisely controls interruption of nervous system pathways in order to alleviate symptoms of diseases such as Parkinsonism and other movement disorders, trigeminal neuralgia, and the pain of intractable cancer.

        MALIS* Disposable Lesion Electrodes.     The Company has
developed electrodes in various sizes and tip geometries for use in conjunction with the MALIS* Bipolar Lesion Generation System.

MANUFACTURING AND SUPPLIES

        Prior to August 31, 1994, the manufacturing, assembly and packaging of the Company's electrosurgical products were subcontracted to Diversified Electronic Corporation ("Diversified"), a specialty electronics manufacturer, which provided contract manufacturing and research and development to an established base of customers. On August 31, 1994, the Company vertically integrated the manufacturing, assembly and packaging of its electrosurgical generators by acquiring Diversified. Since August 31, 1994, Diversified Electronics Company, Inc. ("DEC"), a wholly owned subsidiary of the Company, has conducted the operations of Diversified. In 1998 and 1999, DEC concentrated its manufacturing efforts almost exclusively on the Company's products.

        The Company currently contracts the manufacturing of its bipolar C/T Set, bipolar cord set, and disposable bipolar instrumentation with third parties. Each product is currently manufactured by a single contract manufacturer. The Company and its contract manufacturers purchase product components from multiple sources.

        The Company's manufacturing process is subject to the regulatory requirements of the Federal Good Manufacturing Practice Regulations as promulgated by the FDA, which mandate detailed quality assurance and record-keeping procedures and subjects the Company to unscheduled periodic regulatory inspections. The Company conducts quality assurance audits throughout the entire manufacturing process to ensure that all medical products comply with the applicable government regulations.

MARKETING AND SALES

        The Company does not directly market or sell its principal products to end-users. Instead, the Company sells almost all of its products to or through national or international distributors which include affiliates of major medical products companies.

        In May 1991, the Company entered into a distribution agreement with Codman, under which Codman is granted the exclusive right to sell the Company's bipolar electrosurgical systems, irrigation system, C/T Sets, titanium surgical mesh and other products developed by the Company in the field of neurosurgery through December 31, 1998. Under the terms of the distribution agreement, Codman was required to purchase no less than $1,100,000 in 1994 and subsequent years. In September 1998, the term of this distribution agreement was extended by the Company to December 31, 1999 in exchange for Codman agreeing to make minimum purchases of all of the Company's products, both established and new, for calendar year 1999 in the amount of $5,000,000. In November 1999,the Company and Codman entered into a second extension to the distribution agreement under which: (i) the term was extended from December 31, 1999 to December 31, 2000;
(ii) Codman agreed to make minimum purchases of the Company's established products (excluding new products) in the amount of $3,500,000 for calender year 2000; (iii) the minimum purchase requirements for calendar 1999, which applied to both established and new products, was modified to apply only to established products, and accordingly the dollar amount of minimum purchases was reduced from $5,000,000 to $3,500,000; and
(iv) Codman agreed to make purchases of the Company's new products, including the lesion generator and disposable bipolar surgical instruments, for the remainder of calendar year 1999 and calendar year 2000 in quantities and in accordance with schedules and terms mutually agreed upon by the parties.

        For the 1999, 1998 and 1997 fiscal years, the Company had sales to Codman of $3,576,589, $3,616,778, and $3,659,557, respectively. Orders are generally filled on a current basis in each calendar year. Approximately 96% of the Company's sales were derived from sales to Codman in fiscal 1999 and approximately 93% and 92% of sales were made to Codman in fiscal 1998 and 1997, respectively. Under the terms of a development agreement with Codman, the Company agreed to pay Codman through December 31, 1998 a royalty of 2-1/2% of the net sales of the high power bipolar electrosurgical system and 2% of the net sales of the C/T Sets outside of the field of neurosurgery.

        The Company has entered into a supply and distribution agreement with Bident International, L.L.C., an affiliate of Garfield Refining Company, for the sale of the BIDENT bipolar generator and disposable bipolar dental instruments and accessory products in the field of Dentistry.

        The Company has entered into a supply and distribution agreement with Boston Scientific Corporation covering the exclusive sale of bipolar electrosurgical coagulators developed by the Company for use in the fields of gastroenterology and endoscopy for hospital, outpatient clinic and office based procedures involving flexible endoscopy through March 2002. Under the agreement, Boston Scientific Corporation has agreed to purchase the "Symmetry Endo-Bipolar Generator" and the new MINI-SYMMTM generator for worldwide distribution.

        In the fourth quarter of 1997, the Company entered into an exclusive, five-year worldwide supply and distribution agreement with BEI Medical Systems, Inc. ("BEI"). Under the agreement, BEI has agreed to distribute the Bi-Safe I and Bi-Safe II bipolar electrosurgical systems and the Company's single use bipolar instruments for use in gynecology and gynecological laparoscopic surgery in hospitals, outpatient clinics and physician offices. The Company is currently evaluating its future relationship with BEI.

        While the Company's products are sold in foreign markets by Codman, the Company is not aware of the amount of products which are sold in those markets. Prior to sales in certain foreign markets, the Company will need to comply with applicable foreign government regulations.

        The Company currently markets the surgical magnifying loupes and the surgical stool through independent distributors.

        The Company's business is not affected to any material extent by seasonal factors.


COMPETITION

        In the neurosurgery market, the Company believes that it is the principal manufacturer of bipolar electrosurgical systems. In other medical areas, the Company's generators and instruments will compete with both bipolar and monopolar generators and instruments, as well as products based on other technologies, such as laser devices.

        The Company believes the principal competitive factors are product features, ease of use and cost. The Company believes that the unique circuitry and patented waveform of the Company's bipolar electrosurgical systems are distinguished from bipolar electrosurgical systems sold by other entities. The Company also believes that its bipolar electrosurgical products offer enhanced capabilities and safety advantages as compared to monopolar generators and instruments.

        The medical device industry is intensely competitive in almost all segments and tends to be dominated in large, more mature markets by a relatively small group of large and well financed companies. The Company also competes with smaller, entrepreneurial companies. There can be no assurance that these or other companies will not succeed in developing technologies or products that are more effective than the Company's or that would render the Company's technology or products obsolete or uncompetitive.

        Monopolar Generators

        The principal manufacturer of monopolar electrosurgical systems (currently the standard electrosurgical device used in the general surgery fields) are Valleylab, an affiliate of U.S. Surgical Corporation (a subsidiary of Tyco Corporation).

        Disposable Instrumentation

        A number of major medical product companies, including U.S. Surgical Corporation (a subsidiary of Tyco Corporation), Ethicon, Inc. (a subsidiary of Johnson & Johnson), Bard Endoscopic (a division of C.R. Bard) and CONMED Corporation are selling laparoscopic or endoscopic instruments. For the most part, the electrosurgical products sold by these companies are monopolar devices. The Company also believes that a number of companies have developed or are developing bipolar devices for laparoscopic and other applications.

        Due to expected rapid growth in the market for minimally invasive surgical products, the Company anticipates that additional competitors will enter into the market. It also expects that there will be consolidation of existing competitors, including acquisitions of small companies by large medical products companies. This trend will mean increased competition for the Company.

RESEARCH AND DEVELOPMENT

        For the 1999, 1998 and 1997 fiscal years, the Company expended $301,078, $292,165, and $307,071, respectively, for research and development. The Company anticipates that it will continue to incur research and development costs in connection with development of products.

        As a result of the acquisition of Diversified, the Company's research and development has been conducted internally. Clinical testing of the products is conducted by physicians, including, Dr. Leonard I. Malis, a principal shareholder and director of the Company.

        In the 2000 fiscal year, the Company anticipates that it will fund all its research and development with current assets and revenues from operations.

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

PATENTS AND TRADEMARKS

        The Company owns two United States patents for bipolar electrosurgery relating to the circuitry employed by the Company's bipolar electrosurgical systems. The first of the patents was issued in 1986 and was expanded upon with a second patent issued in June 1994. The patents together cover 109 claims and are an important aspect of the Company's bipolar electrosurgical systems.

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

        In November 1995, the Company was issued a United States patent for its CPR Mask System.

        Dr. Leonard Malis has entered into an agreement with the Company to license the "MALIS" trademark to the Company, at no cost to the Company, to the extent the name has not been licensed to Codman.

EMPLOYEES

        At September 30, 1999, the Company and its subsidiaries had 30 full-time employees, including executive officers. The Company from time to time retains part-time employees, engineering consultants, scientists and other consultants. All full-time employees participate in the Company's health benefit plan.

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

ITEM 3. LEGAL PROCEEDINGS.

        As of September 30, 1999, there are no material pending legal proceedings to which the Company is a party or to which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal year 1999.

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

        The Company's common stock, no par value, is quoted on the Boston Stock Exchange under the symbol VLF, and traded in the over-the-counter market, and is included in the Nasdaq - Small Cap Issues under the symbol VLFG.

The table below sets forth the range of high and low closing bid quotations per share of Common Stock as reported on Nasdaq. Quotations represent prices between dealers and do not necessarily represent actual transactions. None of the prices shown reflect retail mark-ups, mark-downs, or commissions.

COMMON STOCK                              HIGH-BID      LOW-BID
   Fiscal 1999:
          First Quarter ...................$5-3/4         $3
          Second Quarter................... 5-1/4          2-3/8
          Third Quarter.................... 4-7/8          2-3/4
          Fourth Quarter................... 4-13/16        2-1/2
   Fiscal 1998:
         First Quarter .................... 4-1/4          2-9/16
         Second Quarter.................... 4-3/4          3-3/16
         Third Quarter..................... 6-7/8          4-1/8
         Fourth Quarter.................... 5-3/4          2-3/8

        At December 20, 1999, the Company had 105 shareholders of record. The Company believes that there are in excess of 1,000 beneficial shareholders of its Common Stock.

        The Company has not paid any dividends to date, nor does it expect to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

              VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES


Statement of Operations Data:                   1999               1998            1997           1996           1995
-----------------------------                   ----               ----            ----           ----           ----
Net Sales                                       $3,721,528       $3,879,977     $3,977,965     $3,424,589     $2,688,427

Income (loss) from Operations                    (197,810)         (63,521)         19,701       (96,285)      (368,415)

Net Income (loss)                               $(124,973)        $(34,374)         $6,533      $(75,116)     ($215,574)
                                                ==========        =========      =========     ==========     ==========

Basic Earnings (loss) per share                    $(0.02)          $(0.00)          $0.00        $(0.01)        $(0.03)
                                                   =======          =======          =====        =======        =======

Diluted Earnings (loss) per share                  $(0.02)          $(0.00)          $0.00        $(0.01)        $(0.03)
                                                   =======          =======          =====        =======        =======


Balance Sheet Data:
At September 30,                                 1999               1998           1997           1996           1995
---------------                                  ----               ----           ----           ----           ----
Current Assets                                  $3,161,394       $3,216,510     $3,139,256     $2,987,502     $3,052,414

Total Assets                                     4,034,443        4,204,211      4,254,070      4,217,958      4,379,866

Current Liabilities                                166,618          161,120        187,817        164,595        256,123

Long Term Liabilities                               16,885           18,445         11,093          4,736              0

Retained Earnings (deficit)                      (155,885)         (30,912)          3,462        (3,071)         72,045

Stockholders' Equity                             3,850,940        4,024,646      4,055,160      4,048,627      4,123,743

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     1999 and 1998 Fiscal Year Compared

     Sales of $3,721,528 for 1999 were $158,449 (4%) less than sales for 1998. Sales for the fourth quarter of 1999 and for 1999 were adversely affected by the Company and Codman & Shurtleff, Inc. ("Codman") not agreeing to an extension to their existing distribution agreement until after the end of fiscal 1999. In 1999, Codman accounted for 96% of the Company's sales, as compared to 93% and 92% of the sales in 1998 and 1997, respectively.

     In November 1999, the Company and Codman entered into a second extension to the distribution agreement under which: (i) the term was extended from December 31, 1999 to December 31, 2000; (ii) Codman agreed to make minimum purchases of the Company's established products (excluding new products) in the amount of $3,500,000 for calender year 2000; (iii) the minimum purchase requirements for calendar 1999, which applied to both established and new products, was modified to apply only to established products, and the dollar amount of minimum purchases was accordingly reduced from $5,000,000 to $3,500,000; and (iv) Codman agreed to make purchases of the Company's new products,including the lesion generator and its associated disposable electrodes and disposable bipolar surgical instruments, for the remainder of calendar year 1999 and calendar year 2000 in quantities and in accordance with schedules and terms mutually agreed upon by the parties.

     In October 1998, the Company entered into a supply and distribution agreement with Bident International, L.L.C., an affiliate of Garfield
Refining Company, for the sale of the BIDENT bipolar electrosurgical generator and related disposable instrumentation and accessory products in the field of Dentistry. In the third quarter of 1999, the Company commenced shipments of samples of the generator and bipolar dental instruments. After shipment of the samples, the Company made certain design changes to the generator in order to better facilitate its use in dental offices. These changes were completed subsequent to the end of fiscal 1999.

     Sales of disposable instrumentation accounted for approximately 5% of the Company's sales in 1999 as compared to 2% of the Company's sales in 1998. Sales of disposable bipolar instrumentation did not increase at anticipated rates in 1999 due to the Company and Codman not agreeing to an extension to their distribution agreement until after the end of the 1999 fiscal year and design changes in the BIDENT bipolar generator, which delayed sales of bipolar dental instruments.

     Approximately 54% of the Company's 1999 sales related to sales of the bipolar electrosurgical and irrigation systems as compared to approximately 64% and 76% of the sales in fiscal 1998 and 1997, respectively. Sales of C/T Sets and bipolar cords accounted for approximately 42% of the Company's sales in 1999 and approximately 33% and 21% in 1998 and 1997, respectively.

     The Company's gross profit margin was 45% for 1998 as compared to gross profit margin of 48% and 51% for 1998 and 1997, respectively.

     Selling, general and administrative expenses decreased by $68,257 (5%) in 1999 as compared to the amounts for 1998. Research and development expenses increased by $8,913 (3%) to $301,078 in 1999.

     The Company had a loss from operations of $197,810 for 1999 as compared to a loss of $63,521 for 1998. The Company had a loss before taxes of $162,462 in 1999 as compared to loss before taxes of $36,598 in 1998.
The Company had a benefit of income taxes of $37,489 in 1999 as compared to $2,224 in 1998.

     As a result of the foregoing, the Company had a net loss of $124,973 in 1999 as compared to a net loss of $34,374 for 1998. Basic and diluted loss per share was ($.02) for 1999 compared to ($.00) per share for 1998.

     1998 and 1997 Fiscal Year Compared

     Sales of $3,879,977 for 1998 were $97,988 (2.5%) less than sales for 1997. The sales decrease was due to changes in sales patterns to Codman, the Company's principal customer. In 1998, Codman accounted for 93% of the Company's sales, as compared to 92% and 89% of the sales in 1997 and 1996, respectively.

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

     Selling, general and administrative expenses decreased by $78,492
(4.9%) in 1998 as compared to the amounts for 1997. Research and development expenses decreased by $14,906 (4.9%) to $292,165 in 1998. The research and development expense in 1998 reflects the Company's continued efforts in developing additional disposable instrumentation and accessory products for its bipolar generators as well as refining bipolar generators for neurosurgery, dentistry, and the laparoscopic arthroscopic and general surgery markets.

     The Company had a loss from operations of $63,521 for 1998 as compared to income from operations of $19,701 for 1997. The Company had a loss before taxes of $36,598 in 1998 as compared to income before taxes of $28,768 in 1997. The Company had a benefit of income taxes of $2,224 in 1998 as compared to a provision for income taxes of $22,235 in 1997.

     As a result of the foregoing, the Company had a net loss of $34,374 in 1998 as compared to net income of $6,533 for 1997. Basic and diluted loss per share was ($.00) for 1998 compared to earnings per share of $.00 for 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The primary measures of the Company's liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as its borrowing ability. During 1999, the Company's working capital decreased by $60,614 to $2,994,776.

     For 1999, the Company provided net cash of $352,213 from operating activities, which primarily reflected a decrease in accounts receivable of $370,702 due to reduced sales and a decrease in inventory of $34,471. The Company also used $18,775 for the purchase of property, plant and equipment.

     The Company received $11,973 from the exercise of employee stock options and used $60,706 for the repurchase of 17,200 shares of the Company's common stock pursuant to a stock repurchase program announced on May 13, 1999. All 17,200 shares have been retired. In 1999, cash increased $284,705 to $1,158,462 at September 30, 1999.

     For 1998, the Company provided net cash of $248,524 from operating activities, which primarily reflected a $205,547 decrease in inventory, reduced by a $54,258 increase in accounts receivable and a $26,697 decrease in accounts payable.

     During 1998, the Company used $5,854 for the purchase of property, plant, and equipment and $1,817 for intangible assets. Cash increased by $240,853 to $873,757 at September 30, 1998.

     The Company has a line of credit of $1,000,000 with First Union National Bank which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires the Company to have a tangible net worth of no less than $3,000,000. At September 30, 1999, there was no outstanding balance on this line.

     At September 30, 1999, the Company had no debt. The Company believes it has available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, the Company believes it could borrow adequate funds at competitive rates and terms.

     The Company amended its Articles of Incorporation on August 26, 1999 to increase the number of authorized shares of the Company's common stock, no par value, from 10,000,000 shares to 20,000,000 shares. The amendment was approved by the shareholders at the Annual Meeting of Shareholders held on June 30, 1999.

YEAR 2000 COMPLIANCE

     As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the Year 2000 and beyond. The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. The Company has completed an upgrade of this software package for Year 2000 compliance. Other systems have been assessed, and have been replaced, modified or plans have been developed and implemented to make the necessary modifications to be Year 2000 compliant. The financial impact of making the required system changes for Year 2000 compliance are not expected to have a material effect on the Company's financial statements.

     The Company has made formal communication with its significant suppliers, customers and service providers to quantify the effects of their
noncompliance.   Any Year 2000 compliance problems with either the Company, its suppliers, its service providers or its customers could result in a material adverse effect on the Company's financial condition and operating results. There can be no assurance that further assessment of the Company's suppliers, data processing systems and customers will address all issues of Year 2000 compliance.

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

Product Acceptance and New Products

     Valley Forge's growth depends in part on the acceptance of our products in the marketplace, the market penetration achieved by the companies which we have contracted with, and rely on, to distribute our products, foregoing alliances with companies to distribute our products and our ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products Valley Forge introduces, or has introduced, will be widely accepted by the marketplace, or that companies that do or could distribute the Company's products will achieve market penetration in the surgical disciplines and markets outside of neurosurgery. Our failure to penetrate markets outside of neurosurgery and continue to introduce new products or gain wide spread acceptance of our products would adversely affect our operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

     (2) Agreement and Plan of Merger

                (a) Agreement and Plan of Merger between Valley Forge Scientific Corp. and Diversified Electronic Corporation dated August 31, 1994. (4)

     (3) Articles of Incorporation and By-Laws.

                (a) Articles of Incorporation, Restated to include Amendment to Articles of Incorporation dated August 26, 1999

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

     (10) Material Contracts.


                (a)    Non-Qualified Employee Stock Option Plan -
                       (1) (Exhibit 10(a)).

                (b)    Assignment of Know-How Agreement,
                        dated June 30, 1989 - (1) (Exhibit 10(g)).

                (c)    Assignment of Patents - Bipolar
                       Electrosurgical Systems, June 30, 1989 -
                       (1) (Exhibit 10(h)).

                (d)    Assignment of Patents - Binocular
                       Magnification System, June 30, 1989 -
                       (1) (Exhibit 10(i)).

                (e)    Assignment of Malis trade name,
                       dated June 30, 1989 - (1) (Exhibit 10(j)).

                (f)    401(k) and Profit-Sharing Plan -
                       (2)(Exhibit 10(x)).

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

                (l)    Employment Agreement Thomas J. Gilloway.
                       (6) (Exhibit 10(n))

                (m)    Employment Agreement Bernard H. Shuman.
                       (6) (Exhibit 10(o))

                (n) Registration Rights Agreement between the Company and Bernard H. Shuman (6) (Exhibit 10(p))

                (o) Commercial Lease Agreement between GMM Associates and the Company dated July 1, 1995 (7) (Exhibit 10(p))

                (p)    Promissory Note from Jerry L. Malis
                       to the Company(9) (Exhibit 10(p)).

                (q)    Extension of Distribution Agreement with
                       Codman & Shurtleff, Inc. (Johnson & Johnson
                       Professional, Inc.), dated September 2, 1998 (9) (Exhibit 10(q)).

                (r) Second Extension of Distribution Agreement with Codman & Shurtleff, Inc. dated November 2, 1999.

                (s)    Demand Note from Bernard H. Shuman to the Company.

(21) SUBSIDIARIES OF REGISTRANT

           Subsidiaries of Valley Forge Scientific Corp. (8) (Exhibit 21)

(23) CONSENT OF SAMUEL KLEIN & COMPANY
-------------

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

        (6) Previously filed with the Company's Form 10-K for the year ended September 30, 1994, and incorporated herein by reference.
        (7) Previously filed with the Company's Form 10-K for the year ended September 30, 1995, and incorporated herein by reference.
        (8) Previously filed with the Company's Form 10-K for the year ended September 30, 1997, and incorporated herein by reference.
        (9) Previously filed with the Company's Form 10-K for the year ended September 30, 1998 and incorporated herein by reference.

                                  SIGNATURES


        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of December, 1999

                        VALLEY FORGE SCIENTIFIC CORP.



                         BY:     /s/ Jerry L. Malis
                                 ----------------------
                                 Jerry L. Malis, President

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  SIGNATURE                        TITLE                          DATE



/s/ Jerry L. Malis          Chairman of the Board,           December 28, 1999
Jerry L. Malis              President (chief executive
                            officer and principal
                            financial and accounting
                            officer)


/s/ Thomas J. Gilloway      Executive Vice President,        December 28, 1999
Thomas J. Gilloway          Secretary, Treasurer,
                            Director

/s/ Leonard I. Malis        Director                         December 28, 1999
Leonard I. Malis


/s/ Bruce A. Murray         Director                         December 28, 1999
Bruce A. Murray


/s/ Bernard H. Shuman       Vice President-Technology,       December 28, 1999
Bernard H. Shuman           Director



/s/ Robert H. Dick          Director                          December 28, 1999
Robert H. Dick

                      VALLEY FORGE SCIENTIFIC CORP.

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


Independent Auditor's Report                                          F-2

Balance Sheets - September 30, 1999 and 1998                          F-3

Statements of Operations - Years Ended September 30, 1999, 1998       F-4
   and 1997

Statements of Stockholders' Equity - Years ended September 30, 1999   F-5
   1998 and 1997

Statements of Cash Flows - Years ended September 30, 1999, 1998       F-6
   and 1997

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

                    INDEPENDENT AUDITOR'S REPORT







The Board of Directors and Stockholders
Valley Forge Scientific Corp. and Subsidiaries
Oaks, Pennsylvania


We have audited the accompanying consolidated balance sheets of Valley Forge Scientific Corp. and Subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Forge Scientific Corp. and Subsidiaries as of September 30, 1999 and 1998, and the results of operations and cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.










                           SAMUEL KLEIN AND COMPANY


Newark, New Jersey
December 10, 1999

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS







                                                         September 30,
ASSETS                                              1999           1998
                                                    ----           ----
Current Assets:
 Cash and cash equivalents                       $1,158,462      $  873,757
 Accounts receivable, net                           540,456         911,158
 Inventory                                        1,170,509       1,204,980
 Prepaid items and other current assets              98,932          68,996
 Recoverable income taxes                              -              4,636
 Deferred income tax benefit                        193,035         152,983
                                                 ----------      ----------
    Total Current Assets                          3,161,394       3,216,510


Property, plant and equipment, net                  205,443         229,687
Intangible assets, net                              662,794         753,542
Other Assets                                          4,812           4,472
                                                 ----------      ----------

    Total Assets                                 $4,034,443      $4,204,211
                                                 ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses           $  166,618      $  160,607
 Income taxes payable                                  -                513
                                                -----------      ----------
    Total Current Liabilities                       166,618         161,120

Deferred Income Tax Liability                        16,885          18,445
                                                -----------      ----------

    Total Liabilities                               183,503         179,565
                                                -----------      ----------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                                       -               -
 Common stock (no par, 20,000,000 shares
  authorized, shares issued and outstanding
  at September 30, 1999 - 8,217,309 and at
  September 30, 1998 - 8,229,384)                 4,006,825       4,055,558
Retained earnings (deficit)                        (155,885)        (30,912)
                                                  ---------       ---------
   Total Stockholders' Equity                     3,850,940       4,024,646
                                                  ---------       ---------

   Total Liabilities and Stockholders' Equity    $4,034,443      $4,204,211
                                                  =========       =========



____________________
 The accompanying notes are an integral part of these financial statements.

                                 F-3

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS





                                              For the Years Ended September 30,
                                              1999          1998        1997
                                              ----          ----        ----
Net Sales                                  $3,721,528    $3,879,977   $3,977,965

Cost of Sales                               2,064,586     2,029,145    1,951,342
                                            ---------     ---------    ---------
Gross Profit                                1,656,942     1,850,832    2,026,623
                                            ---------     ---------    ---------
Other Costs:
 Selling, general and administrative        1,462,926     1,531,183    1,609,615
 Research and development                     301,078       292,165      307,071
 Amortization                                  90,748        91,005       90,236
                                            ---------     ---------    ---------
  Total Other Costs                         1,854,752     1,914,353    2,006,922
                                            ---------     ---------    ---------

Income (Loss) from Operations                (197,810)      (63,521)      19,701

Other Income (Expense):
 Interest income                               35,348        26,923        9,067
                                            ---------     ---------    ---------

Income (Loss) before Income Taxes            (162,462)      (36,598)      28,768

Provision for (Benefit of) Income Taxes       (37,489)       (2,224)      22,235
                                            ---------     ---------    ---------

Net Income (Loss)                         $  (124,973)    $ (34,374)  $    6,533
                                            =========     ==========   =========

Earnings (Loss) Per Share:
 Basic earnings (loss) per common share   $      (.02)    $    (.00)  $      .00
                                            =========     =========    =========
 Diluted earnings (loss) per common share $      (.02)    $    (.00)  $      .00
                                            =========     =========    =========

 Basic common shares outstanding            8,229,505     8,229,384    8,229,384

 Diluted common shares outstanding          8,229,505     8,229,384    8,320,840




____________________

    The accompanying notes are an integral part of these financial statements.



                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997






                                                Common Stock
                                                No Par Value
                                       ------------------------------
                                         Number              Common          Retained          Total
                                           of                 Stock          Earnings          Stockholders'
                                         Shares              Amount          (Deficit)         Equity
                                         ------              ------          --------          ------------

Balances, October 1, 1996              8,229,384          $4,051,698       $   (3,071)         $4,048,627

Net Income for the Year Ended
 September 30, 1997                       -                    -                6,533               6,533
                                       ---------           ---------            -----           ---------
Balances, September 30, 1997           8,229,384           4,051,698            3,462           4,055,160

Issuance of Nonqualified Options
 to a Consultant                          -                    3,860              -                 3,860

Net Loss for the Year Ended
 September 30, 1998                       -                     -             (34,374)            (34,374)
                                       ---------           ---------          --------           ---------

Balances, September 30, 1998           8,229,384           4,055,558          (30,912)           4,024,646

Retirement of Shares                     (17,200)            (60,706)             -                (60,706)

Exercise of Employee Stock
 Options                                   5,125              11,973              -                 11,973

Net Loss for the Year Ended
 September 30, 1999                          -                  -            (124,973)            (124,973)
                                       ---------           ---------          --------            ---------

Balances, September 30, 1999           8,217,309           $4,006,825       $(155,885)          $3,850,940
                                       =========            =========        =========           =========




____________________

The accompanying notes are an integral part of these financial statements.

                                 F-6


                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS




                                          For the Years Ended September 30,
                                           1999               1998           1997
                                           ----               ----           ----
Cash Flows from Operating Activities:
 Net income (loss)                      $ (124,973)       $(34,374)    $    6,533
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation and amortization           133,767         134,784        140,095
   Stock options issued to a consultant       -              3,860           -

Changes in assets and liabilities, net
 of effect from:
  (Increase) decrease in accounts
    receivable                             370,702         (54,258)        14,748
  (Increase) decrease in inventory          34,471         205,547        277,270
  (Increase) decrease in recoverable
    income taxes                             4,636           3,716          4,537
  (Increase) decrease in deferred income
    tax benefit                            (40,052)        (13,803)        25,969
  (Increase) decrease in other assets         (340)           -              (100)
  (Increase) decrease in prepaid items
    and other current assets               (29,936)         22,397         (4,135)
  Increase (decrease) in accounts payable
    and accrued expenses and
    income taxes payable                     5,498         (26,697)        23,222
  Increase in deferred tax liability        (1,560)          7,352          6,357
                                           -------          ------         ------
   Net cash provided by operating
    activities                             352,213         248,524        494,496
                                           -------         -------        -------

Cash Flows from Investing Activities:
 Increase in intangible assets                -             (1,817)       (10,296)
 Purchase of property, plant and equipment (18,775)         (5,854)       (14,057)
                                           --------         -------       --------
Net cash used in investing activities      (18,775)         (7,671)       (24,353)
                                           --------         -------       --------

Cash Flows from Financing Activities:
 Proceeds from exercise of employee
  stock options                             11,973             -              -
 Repurchase of common stock                (60,706)            -              -
                                           --------         -------       --------
   Net cash used in financing activities   (48,733)            -              -
                                           --------         -------       --------

Net Increase in Cash and Cash Equivalents  284,705         240,853        470,143

Cash and Cash Equivalents, beginning
   of year                                 873,757         632,904        162,761
                                           -------         -------        -------

Cash and Cash Equivalents, end of year  $1,158,462        $873,757       $632,904
                                         =========         =======        =======

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
    Interest                            $   -             $   -          $   -
                                         =========         =======        =======
    Income taxes                        $   -             $   -          $  2,500
                                         =========         =======        =======

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

     Revenue Recognition

     The Company currently sells its products to or through national or international distributors which include affiliates of major medical products companies. A significant part of the Company's sales are made pursuant to a distribution agreement, as amended on September 2, 1998, and again on November 2, 1999, in the field of neurosurgery effective through December 31, 2000. Revenues from sales are recorded on the accrual basis of accounting, when goods are shipped or when services are provided. Revenues from license and royalty fees are recorded when earned.

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

     Impairment of Long-Lived Assets

     Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that if facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pretax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pretax cash flow value would be required.

     Research and Development

     Costs associated with development of new products are charged to operations as incurred.

     Advertising Costs

     Advertising expenditures relating to the manufacturing and marketing of the Company's products and services are expensed in the period the advertising costs are incurred.
     Substantially all cost of such advertising has been borne by the Company's major distributors.

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

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)





     1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Comprehensive Income

     Effective for the year ended September 30, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130).
     This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no impact on total shareholders' equity for any of the years presented in these financial statements.

     Earnings (Loss) per Share

     As of December 31, 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" (SFAS
     128) replacing the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previously fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Dilutive earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

     Accounting for Stock-Based Compensation

     Effective for the year ending September 30, 1997, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". As permitted under SFAS 123, the Company has continued to apply accounting prescribed by Accounting Principle Board Opinion No. 25 (APB 25). Under APB 25, compensation expense is determined on the measurement date, that is, the first date on which both the number of shares the employee is entitled to receive and the exercise price, if any, are known. Compensation expense, if any, is the excess of the market price of the stock over the exercise price on the measurement date.

     In accounting for options granted to persons other than employees (as defined under SFAS 123), the provisions under SFAS 123 were applied. According to SFAS 123, the fair value of these options was estimated at the grant date using the Black-Scholes option pricing model.

     Reclassifications

     Certain reclassifications have been made to the prior year balances to conform to the current year's presentation.

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)





     2.  LICENSE AGREEMENT

     On February 18, 1998, as amended on March 30, 1998, the Company entered into a license agreement with Medical Products Manufacturing, LLC ("MPM"), a manufacturer and distributor of emergency medical equipment, whereby the Company granted to MPM an exclusive, nontransferable license to use the Company's equipment and technology of the Company's CPR Masks. In connection with this agreement the Company sold its remaining CPR Mask inventory to MPM. The Company will receive a license fee equal to 10% of gross sales of any and all products that MPM or its affiliates sell utilizing the mask technology with a minimum annual license fee. As of September 30, 1999, the Company did not receive any fees and pursuant to their rights contained in the agreement, the Company terminated the agreement.


     3.  ACCOUNTS RECEIVABLE

     Accounts receivable are comprised of the following:

                                                      September 30,
                                                   1999            1998
                                                   ----            ----

        Accounts receivable                    $549,004      $1,029,456
        Less: Allowance for doubtful accounts
               and contractual allowances         8,548         118,298
                                                -------       ---------
                                               $540,456      $  911,158
                                               ========      ==========


     4.  INVENTORY

     Inventory consists of the following:



                                                      September 30,
                                                   1999            1998
                                                   ----            ----

        Finished goods                     $     83,653    $     21,080
        Work-in-process                         642,978         757,468
        Materials and parts                     443,878         426,432
                                            -----------     -----------

                                           $  1,170,509    $  1,204,980
                                            ===========     ===========

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)





     5.  PROPERTY, PLANT AND EQUIPMENT

                                                      September 30,
                                                   1999            1998
                                                   ----            ----

         Land                                $   11,953      $   11,953
         Buildings and improvements              86,917          86,917
         Furniture and fixtures                  16,669          16,669
         Laboratory equipment                   370,774         369,579
         Office equipment                       114,744          97,164
         Leasehold improvements                   9,413           9,413
                                              ---------       ---------
                                                610,470         591,695
         Less: Accumulated depreciation
              and amortization                  405,027         362,008
                                              ---------       ---------

                                               $205,443        $229,687
                                               ========        ========

      Depreciation is reflected in both cost of sales and selling, general and administrative expenses. Total depreciation for the years ended September 30, 1999, 1998 and 1997 is $43,019, $43,779 and $49,859, respectively.


     6.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                      September 30,
                                                   1999             1998
                                                   ----             ----

       Patents/trademarks/licensing agreements $ 558,972     $   558,972
       Proprietary know-how                      452,354         452,354
       Acquisition costs                          55,969          55,969
       Excess of purchase price over net
        assets acquired in connection with
        the acquisition of Technical Medical
        Industries, Inc.                         351,123         351,123
                                               ---------       ---------
                                               1,418,418       1,418,418
       Less: Accumulated amortization            755,624         664,876
                                               ---------       ---------

                                               $ 662,794      $  753,542
                                               =========       =========

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)





     7.  RELATED PARTY TRANSACTIONS

     Loans Receivable

     On July 6, 1998, Jerry L. Malis, a principal shareholder, director and officer of the Company, borrowed $15,015 from the Company. The note is payable on demand and has a stated rate of interest of 5.42%, the then current "Applicable Federal Rate" as set forth under the Internal Revenue Code. The Company has additional loans due from Jerry L. Malis payable on demand with similar interest terms as stated above ranging from 4.83% to 6.97%. The collective loans are secured by 5,833 shares of common stock of the Company.

     On July 7, 1999, Bernard H. Shuman, a principal shareholder, director and officer of the Company, borrowed $12,000 from the Company. The note is payable on demand and has a stated rate of interest of 5.32%, the then current "Applicable Federal Rate" as set forth under the Internal Revenue Code. On December 17, 1999 the principal balance plus accrued interest was paid in full.

     The balance of these loans is reflected in other current assets and as of September 30, 1999 and 1998 was $57,761 and $41,921, respectively, including accrued interest of $7,926 and $4,086, respectively.

     Consulting Services

     During 1998, the Company entered into an agreement with R.H. Dick and Company, Inc., a corporation owned by Robert Dick, a director of the Company, under which R.H. Dick and Company, Inc. agreed to provide certain investment banking and consulting services for the years 1998 and 1999. During October 1998, the Company paid R.H. Dick and Company, Inc. $10,000 for these services of which $5,000 was expensed for each of the years ended September 30, 1999 and 1998.


     8.  LINE OF CREDIT

     The Company has a line of credit of $1,000,000 with First Union Bank (formerly Meridian Bank) which calls for interest to be charged equal to the bank's national commercial rate. The unsecured loan is payable on demand requiring monthly interest payments on the unpaid principal and reduction of the loan balance to zero for a minimum of thirty consecutive days during each twelve month period. In addition, the loan covenant calls for a minimum tangible net worth of no less than $3,000,000 during the term of the loan. At September 30, 1999 and 1998 there were no outstanding balances on this line.


     9.  COMMITMENTS AND CONTINGENCIES

     The Company is subject from time to time to litigation arising from the normal course of business. In management's opinion, any such contingencies would be covered under its existing insurance policies or would not materially affect the Company's financial position.

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

     Employment Agreements

     Effective July 1, 1994, the Company entered into employment agreements with Jerry L. Malis and Thomas J. Gilloway, for terms of 63 months expiring September 30, 1999. The agreements provided for annual base salaries to Mr. Malis and Mr. Gilloway of $148,720 and $126,940, respectively, with annual base salary increases at 10% commencing October 1, 1994. In addition, the agreements provide that Messrs. Malis and Gilloway may each receive such other cash and stock bonuses and benefits as may be determined from time to time
     by the Board of Directors.    On September 30, 1999, the
     Company amended the employment agreements with Messrs. Malis and Gilloway, to extend the terms for an additional year effective October 1, 1999. Under the extended terms, the agreements provide for an annual base salary of $198,950 for Jerry L. Malis and $90,000 for Thomas J. Gilloway, commencing October 1, 1999. In addition, the agreements allow for Thomas J. Gilloway to provide part-time services during the term of his agreement. For the year ending September 30, 1998 the officers waived their right to a full 10% increase of base salary, opting to reduce the annual base salary increase from 10% to 5% for 1998, and for the year ending September 30, 1999 waived their right to the 10% increase of base salary in 1999. The base salaries for the years ended September 30, 1999, 1998 and 1997 were $188,222, $188,949 and
     $179,951 for Jerry L. Malis and $100,013, $161,278 and
     $153,598 for Thomas J. Gilloway, respectively. The reduction of Mr. Gilloway's base salary for the year ended September 30, 1999 was due to the reduction of services to part-time effective January 1, 1999.

     On August 31, 1994, pursuant to the merger agreement with Diversified, the Company entered into an employment agreement with Bernard H. Shuman, the former President of Diversified and a current Vice President of the Company, for a term of 59 months commencing September 1, 1994. The agreement provided for a salary of $50,000 per annum through July 31, 1995 and thereafter at $105,000 per annum through July 31, 1999. Although the agreement has not been extended, the Company continues to provide compensation on an annual bases of $105,000. In addition, the agreement provided that Mr. Shuman may receive such other compensation and benefits as the Board of Directors of the Company may decide. The employment agreement may be terminated for cause. The base salary for Bernard H. Shuman for each of the years ended September 30, 1999, 1998 and 1997 was approximately $105,000.

     401(k) Plan and Profit Sharing Plan

     The Company's 401(k) Plan and Profit Sharing Plan cover full-time employees who have attained the age of 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan on a pretax basis not to exceed the current Federal limitation of $10,000 per year (as adjusted for cost of living increase). Amounts contributed to the 401(k) Plan are nonforfeitable.

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)





     9.  COMMITMENTS AND CONTINGENCIES (Continued)

     401(k) Plan and Profit Sharing Plan (Continued)

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

     Stock Option Plan

     On July 6, 1988, the Company adopted a nonqualified employee stock option plan (the "Plan") pursuant to which 500,000 shares of Common Stock have been reserved for issuance to employees, officers, directors or consultants of the Company. Options granted pursuant to this plan will be nontransferrable and expire if not exercised after ten years from the date of grant or for such lesser term as approved by the Board of Directors. Options may be granted in such amounts and at such prices as determined by the Board of Directors, but the price per share shall not be less than the fair market value of the Company's Common Stock as of the date of grant.

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

     On July 26, 1996, the Company granted to its employees stock options to purchase a total of 44,000 shares of Common Stock pursuant to the Plan at $2.31 per share (the closing bid price on the Nasdaq small-cap market on July 26, 1996. Options granted expire if not exercised within five years, commencing July 26, 1996.

     On November 14, 1997, the Company granted to two directors and one consultant stock options to each to purchase 2,000 shares of Common Stock pursuant to the plan at $3.38 per share (the closing bid price on the Nasdaq small-cap market on November 14, 1997). In accordance with SFAS 123 the fair value of the 2,000 options issued to the consultant was estimated at the grant date using the Black-Scholes Value option pricing model resulting in the recording of $3,860 as consulting expense.

     On November 2, 1998, the Company granted to two Directors, stock options to each to purchase 2,000 shares of Common
     Stock pursuant to the plan at $3.75 per share (the closing bid price on the Nasdaq small-cap market on November 2, 1998).

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)





     9.  COMMITMENTS AND CONTINGENCIES (Continued)

     Stock Option Plan (Continued)

     During the year ended September 30, 1999, 5,125 stock option shares were exercised at prices ranging from $2.13 to $2.50 per share in accordance with the terms of the options. In addition, during the year ended September 30, 1999, 3,100 stock option shares expired at prices ranging from $4.12 - $5.13 per share in accordance with the terms of the options.

     As referred to in Note 1, the Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock
     Based Compensation." As permitted under this statement, the Company retained its current method of accounting for stock compensation in accordance with APB 25.

     Following is a summary of the Company's nonqualified employee stock option plan:


                                               Weighted
                                      Exercise          Average     Remaining
                                         Price         Exercise          Life
                           Shares    Per Share            Price       (Years)
                           ------    ---------         --------     ---------

Options outstanding
  at October 1, 1996      395,400   $1.56 - $5.13         $2.54          6.70

Granted                      -            -                 -             -
Exercised                    -            -                 -             -
Surrendered, forfeited
  or expired               (4,500)   2.31 -  2.50          2.39          8.06
                           -------   ------------          ----          ----

Options outstanding at
  September 30, 1997      390,900    1.56 -   5.13         2.54          5.66

Granted                     6,000        3.38              3.38          9.79
Exercised                    -            -                 -             -
Surrendered, forfeited
  or expired                 -            -                 -             -
                           ------    -------------         ----          ----
Options outstanding at
  September 30, 1998      396,900    1.56 -   5.13         2.56          4.61

Granted                     4,000        3.75              3.75          9.08
Exercised                   5,125    2.13 -   2.50         2.34            -
Surrendered, forfeited
  or expired                3,100    4.12 -   5.13         4.49            -
                          -------    -------------         ----          ----
Options outstanding at
  September 30, 1999      392,675   $1.56 -  $5.13        $2.56          3.72
                          =======   ==============        =====          ====
All options outstanding for each of the years ended September 30, 1999, 1998 and 1997 were exercisable.

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)





     9.  COMMITMENTS AND CONTINGENCIES (Continued)

     Stock Option Plan (Continued)

     Pro forma information regarding net income and earnings per share is required by FASB 123, and has been determined as if the Company had accounted for the employee stock options under the fair value method of that statement. The fair value for options granted during the years ended September 30, 1999, 1998 and 1997 was estimated at the date of grant. The fair value of these options was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:



                                                   September 30,
                                     1999         1998           1997
                                     ----         ----           ----

Risk-Free interest (based on
U.S. Government strip bonds
on the date of grant with
maturities approximating the
expected option term)               5.28%         5.82%            -

Dividend yields                        0%            0%            -

Volatility factors of the expected
market price of the Company's
Common Stock (based on historical
data)                               65.6%         60.5%            -

Expected life of options         10 Years       5 Years            -



     The weighted average fair value of options granted during the years ended September 30, 1999, 1998 and 1997 were $2.90,
     $1.93 and $  -  .

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

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)





     9.  COMMITMENTS AND CONTINGENCIES (Continued)

     Stock Option Plan (Continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with SFAS 123, only stock options granted after September 30, 1995 have been included for the Company's pro forma information as follows:



                                             September 30,
                                       1999         1998              1997
                                       ----         ----              ----
Additional compensation expense,
 net of tax effect                 $ (6,892)     $ (4,586)           $  -
Pro forma net loss                 (131,865)      (38,960)              -
Pro forma loss per share:
 Basic                               (.02)           (.00)              -
 Diluted                             (.02)           (.00)              -



     Operating Leases

     The Company currently leases approximately 4,200 square feet of office and warehouse space in an office building in Oaks, Pennsylvania, from GMM Associates, a Pennsylvania general partnership, whose partners are Jerry L. Malis, Thomas J. Gilloway and Leonard I. Malis, principal shareholders, directors and/or officers of the Company. The lease is for a term of five years which commenced on July 1, 1995 and calls for a monthly base rent of $4,618 (with increases based on increases in the consumer price index) which include costs associated with real estate taxes, maintenance and utilities.
      The related expense for this lease for the years ended September 30, 1999, 1998 and 1997 was $55,707, $54,899 and
     $52,937, respectively. As of September 30, 1999, the Company was current on all rental obligations due the related party.

     The Company has also entered into leases for certain equipment under operating lease agreements with terms ranging between two and three years.

     A schedule of future minimum payments under operating leases is as follows:

       Year ending September 30,

                                        Related                Other
                                         Party               Operating
                                        -------              ---------

        2000                            $42,448               $20,538
        2001                               -                     -
        2002                               -                     -
        2003                               -                     -
        2004                               -                     -
                                         ------                ------
                                        $42,448               $20,538
                                        =======               =======

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)





     9.  COMMITMENTS AND CONTINGENCIES (Continued)

     Year 2000 Compliance

     As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the year 2000 and beyond. The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. During 1999, management upgraded to the most current version of this software package which, among other things, is Year 2000 compliant. In addition, the Company has previously replaced or modified other systems that were not Year 2000 compliant.

     The Company processed formal communication with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to potential third parties failure to remediate their own year 2000 issued. The Company can give no guarantee that the systems of other companies on which the Company's system relies will be remedied for the year 2000 issues on time or that a failure to remedy the problem by another company would not have a material adverse effect on the company.


     10.  MAJOR CUSTOMERS

     For the years ended September 30, 1999, 1998 and 1997, a significant part of the Company's revenues were derived from one major customer pursuant to distribution agreements under which the Company granted the exclusive right to sell its electrosurgical systems and other products developed by the Company in the field of neurosurgery through December 31, 1998. This agreement was extended through December 31, 1999 at a minimum purchase requirement of $5,000,000. This agreement was subsequently modified and extended through December 31, 2000 and the minimum purchase requirement for 1999 was reduced to $3,500,000. In addition, the agreement established a minimum purchase requirement for the calendar year 2000 at $3,500,000. Revenues derived from this customer are as follows:


        Year ended September 30, 1999            $3,576,589     96%

        Year ended September 30, 1998            $3,616,778     93%

        Year ended September 30, 1997            $3,659,557     92%

     At September 30, 1999 and 1998, this customer accounted for approximately 95% and 69%, respectively, of the Company's accounts receivable and at September 30, 1998 two other customers represented approximately 22%.


     11.  STOCKHOLDERS' EQUITY

     Common Stock

     On August 26, 1999, the Company filed an amended and restated Certificate of Incorporation increasing the authorized shares of Common Stock the Company is authorized to issue from 10,000,000 to 20,000,000 shares with no stated par value.

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)





     11.  STOCKHOLDERS' EQUITY (Continued)

     Common Stock (Continued)

     The holders of Common Stock have no preemptive rights and the Common Stock has no redemption, sinking fund or conversion provisions. Each share of Common Stock is entitled to one vote on any matter submitted to the holders and to equal rights in the assets of the Company upon liquidation. All of the outstanding shares of Common Stock are fully paid and nonassessable.

     On May 9, 1999, the Board of Directors of the Company approved a stock repurchase program superceding the October 14, 1992 program whereby the Company may, from time to time, repurchase on the open market up to 200,000 shares of the Corporation's Common Stock. During the fiscal year ended September 30, 1999, the Company repurchased for retirement 17,200 shares at a price of $60,706.

     Preferred Stock

     The Company is authorized to issue 487 shares of preferred stock, $1,000 par value. The holders of the preferred stock would have no voting rights or preemptive rights. Upon liquidation of the Company, a $1,000 per share liquidating dividend must be paid upon each issued and outstanding share of preferred stock before any liquidating dividend is paid on the Common Stock. For each of the years September 30, 1999, 1998 and 1997, there were no issued or outstanding preferred shares, and the Company has no intention to issue any preferred stock in the immediate future.


     12.  EARNINGS (LOSS) PER SHARE



                                                        September 30,
                                                  1999        1998        1997
                                                  ----        ----        ----
Basic Earnings (Loss) Per Share:
 Income (loss) available to common
   shareholders                            $  (124,973) $  (34,374)  $   6,533
                                             =========   =========   =========
 Weighted average shares outstanding         8,229,505   8,229,384   8,229,384
                                             =========   =========   =========
 Basic Earnings (Loss) Per Share           $      (.02) $     (.00)  $     .00
                                             =========   =========   =========
Diluted Earnings (Loss) Per Share:
 Income (loss) available to common
   shareholders                            $  (124,973) $  (34,374)  $   6,533
                                             =========   =========   =========
 Weighted average shares outstanding         8,229,505   8,229,384   8,229,384
                                             =========   =========   =========
Dilutive shares issuable in connection with
 stock plans                                     -           -          91,456
                                             ---------   ---------   ---------

Total shares                                 8,229,505   8,229,384   8,320,840
                                             =========   =========   =========
Diluted Earnings (Loss) Per Share           $     (.02) $     (.00) $      .00
                                             =========   =========   =========

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

     Options to purchase 392,675 and 396,900 shares of common stock at exercise prices ranging from $1.56 to $5.13 per share were outstanding during the years ended September 30, 1999 and 1998, respectively, and were not included in the computation of diluted earnings per share in accordance with SFAS 128, as the potential shares are considered anti-dilutive due to the Company's loss from continuing operations.


     13.  PROVISION FOR (BENEFIT OF) INCOME TAXES

     Provision for (benefit of) income taxes is as follows:



                                   1999            1998            1997
                                   ----            ----            ----
        Current:
           Federal              $   -            $   -          $(8,911)
           State                    -                45             -
                                 ------           ------         -------
                                    -                45          (8,911)
                                 ------           ------         -------
        Deferred:
           Federal              (24,975)           (295)         27,104
           State                (12,514)         (1,974)          4,042
                                --------         -------         -------

                                (37,489)         (2,269)         31,146
                                --------         -------         -------

                               $(37,489)        $(2,224)        $22,235
                                ========         =======         =======
     In accordance with SFAS 109, tax credits arising from net operating losses, which previously were reported as extraordinary items, have now been restated as offsets against the provision for income taxes.

     The Company's effective tax rate was (23.1)%, (6.1)% and 77.3% for the years ended September 30, 1999, 1998 and 1997, respectively. Reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:



                                                September 30,
                                            1999      1998      1997
                                            ----      ----      ----

Computed at the expected statutory rate    (28.7)%   (15.0)%    34.0%
State taxes net of federal tax benefit      (6.1)     (6.1)      8.5
Nondeductible expenses                      11.7      15.0      24.5
Other                                         -         -       10.3
                                            ----      ----      ----
                                           (23.1)%    (6.1)%    77.3%
                                           =====      ====      ====

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)





     13.  PROVISION FOR (BENEFIT OF) INCOME TAXES (Continued)

     Certain items of income and expense are recognized in different years for financial reporting and income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. The items that give rise to the deferred income tax benefit and deferred income tax liability are as follows:




                                                      September 30,
                                               1999          1998       1997
                                               ----          ----       ----
Deferred Tax Asset:
 Difference in capitalization of
   inventory cost                         $  76,515     $  75,995  $  73,463
 Difference in reporting bad debts            3,470        48,022     48,059
 Federal and State of Pennsylvania net
  operating loss carryforward               109,839        23,208     22,603
 Tax credits and other current assets         8,156        10,703       -
                                            -------       -------    -------
   Total deferred tax asset                 197,980       157,928    144,125
 Valuation allowance                         (4,945)       (4,945)    (4,945)
                                            -------       -------    -------
Total net deferred tax asset               $193,035      $152,983   $139,180
                                            =======       =======    =======
Deferred Tax Liability:
 Difference in reporting depreciation     $  16,885      $ 18,445   $ 11,093
                                            -------       -------    -------
Total Deferred Tax Liability              $  16,885      $ 18,445   $ 11,093
                                            =======       =======    =======
     The Company has federal and state net operating loss carryforwards of approximately $231,000 and $592,000, respectively, available to reduce future taxable income which expires through the year ended September 30, 2014.


     14.  CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of short-term cash investments and trade receivables. The Company maintains substantially all of its banking activities with one bank and cash balances throughout the year generally exceed the federally insured limit of $100,000. The Company invests overnight these cash balances which exceed $100,000 in money market accounts and U.S. Treasury Securities. At September 30, 1999 and 1998 the balances the company held in these securities was approximately $1,060,000 and $805,000, respectively. Management believes that the risk associated with trade receivables, which are principally due from two customers, is adequately provided for in the allowance for doubtful accounts.

                   VALLEY FORGE SCIENTIFIC CORP.
                    FORM 10-K FOR THE YEAR ENDED
                         SEPTEMBER 30, 1999

                         INDEX TO EXHIBITS*



     Exhibit Number                Description                                                     Page Number

     3(b)                          Articles of Incorporation, restated to
                                   include Amendment to Articles of
                                   Incorporation dated August 26, 1999

     10(r)                         Second Extension of Distribution Agreement with Codman &
                                   Shurtleff, Inc., dated November 2, 1999

     10(s)                         Demand Note from Bernard H. Shuman of the Company

     23                            Consent of Samuel Klein & Company

     27                            Financial Data Schedule


        * Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing in Item 14 on the Report on Form 10-K