Form 10-K/A
period 1999-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 2000-01-27
CIK 836429

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

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING BID AND ASK
PRICES AS REPORTED BY THE NASDAQ SYSTEM ON DECEMBER 22, 1999 AS
$19,031,065.

AT DECEMBER 22, 1999 THERE WERE 8,217,309 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

                                                                       Director
Name                    Age     Position(s)                            Since
----                    ---     -----------                            -----
Jerry L. Malis (1)      67      Chairman of the Board and President    1980
Thomas J. Gilloway      62      Executive Vice President, Secretary,   1984
                                Treasurer and Director
Leonard I. Malis        80      Director                               1989
Bruce A. Murray (1)     63      Director                               1992
Bernard H. Shuman       75      Vice President and Director            1994
Robert  H. Dick (1)     56      Director                               1997

(1) Member of the Audit Committee

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

    Thomas J. Gilloway has been Executive Vice President and a Director of the Company since December 1984, and as of June 30, 1989 was appointed Secretary and Treasurer of the Company. From the Company's inception in March 1980 to December 21, 1984, Mr. Gilloway served in capacities as a Vice-President and Treasurer. Mr. Gilloway received his undergraduate degree from LaSalle University in 1959 and his graduate degree from Temple University in 1963. Prior to his involvement with the Company, Mr. Gilloway was employed in a marketing capacity for Scott Paper Company, C.R. Bard, Inc., and CheckPoint Systems as Director of Marketing. He is involved with marketing, regulatory and contract administration matters for the Company and currently devotes approximately half of his time to the business of the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION.

        The following table sets forth the compensation paid by the Company to its executive officers for the three fiscal years ended September 30, 1999.

                     SUMMARY COMPENSATION TABLE

Name and                                 Fiscal Year              Salary (1)          Number of Shares of
Principal Position                                                                       Common Stock
                                                                                           Underlying
                                                                                        Options Granted
------------------------------------------------------------------------------------------------------------

Jerry L. Malis,                             1999                   $188,222                   ---
       President                            1998                    188,949                   ---
                                            1997                    179,951                   ---

Thomas J. Gilloway,                         1999                   $100,013                   ---
     Executive Vice President               1998                    161,278                   ---
                                            1997                    153,598                   ---

Bernard H. Shuman                           1999                   $105,000                   ---
   Vice President -Technology               1998                    105,000                   ---
                                            1997                    105,000                   ---


(1) Non-cash compensation did not exceed the lesser of $50,000 or 10% of the cash compensation for the named individual.


    Effective July 1, 1994, the Company entered into employment agreements with Jerry L. Malis, President, and Thomas J. Gilloway, Executive Vice President, for a term of 63 months expiring on September 30, 1999. The agreements provide for annual base salaries to Mr. Malis and Mr. Gilloway of $148,720 and $126,940, respectively, in 1994, with annual base salary increases of 10% commencing on October 1, 1994. For the year ending September 30, 1998, Messrs. Malis and Gilloway waived their right to a full 10% increase of base salary, opting to reduce the annual base salary increase from 10% to 5% for 1998, and for the year ending September 30, 1999 they waived their right to the 10% increase of base salary. The reduction of Mr. Gilloway's base salary for the year ended September 30, 1999 was due to his being employed on a half-time basis effective January 1, 1999. On September 30, 1999, the Company extended the term of the employment agreements for an additional year effective October 1, 1999, under which Messrs. Malis and Gilloway are to receive an annual base salary of $198,950 and
$90,000, respectively.   The agreements provide that Messrs. Malis
and Gilloway may each receive such other cash and stock bonuses as may be determined from time to time by the Board of Directors. The employment agreements may be terminated for cause. In addition, the agreements provide that in the event of a change of control (as defined in the Securities Exchange Act of 1934) of the Company, the employee may terminate his employment for "good reason" and shall be entitled to receive a payment equal to the lesser of (i) 2.99 times the employee's average annual compensation (including bonuses, if any) during the three years preceding the date of termination; or
(ii) the compensation payable for the remaining term of the agreement. The term "good reason" includes the assignment to the employee of duties inconsistent with the employee's then position, a relocation of the Company's office more than 30 miles from the Company's present offices, a failure of the Company to continue in effect any benefit or compensation plan, depriving the employee of any fringe benefit, or the failure of any successor entity to assume the employment agreement.

    On August 31, 1994, the Company entered into an employment agreement with Bernard H. Shuman, Vice President-Technology, for a term of 59 months ending on July 31, 1999. The agreement provided for an annual salary to Mr. Shuman of $50,000 for the period from September 1, 1994 to July 31, 1995, and a salary of $105,000 for each twelve month period thereafter. The agreement provides that Mr. Shuman may receive additional compensation and benefits as may be determined from time to time by the Board of Directors. The agreement provides for certain death and disability benefits. The employment agreement may be terminated for cause. Although the employment agreement has not been extended, the Company continues to provide compensation to Mr. Shuman on an annual basis of $105,000.

                       DIRECTORS' COMPENSATION

    Directors of the Company do not receive any compensation for their services as members of the Board of Directors, but Directors who are not officers of the Company are entitled to reimbursement for expenses incurred in connection with their attendance at meetings and are entitled to participate in the Company's Stock Option Plan. In November 1998, each director who was not an employee of the Company (except Leonard I. Malis) received a grant of stock options to purchase 2,000 shares of Common Stock pursuant to the Company's Stock Option Plan.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth as of December 31, 1999, certain information with respect to the beneficial ownership of Common Stock, by each person known to the Company to own beneficially 5% or more of the outstanding Common Stock, by each director and nominee, and by all officers and directors as a group.

                                     Amount of
Name and Address of                  Beneficial               Percentage
Beneficial Owners (1)                Ownership                Owned
----------------------               ----------               ----------

Jerry L. Malis (2)(3)                1,282,276                  15.3%
Thomas J. Gilloway(2)(7)             1,001,375                  12.0%
Dr. Leonard I. Malis(2)(8)             882,242                  10.7%
Bernard H. Shuman(2)(4)                126,467                   1.5%
Bruce A. Murray(2)(5)                   13,500                    *
Robert H. Dick(2)(6)                     4,000                    *
All officers and directors
as a group (6 persons)               3,309,860                  38.6%

------------------
* less than 1%

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

(8) Includes 400,000 shares held in the Leonard and Ruth Malis Family, L.P., a limited partnership in which Dr. Malis is a general partner and possess voting and dispositive control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Since the late 1960's, Dr. Leonard I. Malis, a director of the Company, on an individual basis, has been a party to royalty arrangements with Codman & Shurtleff, Inc., formerly known as Johnson & Johnson Professional, Inc., a principal customer of the Company. Dr. Malis has developed and in the future may develop passive hand instruments for Codman & Shurtleff, Inc. with no pecuniary benefits to the Company.

    The Company has entered into a five year lease commencing on July 1, 1995 for approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,618 with GMM Associates, a Pennsylvania general partnership, whose partners are Jerry L. Malis, Thomas J. Gilloway and Leonard I. Malis, principal shareholders, directors and/or officers of the Company. The related expense for this lease for the year ended September 30, 1999 was $55,707. The Company believes the rental payments reflect fair rental value for the space.

    For fiscal 1999, the Company paid legal fees and costs in the amount of $81,314 to Hale & Schenkman, a law firm in which the son-in-law of Jerry L. Malis is a partner.

    In fiscal 1998, the Company retained R. H. Dick & Company,
Inc.,an investment banking and business consulting company, owned by Robert H. Dick, a director of the Company, to perform investment banking and business consulting services for the Company.

                              SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of January, 2000.

                         VALLEY FORGE SCIENTIFIC CORP.



                 BY:     /s/ Jerry L. Malis
                         -----------------------------
                         Jerry L. Malis, President