Form 10-Q
period 1999-12-31
VALLEY FORGE SCIENTIFIC CORP
filed 2000-02-14
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999


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

                       Yes   X        No _____

At February 9, 2000 there were 8,217,309 shares outstanding of the Registrant's no par value Common Stock.

                    VALLEY FORGE SCIENTIFIC CORP.

                          INDEX TO FORM 10-Q

                          December 31, 1999



                                                                       Page
PART I - FINANCIAL INFORMATION                                       Number

 ITEM 1.  FINANCIAL STATEMENTS:

       Balance Sheets - December 31, 1999 and September 30, 1999.       1

       Statements of Operations for the three months
       ended December 31, 1999 and December 31, 1998.                   2

       Statements of Cash Flows for the three months
       ended December 31, 1999 and December 31, 1998.                   3

       Notes to Financial Statements.                                   4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.                           5

PART II - OTHER INFORMATION                                             9



<PAGE  1>

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                           BALANCE SHEETS



                                                  December 31,   September 30,
                                                     1999            1999
                                                  ------------   -------------
ASSETS                                            (Unaudited)     (Audited)

Current Assets:
 Cash and cash equivalents                         $    712,576  $1,158,462
 Accounts receivable                                  1,001,258     540,456
 Inventory                                            1,198,794   1,170,509
 Prepaid items and other current assets                 154,349      98,932
 Current portion of deferred income tax benefit         176,435     193,035
                                                   ------------  ----------
          Total Current Assets                        3,243,412   3,161,394

Property, Plant and Equipment, Net                      196,849     205,443
Intangible Assets, Net                                  642,645     662,794
Other Assets                                              4,812       4,812
                                                    -----------  ----------
                                                     $4,087,718  $4,034,443
                                                    ===========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses             $    213,004 $   166,618
                                                   ------------ -----------
          Total Current Liabilities                     213,004     166,618

Deferred Income Taxes Payable                            16,885      16,885
                                                   ------------ -----------
          Total Liabilities                             229,889     183,503
                                                   ------------ -----------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                                        -           -
 Common stock (no par, 20,000,000 shares
   authorized, shares issued and outstanding
   at December 31, 1999 - 8,213,309 and
   at September 30, 1999 - 8,217,309)                 3,992,313   4,006,825
 Retained earnings (deficit)                           (134,484)   (155,885)
                                                      ---------   ---------
                                                      3,857,829   3,850,940
                                                      ---------   ---------
                                                     $4,087,718  $4,034,443
                                                     ==========  ==========

                                 -1-

<PAGE  2>

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                       STATEMENT OF OPERATIONS
                             (UNAUDITED)



                                                  For the Three Months Ended
                                                          December 31,
                                                         1999        1998
                                                         ----        ----

Net Sales                                            $1,107,613    $952,452

Cost of Sales                                           580,894     497,886
                                                     ----------    --------
Gross Profit                                            526,719     454,566
                                                     ----------    --------
Other Costs:
 Selling, general and administrative                    412,023     369,648
 Research and development                                67,132      78,331
 Amortization                                            20,148      22,920
                                                     ----------     -------
          Total Other Costs                             499,303     470,899
                                                     ----------     -------
Income (Loss) from Operations                            27,416     (16,333)

Other Income:
 Interest income                                         10,585       9,694
                                                     ----------     -------
Income (Loss) before Income Taxes                        38,001      (6,639)

Provision for (Benefit of) Income Taxes                  16,600        (229)
                                                     ----------     -------
Net Income (Loss)                                  $     21,401    $ (6,410)
                                                     ==========     =======
Earnings (Loss) per Share:
 Basic earnings (loss) per common share            $        .00    $   (.00)
 Diluted earnings (loss) per common                  ==========     =======
   share                                           $        .00    $   (.00)
                                                     ==========     =======
Basic common shares outstanding                       8,216,570   8,229,384

Diluted common shares outstanding                     8,367,739   8,229,384           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES


                                 -2-

<PAGE  3>

           VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                       STATEMENT OF CASH FLOWS
                             (UNAUDITED)




                                                       For the Three Months Ended
                                                               December 31,
                                                          1999        1998
                                                          ----        ----
Cash Flows from Operating Activities:
 Net income (loss)                                  $    21,401   $  (6,410)
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
     Depreciation and amortization                       28,743      31,623

     Changes in assets and liabilities, net of
       effect from:
         (Increase) decrease in accounts receivable    (460,802)    206,366
         (Increase) decrease in inventory               (28,285)     54,961
         (Increase) decrease in deferred income tax
           tax benefit                                   16,600      (9,706)
         (Increase) decrease in prepaid items and
           other current assets                         (55,417)    (64,144)
         Increase (decrease) in accounts payable
           and accrued expenses                          46,386       1,624
         Increase (decrease) in income taxes payable       -          9,021
         Increase (decrease) in deferred income taxes      -            455
                                                       --------     -------
           Net cash provided by (used in) operating
              activities                               (431,374)    223,790
                                                       --------     -------
Cash Flows from Investing Activities:
 Purchase of property, plant and equipment                 -        (12,576)
                                                       --------     -------
          Net cash used in investing activities            -        (12,576)
                                                       --------     -------
Cash Flows from Financing Activities:
 Repurchase of common stock                             (14,512)       -
                                                       --------     -------
          Net cash used in financing activities         (14,512)       -
                                                       --------     -------
Net Increase in Cash and Cash Equivalents              (445,886)    211,214

Cash and Cash Equivalents - beginning of period       1,158,462     873,757
                                                      ---------   ---------
Cash and Cash Equivalents - end of period           $   712,576  $1,084,971
                                                      =========   =========
                                 -3-

<PAGE  4>


             VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 1999






NOTE 1

Valley Forge Scientific Corp. ("VFSC") is engaged in the business of developing, manufacturing and selling medical devices and products. The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2

The September 30, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1999 and the statements of operations for the three months ended December 31, 1999 and 1998 and the statements of cash flows for the three months ended December 31, 1999 and 1998.

The statements of operations for the three months ended December 31, 1999 and 1998 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.


NOTE 3

Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.

<PAGE  5>


                    VALLEY FORGE SCIENTIFIC CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       Results of Operations for the Three  Months Ended December
31, 1999 Compared to the Three Months Ended December 31, 1998.

       Sales of $1,107,613 for the three months ended December 31, 1999 were 16 % greater than sales of $952,452 for the three months ended December 31, 1998. Codman & Shurtleff, Inc. ("Codman"), our principal customer, accounted for 91% of sales for the three months ended December 31, 1999.

       In the latter part of the first quarter of 2000, we began shipping the first units, of a 500 unit order, of the Bident Bipolar Oral Surgical System and associated procedure specific instruments to our worldwide distributor, the Bident International, L.L.C. division of the Garfield Refinery Company. The remainder of the 500 unit order is to be shipped as the units are produced to satisfy Bident International's customer's needs.

       For the three months ended December 31, 1999, bipolar electrosurgical systems and irrigation systems accounted for 73% of our sales, disposable cord/tubing sets and bipolar cords accounted for 25% of our sales and disposable instrumentation accounted for 3% of our sales. For the three months ended December 31, 1998, bipolar electrosurgical systems and irrigation systems accounted for 61% of our sales, disposable cord/tubing sets and bipolar cords accounted for 35% of our sales and disposable instrumentation accounted for 4% of our sales. Sales of disposable instrumentation did not increase at anticipated rates in the quarter ended December 31, 1999 due to the Company and Codman not agreeing to an extension of their existing distribution agreement until November 1999 and design changes in the Bident Bipolar Oral Surgical System, which delayed sales of bipolar dental instruments.

       Gross profit was $526,719, or 48% of sales, for the three months ended December 31, 1999, as compared to gross profit of $454,566, or 48% of sales, for the three months ended December 31, 1998.

       Selling, general and administrative expenses increased by 11% to $412,023 for the three months ended December 31, 1999 from $369,648 for the three months ended December 31, 1998.

       Research and development expenses decreased by 14% to $67,132 for the three months, ended December 31, 1999. Although research and development expenses decreased as a whole, the research and development expenses for new instrumentation increased. We developed six new disposable neurosurgical instruments, four new disposable dental instruments as well as new disposable instrumentation for use in the fields of laparoscopic surgery, ENT (ear, nose and throat), plastic and reconstructive surgery and maxillofacial surgery.

<PAGE  6>

       We had income from operations of $27,416 for the three months ended December 31, 1999 as compared to a loss from operations of $16,333 for the three months ended December 31, 1998. We had interest income of $10,585 for the three months ended December 31, 1999, as compared to $9,694 for the three months ended December 31, 1998. The provision for income taxes was $16,600 for the three months ended December 31, 1999 as compared to a benefit of income taxes of $229 for the three months ended December 31, 1998.

        As a result of the foregoing, we had net income of $21,401 for the three months ended December 31, 1999 as compared to a net loss of $6,410 for the three months ended December 31, 1998. Income per basic and diluted common share was $.00 for the three months ended December 31, 1999 as compared to a loss per basic and diluted share of $.00 for the three months ended December 31, 1998.

Liquidity and Capital Resources

       The primary measures of our  liquidity are cash balances
(including short-term investments), accounts receivable and inventory balances, as well as our borrowing ability. During the three months ended December 31, 1999, our working capital increased by $35,632 to $3,030,408.

       We used $431,374 in operating activities for the first three months of fiscal 2000 principally from an increase of $460,802 in accounts receivable, an increase in inventory of $28,285, and an increase in prepaid items and other current assets of $55,417, offset by an increase in accounts payable and accrued expenses of $46,386 and the Company's net income, as adjusted for noncash items. The increase in accounts receivable was due to normal market conditions.

       During the three months ended December 31, 1999, we used $14,512 for the repurchase of 4,000 shares of our common stock pursuant to a stock repurchase program we announced on May 13, 1999.
 All 4,000 shares are in the process of being retired. Cash decreased by $445,886 in the first three months of fiscal 2000, resulting in a balance of $712,576 in our cash and cash equivalents at December 31, 1999.

       For the three months ended December 31, 1998, we provided
$223,790 from operating activities and used $12,576 for the purchase of property and equipment.

       We have no long-term debt. We believe that we have available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms.

YEAR 2000 COMPLIANCE

       As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the Year 2000 and beyond. The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. The Company has completed an upgrade of this software package for Year 2000 compliance. Other systems have been assessed, and have been replaced or modified to make the necessary modifications to be Year 2000 compliant.

<PAGE  7>

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

FORWARD LOOKING STATEMENTS

       The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that Valley Forge Scientific Corp. ("Valley Forge") "believes", "anticipates", "expects", or "plans to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include, but are not limited to statements about: (1) any competitive advantage we may have as a result of our installed base of electrosurgical generators in the field of neurosurgery; (2) our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; and (3) the anticipated success of certain recently introduced products and disposable instrumentation or products and disposable instrumentation scheduled to be released in the near future for use in neurosurgery, other surgical disciplines, and the dental market. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. The Company does not intend to update these forward looking statements. Investors are advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect the financial results of Valley Forge.

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

<PAGE  8>



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

       (B)     CURRENT REPORTS OF FORM 8-K
               None

                    VALLEY FORGE SCIENTIFIC CORP.

                              SIGNATURES


       Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              VALLEY FORGE SCIENTIFIC CORP.


Date:  February 11, 2000      By:     /s/ Jerry L. Malis
                                      -------------------------
                                      Jerry L. Malis, President
                                      (principal financial officer)