Form 10-Q
period 2000-03-31
VALLEY FORGE SCIENTIFIC CORP
filed 2000-05-15
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to

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

                         Yes   [X]        No [ ]

At May 11, 2000 there were 8,213,309 shares outstanding of the Registrant's no par value Common Stock.

                         VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                                 March 31, 2000



                                                       Page
                                                       Number

Part I - Financial Information

     Item 1.  Financial Statements:

     Balance Sheets - March 31, 2000 and September 30, 1999.          1

     Statements of Operations for the three and six months
     ended March 31, 2000 and March 31, 1999.                         2

     Statements of Cash Flows for the six months
     ended March 31, 2000 and March 31, 1999.                         3

     Notes to Financial Statements.                                   4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.          5

Part II - Other Information                                           8

                                      (i)
               VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS






                                          March 31,              September 30,
ASSETS
                                          2000                   1999
                                          --------               -----------
                                         (Unaudited)            (Audited)
Current Assets:
     Cash and cash equivalents            $  521,297             $1,158,462
     Accounts receivable                     804,252                540,456
     Inventory                             1,447,254              1,170,509
     Prepaid items and
      other current assets                   141,342                 98,932
     Current portion of deferred
      income tax benefit                     254,315                193,035
                                           ----------              ---------
          Total Current Assets             3,168,460              3,161,394

Property, Plant and Equipment, Net           187,249                205,443

Intangible Assets, net                       622,497                662,794

Other Assets                                   4,812                  4,812
                                           ---------              ---------
          Total Assets                    $3,983,018             $4,034,443
                                           =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and
      accrued expenses                    $  258,536             $  166,618
                                             -------                -------
          Total Current Liabilities          258,536                166,618

Deferred Income Tax Liability                 16,885                 16,885
                                             -------                -------
          Total Liabilities                  275,421                183,503
                                             -------                -------
Commitments and Contingencies

Stockholders' Equity:
     Preferred stock     -           -
     Common stock
     (no par, 20,000,000 shares
       authorized, shares issued and
       outstanding at
       March 31, 2000 - 8,213,309 and at
       September 30, 1999 - 8,217,309)     3,992,313              4,006,825
     Retained earnings (deficit)            (284,716)              (155,885)
                                           ---------              ---------
          Total Stockholders' Equity       3,707,597              3,850,940
                                           ---------              ---------
          Total Liabilities and
Stockholders' Equity                      $3,983,018             $4,034,443
                                           =========              =========

                                      [1]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                            Three Months Ended             Six Months Ended
                            March 31,                      March 31,

                            2000         1999           2000         1999

Net Sales                   $ 708,441    $ 893,169      $1,816,054   $1,845,621

Cost of Sales                 411,742      492,171         992,636      990,057
                              -------      -------       ---------    --------
Gross Profit                  296,699      400,998         823,418      855,564
                              -------      -------         -------      -------
Other Costs:
 Selling, general
  and administrative          407,831      342,454         819,854      712,102
 Research and development     104,758       76,306         171,890      154,637
 Amortization                  20,149       22,920          40,297       45,840
                              -------      -------       ---------      -------
        Total Other Costs     532,738      441,680       1,032,041      912,579
                              -------      -------       ---------      -------
Income (Loss)
from Operations              (236,039)     (40,682)       (208,623)     (57,015)

Other Income:
 Interest income                7,927        7,694          18,512       17,388
                              -------       ------         -------       ------
Income (Loss)
before Income Taxes          (228,112)     (32,988)       (190,111)     (39,627)

Provision for (Benefit of)
Income Taxes                  (77,880)      (6,345)        (61,280)      (6,574)
                              -------       ------         -------       ------
Net Loss                    $(150,232)   $ (26,643)     $ (128,831)  $  (33,053)
                              =======       ======         =======       ======

Earnings (Loss) Per Share:
 Basic earnings (loss)
  per common share          $    (.02)   $    (.00)     $     (.02)  $     (.00)
                                  ===          ===             ===          ===
Diluted earnings (loss)
per common share            $    (.02)   $    (.00)     $     (.02)  $     (.00)
                                  ===          ===             ===          ===

Basic common shares
outstanding                 8,213,309    8,234,509      8,214,006     8,234,509

Diluted common shares
outstanding                 8,213,309    8,234,509      8,214,006     8,234,509

                                      [2]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                       FOR THE SIX MONTHS ENDED MARCH 31,


                                                2000             1999

Cash Flows from Operating Activities:
     Net loss                                   $ (128,831)      $ (33,053)
     Adjustments to reconcile
      net loss to net cash
       used in operating activities:
         Depreciation and amortization              59,629          68,167
         Deferred income tax benefit               (61,280)        (16,397)

     Changes in assets and liabilities,
      net of effect from:
          (Increase) decrease in
            accounts receivable                   (263,796)       (406,780)
          Decrease (increase) in inventory        (276,745)       (110,907)
          Decrease (increase) in recoverable
           income taxes                                  -           4,636
          Increase in prepaid items and other
         current assets                            (42,410)        (60,977)
          Increase in accounts payable
           and accrued expenses                     91,918         113,496
          Increase in income taxes payable               -           4,262
          Increase (decrease) in deferred income
            Taxes payable                                -             925
                                                   -------         -------
     Net cash used in operating activities        (621,515)       (436,628)
                                                   -------         -------
Cash Flows from Investing Activities:
     Purchase of property, plant and equipment      (1,138)        (15,335)
                                                   -------         -------
      Net cash used in investing activities         (1,138)        (15,335)
                                                   -------         -------

Cash Flows from Financing Activities:
     Repurchase of common stock                    (14,512)              -
     Proceeds from exercise of stock options             -          11,972
                                                   -------         -------
  Net cash provided by (used in)
financing activities                               (14,512)         11,972
                                                   -------        --------
Net Decrease in Cash and Cash Equivalents         (637,165)       (439,991)

Cash and Cash Equivalents, beginning of period   1,158,462         873,757
                                                 ---------         -------
Cash and Cash Equivalents, end of period        $  521,297       $ 433,766
                                                 =========        ========

Supplemental Disclosures of
Cash Flow Information:
     Cash paid during the year for:
       Interest                                 $        -       $       -
                                                 =========        ========
       Income taxes                             $    2,500               -
                                                 =========        ========

                                      [3]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2

The September 30, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and the statements of operations for the three and six months ended March 31, 2000 and 1999 and the statements of cash flows for the six months ended March 31, 2000 and 1999.

The statements of operations for the three and six months ended March 31, 2000 and 1999 are not necessarily indicative of results for the full year.

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

                                      [4]

                         VALLEY FORGE SCIENTIFIC CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Results of Operations for the Three and Six Months Ended March 31, 2000 compared to the Three and Six Months Ended March 31, 1999.

          Sales of $708,441 for the three months ended March 31, 2000 were 21% less than sales of $893,169 for the three months ended March 31, 1999 and sales of $1,816,054 for the six months ended March 31, 2000 were 2% less than sales of $1,845,621 for the six months ended March 31, 1999. Codman & Shurtleff, Inc. ("Codman"), our principal customer, accounted for 76% of sales for the three months and 84% for the six months ended March 31, 2000.

          One of the highlights of the second quarter of fiscal 2000 was the initial release of a new line of disposable neurosurgical instruments designed to be used with our Malis bipolar electrosurgical generators,which we sell to Codman. Also, in the second quarter, we continued initial shipments of the Bident Bipolar Oral Surgical System and associated procedure specific instruments to our worldwide distributor, the Bident International, L.L.C. division of the Garfield Refinery Company.

          For the three months ended March 31, 2000, bipolar electrosurgical systems and irrigation systems accounted for 44% of our sales; disposable cord/tubing sets and bipolar cords accounted for 33% of our sales; and disposable instrumentation accounted for 18% of our sales. For the six months ended March 31, 2000, bipolar electrosurgical systems and irrigation systems accounted for 56% of our sales; disposable cord/tubing sets and bipolar cords accounted for 28% of our sales; and disposable instrumentation accounted for 10% of our sales.

          Gross profit was $296,699, or 42% of sales, for the three months, and $823,418, or 45% of sales, for the six months, ended March 31, 2000. Gross profit for the three and six months ended March 31, 1999 was $400,998, or 45% of sales, and $855,564, or 46% of sales, respectively

          Selling, general and administrative expenses increased by 19% to $407,831 for the three months, and by 15% to $819,854 for the six months, ended March 31,2000 from $342,454 for the three months, and $712,102 for the six months, ended March 31, 1999.

          Research and development expenses increased by 37% to $104,758 for the three months, and by 11% to $171,890 for the six months, ended March 31, 2000. These expenses reflect further development of generators for use in the fields of ENT(ear, nose and throat), plastic and reconstructive surgery and maxillofacial surgery.

          We had a loss from operations of $236,039 for the three months, and $208,623 for the six months, ended March 31, 2000 as compared to a loss from operations of $40,682 for the three months, and $57,015 for the six months, ended March 31, 1999. Interest income was relatively constant for the three and six months ended March 31, 2000 as compared to the three and six months ended March 31, 1999. The benefit of income taxes was $77,880 for the three months, and $61,280 for the six months, ended March 31, 2000 as compared to a benefit of income taxes of $6,345 for the three months and $6,574 for the six months, ended March 31, 1999.

      As a result of the foregoing, we had a loss of $150,232 for the three months, and a loss of $128,831 for the six months, ended March 31, 2000 as compared to a net loss of $26,643 for the three months, and $33,053 for the six months, ended March 31, 1999. Loss per basic and diluted common share was $.02 for the three and six months ended March 31, 2000 as compared to a loss per basic and diluted share of $.00 for the three and six months ended March 31, 1999.

Liquidity and Capital Resources

     The primary measures of our liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as our borrowing ability. During the six months ended March 31, 2000, our working capital decreased by $84,852 to $2,909,924.

                                      [5]

     We used $621,515 in operating activities for the first six months of fiscal 2000 principally from our net loss, an increase of $263,796 in accounts receivable, an increase in inventory of $276,745, and an increase in prepaid items and other current assets of $42,410, offset by an increase in accounts payable and accrued expenses of $91,918. The increase in accounts receivable and inventory was due to normal market conditions.

     During the six months ended March 31, 2000, we used $1,138 for the purchase of equipment. We also used $14,512 for the repurchase of 4,000 shares of our common stock in the first quarter of fiscal 2000. Cash decreased by $637,165 in the first six months of fiscal 2000, resulting in a balance of $521,297 in our cash and cash equivalents at March 31, 2000.

     For the six months ended March 31, 1999, we used $436,628 from operating activities, we used $15,335 for the purchase of property and equipment and we received $11,972 from the exercise of employee stock options.

     Subsequent to the end of the March 31, 2000 quarter, we repurchased 28,900 shares of our common stock for $63,447 pursuant to a stock repurchase program we announced on May 13, 1999. All 28,900 shares are in the process of being retired. To date, we have purchased 50,100 shares pursuant to the stock repurchase program. The stock repurchase program authorizes the repurchase of up to 200,000 shares of our common stock.

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

Forward Looking Statements

     The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that Valley Forge Scientific Corp. ("Valley Forge") "believes", "anticipates", "expects", or "plans to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include, but are not limited to statements about: (1) any competitive advantage we may have as a result of our installed base of
                                      [6]
electrosurgical generators in the field of neurosurgery; (2) our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; and (3) the anticipated success of certain recently introduced products and disposable instrumentation or products and disposable instrumentation recently released or scheduled to be released in the near future for use in neurosurgery, other surgical disciplines, and the dental market. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. The Company does not intend to update these forward looking statements. Investors are advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect the financial results of Valley Forge.

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

                                      [7]

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

                    None
                                      [8]

                         VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        VALLEY FORGE SCIENTIFIC CORP.


                                        By:/s/ Jerry L. Malis
                                        Jerry L. Malis, President
                                        (principal financial officer)

                                      [9]