Form 10-Q
period 2000-06-30
VALLEY FORGE SCIENTIFIC CORP
filed 2000-08-14
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to ________________

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

      Yes   X        No _____

At August 1, 2000 there were 8,163,524 shares outstanding of the Registrant's no par value Common Stock.

                         VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                                 June 30, 2000

                                                              Page
                                                              Number

Part I - Financial Information

 Item 1.  Financial Statements:

 Balance Sheets - June 30, 2000 and September 30, 1999.         1

 Statements of Operations for the three and nine months
 ended June 30, 2000 and June 30, 1999.                         2

 Statements of Cash Flows for the nine months
 ended June 30, 2000 and June 30, 1999.                         3

 Notes to Financial Statements.                                 4

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.        5

Part II - Other Information                                     8

                VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    June 30,            September 30,
                                    2000                1999
                                 (Unaudited)           (Audited)
ASSETS

Current Assets:
 Cash and cash equivalents         $  450,053           $1,158,462
 Accounts receivable                  938,369              540,456
 Inventory                          1,461,032            1,170,509
 Prepaid items and
other current assets                  130,605               98,932
 Current portion of deferred
income tax benefit                    215,756              193,035
                                    ---------            ---------
    Total Current Assets            3,195,815            3,161,394

Property, Plant and Equipment, Net    177,523              205,443

Intangible Assets, Net                602,348              662,794

Other Assets                            8,372                4,812
                                    ---------            ---------
     Total Assets                  $3,984,058           $4,034,443
                                    =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and
   accrued expenses                $  317,822           $  166,618
                                      -------              -------
   Total Current Liabilities          317,822              166,618

Deferred Income Tax Liability          16,885               16,885
                                      -------              -------
          Total Liabilities           334,707              183,503
                                      -------              -------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                            -                    -
 Common stock (no par,
20,000,000 shares,
   authorized, shares issued
and outstanding
 at June 30, 2000, - 8,163,524
and at September 30, 1999
- 8,217,309)                        3,886,094            4,006,825
 Retained earnings (deficit)         (236,743)            (155,885)
                                    ---------            ---------
     Total Stockholders' Equity     3,649,351            3,850,940
                                    ---------            ---------
  Total Liabilities and
Stockholders' Equity               $3,984,058           $4,034,443
                                    =========            =========
                                      [1]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  Three Months Ended          Nine Months Ended
                  June 30,                    June 30,
                  2000          1999          2000          1999

Net Sales        $1,262,207    $1,151,443     $3,078,261    $2,997,064

Cost of Sales       644,544       562,586      1,637,180     1,552,643
                    -------       -------      ---------     ---------
Gross Profit        617,663       588,857      1,441,081     1,444,421
                    -------       -------      ---------     ---------
Other Costs:
 Selling, general
and administrative  423,277       362,523      1,243,131     1,074,625
 Research and
development         101,385        83,122        273,275       237,759
 Amortization        20,148        22,921         60,445        68,761
                    -------       -------      ---------     --------
 Total Other Costs  544,810       468,566      1,576,851     1,381,145
                    -------       -------      ---------     ---------
Income (Loss) from
Operations           72,853       120,291       (135,770)       63,276

Other Income:
 Interest income      7,925         6,367         26,437        23,755
                     ------       -------        -------        ------
Income (Loss) before
Income Taxes         80,778       126,658       (109,333)       87,031

Provision for
(Benefit of)
Income Taxes         32,805        35,734        (28,475)       29,160
                     ------       -------        -------       -------
Net Income (Loss) $  47,973    $   90,924    $   (80,858)   $   57,871
                     ======        ======         ======        ======

Earnings (Loss)
Per Share:  Basic
earnings (loss) per
common share      $      .01   $      .01    $      (.01)   $       .01
                     =======       ======         ======        =======
 Diluted earnings
 (loss) per common
   share          $      .01   $      .01    $      (.01)   $        .01
                     =======       ======         ======        ========
 Basic common shares
outstanding         8,187,465   8,233,080       8,205,821       8,231,234

 Diluted common
shares outstanding  8,210,394   8,375,421       8,205,821       8,385,767
                                      [2]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                           For the Nine Months Ended
                                               June 30,
                                        2000                     1999

Cash Flows from Operating Activities:
 Net income (loss)                             $ (80,858)        $    57,871
 Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
     Depreciation and amortization                89,504             101,878
     Changes in assets and liabilities,
        net of effect from:
         Increase in accounts receivable        (397,913)           (191,644)
         Decrease (increase) in inventory       (290,523)            (42,007)
         Decrease (increase) in recoverable
           income taxes                                -               4,636
         Increase in deferred income
          tax benefit                            (22,721)           (27,032)
         Decrease (increase) in prepaid items
           and other current assets              (31,673)           (33,371)
         Decrease in other assets                    265                  -
         Increase (decrease) in accounts payable
           and accrued expenses                  151,204             58,848
         Increase in income taxes payable              -             46,374
         Increase (decrease) in deferred income
           taxes payable                               -              5,183
                                                 -------             ------
             Net cash used in operating
                activities                      (582,715)           (19,264)
                                                 -------             ------
Cash Flows from Investing Activities:
 Purchase of property, plant and equipment        (1,138)           (15,335)
 Acquisition of other assets                      (3,825)                 -
                                                   -----             ------
     Net cash used in investing activities        (4,963)           (15,335)
                                                   -----             ------
Cash Flows from Financing Activities:
 Proceeds from exercise of stock options               -             11,972
 Purchase and retirement of common stock        (120,731)          (16,396)
                                                 -------            ------
          Net cash used in financing activities (120,731)          (4,424)
                                                 -------          -------
Net Decrease in Cash and Cash Equivalents       (708,409)         (39,023)

Cash and Cash Equivalents,
       beginning of period                     1,158,462          873,757
                                               ---------          -------
Cash and Cash Equivalents,
       end of period                          $  450,053        $ 834,734
                                                 =======          =======

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Income taxes                               $        -        $       -
                                                  ======           ======
   Interest                                   $        -        $       -
                                                  ======           ======
                                      [3]

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


NOTE 2

The September 30, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and the statements of operations for the three and nine months ended June 30, 2000 and 1999 and the statements of cash flows for the nine months ended June 30, 2000 and 1999.

The statements of operations for the three and nine months ended June 30, 2000 and 1999 are not necessarily indicative of results for the full year.

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

NOTE 3

Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.
                                      [4]

                         VALLEY FORGE SCIENTIFIC CORP.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Results of Operations for the Three and Nine Months Ended June 30, 2000 compared to the Three and Nine Months Ended June 30, 1999.

  Sales of $1,262,207 for the three months ended June 30, 2000 were 10% greater than sales of $1,151,443 for the three months ended June 30, 1999 and sales of $3,078,261 for the nine months ended June 30, 2000 were 3% greater than sales of $2,997,064 for the nine months ended June 30, 1999. Codman & Shurtleff, Inc. ("Codman"), our principal customer, accounted for 90% of sales for the three months and 87% for the nine months ended June 30, 2000.

  In April 2000, Codman made a national release of our neurosurgical disposable instruments in the United States and, in May 2000, Codman officially released these instruments in Europe. Also, in the third quarter, Boston Scientific Corporation made the official release of our Mini-Symm generator at the Digestive Disease Week meeting.

  For the three months ended June 30, 2000, bipolar electrosurgical systems and irrigation systems accounted for 55% of our sales; disposable cord/tubing sets and bipolar cords accounted for 27% of our sales; and disposable instrumentation accounted for 16% of our sales. For the nine months ended June 30, 2000, bipolar electrosurgical systems and irrigation systems accounted for 57% of our sales; disposable cord/tubing sets and bipolar cords accounted for 39% of our sales; and disposable instrumentation accounted for 13% of our sales.

  Gross profit was $617,663, or 49% of sales, for the three months, and $1,441,081, or 47% of sales, for the nine months, ended June 30, 2000. Gross profit for the three and nine months ended June 30, 1999 was $588,857, or 51% of sales, and $1,444,421, or 48% of sales, respectively

  Selling, general and administrative expenses increased by 17% to $423,277 for the three months, and by 16% to $1,243,131 for the nine months, ended June 30, 2000 from $362,523 for the three months, and $1,074,625 for the nine months, ended June 30, 1999.

  Research and development expenses increased by 22% to $101,385 for the three months, and by 15% to $273,275 for the nine months, ended June 30, 2000. These expenses reflect our commitment to development of new products for the neurosurgical and other medical and surgical markets.

  We had income from operations of $72,853 for the three months, and a loss from operations of $135,770 for the nine months, ended June 30, 2000 as compared to income from operations of $120,291 and $63,276, respectively, for the three and nine months ended June 30, 1999. Interest income was relatively constant for the three and nine months ended June 30, 2000 as compared to the three and nine months ended June 30, 1999. We had a provision for taxes of $32,805 for the three months ended June 30, 2000 and a benefit of income taxes
                                      [5]
of $28,475 for the nine months ended June 30, 2000 as compared to a provision for income taxes of $35,734 and $29,160, respectively for the three and nine months ended June 30, 1999.

  As a result of the foregoing, we had a net income of $47,973 for the three months, and a loss of $80,858 for the nine months, ended June 30, 2000 as compared to a net income of $90,924 and $57871, respectively, for the three and nine months ended June 30, 1999. We had earnings of $.01 per basic and diluted common share for the three months, and a loss of $.01 per basic and diluted common share for the nine months ended June 30, 2000 as compared to a earnings of $.01 per basic and diluted share for the three and nine months ended June 30, 1999.

Liquidity and Capital Resources

 The primary measures of our liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as our borrowing ability. During the nine months ended June 30, 2000, our working capital decreased by $116,783 to $2,877,993.

 We used $582,715 in operating activities for the first nine months of fiscal 2000 principally from our net loss, an increase of $397,913 in accounts receivable, an increase in inventory of $290,523, and an increase in prepaid items and other current assets of $31,673, offset by an increase in accounts payable and accrued expenses of $151,204. The increase in accounts receivable and inventory was due to normal market conditions.

 During the nine months ended June 30, 2000, we used $4,963 for the purchase of equipment and acquisition of other assets. We also used $120,731 for the repurchase of 53,785 shares of our common stock. Cash decreased by $708,409 in the first nine months of fiscal 2000, resulting in a balance of $450,053 in our cash and cash equivalents at June 30, 2000.

 For the nine months ended June 30, 1999, we used $19,264 from operating activities, we used $15,335 for the purchase of property and equipment, we received $11,972 from the exercise of employee stock options, and we used $16,396 for the purchase and retirement of common stock.

 As of June 30, 2000, we have purchased 70,985 shares of our common stock pursuant to the stock repurchase program. All shares purchased have been retired or are in the process of being retired. The stock repurchase program authorizes the repurchase of up to 200,000 shares of our common stock.

 We have no long-term debt. We believe that we have available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms.

Year 2000 Compliance

 As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and are unable to process dates in the Year 2000 and beyond. The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in one particular software package. The Company has completed an upgrade of this software package for Year 2000 compliance. Other systems have
                                      [6]
been assessed, and have been replaced or modified to make the necessary modifications to be Year 2000 compliant.

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

Product Acceptance and New Products

 Valley Forge's growth depends in part on the acceptance of our products in the marketplace, the market penetration achieved by the companies which we have contracted with, and rely on, to distribute our products, and our ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products Valley Forge introduces, or has introduced, will be widely accepted by the marketplace, or that companies which Valley Forge has contracted to distribute our products will continue to achieve market penetration in the field of neurosurgery and achieve market penetration in the surgical disciplines and markets outside of neurosurgery. Our failure to continue to introduce new products or gain wide spread acceptance of our products would adversely affect our operations.
                                      [7]

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

PART II.  OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 At the Annual Meeting of Shareholders held on June 27, 2000, the following directors were elected for a one year term until their successors are duly elected and qualified by the margins indicated:

   Jerry L. Malis:      FOR 5,358,663; AGAINST 549,260; Abstain    0
   Thomas J. Gilloway   FOR 5,401,663; AGAINST 506,260; Abstain    0
   Leonard I. Malis     FOR 5,405,163; AGAINST 502,760; Abstain    0
   Bruce L. Murray      FOR 5,409,063; AGAINST 498,860; Abstain    0
   Bernard H. Shuman    FOR 5,409,163; AGAINST 498,760; Abstain    0
   Robert H. Dick       FOR 5,409,363; AGAINST 448,560; Abstain    0
                                      [8]

Item 5. DEADLINE FOR SUBMISSION OF STOCKHOLDER PROPOSALS

 The deadline for submission of stockholder proposals pursuant to Rule 14a-18 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), for inclusion in the Company's proxy statement for its 2000 Annual Meeting of Stockholders is September 30, 2000. After December 14, 2000, notice to the Company of a stockholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the person named in proxies solicited by the Board of Directors of the Company for its 2001 Annual Meeting of Stockholders may exercise discretionary authority voting power with respect to any such proposal as to which the Company does not receive timely notice.

Item 6. EXHIBITS AND REPORTS OF FORM 8-K

 (a)  Exhibits

None

 (b) Current Reports on Form 8-K

 None
                                      [9]

                                        VALLEY FORGE SCIENTIFIC CORP.

                                        SIGNATURES


 Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            VALLEY FORGE SCIENTIFIC CORP.


  August 10, 2000                           By:/s/ Jerry L. Malis
                                            Jerry L. Malis, President
                                            (principal financial officer)
                                      [10]