Form 10-K
period 2000-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 2000-12-28
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
  (Mark One)
  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934.
  For the fiscal year ended September 30, 2000.
                                       OR
  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934.
  For the transition period from ____________________ to ________________

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

                    Yes  [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing bid and ask prices as reported by the Nasdaq system on December 14, 2000 was $6,712,180.

At December 12, 2000 there were 8,081,402 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Definitive Proxy Statement for the Annual Meeting of Stockholders of the Registrant, or an Amendment to this Annual Report on Form 10-K, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                         VALLEY FORGE SCIENTIFIC CORP.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

                                     PART I

                                                                   PAGE

Item 1.  Business                                                    1

Item 2.  Properties                                                 10

Item 3.  Legal Proceedings                                          10

Item 4.  Submission of Matters to a Vote of Security Holders        10


                                    PART II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters                                        11

Item 6.  Selected Financial Data                                    12

Item 7.  Management Discussion and Analysis of
         Financial Condition and Results of Operation               13

Item 7A. Quantitative and Qualitative Disclosure
         About Market Risks                                         18

Item 8.  Financial Statements and Supplementary Data                18

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                     18


                                    PART III

Item 10. Directors and Executive Officers of the Registrant         18

Item 11. Executive Compensation                                     18

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                      18

Item 13. Certain Relationships and Related Transactions             19

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                                    19
                              (i)

                         VALLEY FORGE SCIENTIFIC CORP.
                                     PART I

Item 1.     BUSINESS

     This report on Form 10-K contains forward-looking statements regarding future events with respect to Valley Forge Scientific Corp. ("Valley Forge", "we", "us" and "our" refer to Valley Forge Scientific Corp., A Pennsylvania corporation, unless the context otherwise requires). Actual events or results could differ materially due to a number of factors, including, those described herein and in the documents incorporated herein by reference and those factors described under the heading "Forward Looking Statements."

Nature of Business

     Valley Forge Scientific Corp. is principally engaged in the development and manufacture of medical devices and other health care products. The Company is a leading manufacturer of bipolar electrosurgical products. Through its new generation of products, the Company is broadening the market for its products from neurosurgery to other surgical disciplines. The Company sells its products to or through national and international distributors, which include affiliates of major medical products companies. The Company was incorporated in the Commonwealth of Pennsylvania on March 27, 1980.

     The Company's principal products consist of bipolar electrosurgical systems, disposable instrumentation and related products and accessories. These bipolar electrosurgical systems are based on patented circuitry and allow a surgeon to coagulate blood vessels and/or cut tissue. Bipolar coagulation and cutting are conducted through the use of a surgical hand-held instrument, which is connected via a bipolar cord to a solid state microprocessor controlled generator.

     In bipolar electrosurgery, the current flow occurs at the tips of a bipolar instrument. This is quite different from conventional monopolar electrosurgical systems in which the current passes from an active pen electrode through the patient to a grounding pad which acts as a dispersive electrode. The Company's bipolar electrosurgical systems enable a surgeon to bloodlessly cut, core and divide tissue without the use of a grounding pad and its inherent safety hazards.

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

     To provide irrigation for the bipolar electrosurgical systems, the Company also manufactures and sells the MALIS(R)* Irrigation System. The irrigation system provides controlled irrigation for bipolar cutting and coagulation in a wet surgical field. The irrigation system is connected to the bipolar electrosurgical system and bipolar instrument through a single-use C/T Set.


 ------------------
*Malis is a registered trademark of Dr. Leonard I. Malis

                                      [1]

     The Company also manufactures and sells surgical magnifying loupes, a microsurgical stool, titanium surgical mesh and a dental preparation.

Developments

     In the first quarter of fiscal 2000, the Company began shipping the first units of the BIDENT Bipolar Dental Surgical System and associated procedure specific instruments to our worldwide distributor, Bident International, L.L.C. During fiscal 2000, the BIDENT Bipolar Dental Surgical System and associated disposables was shown at more than ten trade shows in the United States and abroad. Also, during the fourth quarter of fiscal 2000, the Company began producing a dental preparation under the trade name Gentle Gel(TM) which is used for healing and lessening post surgical discomfort. This product is also being marketed by Bident International, LLC.

     In the second quarter of fiscal 2000, the Company released a new line of disposable neurosurgical instruments designed to be used with the Malis(R) Bipolar Electrosurgical Generators. In April 2000, Codman & Shurtleff, formerly known as Johnson & Johnson Professional, Inc. ("Codman"), made a national release of the Company's neurosurgical disposable instruments in the United States and, in May 2000, Codman officially released these instruments in Europe.

     In the third quarter of fiscal 2000, Boston Scientific Corporation made the official worldwide release of the Company's bipolar endoscopic coogulator, under Boston Scientfic's "MINI-SYMM" tradename at the Digestive Disease Week meeting.

     In April 2000, the Company announced the continuation of our stock repurchase program to purchase up to 200,000 shares of our common stock. As of November 30, 2000, we purchased 153,017 shares of common stock pursuant to the program.

                                      [2]

Products

     The Company's business constitutes a single business segment.

     Bipolar Electrosurgical Systems

     MALIS(R) CMC-III High Power Bipolar Cutting/Coagulation System. This third generation system was first introduced into the neurosurgery market by Codman in October 1991. The MALIS(R) CMC-III High Power Cutting/Coagulation System provides for gentle coagulation and high power in the cutting mode and allows the surgeon to cut through any tissue.

     MALIS(R) CMC-III -IEC Bipolar Cutting/Coagulation System. This system incorporates the same features as the MALIS(R) CMC-III, with certain modifications in order to meet the current standards for marketing the unit worldwide. The unit has received IEC-601 certification and bears the international "CE" mark. This unit is marketed by Codman.

     VFS 200 Bipolar System. This system is currently marketed under the MALIS(R) CMC- III- IEC trade name by Codman. The system can be used in magnetic imaging therapy, which uses magnetic resonance imaging equipment in conjunction with operative procedures, generally a tumor biopsy. To the Company's knowledge, the VFS 200, with its unique circuitry, is the only electrosurgical system which can be used in the same room with MRI equipment.

     MALIS(R) Bipolar Synergy System. This system is a 50 watt coagulator for neurosurgical use with updated coagulation technology. This system is marketed by Codman.

     Bipolar Endoscopic Coagulators. These generators are used as coagulators in endoscopic procedures. The products are marketed by the Microvasive division of Boston Scientific Corporation under its "Symmetry Endo-Bipolar Generator" and "MINI-SYMM" trade names.

     Bi-Safe-I Cutter/Coagulator for Office Gynecological Procedures. This generator meets the need for the bipolar modality in the physician's office and offers significant cost and time savings over other available equipment.

     BIDENT Bipolar Dental Surgical System. This generator has been developed for use by the dental practitioner, and is being marketed by Bident International, L.L.C.

     Disposable Instrumentation

     Bipolar Electrosurgical Pen. The bipolar pen is a single-use instrument for tissue dissection for use in all areas of surgery.

                                      [3]

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

     MALIS Irrigation System

     The MALIS(R) Irrigation System is principally used in conjunction with the Company's bipolar electrosurgical systems to provide controlled irrigation during bipolar coagulation and cutting in a wet surgical field. The system consists of an impulse pumped electrical generator which pumps and regulates the flow of liquid through the disposable MALIS(R) C/T Set. The irrigation system may also be used as a stand-alone unit.

     Other Products

     MALIS(R) Bipolar Cord/Irrigation Tubing Set. A disposable coextruded bipolar cord combined with an irrigation tubing set which simultaneously delivers electrical current and irrigation fluid to a surgical hand-held instrument. A new C/T Set is used for each surgical procedure. The C/T Set, which is marketed by Codman, is used in conjunction with the Company's bipolar electrosurgical systems, the irrigation system, and disposable instrumentation.

     Bipolar Cord Set. A single-use bipolar cord set which provides electrical current, without irrigation, from the Company's bipolar generators to the Company's disposable bipolar instruments.

     Titanium Surgical Mesh. Interwoven titanium used in neurosurgery for the repair of skull and spinal column defects.

     Surgical Magnifying Loupes. The loupes enable the surgeon to magnify the surgical field. The product's multi-lens design provides correction of
spherical and color aberrations and maximum depth of field.   The loupes are
presently available at powers of 2.5x, 3.25x and 4.0x magnification. The loupes are sold under the MALIS(R) and NEUROPTIC(R) trademarks.

     Surgical Stool. A battery operated electrically controlled stool which allows the surgeon to adjust his seating position up or down as the microscope is raised or lowered throughout the surgical procedure. The product has been designed for surgeons in all disciplines who operate with a microscope. The surgical stool is sold under the MALIS(R) and SCOPEMATE(R) trademarks.

                                      [4]

     Dental Preparation. The Company has introduced a natural preparation called Gentle Gel [TM] for use in pre and post dental surgical procedures. Gentle Gel[TM] is used for healing and lessening post surgical discomfort. This product is being marketed by Bident International, L.L.C.

     New Products to be Introduced into the Market

      The Company has developed several new bipolar generators, which are based on the technology employed in the MALIS(R) High Power Bipolar Cutting and Coagulation System, as well as bipolar disposable products which are to be used in conjunction with these new generators. These products are designed to be sold in the neurosurgery as well as in the orthopedic, laparoscopic, urology, gynecology, ear nose and throat, maxillofacial, and plastic surgery fields.

     Bi-Safe-II High Power Bipolar Cutter/Coagulator for OB/GYN Procedures. The Company has developed a unique high power bipolar cutter/coagulator for use in OB/GYN hospital, urological and laparoscopic procedures. This generator has features which are unique and are designed to reduce the time required for surgical procedures. The Company has received United States Food and Drug Administration ("FDA") permission to market the generator.

     VFS 300 High Power Bipolar Cutter/Coagulator. This unit employs technology which enables the physician to cut tissue and/or coagulate blood vessels while the electrodes are totally submerged in electrically conducted fluids, such as saline. The Company has received FDA permission to market this system and intends to market the system for use in arthroscopy and other surgical disciplines.

     MALIS(R) Bipolar Lesion Generation System. The Company has developed a bipolar lesion generation system which precisely controls interruption of nervous system pathways in order to alleviate symptoms of diseases such as Parkinsonism and other movement disorders, trigeminal neuralgia, and the treatment of intractable pain.

     MALIS(R) Disposable Lesion Electrodes. The Company has developed electrodes in various sizes and tip geometries for use in conjunction with the MALIS(R) Bipolar Lesion Generation System.

     Products under Development

     MALIS(R) Dual Output Module. This product is being developed to expand the capabilities of the Company's bipolar generators to provide two output connections. The dual outputs will allow a surgeon to simultaneously connect a disposable bipolar cutting instrument and a disposable bipolar coagulation instrument to a bipolar generator. A separate disposable bipolar cord set is needed for each connection.

     MALIS(R) Dual Irrigation Output Module. This product is being developed to provide the surgeon with two power output connections and two irrigation output connections. The module will be used to simultaneously connect a disposable bipolar cutting instrument and a disposable bipolar coagulation instrument to both a bipolar generator and an irrigation unit. A separate C/T Set is needed for each connection.

                                      [5]

     Bayonet Irrigating Microsurgical Instruments. Bayonet shaped disposable bipolar instruments are being developed for use in microsurgical procedures. These instruments are connected to the Company's bipolar generators via the Company's bipolar cord or bipolar C/T Set and they allow the physician to view the surgical field under high power magnification.

Manufacturing and Supplies

     The manufacturing of the Company's bipolar generators and irrigation system is conducted by the Company's wholly-owned subsidiary, Diversified Electronics Company, Inc. The Company currently contracts the manufacturing of its bipolar C/T Set, bipolar cord set, and disposable bipolar instrumentation with third parties. Each of these products are currently manufactured by a single contract manufacturer. The Company and its contract manufacturers purchase product components from multiple sources.

     The Company's manufacturing process is subject to the regulatory requirements of the Federal Good Manufacturing Practice Regulations as promulgated by the FDA, which mandate detailed quality assurance and record-keeping procedures and subjects the Company to unscheduled periodic regulatory inspections. The Company conducts quality assurance audits throughout the manufacturing process and believes that it is in compliance with all applicable government regulations.

Marketing and Sales

     The Company does not directly market or sell its principal products to end-users. Instead, the Company sells almost all of its products to or through national or international distributors which include affiliates of major medical products companies.

     In November 1999, the Company and Codman entered into a second extension of an existing distribution agreement under which Codman agreed to make minimum purchases of the Company's established products (excluding new products) in the amount of $3,500,000 for calender years 1999 and 2000 and Codman agreed to make purchases of the Company's new products for the remainder of calendar year 1999 and calendar year 2000 in quantities and in accordance with schedules and terms mutually agreed upon by the parties. In December 2000, Codman and the Company agreed to a new distribution agreement under which Codman was granted the exclusive worldwide right to sell the Company's bipolar electrosurgical generators, instruments and certain other products in the fields of neurocranial and neurospinal surgery through December 31, 2003, in exchange for making minimum purchases of $4,000,000 per calendar year, as may be adjusted by mutual agreement of the parties.

     For the 2000, 1999 and 1998 fiscal years, the Company had sales to Codman of $3,695,637, $3,576,589 and $3,616,778, respectively. Orders are generally filled on a current basis in each calendar year. Approximately 84% of the Company's sales were derived from sales to Codman in fiscal 2000 and approximately 96% and 93% of sales were made to Codman in fiscal 1999 and 1998, respectively.

                                      [6]

     The Company has entered into a supply and distribution agreement with Bident International, L.L.C., an affiliate of Garfield Refining Company, covering the sale of the BIDENT bipolar generator and disposable bipolar dental instruments and accessory products in the field of Dentistry.

     The Company has entered into a supply and distribution agreement with Boston Scientific Corporation covering the exclusive sale of bipolar electrosurgical coagulators developed by the Company for use in the fields of gastroenterology and endoscopy for hospital, outpatient clinic and office based procedures involving flexible endoscopy through March 2002. Under the agreement, Boston Scientific Corporation has agreed to purchase the "Symmetry Endo-Bipolar Generator" and the MINI-SYMM(TM) generator for worldwide distribution.

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

     The Company believes the principal competitive factors are product features and quality, ease of use and cost. The Company believes that the unique circuitry and patented waveform of the Company's bipolar electrosurgical systems are distinguished from bipolar electrosurgical systems sold by other entities. The Company also believes that its bipolar electrosurgical products offer enhanced capabilities and safety advantages as compared to monopolar generators and instruments.

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

                                      [7]

     Monopolar Generators

     The principal manufacturer of monopolar electrosurgical systems (currently the standard electrosurgical device used in the general surgery fields) are Valleylab, an affiliate of U.S. Surgical Corporation (a subsidiary of Tyco Corporation).

     Disposable Instrumentation

     A number of major medical product companies, including U.S. Surgical Corporation (a subsidiary of Tyco Corporation), Ethicon, Inc. (a subsidiary of Johnson & Johnson), Bard Endoscopic (a division of C.R. Bard) and CONMED Corporation are selling laparoscopic, endoscopic and other disposable instruments. For the most part, the instruments sold by these companies are for use with monopolar devices. The Company also believes that a number of companies have developed or are developing bipolar instruments for laparoscopic and other applications.

     Due to expected rapid growth in the market for minimally invasive surgical products, the Company anticipates that additional competitors will enter into the market. It also expects that there will be consolidation of existing competitors, including acquisitions of small companies by large medical products companies. This trend will mean increased competition for the Company.

Research and Development

     For the 2000, 1999 and 1998 fiscal years, the Company expended $338,318, $301,078 and $292,165, respectively, for research and development. The Company anticipates that it will continue to incur research and development costs in connection with development of products.

     Substantially all of the Company's research and development is conducted internally. Clinical testing of the products is conducted by physicians, including, Dr. Leonard I. Malis, a principal shareholder and director of the Company.

     In the 2001 fiscal year, the Company anticipates that it will fund all its research and development with current assets and revenues from operations.

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

                                      [8]

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

     On March 31, 1998 and January 5, 1999, the Company was issued United States patents for its bipolar cutting loop electrodes, which are used in the Company's disposable bipolar electrosurgical instruments.

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

Employees

     At September 30, 2000, the Company and its subsidiaries had 29 full-time employees, including executive officers. The Company from time to time retains part-time employees, engineering consultants, scientists and other consultants. All full-time employees participate in the Company's health benefit plan.

     None of the Company's employees are represented by a union or covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

                                      [9]

Forward Looking Statements

     The information provided in this report may contain forward looking statements or statements which arguably imply or suggest certain things about the Company's future. These include, but are not limited to statements about:
(1) any competitive advantage the Company may have as a result of its installed base of electrosurgical generators in the field of neurosurgery; (2) the Company's belief that its products exceed industry standards or favorably compete with other companies' new technological advancements; (3) the success of certain recently introduced products and disposable instrumentation and products and disposable instrumentation scheduled to be released in the near future for use in neurosurgery, other surgical disciplines, and the dental market, and (4) our ability to attract distributors for our products outside of neurosurgery. These statements are based on assumptions that the Company believes are reasonable, but a number of factors could cause the Company's actual results to differ materially from those expressed or implied by these statements. The Company does not intend to update these forward looking statements. Investors are advised to review the Additional Cautionary Statements section, which follows the Management's Discussion and Analysis of Financial Condition and Results of Operations section (Item 7) of this Report, for more information about risks that could affect the financial results of the Company.

Item 2.     PROPERTIES.

     The Company currently leases approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,643 (with increases based on increases in the producer price index) in an office building in Oaks, Pennsylvania, approximately 12 miles northwest of Philadelphia, Pennsylvania. The current lease is for a term of five years ending June 30, 2005. On August 31, 1994, the Company acquired a building with approximately 15,000 square feet of manufacturing and warehouse space in Philadelphia, Pennsylvania.

Item 3.     LEGAL PROCEEDINGS.

     As of September 30, 2000, there are no material pending legal proceedings to which the Company is a party or to which any of its property is the subject.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal year 2000.

                                      [10]

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

COMMON STOCK                                  High-Bid      Low-Bid
  Fiscal 2000:
   First Quarter ..................          $4.9375        $2.75
   Second Quarter..................           4.0            2.5
   Third Quarter...................           2.6875         1.00
   Fourth Quarter..................           2.625          1.118
  Fiscal 1999:
   First Quarter ..................          $5.75          $3.0
   Second Quarter..................           5.25           2.375
   Third Quarter...................           4.875          2.75
   Fourth Quarter..................           4.8125         2.50

     At December 12, 2000, the Company had 105 shareholders of record. The Company believes that there are in excess of 1,000 beneficial shareholders of its Common Stock.

     The Company has not paid any dividends to date, nor does it expect to do so in the foreseeable future.

                                      [11]

Item 6.          SELECTED FINANCIAL DATA

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

Statement of
Operations Data:     2000       1999        1998        1997        1996

Net Sales           $4,397,939 $3,721,528  $3,879,977  $3,977,965  $3,424,589
Income (loss)
from Operations       (110,817)  (197,810)    (63,521)     19,701     (96,285)
Net Income (loss)     $(54,312) $(124,973)   $(34,374)     $6,533    $(75,116)
                      ========= ==========   =========     ======    =========
Basic Earnings
 (loss) per share       $(0.01)    $(0.02)     $(0.00)      $0.00      $(0.01)
                         ======     ======      ======       ====       ======
Diluted Earnings
 (loss) per share       $(0.01)    $(0.02)     $(0.00)      $0.00      $(0.01)
                         ======     ======      ======       ====       ======

Balance Sheet Data:
At September 30,     2000       1999        1998        1997        1996

Current Assets      $3,093,698 $3,161,394  $3,216,510  $3,139,256  $2,987,502
Total Assets         3,852,079  4,034,443   4,204,211   4,254,070   4,217,958
Current Liabilities    182,185    166,618     161,120     187,817     164,595
Long Term Liabilities   20,661     16,885      18,445      11,093       4,736
Retained Earnings
 (deficit)            (210,197)  (155,885)    (30,912)      3,462      (3,071)
Stockholders' Equity 3,649,233  3,850,940   4,024,646   4,055,160   4,048,627

                                      [12]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

2000 and 1999 Fiscal Years Compared

     Revenues

     Sales of $4,397,939 for 2000 were $676,471 (18%) greater than sales for 1999. In 2000, Codman accounted for 84% of the Company's sales, as compared to 96% and 93% of the sales in 1999 and 1998, respectively.

     Sales of disposable instrumentation accounted for approximately 12% of the Company's sales in 2000 as compared to 5% and 2% of the Company's sales in 1999 and 1998, respectively. Approximately 59% of the Company's 2000 sales related to sales of the bipolar electrosurgical and irrigation systems as compared to approximately 54% and 64% of the sales in fiscal 1999 and 1998, respectively. Sales of C/T Sets and bipolar cords accounted for approximately 28% of the Company's sales in 2000 and approximately 42% and 33% in 1999 and 1998, respectively.

     In the first quarter of 2000, the Company began shipping the first units of the BIDENT Bipolar Dental Surgical System and associated procedure specific instruments to our worldwide distributor, Bident International, L.L.C. During the fourth quarter of 2000, the Company began producing a dental preparation under the trade name Gentle Gel(TM) which is used for healing and lessening post surgical discomfort. This product is also being marketed by Bident International, L.L.C.

     In the second quarter of 2000, the Company released a new line of disposable neurosurgical instruments designed to be used with the Malis(R) Bipolar Electrosurgical Generators. In April 2000, Codman made a national release of the Company's neurosurgical disposable instruments in the United States and, in May 2000, Codman officially released these instruments in Europe.

     In the third quarter of fiscal 2000, Boston Scientific Corporation made the official worldwide release of the Company's bipolar endoscopic coagulator under Boston Scientific's " MINI-SYMM" tradename at the Digestive Disease Week meeting.

     Cost of Sales

     Cost of sales for 2000 were $2,443,406, or 18% greater than cost of sales for 1999. Gross profit margin was 44% for 2000 as compared to gross profit margin of 45% and 48% for 1999 and 1998, respectively. Changes in cost of sales and gross profit margin were principally due to changes in product mix.

     Operating Expenses

      The Company continued its commitment to research and development in 2000 by increasing research and development expenses by $37,240 (12%) to $338,318 as compared to $301,078 in 1999. Research and development expenses were 8% of sales in both 2000 and 1999. During 2000, the Company developed six new disposable neurosurgical instruments, four new disposable dental instruments as well as new disposable instrumentation for use in the fields of laparoscopic surgery, ENT (ear, nose and throat), plastic and reconstructive surgery and maxillofacial surgery.

                                      [13]

     Selling, general and administrative expenses increased by $186,512 (13%) in 2000 as compared to the amounts for 1999. The increase in selling, general and administrative expenses reflected increases in the Company's staff to accommodate future revenue growth.

     Operating Loss/
     Income Tax Provision

     The Company had a loss from operations of $110,817 for 2000 as compared to a loss of $197,810 for 1999. The Company had a loss before taxes of $72,574 in 2000 as compared to loss before taxes of $162,462 in 1999. The Company had a benefit of income taxes of $18,262 in 2000 as compared to $37,489 in 1999.

     Net Loss

     As a result of the foregoing, the Company had a net loss of $54,312 in 2000 as compared to a net loss of $124,973 for 1999. Basic and diluted loss per share was ($.01) for 2000 compared to ($.02) per share for 1999.

1999 and 1998 Fiscal Years Compared

     Sales of $3,721,528 for 1999 were $158,449 (4%) less than sales for 1998.
Sales for the fourth quarter of 1999 and for 1999 were adversely affected by the Company and Codman not agreeing to an extension to their existing distribution agreement until after the end of fiscal 1999. In 1999, Codman accounted for 96% of the Company's sales, as compared to 93% and 92% of the sales in 1998 and 1997, respectively.

     In October 1998, the Company entered into a supply and distribution agreement with Bident International, L.L.C. for the sale of the BIDENT bipolar electrosurgical generator and related disposable instrumentation and accessory products in the field of Dentistry.

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

     The Company's gross profit margin was 45% for 1999 as compared to gross profit margin of 48% and 51% for 1998 and 1997, respectively.

      Selling, general and administrative expenses decreased by $68,257 (5%) in 1999 as compared to the amounts for 1998. Research and development expenses increased by $8,913 (3%) to $301,078 in 1999.

                                      [14]

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

Liquidity and Capital Resources

     The primary measures of the Company's liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as its borrowing ability. During 2000, the Company's working capital decreased by $83,265 to $2,911,511.

     For fiscal 2000, the Company used $44,349 from operating activities reflecting an increase in accounts receivable of $86,799, an increase in inventory of $7,338, an increase in deferred income tax benefit of $16,279, an increase in prepaid items and other current assets of $15,110 and an increase in accounts payable, accrued expenses and income taxes payable of $15,569.

     In fiscal 2000, the Company used $147,395 to repurchase 65,447 shares of its common stock pursuant to a repurchase program which was continued in April 2000. All 65,447 shares were retired or were in the process of being retired as of September 30, 2000. As of September 30, 2000, the Company repurchased 82,647 shares of common stock pursuant to the repurchase program, and as of November 30, 2000, the Company had purchased 153,107 shares of common stock pursuant to the program. Under the repurchase program, the Company is authorized to purchase up to 200,000 shares of its common stock.

     In 2000, cash decreased by $193,222 to $965,240 at September 30, 2000.

     For 1999, the Company provided net cash of $352,213 from operating activities, which primarily reflected a decrease in accounts receivable of $370,702 due to reduced sales and a decrease in inventory of $34,471. The Company also used $18,775 for the purchase of property, plant and equipment.

     The Company received $11,973 from the exercise of employee stock options and used $60,706 for the repurchase of 17,200 shares of the Company's common stock pursuant to a stock repurchase program announced on May 13, 1999. All 17,200 shares were retired. In 1999, cash increased $284,705 to $1,158,462 at September 30, 1999.

     The Company has a line of credit of $1,000,000 with First Union National Bank which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires the Company to have a tangible net worth of no less than $3,000,000. At September 30, 2000, there was no outstanding balance on this line.

     At September 30, 2000, the Company had no debt. The Company believes it has available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, the Company believes it could borrow adequate funds at competitive rates and terms.

                                      [15]

Forward Looking Statements

     The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that Valley Forge "believes", "anticipates", "expects", or "plans to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include, but are not limited to statements about: (1) any competitive advantage we may have as a result of our installed base of electrosurgical generators in the field of neurosurgery; (2) our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; (3) the success of certain recently introduced products and disposable instrumentation and products and disposable instrumentation scheduled to be released in the near future for use in neurosurgery, other surgical disciplines, and the dental market; and (4) our ability to attract distributors for our products outside of neurosurgery. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. The Company does not intend to update these forward looking statements. Investors are advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect the financial results of Valley Forge.

Additional Cautionary Statements

We Face Intense Competition

     The markets for our current and potential products are intensely competitive. These markets include neurosurgery, gynecology, urology, arthroscopy, plastic surgery, dentistry, ENT and maxillofacial surgery and general and laparoscopic surgery. Some surgical procedures which utilize or could utilize our products could potentially be replaced or reduced in importance by alternative medical procedures or new drugs which could render our products obsolete or uncompetitive in these markets.

Our Growth Depends on Introducing New Products and the Market Penetration by Third Party Distributors

     Valley Forge's growth depends on the acceptance of our products in the marketplace, the market penetration achieved by the companies which we have contracted with, and rely on, to distribute our products, and our ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products Valley Forge introduces, or has introduced, will be widely accepted by the marketplace, or that companies which Valley Forge has contracted to distribute our products will continue to achieve market penetration in the field of neurosurgery and achieve market penetration in the surgical disciplines and markets outside of neurosurgery. Our failure to continue to introduce new products or gain wide spread acceptance of our products would adversely affect our operations.

                                      [16]

We Depend on Attracting New Distributors for Our Products

     In order to successfully commercialize our products in the fields of general and laparoscopic surgery, arthroscopy, gynecology, urology, plastic surgery, and ENT and maxillofacial surgery, we will need to enter into distribution arrangements with companies who can distribute our products in those fields successfully. The commercial success of our products outside the field of neurosurgery is thus uncertain.

Our Products are Extensively Regulated Which Could Delay Product Introduction or Halt Sales

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

We Face Uncertainties within the Health Care Markets

     Political, economic and regulatory influences are subjecting the health care industry in the United States to rapid, continuing and fundamental change. Although Congress has not passed comprehensive health care reform legislation to date, it is believed that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Responding to increased costs and to pressure from the government and from insurance companies to reduce patient charges, health care providers have demanded, and in many cases received, reduced prices on medical devices and instrumentation. These customers are expected to continue to demand lower prices in the future. We cannot predict what impact the adoption of any federal or state health care reform measures, private sector reform or market forces may have on our business. However, pricing pressure is expected to continue to adversely affect profit margins.

We May have Product Liability Claims

     Our products involve a risk of product liability claims. Although we maintain product liability insurance at coverage levels which we believe are adequate, there is no assurance that, if we were to incur substantial liability for product liability claims, insurance would provide adequate coverage against such liability.

Our Operating Results May Fluctuate

     We have experienced operating losses since our inception, and as of September 30, 2000 we had a retained deficit of $210,197. Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

                                      [17]

     * the introduction of new product lines;
     * the level of market acceptance of our products;
     * achievement of research and development milestones;
     * timing of the receipt of orders and product shipments;
     * timing of expenditures; and
     * receipt of necessary regulation approvals.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     A.  Quarterly Results of Operations

          Not Applicable

     B. Financial Statements and Financial Statement Schedules

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

                                      [18]

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

       (2) Agreement and Plan of Merger.

             (a) Agreement and Plan of Merger between Valley Forge Scientific Corp. and Diversified Electronic Corporation dated August 31, 1994. (4)

       (3) Articles of Incorporation and By-Laws.

             (a)Articles of Incorporation, restated to include amendment to
                Articles of Incorporation dated August 26, 1999.
                (10) (Exhibit 3(a))

             (b)By-Laws of the Company, as amended - (1) (Exhibit 3(b)).

       (4) Instruments defining the Rights of Security Holders, including Indentures.

             (a)Form of Common Stock Certificate - (1) (Exhibit 4(a)).

                                      [19]

       (10)Material Contracts.

             (a)Non-Qualified Employee Stock Option Plan - (1) (Exhibit 10(a)).

             (b)Assignment of Know-How Agreement, dated June 30, 1989 - (1)
                (Exhibit 10(g)).

             (c)Assignment of Patents - Bipolar Electrosurgical Systems,
                June 30, 1989 - (1) (Exhibit 10(h)).

             (d)Assignment of Patents - Binocular Magnification System,
                June 30, 1989 -(1) (Exhibit 10(i)).

             (e)Assignment of Malis trade name, dated June 30, 1989 - (1)
                (Exhibit 10(j)).

             (f)401(k) and Profit-Sharing Plan - (2) (Exhibit 10(x)).

             (g)Distribution Agreement between Codman & Shurtleff, Inc.
                (Johnson & Johnson Professional, Inc.) and the Company
                (3)(Exhibit 10(b)).

             (h)Amended and Restated Registration Rights Agreement,
                dated April 3, 1991 - (3)(Exhibit 10(g)).

             (i)Promissory Note from Jerry L. Malis to the Company. (6)
                (Exhibit 10(k))

             (j)Promissory Note from the Company to Bernard H. Shuman. (6)
                (Exhibit 10(l))

             (k)Employment Agreement Jerry L. Malis. (6) (Exhibit 10(m))

             (l)Employment Agreement Thomas J. Gilloway. (6) (Exhibit 10(n))

             (m)Employment Agreement Bernard H. Shuman. (6) (Exhibit 10(o))

             (n)Registration Rights Agreement between the Company and
                Bernard H.Shuman (6) (Exhibit 10(p))

                                      [20]

             (o)Commercial Lease Agreement between GMM Associates and the
                Company dated July 1, 1995 (7) (Exhibit 10(p))

             (p)Promissory Note from Jerry L. Malis to the Company(9)
                (Exhibit 10(p)).

             (q)Extension of Distribution Agreement with Codman & Shurtleff,
                Inc.(Johnson & Johnson Professional, Inc.), dated
                September 2, 1998 (9) (Exhibit 10(q)).

             (r)Second Extension of Distribution Agreement with Codman &
                Shurtleff, Inc. dated November 2, 1999. (10) (Exhibit 10(r))

             (s)Demand Note from Bernard H. Shuman to the Company. (10)
                (Exhibit 10(s))

       (21) Subsidiaries of Registrant

            Subsidiaries of Valley Forge Scientific Corp. (8) (Exhibit 21)

       (23) Consent of Samuel Klein & Company


(1)Previously filed with the Registration Statement of the Company on Form S-18, Registration No. 33-31008-NY, and incorporated herein by reference.

(2)Previously filed with the Registration Statement of the Company on Form S-18, Registration No. 33-35668-NY, and incorporated herein by reference.

(3)Previously filed with the Registration Statement of the Company on Form S-1, Registration No. 33-40545, and incorporated herein by reference.

(4)Previously filed with the Company's Form 8-K dated August 31, 1994, and incorporated herein by reference.

(5)Previously filed with the Company's Form 10-K for the year ended September 30, 1993, and incorporated herein by reference.

(6)Previously filed with the Company's Form 10-K for the year ended September 30, 1994, and incorporated herein by reference.

(7)Previously filed with the Company's Form 10-K for the year ended September 30, 1995, and incorporated herein by reference.

(8)Previously filed with the Company's Form 10-K for the year ended September 30, 1997, and incorporated herein by reference.

(9)Previously filed with the Company's Form 10-K for the year ended September 30, 1998 and incorporated herein by reference.

(10)Previously filed with the Company's Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

                                      [21]

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of December, 2000



                         VALLEY FORGE SCIENTIFIC CORP.


                           By:      /s/ Jerry L. Malis
                                    Jerry L. Malis, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature           Title                               Date

/s/ Jerry L. Malis       Chairman of the Board,            December 20, 2000
 Jerry L. Malis          President (chief executive
                         officer and principal
                         financial and accounting
                         officer)


/s/ Thomas J. Gilloway  Executive Vice President,          December 20, 2000
Thomas J. Gilloway      Secretary, Treasurer, Director


/s/ Leonard I. Malis    Director
Leonard I. Malis                                           December 20, 2000


/s/ Bruce A. Murray     Director                           December 20, 2000
Bruce A. Murray


/s/ Bernard H. Shuman   Vice President -Technology,
Bernard H. Shuman       Director                           December 20, 2000

/s/ Robert H. Dick      Director                           December 20, 2000
Robert H. Dick

                                      [22]

                         VALLEY FORGE SCIENTIFIC CORP.
                    For Fiscal Year Ended September 30, 2000
                                   FORM 10-K
        Index to Financial Statements and Financial Statement Schedules


Independent Auditor's Report                              F-2

Balance Sheets - September 30, 2000 and 1999              F-3

Statements of Operations - Years Ended
September 30, 2000, 1999 and 1998                         F-4

Statements of Stockholders' Equity -
Years ended September 30, 2000, 1999 and 1998             F-5

Statements of Cash Flows - Years ended
September 30, 2000, 1999 and 1998                         F-6

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

The Board of Directors and Stockholders
Valley Forge Scientific Corp. and Subsidiaries
Oaks, Pennsylvania


We have audited the accompanying consolidated balance sheets of Valley Forge Scientific Corp. and Subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Forge Scientific Corp. and Subsidiaries as of September 30, 2000 and 1999, and the results of operations and cash flows for each of the three years in the period ended September 30, 2000, in conformity with generally accepted accounting principles.



                                          SAMUEL KLEIN AND COMPANY
                                          /S/ Samuel Klein And Company

Newark, New Jersey
November 22, 2000
  and December 11, 2000
  as to Notes 9 and 15

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           September 30,
ASSETS                                                    2000       1999
                                                          ----       ----
Current Assets:
 Cash and cash equivalents                          $   965,240   $ 1,158,462
 Accounts receivable, net                               627,255       540,456
 Inventory                                            1,177,847     1,170,509
 Prepaid items and other current assets                 114,042        98,932
 Deferred income tax benefit                            209,314       193,035
                                                      ---------     ---------
          Total Current Assets                        3,093,698     3,161,394

Property, Plant and Equipment, net                      168,535       205,443
Intangible Assets, net                                  582,200       662,794
Other Assets                                              7,646         4,812
                                                      ---------     ---------
          Total Assets                              $ 3,852,079   $ 4,034,443
                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses              $   182,185   $   166,618
                                                        -------       -------
          Total Current Liabilities                     182,185       166,618

Deferred Income Tax Liability                            20,661        16,885
                                                        -------       -------
          Total Liabilities                             202,846       183,503
                                                        -------       -------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                                              -             -
 Common stock (no par, 20,000,000 shares
   authorized, shares issued and outstanding
   at September 30, 2000 - 8,151,862 and at
   September 30, 1999 - 8,217,309)                  $ 3,859,430   $ 4,006,825
 Retained earnings (deficit)                           (210,197)     (155,885)
                                                      ---------    ---------
   Total Stockholders' Equity                         3,649,233     3,850,940
                                                      ---------    ---------
   Total Liabilities and Stockholders' Equity       $ 3,852,079   $ 4,034,443
                                                      =========     =========

____________________

The accompanying notes are an integral part of these financial statements.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                            For the Years Ended September 30,
                                             2000         1999         1998
                                             ----         ----         ----
Net Sales                                $ 4,397,939   $ 3,721,528  $ 3,879,977

Cost of Sales                              2,443,406     2,064,586    2,029,145
                                           ---------     ---------    ---------
Gross Profit                               1,954,533     1,656,942    1,850,832
                                           ---------     ---------    ---------
Other Costs:
 Selling, general and administrative       1,646,438     1,462,926    1,531,183
 Research and development                    338,318       301,078      292,165
 Amortization                                 80,594        90,748       91,005
        Total Other Costs                  2,065,350     1,854,752    1,914,353
                                           ---------     ---------    ---------
Loss from Operations                        (110,817)     (197,810)     (63,521)

Other Income:
 Interest income                              38,243        35,348       26,923
                                           ---------     ---------    ---------
Loss before Income Taxes                     (72,574)     (162,462)     (36,598)

Provision for (Benefit of) Income Taxes      (18,262)      (37,489)      (2,224)
                                           ---------     ---------    ---------
Net Loss                                 $   (54,312)  $  (124,973) $   (34,374)
                                           =========     =========    =========

Loss per Share:
 Basic and diluted loss
  per common share                       $      (.01)  $      (.02) $      (.00)
                                                ====          ====         ====
 Basic and diluted common
  shares outstanding                       8,193,034     8,229,505    8,229,384


____________________

The accompanying notes are an integral part of these financial statements.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                    Common Stock
                                    No Par Value
                              Number       Common       Retained    Total
                              of           Stock        Earnings  Stockholders'
                             Shares        Amount      (Deficit)    Equity
                             -----         ------       -------     ------
Balances,
October 1, 1997               8,229,384  $ 4,051,698  $     3,462  $ 4,055,160

Cost Related with the
 Issuance of Nonqualified
 Options to a Consultant              -        3,860            -        3,860

Net Loss for the Year Ended
  September 30, 1998                  -            -      (34,374)     (34,374)
                              ---------    ---------       ------    ---------
Balances,
September 30, 1998            8,229,384    4,055,558      (30,912)   4,024,646

Purchase and Retirement
 of Common Shares               (17,200)     (60,706)           -      (60,706)

Exercise of Employee
 Stock Options                    5,125       11,973            -       11,973

Net Loss for the Year
Ended September 30, 1999              -            -     (124,973)    (124,973)
                              ---------    ---------       ------    ---------
Balances,
September 30, 1999            8,217,309    4,006,825     (155,885)   3,850,940

Purchases and Retirement
 of Common Shares               (65,447)    (147,395)           -     (147,395)

Net Loss for the Year
Ended September 30, 2000              -            -      (54,312)     (54,312)
                              ---------    ---------      -------     --------
Balances,
September 30, 2000            8,151,862  $ 3,859,430  $  (210,197) $ 3,649,233
                              =========    =========      =======    =========

____________________

The accompanying notes are an integral part of these financial statements.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the Years Ended September 30,
                                                               2000                    1999                 1998
                                                               ----                    ----                 ----
Cash Flows from Operating Activities:
 Net loss                                                      $    (54,312)           $  (124,973)         $  (34,374)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                  118,980                133,767             134,784
     Cost of common stock options issued to a
         consultant                                                       -                      -               3,860

 Changes in assets and liabilities, net of effect
      from:
   (Increase) decrease in accounts receivable, net                  (86,799)               370,702             (54,258)
   (Increase) decrease in inventory                                  (7,338)                34,471             205,547
   Decrease in recoverable income taxes                                   -                  4,636               3,716
   (Increase) in deferred income tax benefit                        (16,279)               (40,052)            (13,803)
   (Increase) in other assets                                        (2,834)                  (340)                  -
   (Increase) decrease in prepaid items and
    other current assets                                            (15,110)               (29,936)             22,397
   Increase (decrease) in accounts payable and
    accrued expenses and income taxes payable                        15,567                  5,498             (26,697)
   Increase (decrease) in deferred tax liability                      3,776                 (1,560)              7,352
                                                                    -------                -------            --------
          Net cash provided by (used in) operating activities       (44,349)               352,213             248,524

Cash Flows from Investing Activities:
 Acquisition of intangible assets                                         -                      -              (1,817)
 Purchase of property, plant and equipment                           (1,478)               (18,775)             (5,854)
                                                                     ------                -------             -------
          Net cash used in investing activities                      (1,478)               (18,775)             (7,671)
                                                                     ------                -------             -------
Cash Flows from Financing Activities:
 Proceeds from exercise of employee stock options                         -                 11,973                   -
 Repurchase of common stock                                        (147,395)               (60,706)                  -
                                                                    -------                -------             -------
          Net cash used in financing activities                    (147,395)               (48,733)                  -
                                                                    -------                -------             -------
Net Increase (Decrease) in Cash and Cash Equivalents               (193,222)               284,705             240,853

Cash and Cash Equivalents, beginning of year                      1,158,462                873,757             632,904
                                                                  ---------                -------             -------
Cash and Cash Equivalents, end of year                         $    965,240            $ 1,158,462          $  873,757
                                                                    =======              =========             =======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
   Interest                                                    $          -            $         -          $        -
                                                                    =======              =========             =======
   Income taxes                                                $      2,500            $         -          $    2,500
                                                                    =======              =========             =======

____________________

The accompanying notes are an integral part of these financial statements.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Valley Forge Scientific Corp. ("VFSC") was incorporated on March 27, 1980 in the Commonwealth of Pennsylvania and is engaged in the business of developing, manufacturing and selling medical devices and products. On August 18, 1994, VFSC formed a wholly-owned subsidiary, Diversified Electronics Company, Inc. ("DEC"), a Pennsylvania corporation, in order to continue the operations of Diversified Electronic Corporation, a company which was merged with and into VFSC on August 31, 1994. In January 1993, VFSC formed a wholly- owned subsidiary, Valley Consumer Products, Inc. ("VCP") to market specific product lines. During 1996, VCP commenced initial operations and began marketing the CPR mask system developed by VFSC. As referred to in Note 2, during 1998 the Company entered into a license agreement for the manufacture and distribution of the CPR Mask. Collectively, VFSC, DEC and VCP are referred to herein as the "Company".

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

Use of Management's Estimates

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

Revenue Recognition

The Company sells its products to or through national or international distributors which include affiliates of major medical products companies. A significant part of the Company's sales are made pursuant to distribution agreements. Revenues from sales are recorded on the accrual basis of accounting, when goods are shipped or when services are provided. Revenues from license and royalty fees are recorded when earned.

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

Intangible Assets

Intangible assets, consisting of patents, licensing agreements, proprietary know-how, cost of acquisition and goodwill are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter. Goodwill resulting from business acquisitions represents the excess of the purchase price paid over the fair market value of net assets acquired and is being amortized over 20 years. Acquisition costs have been capitalized and are being amortized over 5 years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

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

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS
130). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no impact on total shareholders' equity for any of the years presented in these financial statements.

Earnings (Loss) per Share

The Company computes earnings or loss per share in accordance with the Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previously fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Dilutive earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

Accounting for Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". As permitted under SFAS 123, the Company has continued to apply accounting prescribed by Accounting Principle Board Opinion No. 25 (APB 25). Under APB 25, compensation expense is determined on the measurement date, that is, the first date on which both the number of shares the employee is entitled to receive and the exercise price, if any, are known. Compensation expense, if any, is the excess of the market price of the stock over the exercise price on the measurement date.

In accounting for options granted to persons other than employees (as defined under SFAS 123), the provisions under SFAS 123 were applied. As required by SFAS 123, the fair value of these options was estimated at the grant date using the Black-Scholes option pricing model.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year's presentation.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



2.  LICENSE AGREEMENT

On February 18, 1998, as amended on March 30, 1998, the Company entered into a license agreement with Medical Products Manufacturing, LLC ("MPM"), a manufacturer and distributor of emergency medical equipment, whereby the Company granted to MPM an exclusive, nontransferable license to use the Company's equipment and technology of the Company's CPR Masks. In connection with this agreement the Company sold its remaining CPR Mask inventory to MPM. The Company was to receive a license fee equal to 10% of gross sales of any and all products that MPM or its affiliates sell utilizing the mask technology with a minimum annual license fee. As of September 30, 1999, the Company did not receive any fees and pursuant to their rights contained in the agreement, the Company terminated the agreement.


3.  ACCOUNTS RECEIVABLE

The company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable consists of the following:


                                                     September 30,
                                                   2000         1999
                                                   ----         ----
    Accounts receivable                          $652,255     $549,004
    Less: Allowance for doubtful accounts
          and contractual allowances               25,000        8,548
                                                  -------      -------
                                                 $627,255     $540,456
                                                  =======      =======

4.  INVENTORY

Inventory consists of the following:

                                                    September 30,
                                                   2000        1999
                                                   ----        ----
    Finished goods                              $  11,751    $  83,653
    Work-in-process                               638,343      642,978
    Materials and parts                           527,753      443,878
                                                ---------    ---------
                                               $1,177,847   $1,170,509
                                                =========    =========

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


5.  PROPERTY, PLANT AND EQUIPMENT

                                                     September 30,
                                                   2000         1999
                                                   ----         ----
    Land                                        $  11,953    $  11,953
    Buildings and improvements                     86,917       86,917
    Furniture and fixtures                         16,669       16,669
    Laboratory equipment                          371,002      370,774
    Office equipment                              115,994      114,744
    Leasehold improvements                          9,413        9,413
                                                  -------      -------
                                                  611,948      610,470
    Less: Accumulated depreciation
                       and amortization           443,413      405,027
                                                  -------      -------
                                                 $168,535     $205,443
                                                  =======      =======
Depreciation is reflected in both cost of sales and selling, general and administrative expenses. Total depreciation for the years ended September 30, 2000, 1999 and 1998 was $38,386, $43,019 and $43,779, respectively.


6.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                    September 30,
                                                  2000         1999
                                                  ----         ----
    Patents/trademarks/licensing agreements   $   558,972  $   558,972
    Proprietary know-how                          452,354      452,354
    Acquisition costs                              55,969       55,969
    Excess of purchase price over net
      assets acquired in connection with
      the acquisition of Technical Medical
      Industries, Inc.                            351,123      351,123
                                                --------     --------
                                                1,418,418    1,418,418
    Less: Accumulated amortization                836,218      755,624
                                                  -------      -------
                                              $   582,200  $   662,794

Total amortization for the years ended September 30, 2000, 1999 and 1998 was $80,594, $90,748 and $91,005, respectively.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)




7.  RELATED PARTY TRANSACTIONS

Loans Receivable

On July 6, 1998, Jerry L. Malis, a principal shareholder, director and officer of the Company, borrowed $15,015 from the Company. The note is payable on demand and has a stated rate of interest of 5.42%, the then current "Applicable Federal Rate" as set forth under the Internal Revenue Code. The Company has additional loans due from Jerry L. Malis payable on demand with similar interest terms as stated above ranging from 4.83% to 6.97%. The collective loans are partially secured by 5,833 shares of common stock of the Company. As of September 30, 2000 the pledged stock had a value of $8,385 securing loans of $48,167.

On July 7, 1999, Bernard H. Shuman, a principal shareholder, director and officer of the Company, borrowed $12,000 from the Company. The note is payable on demand and has a stated rate of interest of 5.32%, the then current "Applicable Federal Rate" as set forth under the Internal Revenue Code. On December 17, 1999 the principal balance plus accrued interest was paid in full.

The balance of these loans is reflected in other current assets and as of September 30, 2000 and 1999 was $48,167 and $57,761, respectively, including accrued interest of $10,332 and $7,926, respectively.

Consulting Services

During 1998, the Company entered into an agreement with R.H. Dick and Company, Inc., a corporation owned by Robert Dick, a director of the Company, under which R.H. Dick and Company, Inc. agreed to provide certain investment banking and consulting services for the years 1998 and 1999. During October 1998, the Company paid R.H. Dick and Company, Inc. $10,000 for these services of which $5,000 was expensed for each of the years ended September 30, 1999 and 1998. In addition, the Company paid R.H. Dick and Company, Inc. $5,594 for services rendered during the year ended September 30, 2000.


8.  LINE OF CREDIT

The Company has a line of credit of $1,000,000 with First Union Bank which calls for interest to be charged equal to the bank's national commercial rate. The line is unsecured and any borrowing under the line would be payable on demand, require monthly interest payments on any unpaid principal and a reduction of any loan balance to zero for a minimum of thirty consecutive days during each twelve month period. In addition, the loan covenant calls for a minimum tangible net worth of no less than $3,000,000 during the term of the extended line of credit. At September 30, 2000 and 1999 there were no outstanding balances on this line.


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

Employment Agreements
---------------------

Effective July 1, 1994, the Company entered into employment agreements with Jerry L. Malis and Thomas J. Gilloway, for terms of 63 months expiring September 30, 1999. The agreements provided for annual base salaries to Mr. Malis and Mr. Gilloway of $148,720 and $126,940, respectively, with annual base salary increases at 10% commencing October 1, 1994. In addition, the agreements provide that Messrs. Malis and Gilloway may each receive such other cash and stock bonuses and benefits as may be determined from time to time by the Board of Directors. On September 30, 1999, the Company amended the employment agreements with Messrs. Malis and Gilloway, to extend the terms for an additional year effective October 1, 1999. Under the extended terms, the agreements provide for an annual base salary of $198,950 for Jerry L. Malis and $90,000 for Thomas J. Gilloway, on October 1, 1999. Although the agreement for Messrs. Malis and Gilloway have not been extended, the Company continues to provide compensation to them at the annual rate of $198,950 and $90,000, respectively. For the year ending September 30, 1998 the officers waived their right to a full 10% increase of base salary, opting to reduce the annual base salary increase from 10% to 5% for 1998, and for the year ending September 30, 1999 waived their right to the 10% increase of base salary in 1999. The base salaries for the years ended September 30, 2000, 1999 and 1998 were approximately $200,000, $188,000 and $189,000 for Jerry L. Malis and approximately $91,000, $100,000 and $161,000 Thomas J. Gilloway, respectively. The reduction of Mr. Gilloway's base salary for the years ended September 30, 1999 and 2000 was due to the reduction of services to part-time effective January 1, 1999.

On August 31, 1994, pursuant to the merger agreement with Diversified, the Company entered into an employment agreement with Bernard H. Shuman, the former President of Diversified and a current Vice President of the Company, for a term of 59 months commencing September 1, 1994. The agreement provided for a salary of $50,000 per annum through July 31, 1995 and thereafter at $105,000 per annum through July 31, 1999. In addition, the agreement provided that Mr. Shuman may receive such other compensation and benefits as the Board of Directors of the Company may decide. The employment agreement may be terminated for cause. Although the agreement has not been extended, the Company continues to provide compensation at an annual bases of $105,000. The base salary for Bernard H. Shuman for each of the years ended September 30, 2000, 1999 and 1998 was approximately $105,000.

401(k) Plan and Profit Sharing Plan
-----------------------------------

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

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


9.  COMMITMENTS AND CONTINGENCIES (Continued)

401(k) Plan and Profit Sharing Plan (Continued)
-----------------------------------

Under the Profit Sharing Plan, a member in the plan participates in the Company's contributions to the Plan as of December 31 in any year, with allocations to individual accounts based on annual compensation. An employee does not fully vest in the plan until completion of three years of employment. The Board of Directors determine the Company's contributions to the plan on a discretionary basis. The Company has not made any contributions to date.

Stock Option Plan
-----------------

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

On November 14, 1997, the Company granted to each of two directors and one consultant stock options to purchase 2,000 shares of Common Stock pursuant to the plan at $3.38 per share (the closing bid price on the Nasdaq small-cap market on November 14, 1997). In accordance with SFAS 123 the fair value of the 2,000 options issued to the consultant was estimated at the grant date using the Black-Scholes Value option pricing model resulting in the recording of $3,860 as consulting expense.

On November 2, 1998, the Company granted to each of two Directors stock options to purchase 2,000 shares of Common Stock pursuant to the plan at $3.75 per share (the closing bid price on the Nasdaq small-cap market on November 2, 1998).

During the year ended September 30, 1999, 5,125 stock option shares were exercised at prices ranging from $2.13 to $2.50 per share in accordance with the terms of the options. In addition, during the year ended September 30, 1999 3,100 stock option shares expired at prices ranging from $4.12 - $5.13 per share in accordance with the terms of the options.

During September 30, 2000 104,600 stock option shares expired at prices ranging from $1.56 - $5.13 per share in accordance with the terms of the options.

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

Stock Option Plan (Continued)
-----------------

Following is a summary of the Company's nonqualified employee stock option plan:

                                                                         Weighted
                                                         Exercise        Average      Remaining
                                                         Price           Exercise     Life
                                           Shares        Per Share       Price        (Years)
                                           ------        ---------       -----        -------
 Options outstanding at October 1,
   1997                                    390,900       $1.56 - $5.13   $2.54        5.66

 Granted                                     6,000            3.38        3.38        9.79
 Exercised                                       -               -           -           -
 Surrendered, forfeited or expired               -               -           -           -
                                           -------        ------------    ----
 Options outstanding at
   September 30, 1998                      396,900        1.56 -  5.13    2.56        4.61

 Granted                                     4,000            3.75        3.75        9.08
 Exercised                                  (5,125)       2.13 -  2.50    2.34           -
 Surrendered, forfeited or expired          (3,100)       4.12 -  5.13    4.49           -
                                           -------        ------------    ----        ----
 Options outstanding at September 30,
   1999                                    392,675        1.56 -  5.13    2.56        3.72

 Granted                                         -              -            -           -
 Exercised                                       -              -            -           -
   Surrendered, forfeited or expired      (104,600)       1.56  - 5.13    1.66           -
                                           -------        ------------    ----        ----
 Options outstanding at September 30,
   2000                                    288,075       $1.94 - $4.25    2.88        3.68
                                           =======        ============    ====        ====

All options outstanding for each of the years ended September 30, 2000, 1999 and 1998 were exercisable.






                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



9.  COMMITMENTS AND CONTINGENCIES (Continued)

Stock Option Plan (Continued)
-----------------

Pro forma information regarding net income and earnings per share is required by FASB 123, and has been determined as if the Company had accounted for the employee stock options under the fair value method of that statement. The fair value for options granted during the years ended September 30, 2000, 1999 and 1998 was estimated at each date of grant. The fair value of these options was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                        For the Years Ended
                                                           September 30,
                                                    2000       1999      1998
                                                    ----       ----      ----
 Risk-Free interest (based on U.S. Government
 strip bonds on the date of grant with maturities
 approximating the expected option term)               -      5.28%      5.82%

 Dividend yields                                       -         0%         0%

 Volatility factors of the expected market price
 of the Company's Common Stock (based on
 historical data)                                      -      65.6%      60.5%

 Expected life of options                              -    10 Years    5 Years


The weighted average fair value of options granted during the years ended
September 30, 2000, 1999 and  1998 were $  -  , $2.90 and $1.93.

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

Stock Option Plan (Continued)
-----------------

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with SFAS 123, only stock options granted after September 30, 1995 have been included for the Company's pro forma information as follows:

                                                   For the Years Ended
                                                      September 30,
                                           2000           1999         1998

 Additional compensation expense,
   net of tax effect                      $  -       $   (6,892)  $  (4,586)
 Pro forma net loss                          -         (131,865)    (38,960)
 Pro forma loss per share:
   Basic                                     -             (.02)       (.00)
   Diluted                                   -             (.02)       (.00)

Operating Leases
----------------

The Company leases approximately 4,200 square feet of office and warehouse space in an office building in Oaks, Pennsylvania, from GMM Associates, a Pennsylvania general partnership, whose partners are Jerry L. Malis, Thomas J.
Gilloway and Leonard I. Malis, principal shareholders, directors and/or officers of the Company. The lease which commenced on July 1, 1995 for a term of five years provided for a monthly base rent of $4,716 (with increases based on increases in the consumer price index) which include costs associated with real estate taxes, maintenance and utilities. During December, 2000 the lease was extended for an additional term of five years effective as of July 1, 2000 and calls for a monthly base rent of $4,643 (with increases on June 30th of each year based on increases in the Producer Price Index). All other terms remain the same. The related expense for this lease for the years ended
September 30, 2000, 1999 and 1998 was $56,376, $55,707 and $54,899,
respectively. As of September 30, 2000, the Company was current on all rental obligations due the related party.

The Company has also entered into leases for certain equipment under operating lease agreements with terms ranging between two and three years.

A schedule of future minimum payments under operating leases is as follows:

 Year ending September 30,

                                                 Related       Other
                                                 Party         Operating
                                                 -----         ---------
    2001                                       $  55,716       $33,479
    2002                                          55,716        22,645
    2003                                          55,716        16,967
    2004                                          55,716         1,360
    2005                                          41,787             -
                                                --------        ------
                                                $264,651       $74,451
                                                 =======        ======




                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

10.  MAJOR CUSTOMERS

For the years ended September 30, 2000, 1999 and 1998, a significant part of the Company's revenues were derived from one major customer pursuant to distribution agreements under which the Company granted the exclusive right to sell its electrosurgical systems and other products developed by the Company in the field of neurosurgery through December 31, 1998. This agreement was extended through December 31, 1999 with a minimum purchase requirement of $5,000,000 for the 1999 calendar year. This agreement was subsequently modified and extended through December 31, 2000 pursuant to which the minimum purchase requirement for the 1999 calendar year was reduced to $3,500,000 and the minimum purchase requirement for the calendar 2000 year at $3,500,000.
Revenues derived from this customer are as follows:

                                                              Percent of
                                              Revenues        Total Revenues
                                              --------        --------------
    Year ended September 30, 2000             $3,695,637           84%

    Year ended September 30, 1999             $3,576,589           96%

    Year ended September 30, 1998             $3,616,778           93%

At September 30, 2000 and 1999, this customer accounted for approximately 61% and 95%, respectively, of the Company's accounts receivable and at September
30, 2000 two other customers represented approximately 22% and 13%, respectively.

11.  STOCKHOLDERS' EQUITY

Common Stock
------------
On August 26, 1999, the Company filed an amended and restated Certificate of
Incorporation increasing the authorized shares of Common Stock the Company is authorized to issue from 10,000,000 to 20,000,000 shares with no stated par value.

The holders of Common Stock have no preemptive rights and the Common Stock has no redemption, sinking fund or conversion provisions. Each share of Common
Stock is entitled to one vote on any matter submitted to the holders and to equal rights in the assets of the Company upon liquidation. All of the outstanding shares of Common Stock are fully paid and nonassessable.

On May 9, 1999, the Board of Directors of the Company approved a stock repurchase program superceding the October 14, 1992 program whereby the Company may, from time to time, repurchase on the open market up to 200,000 shares of the Corporation's Common Stock. In April 2000, the Company announced the continuation of the stock repurchase plan. During the fiscal years ended
September 30, 2000 and 1999, and the Company repurchased for retirement 65,447 and 17,200 shares at an aggregate cost of $147,395 and $60,706, respectively.

Preferred Stock
---------------

The Company is authorized to issue 487 shares of preferred stock, $1,000 par value. The holders of the preferred stock would have no voting rights or preemptive rights. Upon liquidation of the Company, a $1,000 per share liquidating dividend must be paid upon each issued and outstanding share of preferred stock before any liquidating dividend is paid on the Common Stock.
For each of the years September 30, 2000, 1999 and 1998, there were no issued or outstanding preferred shares, and the Company has no intention to issue any preferred stock in the immediate future.



                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


12.  EARNINGS (LOSS) PER SHARE

                                                For the Years Ended
                                                    September 30,
                                           2000         1999         1998
                                           ----         ----         ----
Basic Loss Per Share:
 Loss available to common shareholders   $   (54,312) $  (124,973)  $  (34,374)
                                              ======      =======       ======
 Weighted average shares outstanding       8,193,034    8,229,505    8,229,384
                                           =========    =========    =========
Basic Loss Per Share                     $      (.01) $      (.02)  $     (.00)
                                                 ===          ===          ===
Diluted Loss Per Share:
 Loss available to common shareholders   $   (54,312) $  (124,973)  $  (34,374)
                                              ======      =======       ======
 Weighted average shares outstanding       8,193,034    8,229,505    8,229,384

    Dilutive shares issuable in connection with
     stock plans                                   -            -            -
                                           ---------    ----------   ----------
    Dilutive common shares outstanding     8,193,034    8,229,505    8,229,384
                                           =========    =========    =========
Diluted Loss Per Share                   $      (.01) $      (.02)  $     (.00)
                                                 ===          ===          ===

Options to purchase 288,075, 392,675 and 396,900 shares of common stock at exercise prices ranging from $1.56 to $5.13 per share were outstanding during the years ended September 30, 2000, 1999 and 1998, respectively, and were not included in the computation of diluted earnings per share in accordance with SFAS 128, as the potential shares are considered anti-dilutive due to the Company's losses from continuing operations.




                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



13.  PROVISION FOR (BENEFIT OF) INCOME TAXES

Provision for (benefit of) income taxes is as follows:

                                              For the Years Ended
                                                 September 30,
                                    2000           1999          1998
                                    ----           ----          ----
    Current:
       Federal                      $     -      $     -        $    -
       State                              -            -             -
                                       ----         ----          ----
                                          -            -             -
                                       ----         ----          ----
    Deferred:
       Federal                      (15,884)     (24,975)         (295)
       State                         (2,378)     (12,514)       (1,974)
                                     ------      -------        ------
                                    (18,262)     (37,489)       (2,269)
                                    -------      -------        ------
                                   $(18,262)    $(37,489)      $(2,224)
                                    =======      =======        ======

The Company's effective tax rate was (25.2)%, (23.1)% and (6.1)% for the years ended September 30, 2000, 1999 and 1998, respectively. Reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                             For the Years Ended
                                                 September 30,
                                              2000        1999          1998
                                              ----        ----          ----
 Computed at the expected statutory rate      (18.1)%      (28.7)%     (15.0)%
 State taxes net of federal tax benefit        (6.1)        (6.1)       (6.1)
 Other                                         (1.0)        11.7        15.0
                                              -----        -----       -----
                                              (25.2)%      (23.1)%      (6.1)%




                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


13.  PROVISION FOR (BENEFIT OF) INCOME TAXES (Continued)

Certain items of income and expense are recognized in different years for financial reporting and income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. The items that give rise to the deferred income tax benefit and deferred income tax liability are as follows:


                                                     September 30,
                                             2000        1999          1998
                                             ----        ----          ----
   Deferred Tax Asset:
     Difference in capitalization of
      inventory cost                       $  89,600    $  76,515   $  75,995
     Difference in reporting bad debts        10,148        3,470      48,022
     Federal and State of Pennsylvania net
       operating loss carryforward           106,005      109,839      23,208
     Tax credits and other current assets      8,506       8,156       10,703
                                             -------      -------     -------
         Total deferred tax asset            214,259      197,980     157,928
     Valuation allowance                      (4,945)      (4,945)     (4,945)
                                             -------      -------     -------
   Total net deferred tax asset            $ 209,314    $ 193,035   $ 152,983
                                             =======      =======     =======
   Deferred Tax Liability:
    Difference in reporting depreciation
     And amortization on long-term assets  $  20,661    $  16,885   $  18,445
                                              ------      -------     ------
   Total Deferred Tax Liability            $  20,661    $  16,885   $  18,445
                                             =======      =======     =======
The Company has federal and state net operating loss carryforwards of approximately $220,000 and $588,000, respectively, available to reduce future taxable income which expires at various times up through the year ended
September 30, 2014.


14.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of short-term cash investments and trade receivables. The Company maintains substantially all of its banking activities with one bank and cash balances throughout the year generally exceed the federally insured limit of $100,000. The Company invests these cash balances which exceed $100,000 in money market accounts and U.S. Treasury Securities.
At September 30, 2000 and 1999 the balances the company held in these securities was approximately $965,000 and $1,060,000, respectively. Management believes that the risk associated with trade receivables, which are principally due from three customers, is adequately provided for in the allowance for doubtful accounts.




                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



15. SUBSEQUENT EVENTS

On December 11, 2000 the Company entered into a new distribution agreement with their largest distributor for a term of three years commencing January 1, 2001 through December 31, 2003 with a renewal option for an additional two years.
The agreement grants exclusive rights to this distributor for sales of the Company's products related to the field of neurosurgery through December 31, 2003 in exchange for making minimum purchases of $4,000,000 per calendar year, as may be adjusted by mutual agreement of the parties. The Company shall have as its sole and exclusive remedy to any default on behalf of the distributor to either convert the distribution rights to nonexclusive or terminate the agreement.



                         VALLEY FORGE SCIENTIFIC CORP.
                          Form 10-K for the year ended
                               September 30, 2000

                               INDEX TO EXHIBITS*

Exhibit Number      Description                        Page Number

 23                Consent of Samuel Klein & Company

 27                Financial Data Schedule

   * Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing in Item 14 on the Report on Form 10-K



