Form 10-K/A
period 2000-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 2001-01-26
CIK 836429

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

                    Yes   [X]        No [_]

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

At December 12, 2000 there were 8,081,402 shares of the Registrant's Common Stock outstanding.

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:
                                                                   Director
Name                  Age  Position(s)                             Since
Jerry L. Malis        68 Chairman of the Board and President        1980
Thomas J. Gilloway    63 Executive Vice President, Secretary,       1984
                         Treasurer and Director
Leonard I. Malis      81 Director                                   1989
Bruce A. Murray       64 Director                                   1992
Bernard H. Shuman     75 Vice President and Director                1994
Robert  H. Dick       57 Director                                   1997

     Jerry L. Malis, a member of the audit committee, has served as President or Vice-President and a Director of the Company since its inception in March 1980. As of June 30, 1989, Mr. Malis was elected as Chairman of the Board of the Company. He has published over fifty articles in the biological science, electronics and engineering fields, and has been issued twelve United States patents. Mr. Malis coordinates and supervises the development, engineering and manufacturing of the Company's products and is in charge of the daily business operations of the Company. He devotes substantially all his business time to the business of the Company.

     Thomas J. Gilloway has been Executive Vice President and a Director of the Company since December 1984, and as of June 30, 1989 was appointed Secretary and Treasurer of the Company. From the Company's inception in March 1980 to December 21, 1984, Mr. Gilloway served in capacities as a Vice-President and Treasurer. Mr. Gilloway received his undergraduate degree from LaSalle University in 1959 and his graduate degree from Temple University in 1963. Prior to his involvement with the Company, Mr. Gilloway was employed in a marketing capacity for Scott Paper Company, C.R. Bard, Inc., and CheckPoint Systems as Director of Marketing. He is involved with marketing, regulatory and contract administration matters for the Company and currently devotes approximately half of his business time to the business of the Company.

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

     Bruce A. Murray, a member of the audit committee and the compensation committee, has been a director of the Company since October 14, 1992. He is a Managing Member of The Change Management Group, LLC, a management consulting company; and a Principal of Adair & Murray Associates, Inc., a management consulting company. From 1991 to May 1993, he was a senior consultant with the management consulting firm of Rath and Strong. From 1984 to August 1991, Mr. Murray held positions within the Pfizer Hospital Products Group, as Director of Engineering-Surgical Products, Corporate Vice President - Research and Development, and Senior Vice President and Business Manager - Surgical Products. He has also held senior management positions with Valleylab, Inc., Picker Corporation Electronics Division, Ball Brothers Research Corporation and IIT Research Institute. Mr. Murray received both his B.S. in Engineering and his M.B.A. from the Illinois Institute of Technology, and is an adjunct instruc tor in business strategies at the University of Colorado.

                                      [2]

     Bernard H. Shuman has been a director and Vice President of the Company
since September 1, 1994.   Mr. Shuman is currently Vice President-Technology.
Prior to September 1, 1994, Mr. Shuman served as President and director of Diversified Electronic Corporation, a specialty electronics manufacturer which merged into the Company on August 31, 1994.

     Robert H. Dick, a member of the audit committee and the compensation committee, has been a director of the Company since 1997. He is the principal of R.H. Dick & Company, Inc., an investment banking firm. From April 1996 to 1998, he was a partner in Boles & Company, an investment banking firm. He was President, CEO and CFO of two Boles & Company clients: BioMagnetic Therapy Systems, Inc. (from September 1995 to April 1996) and Pharmx, Inc. (from May
1994 to May 1995).   From April 1987 to May 1994, Mr. Dick served as Vice
President-International for Codman & Shurtleff, Inc., a Johnson & Johnson subsidiary, where he was responsible for new business development and sales and marketing in non-U.S. markets. Mr. Dick has also held other business development and sales and marketing positions with Codman & Shurtleff, Inc., and product management positions with USCI Surgical Products, a division of C.R. Bard.

     Jerry L. Malis and Dr. Leonard I. Malis are brothers. The Company's executive officers are elected annually by the Company's directors and shall continue to serve until their successors are elected and qualified.

Item 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by the Company to its executive officers for the three fiscal years ended September 30, 2000.

                   SUMMARY COMPENSATION TABLE
                                                               Number of Shares
Name and                     Fiscal Year       Salary (1)      of Common Stock
Principal Position                                             underlying
                                                               options Granted

Jerry L. Malis,              2000            $ 200,000             ---
President                    1999              188,000             ---
                             1998              189,000             ---

Thomas J. Gilloway,          2000            $  91,000             ---
Executive Vice President     1999              100,000             ---
                             1998              161,000             ---

Bernard H. Shuman            2000            $ 105,000             ---
Vice President -Technology   1999              105,000             ---
                             1998              105,000             ---


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

                                      [3]

In addition the agreements provided that Messrs. Malis and Gilloway may receive such other cash and stock bonus and benefits as may be determined from time to time by the Board of Directors. On September 30, 1999, the Company amended the employment agreements with Messrs. Malis and Gilloway to extend the terms for an additional year effective October 1, 1999. As extended the employment agreements provided for annual base salary of $198,950 for Jerry Malis and $90,000 for Thomas J. Gilloway. Although the employment agreements for Messrs. Malis and Gilloway were not extended on October 1, 2000, the Company continues to provide compensation to them at the annual rate of $198,500 and $91,000, respectively. For the year ended September 30, 1998, Messrs. Malis and Gilloway waived their right to a full 10% increase of base salary, opting to reduce the annual base salary increase from 10% to 5%, and for the year ended September 30, 1999 Messrs. Malis and Gilloway waived their right to a 10% increase of base salary. The reduction of Mr. Gilloway's base salary for the year ended September 30, 1999 was due to his being employed on a half- time basis effective January 1, 1999.

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

                            Directors' Compensation

     Directors of the Company do not receive any compensation for their services as members of the Board of Directors, but Directors who are not officers of the Company are entitled to reimbursement for expenses incurred in connection with their attendance at meetings and are entitled to participate in the Company's stock option plans.

                      401(k) Plan and Profit-Sharing Plan

     Effective January 1, 1990, the Company adopted a 401(k) Plan and Profit Sharing Plan that covers full- time employees who have attained age 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan on a pre-tax basis not to exceed $10,500 per year (adjusted for cost of living increases). Amounts contributed to the 401(k) Plan are non-forfeitable.

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.

     The following table sets forth as of December 31, 2001, certain information with respect to the beneficial ownership of Common Stock, by each person known to the Company to own beneficially 5% or more of the outstanding Common Stock, by each director and nominee, and by all officers and directors as a group.

                                      [4]

                                   Amount of
Name and Address of                Beneficial                    Percentage
Beneficial Owners (1)              Ownership                      Owned

Jerry L. Malis (2)(3)              1,282,276                       15.6%

Thomas J. Gilloway(2)(7)           1,001,375                       12.2%

Dr. Leonard I. Malis(2)(8)           961,242                       11.9%

Bernard H. Shuman(2)(4)              126,467                        1.6%

Bruce A. Murray(2)(5)                 23,500                        *

Robert H. Dick(2)(6)                  14,000                        *
All officers and directors
as a group (6 persons)             3,408,860                       40.4%
____________________
* less than 1%
(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) The mailing address of Messrs. Malis, Gilloway, Shuman, Murray and Dick and Dr. Malis, directors of the Company, is 136 Green Tree Road, P.O. Box 1179, Oaks, Pennsylvania 19456-1179.

(3) Includes 150,000 shares issuable to Mr. Malis subject to options exercisable currently or within 60 days.

(4) Includes 25,000 shares issuable to Mr. Shuman subject to options exercisable currently or within 60 days, and includes 101,467 shares held in the Bernard H. Shuman Living Trust, a trust in which Mr. Shuman holds voting and dispositive control.

(5) Includes 23,500 shares issuable to Mr. Murray subject to options exercisable currently or within 60 days.

(6) Includes 14,000 shares issuable to Mr. Dick subject to options exercisable currently or within 60 days.

(7) Includes 150,000 shares issuable to Mr. Gilloway subject to options exercisable currently or within 60 days, and includes 250,000 shares held in the Gilloway Family, L.P., a limited partnership in which Mr. Gilloway is a general partner and possesses voting and dispositive control.

(8) Includes 400,000 shares held in the Leonard and Ruth Malis Family, L.P., a limited partnership in which Dr. Malis is a general partner and possesses voting and dispositive control.

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

     The Company has entered into a five year lease commencing on July 1, 2000 for approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,643 with GMM Associates, a Pennsylvania general partnership, whose partners are Jerry L. Malis, Thomas J. Gilloway and Leonard I. Malis, principal shareholders, directors and/or officers of the Company. The related expense for this lease for the year ended September 30, 2000 was $56,376. The Company believes the rental payments reflect fair rental value for the space.

                                      [5]

     For the year ended September 30, 2000, the Company paid legal fees and costs in the amount of $78,546 to a law firm in which a son-in-law of Jerry
L. Malis is a partner.

     In fiscal years 1998, 1999 and 2000, the Company retained R. H. Dick & Company, Inc., an investment banking and business consulting company, owned by Robert H. Dick, a director of the Company, to perform investment banking and business consulting services for the Company.

                                      [6]

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of January, 2001.

                               VALLEY FORGE SCIENTIFIC CORP.



                               By:  /s/ Jerry L. Malis
                               Jerry L. Malis, President