Form 10-Q
period 2000-12-31
VALLEY FORGE SCIENTIFIC CORP
filed 2001-02-13
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31,2000


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

                            Yes   [X]        No [ ]

At February 9, 2001 there were 8,067,812 shares outstanding of the Registrant's no par value Common Stock.

                         VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                               December 31, 2000


                                                                 Page
                                                                 Number

Part I - Financial Information

Item 1.  Financial Statements:

Balance Sheets - December 31, 2000 and September 30, 2000.         1

Statements of Operations for the three months
ended December 31, 2000 and December 31, 1999.                     2

Statements of Cash Flows for the three months
ended December 31, 2000 and December 31, 1999.                     3

Notes to Financial Statements.                                     4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.            5

Part II - Other Information                                       10

                                      (i)

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                                 BALANCE SHEETS

                                      December 31,            September 30,
                                          2000                     2000
                                       (Unaudited)               (Audited)
ASSETS

Current Assets:
     Cash and cash equivalents         $   741,885             $   965,240
     Accounts receivable, net              663,664                 627,255
     Inventory                           1,320,925               1,177,847
     Prepaid items and other
      current assets                       178,596                 114,042
     Deferred income tax asset             199,581                 209,314
                                         ---------               ---------
          Total Current Assets           3,104,651               3,093,698

Property, Plant and Equipment, Net         161,718                 168,535
Intangible Assets, Net                     562,052                 582,200
Other Assets                                 6,502                   7,646
                                         ---------               ---------
                                       $ 3,834,923             $ 3,852,079
                                         =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expense $   258,931             $   182,185
                                         ---------               ---------
          Total Current Liabilities        258,931                 182,185

Deferred Income Tax Payable                 19,653                  20,661
                                         ---------               ---------
          Total Liabilities                278,584                 202,846
                                         ---------               ---------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                                 -                       -
 Common stock (no par, 20,000,000 shares
 authorized, 8,067,812 shares issued and
 Outstanding at December 31, 2000 and
 8,151,862 at September 30, 2000)        3,748,724               3,859,430
 Retained earnings                        (192,385)               (210,197)
                                         ---------               ---------
          Total Stockholders' Equity     3,556,339               3,649,233
                                         ---------               ---------
                                       $ 3,834,923             $ 3,852,079
                                         =========               =========

                                      [1]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                              For the Three Months Ended
                                                     December 31,
                                               2000             1999

Net Sales                                   $ 1,065,106       $ 1,107,613

Cost of Sales                                   570,735           580,894

Gross Profit                                    494,371           526,719

Other Costs:
 Selling, general and administrative            377,772           412,023
 Research and development                        78,087            67,132
 Amortization                                    27,094            20,148
                                              ---------         ---------
   Total Other Costs                            482,953           499,303
                                              ---------         ---------
Income from Operations                           11,418            27,416

Other Income                                     15,119            10,585
                                              ---------         ---------
Income before Income Taxes                       26,537            38,001

Provision for Income Taxes                        8,725            16,600
                                              ---------         ---------
Net Income                                  $    17,812       $    21,401
                                              =========         =========

Earnings per Share:
     Basic earnings per common share        $       .00       $       .00
                                                   ====              ====
     Diluted earnings per common share      $       .00       $       .00
                                                   ====              ====
Basic common shares outstanding               8,123,667         8,216,570

Diluted common shares outstanding             8,149,621         8,367,739

                                      [2]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                 For the Three Months Ended
                                                         December 31,
                                                    2000              1999

Cash Flows from Operating Activities:
  Net income                                      $    17,812     $     21,401
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and amortization                      29,498           28,743

Changes in assets and liabilities, net of
  effect from:
   Increase in accounts receivable                    (36,409)        (460,802)
   Increase in inventory                             (143,078)         (28,285)
   Decrease in deferred income tax
    tax asset                                           9,733           16,600
   Increase in prepaid items and other
    current assets                                    (64,554)         (55,417)
   Decrease in other assets                             1,144                -
   Increase in accounts payable and
    Accrued expenses                                   76,746           46,386
   Decrease in deferred income tax payable             (1,008)               -
-                                                     -------         --------
     Net cash used in operating expenses             (110,116)        (431,374)
                                                      -------          -------
Cash Flows from Investing Activities:
  Purchase of property, plant and equipment            (2,533)               -
-                                                     -------          -------
    Net cash used in investing activities              (2,533)               -
                                                      -------          -------
Cash Flows from Financing Activities:
  Repurchase of common stock                         (110,706)         (14,512)
                                                      -------           ------
          Net cash used in financing activities      (110,706)         (14,512)
                                                      -------          -------
Net Decrease in Cash and Cash Equivalents            (223,355)        (445,886)

Cash and Cash Equivalents - beginning of period       965,240        1,158,462
                                                      -------        ---------
Cash and Cash Equivalents - end of period         $   741,885     $    712,576
                                                      =======          =======

                                      [3]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 1

Valley Forge Scientific Corp. ("VFSC") is engaged in the business of developing, manufacturing and selling medical devices and products. The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2

The September 30, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 2000 and the statements of operations for the three months ended December 31, 2000 and 1999 and the statements of cash flows for the three months ended December 31, 2000 and 1999.

The statements of operations for the three months ended December 31, 2000 and 1999 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

NOTE 3

Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.

                                      [4]

                         VALLEY FORGE SCIENTIFIC CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   Results of Operations for the Three Months Ended December 31, 2000 Compared to the Three Months Ended December 31, 1999.

   Revenues

   Sales of $1,065,106 for the three months ended December 31, 2000 were 4% less than sales of $1,107,613 for the three months ended December 31, 1999. Codman & Shurtleff, Inc. ("Codman"), which distributes our products in the field of neurosurgery, accounted for approximately 78% of sales for the quarter ended December 31, 2000, and Bident International, L.L.C, which distributes our products in the dental market, accounted for approximately 17% of sales.

   On December 11, 2000, we entered into a new distribution agreement with Codman under which Codman was granted the exclusive worldwide right to sell our bipolar electrosurgical generators, instruments and certain other products in the field of neurocranial and neurospinal surgery through December 31, 2003, in exchange for Codman making minimum purchases of $4,000,000 per calendar year, as may be adjusted by mutual agreement of the parties.

   For the three months ended December 31, 2000, bipolar electrosurgical systems and irrigation systems accounted for approximately 45% of our sales, disposable cord/tubing sets and bipolar cords accounted for approximately 36% of our sales, and disposable instrumentation accounted for approximately 14% of our sales. For the three months ended December 31, 1999, bipolar electrosurgical systems and irrigation systems accounted for approximately 73% of our sales, disposable cord/tubing sets and bipolar cords accounted for approximately 25% of our sales and disposable instrumentation accounted for approximately 3% of our sales.

   Sales also reflected the first sales of Gentle Gel(TM), a dental preparation used for healing and lessening post surgical discomfort. This product is being marketed by Bident International, L.L.C.

   Cost of Sales

   Cost of sales for the three months ended December 31, 2000 were $570,735, which was 2% less than the cost of sales for the three months ended December 31, 1999. Gross profit was $494,371, or 46% of sales, for the three months ended December 31, 2000, as compared to gross profit of $526,719, or 48% of sales, for the three months ended December 31, 1999. Changes in cost of sales and gross profit margin were principally due to changes in product mix.

                                      [5]

   Operating Expenses

   Selling, general and administrative expenses decreased by 8% to $377,772 for the three months ended December 31, 2000 from $412,023 for the three months ended December 31, 1999.

   Research and development expenses increased by 16% to $78,087 for the three months, ended December 31, 2000. The increase in research and development reflects our continued commitment to develop new applications for our bipolar electrosurgical technology.

   Operating Income/Income Tax Provision

   We had income from operations of $11,418 for the three months ended December 31, 2000 as compared to income from operations of $27,416 for the three months ended December 31, 1999. We had interest and other income of $15,119 for the three months ended December 31, 2000, as compared to $10,585 for the three months ended December 31, 1999. The provision for income taxes was $8,725 for the three months ended December 31, 2000 as compared to $16,600 for the three months ended December 31, 1999.

   Net Income

  As a result of the foregoing, we had net income of $17,812 for the three months ended December 31, 2000 as compared to net income of $21,401 for the three months ended December 31, 1999. Income per basic and diluted common share was $.00 for the three months ended December 31, 2000 and $.00 for the three months ended December 31, 1999.

Liquidity and Capital Resources

   The primary measures of our liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as our borrowing ability. During the three months ended December 31, 2000, our working capital decreased by $65,793 to $2,845,720.

   We used $110,116 in operating activities for the first three months of fiscal 2001 principally from an increase of $36,409 in accounts receivable, an increase in inventory of $143,078, and an increase in prepaid items and other current assets of $64,554, offset by an increase in accounts payable and accrued expenses of $76,746 and the Company's net income, as adjusted for noncash items. The increase in inventory and accounts receivable was due to normal market conditions.

   During the three months ended December 31, 2000, we used $110,706 for the repurchase of 84,050 shares of our common stock pursuant to a stock repurchase program which was continued in April 2000. All 84,050 shares have been retired or are in the process of being retired. As of December 31, 2000, we purchased a total of 166,697 shares of common stock pursuant to the repurchase program. Under the repurchase program, we are authorized to purchase up to 200,000 shares of our common stock.

                                      [6]

   Cash decreased by $223,355 in the first three months of fiscal 2001, resulting in a balance of $741,885 in our cash and cash equivalents at December 31, 2000.

   For the three months ended December 31, 1999, we used $431,374 from operating activities and used $14,512 for the repurchase of shares of our common stock.

   We have no long-term debt. We believe that we have available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms.

Forward Looking Statements

   The information provided in this report may contain ?forward looking? statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include, but are not limited to statements about: (1) any competitive advantage we may have as a result of our installed base of electrosurgical generators in the field of neurosurgery; (2) our belief that our products exceed industry standards or favorably compete with other companies new technological advancements; (3) the success of certain recently introduced products and disposable instrumentation and products and disposable instrumentation scheduled to be released in the near future for use in neurosurgery, other surgical discipline and the dental market; and (4) our ability to attract distributors for our products outside of neurosurgery. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. Investors are advised to review the Additional Cautionary Statements section below for more information about risks that could affect our financial results.

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

   Our Growth Depends on Introducing New Products and the Market Penetration by Third Party Distributors

                                      [7]

   Valley Forge's growth depends on the acceptance of our products in the marketplace, the market penetration achieved by the companies which we have contracted with, and rely on, to distribute our products, and our ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products we introduce, or have introduced, will be widely accepted by the marketplace, or that companies which we have contracted to distribute our products will continue to achieve market penetration in the field of neurosurgery and achieve market penetration in the surgical disciplines and markets outside of neurosurgery. Our failure to continue to introduce new products or gain wide spread acceptance of our products would adversely affect our operations.

We Depend on Attracting New Distributors for Our Products

   In order to successfully commercialize our products in the fields of general and laparoscopic surgery, arthroscopy, gynecology, urology, plastic surgery and ENT and maxillofacial surgery, we will need to enter into distribution arrangements with companies who can distribute our products in those fields successfully. The commercial success of our products outside the field of neurosurgery is thus uncertain.

Our Products are Extensively Regulated Which Could Delay Product Introduction or Halt Sales

   The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. Although we have not experienced any substantial regulatory delays to date, there is no assurance that delays will not occur in the future, which could have a significant adverse effect on our ability to introduce new products on a timely basis. Regulatory agencies periodically inspect our manufacturing facilities to ascertain compliance with ?good manufacturing practices? and can subject approved products to additional testing and surveillance programs. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal penalties. While we believe that we are currently in compliance, if we fail to comply with regulatory requirements, it could have an adverse effect on the our results of operations and financial condition.

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

                                      [8]

We May have Product Liability Claims

   Our products involve a risk of product liability claims. Although we maintain product liability insurance at coverage levels which we believe are adequate, there is no assurance that, if we were to incur substantial liability for product liability claims, insurance would provide adequate coverage against such liability.

Our Operating Results May Fluctuate

   We have experienced operating losses since our inception, and as of December 31, 2000 we had a retained earnings deficit of $192,385. Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

   * the introduction of new product lines;
   * the level of market acceptance of our products;
   * achievement of research and development milestones;
   * timing of the receipt of orders and product shipments;
   * timing of expenditures; and
   * receipt of necessary regulation approvals.

                                      [9]

PART II.  OTHER INFORMATION

Item 5.  OTHER EVENTS

  For the quarter ended December 31, 2000, Valley Forge Scientific Corp. ("Valley Forge") purchased 84,050 shares of its outstanding common stock for $110,706. The purchases were made pursuant to the continuation of a repurchase program approved by the Board of Directors of Valley Forge in April 2000 in which Valley Forge was authorized to purchase a maximum of 200,000 shares of common stock. As of December 31, 2000, Valley Forge purchased 166,697 shares pursuant to the repurchase program. Purchases are made pursuant to Rule 10b-18, promulgated under the Securities Exchange Act of 1934. Purchases of shares of common stock by Valley Forge should not be construed as an investment recommendation regarding Valley Forge's common stock.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)        Exhibits

   Exhibit Number   Description

     10.1 Distribution Agreement between the Company and Codman & Shurtleff, Inc. dated December 11, 2000.

     10.2 Addendum to Commercial Lease Agreement between the Company and GMM Associates dated as of July 1, 2000.

   (b)       Current Reports on Form 8-K
             None
                                      [10]

                         VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        VALLEY FORGE SCIENTIFIC CORP.


Date: February 9, 2001                  By:  /s/ Jerry L. Malis
                                             Jerry L. Malis, President
                                            (principal financial officer)
                                      [11]

                         VALLEY FORGE SCIENTIFIC CORP.
                        Form 10-Q for the quarter ended
                               December 31, 2000

                               INDEX TO EXHIBITS


     Exhibit Number           Description
     10.1                     Distribution Agreement between the Company and
                              Codman & Shurtleff, Inc. dated December 11, 2000.

     10.2 Addendum to Commercial Lease Agreement between the Company and GMM Associates dated as of July 1, 2000.
                                      [12]