Form 10-Q
period 2001-03-31
VALLEY FORGE SCIENTIFIC CORP
filed 2001-05-15
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2001


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

                            Yes   X        No _____

At May 10, 2001 there were 8,067,812 shares outstanding of the Registrant's no par value Common Stock.

                         VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                                 March 31, 2001

                                                                       Page
                                                                       Number

Part I - Financial Information

     Item 1.  Financial Statements:

     Balance Sheets - March  31, 2001 and September 30, 2000.            1

     Statements of Operations for the three and six months
     ended March 31, 2001 and March 31, 2000.                            2

     Statements of Cash Flows for the six months
     ended March 31, 2001 and March 31, 2000.                            3

     Notes to Financial Statements.                                      4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                       5

Part II - Other Information                                             10



                                      (i)

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                    March 31,               September 30,
ASSETS                                2001                      2000
                                   (Unaudited)                (Audited)
Current Assets:
 Cash and cash equivalents          $    389,309             $    965,240
 Accounts receivable, net                902,636                  627,255
 Inventory                             1,614,403                1,177,847
 Prepaid items and
  other current assets                   163,215                  114,042
     Deferred income tax asset           133,085                  209,314
                                       ---------                ---------
          Total Current Assets         3,202,648                3,093,698

Property, Plant and Equipment, Net       162,894                  168,535
Intangible Assets, Net                   541,903                  582,200
Other Assets                               6,183                    7,646
                                       ---------                ---------
                                    $  3,913,628             $  3,852,079
                                       =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and
 accrued expense                    $    263,065             $    182,185
                                         -------                  -------
          Total Current Liabilities      263,065                  182,185

Deferred Income Tax Payable               10,632                   20,661
                                         -------                  -------
          Total Liabilities              273,697                  202,846
                                         -------                  -------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                               -                        -
 Common stock (no par,
  20,000,000 shares
  authorized, 8,067,812 shares
  issued and outstanding
  at March 31, 2001 and
  8,151,862 at
  September 30, 2000)                  3,748,724                3,859,430
 Retained earnings                      (108,793)                (210,197)
                                       ---------                ---------
          Total Stockholders' Equity   3,639,931                3,649,233
                                       ---------                ---------
                                    $  3,913,628             $  3,852,079
                                       =========                =========

                                      [1]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                           For the Three Months         For the Six Months
                             Ended March 31,              Ended March 31,
                           2001           2000         2001          2000

Net Sales                  $1,251,804     $  708,441   $2,316,910    $1,816,054

Cost of Sales                 582,215        411,742    1,152,950       992,636
                            ---------        -------    ---------     ---------
Gross Profit                  669,589        296,699    1,163,960       823,418
                            ---------        -------    ---------     ---------
Other Costs:
 Selling, general and
  administrative              396,620        407,831      781,338       819,854
 Research and development     115,654        104,758      193,741       171,890
 Amortization                  20,149         20,149       40,297        40,297
                              -------        -------      -------       -------
   Total Other Costs          532,423        532,738    1,015,376     1,032,041
                              -------        -------    ---------     ---------
Income from Operations        137,166       (236,039)     148,584      (208,623)

Other Income:
 Interest income                9,101          7,927       24,220        18,512
                              -------        -------      -------       -------
Income (Loss) before
 Income Taxes                 146,267       (228,112)     172,804      (190,111)

Provision for (Benefit of)
 Income Taxes                  62,675        (77,880)      71,400       (61,280)
                              -------        -------      -------       -------
Net Income (Loss)          $   83,592     $ (150,232)  $  101,404    $ (128,831)
                              =======        =======      =======       =======

Earnings (Loss) per Share:
 Basic earnings (loss)
  per common share         $      .01     $     (.02)  $      .01    $     (.02)
                                  ===            ===          ===           ===
 Diluted earnings (loss)
  per common share         $      .01     $     (.02)  $      .01    $     (.02)
                                  ===            ===          ===           ===
Basic common shares
 outstanding                8,067,812      8,213,309    8,096,046     8,214,006

Diluted common shares
 outstanding                8,141,120      8,213,309    8,135,214     8,214,006

                                      [2]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                    For the Six Months Ended
                                                            March 31,
                                                        2001          2000

Cash Flows from Operating Activities:
     Net income (loss)                                $   101,404   $ (128,831)
     Adjustments to reconcile
      net income (loss) to net
     cash used in operating activities:
      Depreciation and amortization                        59,039       59,629
      Deferred income tax benefit                          66,200      (61,280)

Changes in assets and liabilities, net of
 effect from:
 (Increase) decrease in accounts receivable              (275,381)    (263,796)
 Decrease (increase) in inventory                        (436,556)    (276,745)
 Increase in prepaid items and other
  Current assets                                          (47,710)     (42,410)
 Increase in accounts payable and accrued
  expenses                                                 80,880       91,918
                                                          -------      -------
   Net cash used in operating expenses                   (452,124)    (621,515)
                                                          -------      -------
Cash Flows from Investing Activities:
     Purchase of property, plant and equipment            (13,101)      (1,138)
                                                           ------        -----
      Net cash used in investing activities               (13,101)      (1,138)
                                                           ------        -----
Cash Flows from Financing Activities:
 Repurchase of common stock                              (110,706)     (14,512)
                                                          -------       ------
      Net cash used in financing activities              (110,706)     (14,512)
                                                          -------       ------
Net Decrease in Cash and Cash Equivalents                (575,931)    (637,165)

Cash and Cash Equivalents - beginning of period           965,240    1,158,462
                                                          -------    ---------
Cash and Cash Equivalents - end of period             $   389,309   $  521,297
                                                          =======      =======

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest                                            $         -   $        -
                                                              ===          ===
  Income taxes                                        $         -   $    2,500
                                                              ===        =====

                                      [3]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

Valley Forge Scientific Corp. ("VFSC") is engaged in the business of developing, manufacturing and selling medical devices and products. The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiaries, Diversified Electornics Co., Inc. and Valley Consumer Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2

The September 30, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001 and the statements of operations for the three and six months ended March 31, 2001 and 2000 and the statements of cash flows for the six months ended March 31, 2001 and 2000.

The statements of operations for the three and six months ended March 31, 2001 and 2000 are not necessarily indicative of results for the full year.

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

                                      [4]

                         VALLEY FORGE SCIENTIFIC CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Results of Operations for the Three and Six Months Ended March 31, 2001 Compared to the Three and Six Months Ended March 31, 2000.

Revenues

Sales of $1,251,804 for the three months ended March 31, 2001 were 77% greater than sales of $708,441 for the three months ended March 31, 2000, while sales of $2,316,910 for the six months ended March 31, 2001 were 28% greater than sales of $1,816,054 for the six months ended March 31, 2000.The increase in sales was primarily attributable to an increase in the volume of sales of our dental products and neurosurgical products. The increase in sales also reflects sales of our neurosurgical disposable instruments, which were introduced into the market after the second quarter of fiscal 2000.

For the three months ended March 31, 2001, sales to Bident International, L.L.C., the distributor of our products in the dental market, amounted to $433,930, which represented an increase of approximately 800% from sales for the three months ended March 31, 2000, and an increase of 139% from sales for the first quarter of fiscal 2001. Codman & Shurtleff, Inc. ("Codman"), which distributes our products in the field of neurosurgery, accounted for 64% of sales for three months, and 71% for the six months, ended March 31, 2001. Bident International, L.L.C, accounted for 35% of our sales in the three months, and 27% of our sales in the six months, ended March 31, 2001.

 The following table sets forth the percentage of our sales generated by the principal types of products we sell.

                             Three Months Ended              Six Months Ended
                             3/31/01    3/31/00              3/31/01  3/31/00

Bipolar electrosurgicals        57%       44%                  52%      56%
systems and irrigation system

Disposable cord/tubing sets     27%       33%                  31%      28%
and bipolar cords

Disposable instrumentation      11%       18%                  12%      10%

Other products                   5%        5%                   5%       6%

                                      [5]

 Cost of Sales

Cost of sales for the three months ended March 31, 2001 was $582,215, which was 41% greater than the cost of sales for the three months ended March 31, 2000. Gross profit was $669,589, or 54% of sales, for the three months ended March 31, 2001, as compared to gross profit of $296,699, or 42% of sales, for the three months ended March 31, 2000. Changes in cost of sales and gross profit margins were principally due to changes in product mix.

 Cost of sales for the six months ended March 31, 2001 was $1,152,950, which was 16% greater than the cost of sales for the six months ended March 31, 2000. Gross profit was $1,163,960, or 50% of sales, for the six months ended March 31, 2001, as compared to gross profit of $823,418, or 45% of sales, for the six months ended March 31, 2000. Changes in cost of sales and gross profit margin were principally due to changes in product mix.

 Operating Expenses

Selling, general and administrative expenses decreased by 3% to $396,620 for the three months, and decreased by 5% to $781,338 for the six months, ended March 31, 2001. Selling, general and administrative expenses are anticipated to increase in the second half of fiscal 2001 to support increased sales levels the Company has realized and anticipates for the remainder of the fiscal year.

Research and development expenses increased by 10% to $115,654 for the three months, and increased by 13% to $193,741 for the six months, ended March 31, 2001. The increase in research and development reflects our continued commitment to develop new applications for our bipolar electrosurgical technology.

 Operating Income/Income Tax Provision

 We had income from operations of $137,166 for the three months ended March 31, 2001 as compared to a loss from operations of $236,039 for the three months ended March 31, 2000. Interest and other income amounted to $9,101 for the three months ended March 31, 2001, as compared to $7,927 for the three months ended March 31, 2000. The provision for income taxes was $62,675 for the three months ended March 31, 2001 as compared to a tax benefit of $77,880 for the three months ended March 31, 2000.

 We had income from operations of $148,584 for the six months ended March 31, 2001 as compared to a loss from operations of $208,623 for the six months ended March 31, 2000. Interest and other income amounted to $24,220 for the six months ended March 31, 2001 as compared to $18,512 for the six months ended March 31, 2000. The provision for income taxes was $71,400 for the six months ended March 31, 2001 as compared to a tax benefit of $61,280 for the six months ended March 31, 2000.

                                      [6]

 Net Income

 As a result of the foregoing, we had net income of $83,592 for the three months, and net income of $101,404 for the six months, ended March 31, 2001 as compared to a net loss of $150,232 for the three months, and a net loss of $128,831 for the six months, ended March 31, 2000. Income per basic and diluted common share was $.01 for the three and six months ended March 31, 2001 as compared to a loss per basic and diluted common share of $.02 for the three and six months ended March 31, 2000.

Liquidity and Capital Resources

   The primary measures of our liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as our borrowing ability. During the six months ended March 31, 2001, our working capital increased by $28,070 to $2,939,583.

   We used $452,124 in operating activities for the first six months of fiscal 2001 principally from an increase of $275,381 in accounts receivable, an increase in inventory of $436,556, and an increase in prepaid items and other current assets of $47,710, offset by an increase in accounts payable and accrued expenses of $80,880 and the Company?s net income, as adjusted for noncash items. The increase in inventory and accounts receivable was principally due to increased sales.

   During the six months ended March 31, 2001, we used $110,706 for the repurchase of 84,050 shares of our common stock pursuant to a stock repurchase program which was continued in April 2000. All 84,050 shares have been retired or are in the process of being retired. As of March 31, 2001, we purchased a total of 166,697 shares of common stock pursuant to the repurchase program. We did not repurchase any stock in the second quarter of fiscal 2001. Under the repurchase program, we are authorized to purchase up to 200,000 shares of our common stock.

   Cash decreased by $575,931 in the first six months of fiscal 2001, resulting in a balance of $389,309 in our cash and cash equivalents at March 31, 2001.

   For the six months ended March 31, 2000, we used $621,515 from operating activities and used $14,512 for the repurchase of shares of our common stock. During that period cash decreased by $637,165.

We have no long-term debt. We believe that we have available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms.

Forward Looking Statements

   The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of Section 21E of the
                                      [7]

Securities Exchange Act of 1934, as amended. These forward looking statements include, but are not limited to statements about: (1) anticipated sales and expense levels in the future; (2) market acceptance of our products; (3) any competitive advantage we may have as a result of our installed base of electrosurgical generators in the field of neurosurgery; (4) our belief that our products exceed industry standards or favorably compete with other companies" new technological advancements; (5) the success of certain recently introduced products and disposable instrumentation and products and disposable instrumentation scheduled to be released in the near future for use in neurosurgery, other surgical disciplines, and the dental market; and (6) our ability to attract distributors for our products outside of neurosurgery. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. Investors are advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect our financial results.

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

                                      [8]

Our Products are Extensively Regulated Which Could Delay Product Introduction or Halt Sales

   The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. Although we have not experienced any substantial regulatory delays to date, there is no assurance that delays will not occur in the future, which could have a significant adverse effect on our ability to introduce new products on a timely basis. Regulatory agencies periodically inspect our manufacturing facilities to ascertain compliance with "good manufacturing practices" and can subject approved products to additional testing and surveillance programs. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal penalties. While we believe that we are currently in compliance, if we fail to comply with regulatory requirements, it could have an adverse effect on our results of operations and financial condition.

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

Our Operating Results May Fluctuate

We have experienced operating losses since our inception, and as of March 31, 2001 we had a retained earnings deficit of $108,793. Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

* the introduction of new product lines;
* the level of market acceptance of our products;
* achievement of research and development milestones;
* timing of the receipt of orders and product shipments;
* timing of expenditures; and
* receipt of necessary regulation approvals.

                                      [9]

PART II.  OTHER INFORMATION

Item 5.  OTHER EVENTS

   At the Annual Meeting of Shareholders held on March 14, 2001, the following were adopted by the margins indicated:

   1. The following directors were elected for a one year term until their successors are duly elected and qualified:

   Jerry L. Malis:  FOR 7,606,786; AGAINST 60,651; Abstain   0
   Leonard I. Malis FOR 7,606,786; AGAINST 60,651; Abstain   0
   Bruce L. Murray FOR 7,606,787; AGAINST 60,650; Abstain    0
   Bernard H. Shuman FOR 7,606,787; AGAINST 60,650; Abstain  0
   Robert H. Dick FOR 7,606,787; AGAINST 60,650; Abstain     0

 Thomas J. Gilloway, a director of the Company for 17 years and who was a nominee as a director, passed away on February 18, 2001. As a result of Mr. Gilloway's death, the number of directors elected at the meeting was changed from six to five.

   2. To approve and adopt the Company's 2001 Stock Plan:

       FOR:  4,364,986
       AGAINST: 366,321
       ABSTAIN: 11,896

   3. To approve and adopt the Company's 2000 Non-Employee Directors' Stock Option Plan:

       FOR:  4,348,056
       AGAINST: 357,431
       ABSTAIN: 37,716

 DEADLINE FOR SUBMISSION OF STOCKHOLDER PROPOSALS

   The deadline for submission of stockholder proposals pursuant to Rule 14a-18 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), for inclusion in the Company?s proxy statement for its 2002 Annual Meeting of Stockholders is September 30, 2001. After December 14, 2001, notice to the Company of a stockholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the person named in proxies solicited by the Board of Directors of the Company for its 2002 Annual Meeting of Stockholders may exercise discretionary authority voting power with respect to any such proposal as to which the Company does not receive timely notice.

                                      [10]

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
          None

(b)       Current Reports on Form 8-K
          None

                                      [11]

                         VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                VALLEY FORGE SCIENTIFIC CORP.


Date: May 10, 2001                               By: /s/ Jerry L. Malis
                                                 Jerry L. Malis, President
                                                 (principal financial officer)

                                      [12]