Form 10-Q
period 2001-06-30
VALLEY FORGE SCIENTIFIC CORP
filed 2001-08-13
CIK 836429

VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                 June 30,       September 30,
ASSETS                                             2001            2000
                                                 ----------     -----------
                                                 (Unaudited)    (Unaudited)
Current Assets:
  Cash and cash equivalents                      $  869,362     $  965,240
   Accounts receivable, net                         870,534        627,255
  Inventory                                       1,451,512      1,177,847
  Prepaid items and other assets                    133,272        114,042
  Deferred income tax asset                         130,140        209,314
                                                  ---------      ---------
          Total Current Assets                    3,454,820      3,093,698

 Property, Plant and Equipment, Net                 155,300        168,535
 Intangible Assets, Net                             521,755        582,200
Other Assets                                          5,865          7,646
                                                  ---------      ---------
                                                 $4,137,740     $3,852,079
                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses          $  337,205     $  182,185
                                                    -------        -------
          Total Current Liabilities                 337,205        182,185

Deferred Income Tax Payable                           5,074         20,661
                                                    -------        -------
          Total Liabilities                         342,279        202,846
                                                    -------        -------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock                                         -              -
   Common stock (no par, 20,000,000 shares
     authorized, 8,067,812 shares issued and
     outstanding at June 30, 2001 and
     8,151,862 at September 30, 2000)             3,748,724      3,859,430
  Retained earnings                                  46,737       (210,197)
                                                  ---------      ---------
          Total Stockholders' Equity              3,795,461      3,649,233
                                                  ---------      ---------
                                                 $4,137,740     $3,852,079
                                                  =========      =========
See accompanying notes to these financial statements.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                         For the Three Months Ended    For the Nine Months Ended
                                   June 30,                       June 30,
                                2001       2000            2001        2000

Net Sales                  $ 1,554,642  $ 1,262,207   $ 3,871,552  $ 3,078,261

Cost of Sales                  750,679      644,544     1,903,629    1,637,180
                             ---------    ---------     ---------    ---------
Gross Profit                   803,963      617,663     1,967,923    1,441,081
                             ---------    ---------     ---------    ---------
Other Costs:
   Selling, general and
  administrative               464,846      423,277     1,246,184    1,243,131
  Research and development      83,733      101,385       277,474      273,275
  Amortization                  20,148      20,148         60,445       60,445
                               -------     -------      ---------    ---------
          Total Other Costs    568,727     544,810      1,584,103    1,576,851
                               -------     -------      ---------    ---------
Income (Loss) from Operations  235,236      72,853        383,820     (135,770)

Other Income:
  Interest income                6,431       7,925         30,651       26,437
                                 -----       -----         ------       ------
Income (Loss) before
 Income Taxes                  241,667      80,778        414,471     (109,333)

Provision for (Benefit of:)
Income Taxes                    86,137      32,805        157,537      (28,475)
                               -------      ------        -------      -------
Net Income (Loss)          $   155,530  $   47,973    $   256,934  $   (80,858)
                               =======      ======        =======       ======
Earnings (Loss) Per Share:
 Basic earnings (loss) per
 common share              $      0.02  $     0.01    $      0.03  $     (0.01)
                                  ====        ====           ====         ====
Diluted earnings
 (loss) per
 common sahre              $      0.02  $     0.01    $      0.03  $     (0.01)
                                  ====        ====           ====         ====
Basic common shares
 outstanding                 8,067,812   8,187,465      8,086,635    8,205,821

Diluted common shares
 outstanding                 8,140,984   8,210,394      8,137,107    8,205,821

See accompanying notes to these financial statements.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     For the Nine Months Ended
                                                             June 30,
                                                      2001          2000

Cash Flow from Operating Activities:
  Net income (loss)                                  $  256,934     $  (80,858)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                      88,905         89,504
       Changes in assets and liabilities, net
        of effect from:
          Increase in accounts receivable              (243,279)      (397,913)
          Increase in inventory                        (273,665)      (290,523)
          Decrease (Increase) in deferred
            income tax benefit                           79,174        (22,721)
          Increase in prepaid items and other
            current assets                              (19,230)       (31,673)
          Decrease in other assets                        1,781            265
          Increase in accounts payable and
            accrued expenses                            155,020        151,204
          Decrease in deferred income taxes
            payable                                     (15,587)             -
                                                        -------        -------
              Net cash provided by (used in)
               operating activities                      30,053       (582,715)
                                                        -------        -------
Cash Flows from Investing Activities:
   Purchase of property, plant and equipment            (15,225)        (1,138)
  Acquisition of other assets                                 -         (3,825)
                                                         ------        -------
              Net cash used in investment activities    (15,225)        (4,963)
                                                         ------        -------
Cash Flows from Financing Activities:
  Purchase and retirement of common stock              (110,706)      (120,731)
                                                        -------        -------
              Net cash used in financing activities    (110,706)      (120,731)
                                                        -------        -------
Net Decrease in Cash and Cash Equivalents               (95,878)      (708,409)

 Cash and Cash Equivalents, beginning of period         965,240      1,158,462
                                                        -------      ---------
 Cash and Cash Equivalents, end of period            $  869,362     $  450,053
                                                        =======        =======

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Income Taxes                                     $        -     $        -
                                                           ====           ====
    Interest                                         $        -     $        -
                                                           ====           ====

See accompanying notes to these financial statements.