Form 10-Q/A
period 2001-06-30
VALLEY FORGE SCIENTIFIC CORP
filed 2001-08-14
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  (Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                       Commission File Number: 001-10382

                         VALLEY FORGE SCIENTIFIC CORP.
             (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                      23-2131580
  (State or otherjurisdiction of                      (I.R.S. employer
   incorporation or organization)                      identification no.)

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

                     Yes   X        No _____

  At August 3, 2001 there were 8,067,812 shares outstanding of the Registrant's no par value Common Stock.

                         VALLEY FORGE SCIENTIFIC CORP.
                               INDEX TO FORM 10-Q
                                 June 30, 2001


                                                            Page
                                                            Number

Part I - Financial Information

     Item 1.  Financial Statements:

     Balance Sheets - June 30, 2001 and September 30, 2000.     1

     Statements of Operations for the three and nine months
     ended June 30, 2001 and June 30, 2000.                     2

     Statements of Cash Flows for the nine months
     ended June 30, 2001 and June 30, 2000.                     3

     Notes to Financial Statements.                             4

     Item  2.   Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations.                                     5

Part II - Other Information                                    10

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

NOTE 2

The September 30, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001 and the statements of operations for the three and nine months ended June 30, 2001 and 2000 and the statements of cash flows for the nine months ended June 30, 2001 and 2000.

The statements of operations for the three and nine months ended June 30, 2001 and 2000 are not necessarily indicative of results for the full year.

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

                                      [4]

                         VALLEY FORGE SCIENTIFIC CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Results of Operations for the Three and Nine Months Ended June 30, 2001 Compared to the Three and Nine Months Ended June 30, 2000.

     Revenues

     Sales of $1,554,642 for the three months ended June 30, 2001 were 23% greater than sales of $1,262,207 for the three months ended June 30, 2000, while sales of $3,871,552 for the nine months ended June 30, 2001 were 26% greater than sales of $3,078,261 for the nine months ended June 30, 2000. The increase in sales was primarily attributable to an increase in the volume of sales of our neurosurgical products and our dental products.

     Sales to Codman & Shurtleff, Inc. ("Codman") amounted to $1,309,330 for the three months ended June 30, 2001, a 15% increase over sales for the three months ended June 30, 2000. Codman, which distributes our products in the field of neurosurgery, accounted for 84% of sales for three months, and 76% of sales for the nine months, ended June 30, 2001, as compared to 90% of sales for the three months, and 87% of sales for the nine months, ended June 30, 2000.

     Bident International, L.L.C. ("Bident"), accounted for 15% of our sales in the three months, and 22% of sales in the nine months, ended June 30, 2001. For the three months ended June 30, 2001, sales to Bident, the distributor of our products in the dental market, amounted to $238,360, which represented an increase of approximately 288% from sales for the three months ended June 30, 2000. Sales to Bident for the third quarter of fiscal 2001 accounted for 15% of our sales while sales to Bident for the nine months ended June 30, 2001 were 22% of our sales. The differing percentage of sales to Bident reflect normal quarterly fluctuations in sales, which we will experience from time to time.

      The following table sets forth the percentage of our sales generated by the principal types of products we sell.

                                Three Months Ended        Nine Months Ended
                                6/30/01    6/30/00        6/30/01   6/30/00

Bipolar electrosurgical systems   63%        55%            55%       57%
and irrigation system

Disposable cord/tubing sets       27%        27%            29%       29%
and bipolar cords

Disposable instrumentation         3%        16%            10%       13%
                                      [5]

      Sales of disposable instruments were lower in the third quarter due to quarterly fluctuations in product mix, which we will experience from time to time.

     Cost of Sales

     Cost of sales for the three months ended June 30, 2001 was $750,679, which was 17% greater than the cost of sales for the three months ended June 30, 2000. Gross profit was $803,963, or 52% of sales, for the three months ended June 30, 2001, as compared to gross profit of $617,663, or 49% of sales, for the three months ended June 30, 2000. Changes in cost of sales and gross profit margins were principally due to changes in product mix.

      Cost of sales for the nine months ended June 30, 2001 was $1,903,629, which was 16% greater than the cost of sales for the nine months ended June 30, 2000. Gross profit was $1,967,923, or 51% of sales, for the nine months ended June 30, 2001, as compared to gross profit of $1,441,081, or 47% of sales, for the nine months ended June 30, 2000. Changes in cost of sales and gross profit margin were principally due to changes in product mix.

     Operating Expenses

     Selling, general and administrative expenses increased by 10% to $464,846 for the three months, and increased by less than 1% to $1,243,131 for the nine months, ended June 30, 2001. Selling, general and administrative expenses are anticipated to increase in the fourth quarter of fiscal 2001 to support increased sales levels.

     Research and development expenses decreased by 17% to $83,733 for the three months, and increased by 2% to $277,474 for the nine months, ended June 30, 2001. We will continue our commitment to research and development in future quarters.

     Operating Income/Income Tax Provision

     We had income from operations of $235,236 for the three months ended June 30, 2001 as compared to $72,853 for the three months ended June 30, 2000. Interest and other income amounted to $6,431 for the three months ended June 30, 2001, as compared to $7,925 for the three months ended June 30, 2000. The provision for income taxes was $86,137 for the three months ended June 30, 2001 as compared to $32,805 for the three months ended June 30, 2000.

      We had income from operations of $383,820 for the nine months ended June 30, 2001 as compared to a loss from operations of $135,770 for the nine months ended June 30, 2000. Interest and other income amounted to $30,651 for the nine months ended June 30, 2001 as compared to $26,437 for the nine months ended June 30, 2000. The provision for income taxes was $157,537 for the nine months ended June 30, 2001 as compared to a tax benefit of $28,475 for the nine months ended June 30, 2000.

                                      [6]

     Net Income

      As a result of the foregoing, we had net income of $155,530 for the three months, which was 224% greater than net income of $47,973 for the three months ended June 30, 2000. Net income for the nine months ended June 30, 2001 was $256,934 as compared to a net loss of $80,858 for the nine months ended June 30, 2000. Income per basic and diluted common share was $.02 for the three months, and $.03 for the nine months, ended June 30, 2001 as compared to income per basic and diluted common share of $.01 for the three months ended June 30, 2000 and a loss per basic and diluted common share of $.01 per share for the nine months ended June 30, 2000.

Liquidity and Capital Resources

     The primary measures of our liquidity are cash balances (including short-term investments), accounts receivable and inventory balances, as well as our borrowing ability. During the nine months ended June 30, 2001, our working capital increased by $206,102 to $3,117,615.

     We provided $30,053 in operating activities for the first ninemonths of fiscal 2001. During this nine month period, our accountreceivables increased by $243,279 primarily due to an increase in sales, and our inventory increased by $273,665 primarily due to purchases needed for anticipated sales in future quarters. In addition, we increased our accounts payable and accrued expenses by $155,020.

     During the nine months ended June 30, 2001, we used $110,706 for the repurchase of 84,050 shares of our common stock pursuant to a stock repurchase program which was continued in April 2000. All 84,050 shares have been retired or are in the process of being retired. As of June 30, 2001, we purchased a total of 166,697 shares of common stock pursuant to the repurchase program. We did not repurchase any stock in the third quarter of fiscal 2001. Under the repurchase program, we are authorizedto purchase up to 200,000 shares of our common stock.

     Cash decreased by $95,878 in the first nine months of fiscal 2001, resulting in a balance of $869,362 in our cash and cash equivalents at June 30, 2001.

     For the nine months ended June 30, 2000, we used $582,715 from operating activities and used $120,731 for the repurchase of shares of our common stock. During that period cash decreased by $708,409.

     We have no long-term debt. We believe that we have available all funds needed for operations, research and development and capital expenditures as they may arise in the future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms.

Forward Looking Statements

     The information provided in this report may contain forward looking statements or statements which arguably imply or suggest certain things about our future. Statements which express that we believe, anticipate, expect, or plan to as well as other statements which are not historical fact, are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include, but are not

                                      [7]
limited to statements about: (1) anticipated sales and expense levels in the future; (2) market acceptance of our products; (3) any competitive advantage we may have as a result of our installed base of electrosurgical generators in the field of neurosurgery; (4) our belief that our products exceed industry standards or favorably compete with other companies= new technological advancements; (5) the success of certain recently introduced products and disposable instrumentation and products and disposable instrumentation scheduled to be released in the near future for use in neurosurgery, other surgical disciplines, and the dental market; and (6) our ability to attract distributors for our products outside of neurosurgery. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. Investors are advised to review the Additional Cautionary Statements section below for more information about risks that could affect our financial results.

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

We Depend on Attracting New Distributors for Our Products

     In order to successfully commercialize our products in the fields of general and laparoscopic surgery, arthroscopy, gynecology, urology, plastic surgery, pain management, thoracic surgery, ENT and maxillofacial surgery, we will need to enter into distribution arrangements with companies who can distribute our products in those fields successfully. The commercial success of our products outside the field of neurosurgery is thus uncertain.

                                      [8]

Our Products are Extensively Regulated Which Could Delay Product Introduction or Halt Sales

     The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. Although we have not experienced any substantial regulatory delays to date, there is no assurance that delays will not occur in the future, which could have a significant adverse effect on our ability to introduce new products on a timely basis. Regulatory agencies periodically inspect our manufacturing facilities to ascertain compliance with Agood manufacturing practices@ and can subject approved products to additional testing and surveillance programs. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal penalties. While we believe that we are currently in compliance, if we fail to comply with regulatory requirements, it could have an adverse effect on our results of operations and financial condition.

We Face Uncertainties within the Health Care Markets

     Political, economic and regulatory influences are subjecting the health care industry in the United States to rapid, continuing and fundamental change. Although Congress has not passed comprehensive health care reform legislation to date, it is believed that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Responding to increased costs and to pressure from the government and from insurance companies to reduce patient charges, health care providers have demanded, and in many cases received, reduced prices on medical devices andinstrumentation. These customers are expected to continue to demand lower prices in the future. We cannot predict what impact the adoption of any federal or state health care reform measures, private sector reform or market forces may have on our business. However, pricing pressure is expected to continue to adversely affect profit margins.

We May have Product Liability Claims

     Our products involve a risk of product liability claims. Although we maintain product liability insurance at coverage levels which we believe are adequate, there is no assurance that, if we were to incur substantial liability for product liability claims, insurance would provide adequate coverage against such liability.

Our Operating Results May Fluctuate

     We have experienced operating losses since our inception, and only as of June 30, 2001 has our retained earnings reached $46,737. Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

     *    the introduction of new product lines;
     *    the level of market acceptance of our products;
     *    achievement of research and development milestones;
     *    timing of the receipt of orders and product shipments;
     *    timing of expenditures; and
     *    receipt of necessary regulation approvals.

                                      [9]

PART II.  OTHER INFORMATION

Item 5.  OTHER EVENTS

     On June 13, 2001, Louis Uchitel was appointed as a member of our Board of Directors as well as a member of the Compensation Committee and the Audit Committee.

     One June 30, 2001, Bernard H. Shuman retired and resigned as a member of our Board of Directors.

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




                                   VALLEY FORGE SCIENTIFIC CORP.


Date:       August  7,  2001       By:  /s/ Jerry L. Malis
                                   Jerry L. Malis, President
                                   (principal financial officer)