Form 10-K
period 2001-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 2001-12-31
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2001.
                                       OR
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing bid and ask prices as reported by the Nasdaq system on December 14, 2001 was $15,012,000.

At December 14, 2001 there were 8,067,812 shares of the Registrant's Common Stock outstanding.

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

                         VALLEY FORGE SCIENTIFIC CORP.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                               TABLE OF CONTENTS

                                     PART I

                                                                    PAGE

Item 1. Business                                                       1

Item 2.  Properties                                                   16

Item 3.  Legal Proceedings                                            16

Item 4.  Submission of Matters to a Vote of Security Holders          16

                                    PART II

Item 5. Market for Registrant's Common Stock and Related
         Stockholder Matters                                          16

Item 6.  Selected Financial Data                                      17

Item 7.  Management Discussion and Analysis of Financial
          Condition and Results of Operation                          17

Item 7A.  Quantitative and Qualitative Disclosure About Market Risks  24

Item 8.  Financial Statements and Supplementary Data                  25

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                         25

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant          25

Item 11.  Executive Compensation                                      25

Item 12.  Security Ownership of Certain Beneficial
           Owners and Management                                      25

Item 13.  Certain Relationships and Related Transactions              25

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K                                    26

 Bident(R) is our registered trademark and DualWave(TM) is our trade name. MALIS(R) is the trademark of Dr. Leonard I. Malis. All other trademarks or trade names referred to in this Report are the property of their respective owners.

                                      (i)

                         VALLEY FORGE SCIENTIFIC CORP.
                                     PART I

Item 1.  BUSINESS

    This report on Form 10-K contains certain forward looking statements regarding future events with respect to Valley Forge Scientific Corp. ("Valley Forge Scientific", "we", "us" and "our" refer to Valley Forge Scientific Corp., a Pennsylvania corporation, unless the context otherwise requires). Actual events or results could differ materially due to a number of factors, including, those described herein and in the documents incorporated herein by reference and those factors described under the headings "Forward Looking Statements."

Nature of Our Business

     Valley Forge Scientific, which was incorporated on March 27, 1980, designs, develops, manufactures and sells medical devices. Our core business is in our bipolar electrosurgical generators and related instrumentation, based on our patented DualWave(TM) technology. Our DualWave(TM) technology involves the use of two waveforms, one to perform bipolar cutting of tissue and the other to perform bipolar coagulation, or sealing, of blood vessels. We believe we offer the only electrosurgical system on the market with both bipolar cutting and bipolar coagulation in a single device. Our bipolar systems are designed to replace other surgical tools, such as monopolar systems, lasers and conventional scalpels used in soft tissue surgery.

     All electrosurgical units utilize handheld instruments to deliver the current from the generator to the patient's tissue. Traditional monopolar instruments have a single, monopolar, electrode tip that advances a spark between the electrode tip and the tissue. The electrical current generated is attracted to a grounding pad attached to the patient's thigh or buttock and electrical current and heat are diffused to tissues between the surgical site and the site of the grounding pad. This can result in heat damage, charring and unpredictable/prolonged healing in the surgical area, as well as collateral damage to tissues along the electrical pathway to the grounding pad. The monopolar method of cutting and coagulation is also rendered obsolete in delicate areas of the human body, specifically the brain and spine, due to the inability to control current and heat spread.

     Bipolar electrosurgery is descriptive of the means of current delivery to the patient. Bipolar electrosurgery employs a unique delivery system to overcome the safety hazards associated with the grounding pad in monopolar electrosurgery. In bipolar electrosurgery a handheld instrument with two tips is used to deliver the current to soft tissue and blood vessels. The two electrode tips are closely juxtaposed, so that current flows only between the two electrodes, affecting only the tissue or blood vessel between the two electrodes. Current is confined to the immediate surgical site so that no grounding pad is required and peripheral tissue damage is virtually eliminated.

     Our bipolar electrosurgery system, provides the surgeon one waveform to safely and precisely cut, core and divide tissue and another waveform to provide a gentle and precise coagulation. Our cutting waveform uses molecular resonance to cut, instead of heat through an advancing spark, which is used in monopolar systems. With the virtual elimination of heat and

                                      [1]
current spread, our technology can be used anywhere in the human body safely, specifically the brain and spine. Our unique coagulation waveform uses a totally aperiodic and non-rhythmic waveform, eliminating the molecular resonance and the possibility of inadvertently cutting tissue when the surgeon intends to coagulate. These precise and differentiated waveforms allow surgeons to work in direct contact with nerves, blood vessels, bone and metal implants without the inherent dangers associated with other methods of electrosurgery.

     Our bipolar systems consist of a solid state microprocessor controlled generator, utilizing our patented DualWave(TM) bipolar circuitry technology, an array of disposable hand-held instruments to perform a variety of surgical procedures, single-use disposable cords which attach the hand-held bipolar instrument to the generator and other modules and accessories.

     We do not market or sell our products directly to the end users. Instead, we contract with national and international leading medical products sales organizations to market and sell our products to the end-users. In neurosurgery, our neurosurgery bipolar systems are marketed worldwide by Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc. In dentistry, our Bident(R) bipolar dental system is marketed by Bident International, L.L.C.
Our neurosurgery bipolar systems are used by neurosurgeons worldwide. Our strategy is to expand our product offerings in neurosurgery, broaden the market for our bipolar systems and bipolar instrumentation in the dental market and other surgical markets including, general surgery, tumor ablation outside of the central nervous system, laparoscopic surgery, gynecology, urology, dermatology, maxillofacial surgery, ear, nose and throat (ENT), minimally invasive surgery including movement disorders and chronic pain control.

     Our neurosurgery bipolar systems, which were first introduced into the market by Codman & Shurtleff in 1983, account for a significant amount of our sales. We began selling complementary disposable hand-held instrumentation for use with our neurosurgery bipolar system in 1999. Based on our established base of neurosurgery bipolar systems, we expect the sales of our disposable hand-held instruments to increase as surgeons utilize them to accomplish key objectives more precisely and effectively than traditional hand-held instruments. Our Bident(R) bipolar dental system was introduced into the dental market by Bident International, L.L.C. in 1999, and we are pleased with the progress of our sales in this field in this short period of time.

     We have 510(k) clearance to market our bipolar electrosurgical generators and disposable instrumentation, based on our patented DualWave(TM) technology, from the United States Food and Drug Administration, the FDA. Our Bident(R) bipolar dental system has also been granted 510(k) clearance by the FDA. Our neurosurgery bipolar system is CE marked, which is a requirement to sell the product in most of Western Europe.

     To complement the sales of our bipolar systems, we also manufacture for sale surgical magnifying loupes, a microsurgical stool, titanium surgical mesh for repair of the skull and a natural dental preparation for use in healing and lessening post surgical discomfort. As markets for our bipolar systems expand, we may manufacture and sell other complementary products.

                                      [2]

Our Business Strategy

    Our objective is to expand upon the success of our patented DualWave(TM) technology in neurosurgery and to broaden the market for our bipolar systems and bipolar instrumentation in the dental market and other surgical markets. Our strategies to achieve this goal are as follows:

     Expansion of Product Base. We plan to continue to aggressively proceed in the development of additional products based on our DualWave(TM) technology and develop new technologies to satisfy the needs of the medical community. By working with leading practitioners in their fields, we look to refine existing features and develop new features, enhancements and new instrumentation to provide surgeons with more functionality.

     Expansion of Use of Bipolar Systems Based on Our Patented Bipolar Technology. Building upon our patented DualWave(TM) technology and its use in neurosurgery and the dental market, we want to expand into other surgical markets including, general surgery, tumor ablation outside of the central nervous system, laparoscopic surgery, gynecology, urology, dermatology, maxillofacial surgery, ENT, minimally invasive surgery including movement disorders and chronic pain control.

     Use Our Generators to Drive Disposable Instrumentation Sales. The sales of our disposable hand-held instruments and disposable tubing sets are influenced by two factors: the increased installed base of our bipolar generators and the increased product offerings of disposables. We are moving forward in both directions. As more disposable hand-held instruments are offered in neurosurgery and the dental market, and as our bipolar generators are sold in other fields, we expect sales of complementary disposable hand-held instruments and cord and tubing sets to increase.

     Continue to Establish Strategic Partnerships to Commercialize Our Product Offerings. We utilize third parties to market our products to end-users. We award distribution contracts to third party companies that have established themselves as leaders in applicable field(s) to market our products to end-users. In neurosurgery, we have chosen to contract with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, to market our products. In the dental market, we have chosen to contract with Bident International, L.L.C. to market our products. As we open new markets, we plan to select national/international leading medical sales organizations specializing in the applicable field(s) to launch our new products in the marketplace.

     In neurosurgery, there are numerous published clinical reports and follow-up studies on the use of our system, which support the marketing efforts of our neurosurgery bipolar systems. In dentistry, leading practitioners have written numerous articles and clinical reports supporting the use of our system. We intend to utilize the reports and studies currently published for marketing in other fields, however, we will need continued recommendations and endorsements by influential surgeons in various surgical disciplines for market acceptance of our bipolar systems in fields other than neurosurgery.

                                      [3]

Electrosurgery

     Surgical procedures are performed using a variety of methods and instruments, including electrosurgical generators. Electrosurgical generators perform two specific functions, tissue cutting and coagulation (sealing) of blood vessels.

     The application of hot cautery to seal blood vessels has been in existence for more than 5,000 years. Early cauterization techniques employed iron
instruments heated in an open flame, then introduced into the wound.   The
electrosurgical generator was first introduced in 1924, by noted neurosurgeon, Dr. Harvey Cushing, who partnered with a Harvard University physicist, Dr. William Bovie to design a spark gap electrosurgical generator. The generator worked by advancing a spark to tissue, to generate heat, providing cauterization.

    Today's electrosurgical generators have become more sophisticated, utilizing radiofrequency, or RF, waves to cut and coagulate tissue. Modern electrosurgical generators are distinguished as either "monopolar" or "bipolar". The classification refers to the method by which electricity is delivered to the patient and returned to the generator. Fundamental electrical principles apply. Electricity must complete a circle. It must have a beginning point, a return path, and an ending point.

Monopolar Electrosurgical Systems

     In monopolar electrosurgery, a single RF sine wave is created in the generator to provide cutting and coagulation. Connected to the generator is an insulated, hand held instrument with only one tip. This is the "active electrode". The return path of this applied electricity is through the patient's body, to a grounding pad attached to the patient's body, usually the thigh or buttocks, which returns the electricity to the generator, completing the circuit. Traditional monopolar electrosurgical cutting uses high temperature heat to burn away targeted tissue. This typically results in thermal (heat) damage, charring and unpredictable/prolonged healing in the surgical area. Monopolar cutting does not work well in a wet field due to short circuiting, which exacerbates tissue damage due to heat and dryness.

     There are three significant safety hazards recognized with the monopolar system:

         * There is considerable heat buildup at the surgical site;
         * The electricity must travel through the patient's body to reach the grounding pad, damaging healthy blood vessels and tissue along its path; and

         * The patient can be burned by the electricity leaving the body at the site of the grounding pad.

     Monopolar units do not provide a separate waveform or delivery system for coagulation. The surgeon changes the angle of the instrument touching tissue, using the heat buildup of the instrument itself to coagulate tissue.

                                      [4]

Bipolar Electrosurgical Systems:

    Bipolar electrosurgery is descriptive of the means of current delivery to the patient. In bipolar systems, the RF sine wave is generated, and delivered to the surgical site via a handheld instrument, with two tips instead of one. The two tips provide the "active" and "return" electrodes. The electricity generated is applied only to the tissue between the two tips of the instrument. The electricity is returned to the generator through the instrument, removing the patient from the electrical circuit and eliminating not only the need for a grounding pad, but the inherent safety hazards associated with monopolar electrosurgery.

    The typical electrosurgical units on the market, which offers bipolar coagulation features, relies upon monopolar electrosurgery to provide the cutting function. The monopolar cutting is accomplished with monopolar instrumentation, requiring a grounding pad just as it is accomplished in monopolar systems. Coagulation is typically accomplished by inserting pauses into their cutting waveform.

     Along with inherent dangers of monopolar cutting, we believe that the use of only one waveform to perform both functions of cutting and coagulation is not as safe as using two waveforms to perform the two separate and distinct functions of cutting and coagulation. By using one waveform, there is always the potential to cut when the surgeon is trying to coagulate, and thus perforate blood vessels inadvertently.

Valley Forge Scientific Technology

     The foundation of our bipolar electrosurgical systems lies in our patented DualWave(TM) technology. DualWave(TM) technology is the delivery of two separate waveforms to perform the two separate and distinct functions of cutting and coagulation.

     We believe that Valley Forge Scientific manufactures the only electrosurgical units that offer both bipolar cutting and bipolar coagulation. We are able to achieve both of these functions through our patented DualWave(TM) technology. We do not believe that it is either safe or effective to use the same waveform for coagulation that is used for cutting. With the virtual elimination of heat and current spread, our technology can be used in direct contact with nerves, bones, blood vessels and metal implants, and can be used anywhere in the human body safely, specifically the brain and spine.

    Our bipolar systems consist of a solid state microprocessor controlled generator, utilizing our patented DualWave(TM) technology, an array of disposable hand-held bipolar instruments, which perform a variety of surgical and dental procedures, and single-use disposable cords, which attach the hand-held bipolar instrument to the generator. We also develop, manufacture and sell modules and other accessories to handle specific functions required by a particular surgical discipline. For example, in neurosurgery we sell an irrigation module, which allows the neurosurgeon to pump a saline solution into the surgical field while cutting tissue or coagulating blood vessels, and a specially designed single-use plastic tube set, which connects the electrical current from the generator and fluid from the irrigation module to the hand-held instrument.

    Our cutting waveform uses molecular resonance to cut, rather than heat through an advancing spark. Our generator contains a rigidly stabilized voltage control to provide an extremely gentle cut, using about one fifth the power of other generators. The cutting current,

                                      [5]
which is delivered only to the tissue between the two tips of the instrument, offers safety advantages by the absence of current spread and markedly reduced heating of adjacent tissues. This makes our product safe to use in all areas of the human body, specifically in the most sensitive areas, the brain and the spine.

    Our coagulation waveform is unique in that it is totally aperiodic and nonrhythmic. The timing of electrical bursts within the waveform are randomly spaced, and the waveform itself is random in timing so that it is truly aperioidic. Regardless of how high the voltage setting of the unit, or how long the surgeon applies the current, the coagulation waveform simply will not
cut.   Our stiffly regulated constant voltage supply allows for precise, gentle and progressive coagulation in either totally dry or fully irrigate fields, including fields totally submerged in saline. These effects are produced in our generators through the lowest possible output impedance.

    Our bipolar electrosurgical generators deliver both cutting and coagulation through bipolar handheld instruments, providing both the active electrode and the return path through the handheld instrument back to the generator. The performance of our bipolar disposable handheld instruments is also enhanced by an irrigated field, further minimizing the risk of heat buildup and correlating tissue damage. Our bipolar systems are designed to replace other surgical tools, such as monopolar electrosurgical systems, lasers and conventional instruments, such as scalpels, used in soft tissue surgery.

    We believe that our bipolar systems, using our patented DualWave(TM) technology, can be used in all procedures involving cutting tissue or coagulating blood vessels throughout the human body.

    Our neurosurgery bipolar systems, which were first introduced into the market by Codman & Shurtleff in 1983, account for a significant amount of our sales. In 1999, our first disposable hand-held cutting and coagulation instruments were introduced in the neurosurgery market by Codman & Shurtleff. To date, a total of seven neurosurgical disposable hand-held instruments utilizing our DualWave(TM) technology have been introduced into the market. Based on our established base of neurosurgery bipolar systems, we expect that sales of our disposable hand-held instruments to increase as surgeons utilize them to accomplish key objectives more precisely and effectively than traditional handheld instrumentation. Our Bident(R) bipolar dental system was introduced into the dental market by Bident International, L.L.C. in 1999, and we are pleased with the progress of our sales in this field in this short period of time.

The Neurosurgery Market

    There are more than 3,600 Board Certified Neurological Surgeons, neurosurgeons, in the United States, and more than 5,800 worldwide. Neurological surgery is a medical specialty dealing with disorders of the brain, skull, spinal cord, cranial and spinal nerves, the autonomic nervous system and the pituitary gland. It is believed that approximately 500,000 brain and spine surgery procedures are performed each year in the United States.

    A prominent use of bipolar electrosurgical instrumentation in neurosurgey is tumor removal. There are over 100 different types of brain tumors. More than 180,000 Americans are diagnosed with brain tumors each year. The most common brain tumors in adults are:

                                      [6]
glioblastoma, meningioma, and oligodendroglioma. Approximately 2,200 children are diagnosed with a brain tumor each year, with the most common being medulloblastoma and astrocytoma. The first line of treatment for these tumors is typically surgical removal of the tumor.

    For each bipolar neurosurgical procedure, the neurosurgeon needs a hand-held instrument that will cut, divide, core or remove tissue and tumors and coagulate blood vessels. The neurosurgeon also needs to connect that instrument with a cord/tubing set to the bipolar generator and irrigation unit, which provides fluids to the surgical site. This area of practice demands that the cord/tubing sets be single-use and the growing preference is that the hand-held instruments be disposable in order to minimize costs and to avoid the limitations of the sterilization process.

    In neurosurgery, a bipolar electrosurgical system is the modality of choice, largely due to the efforts of Dr. Leonard I. Malis, one of our directors. Dr. Malis, who is Professor and Chairman Emeritus of the Mount Sinai School of Medicine Department of Neurosurgery, designed and developed the first commercial bipolar coagulator in 1955, and pioneered the use of bipolar electrosurgery for use in the brain. Dr. Malis is a frequent author and lecturer on neurosurgery and bipolar electrosurgery.

Our Neurosurgery Bipolar System.

    Our neurosurgery bipolar systems, which were developed in conjunction with Dr. Malis, are used to cut, core and divide tissue and tumors and coagulate blood vessels in the brain and spine. Our neurosurgery bipolar systems, which are marketed and sold by Codman & Shurtleff to end users under the MALIS(R) tradename, are used by neurosurgeons worldwide.

    Our neurosurgery bipolar system is a surgical device intended to perform two separate functions: bipolar cutting of tissue and bipolar coagulation of blood vessels. Our system is comprised of the bipolar electrosurgical generator, an irrigation module, foot pedal, connecting cables, and an array of disposable bipolar hand-held instrumentation in varying sizes and shapes connected to the generator via a single-use disposable bipolar cord and tubing set.

    Our bipolar generator delivers our patented DualWave(TM) bipolar cutting and bipolar coagulation through radio frequency waveforms. Our irrigation modules deliver fluids, such as saline, to the surgical field through a hand-held instrument. Surgeons can use our disposable bipolar hand-held instruments to cut tissue and to seal blood vessels in an irrigated surgical field. The surgeon can control the mode of operation with the foot pedal and power setting with keys on the front panel of the controller.

    Our disposable bipolar hand-held instruments are approved for sale in
various tip sizes and shapes.   We currently sell seven different models of
disposable hand-held instruments for neurosurgery, which provide the surgeon control and precision for different procedures during surgery. We believe that the typical use per surgical procedure is one to two disposable instruments and one disposable cord/tubing set.

    Our current neurosurgery products, which are marketed and sold by Codman & Shurtleff,

                                      [7]
consist of the following:

          Generators/Irrigators

          - MALIS(R) CMC-III Bipolar Generator (High power cutting/coagulation)

          - MALIS(R) Bipolar Synergy Generator (Low power coagulation)

          - MALIS(R)  Irrigation Module

          Disposable Instrumentation and Cord sets

          - MALIS(R) Bipolar Cutting Loops - 3x5mm

          - MALIS(R) Bipolar Cutting Loops - 5x5mm

           - MALIS(R) Bipolar Cutting Loops - 5x10mm

           - MALIS(R) Bipolar Cutting Loops - 10x10mm

           - MALIS(R) Bipolar Cutting Pen

           - MALIS(R) Bipolar Coagulation Ball - 3mm

           - MALIS(R) Bipolar Coagulation Ball - 5mm

           - MALIS(R) Bipolar Cord/Irrigation Tubing Set

           - MALIS(R) Bipolar Cord

The Dental Market

    There are an estimated 150,000 professionally active dentists in the United States. As primary oral health care providers; approximately 80% of dentists
are generalists, and approximately 20% are specialists.    More than 90% of
active dentists are in private practice. There are approximately 55 dental schools in the U.S. and Canada, and in 1999, there were over 17,000 students
enrolled in U.S. dental schools.   We believe that dental services accounted
for in excess of $55 billion dollars of the national healthcare expenditures and that approximately 50% of these expenditures are paid by private health insurance.

    There are currently more than 20 different bipolar electrosurgical procedures with the American Dental Association, ADA, codes eligible for insurance reimbursement. Examples of commonly performed procedures include:

          * Gingivectomey / Gingivoplasty (surgical treatment of gingivitis),

          * Connective tissue graft,

          * Surgical removal of residual tooth roots,

          * Crown and bridge preparation,

          * Biopsy of oral tissue,

          * Excision of cysts or tumors, benign and malignant, and

          * Surgical removal of impacted or erupted tooth.

Our Bident(R) Bipolar Dental System

    Our Bident(R) bipolar dental system uses the same DualWave(TM) technology used in our neurosurgery bipolar systems to allow dentists to work in direct contact with metal implants, nerves, bone and blood vessels, essentially eliminating collateral tissue damage from current spread and heat buildup. Our Bident(R) bipolar dental system is marketed and sold to end users by Bident International, L.L.C.

                                      [8]

    Dentists, similar to neurosurgeons, are particularly affected by the limitations of monopolar electrosurgical systems to work safely around metal implants, bone, nerves and blood vessels due to the nature of delicate structures they work within. We believe, the elimination of the grounding pad through bipolar delivery of our current to cut and coagulate in our Bident(R) bipolar dental system is also an important factor to dentists concerned with both safety, and patient perception/fear of the equipment used in the general dentistry setting.

    Our Bident(R) bipolar dental system is a surgical device, which performs two separate functions: bipolar tissue cutting and bipolar coagulation of blood vessels. The size, features and overall power output of the generator itself is different than our neurosurgery bipolar system, to meet the need for a cost effective, office style generator for the dentist. The system is comprised of the electrosurgical generator, foot pedal, connecting cables and an array of disposable bipolar hand-held instruments which are attached to the generator via a single use bipolar cord.

    Dentists can use our disposable bipolar hand-held instruments to cut tissue and to seal blood vessels in an irrigated surgical field. The dentist can control the mode of operation with the foot pedal and power setting with keys on the front panel of the generator.

    Our disposable bipolar hand-held instruments are available in various tip sizes, shapes and angles to perform the varying procedures performed by the
dentist.   We currently sell sixteen different models of disposable bipolar hand-held instruments for dental procedures. We believe that the typical use for each dental surgical procedure is one to two disposable instruments and one disposable cord set.

    Our current bipolar dental products, which are marketed and sold by Bident International, L.L.C., consist of the following:

         Generator

         - Bident Bipolar Surgical System

         Bipolar Instrument and Cord Sets

         - Bipolar Flap Access Pen

         - Bipolar Gingivoplasty Pen

         - Bipolar Gingivectomy Pen

         - Bipolar Gingival Troughing Pen 5 mm (.012")

         - Bipolar Gingivectomy Pen (.020")

         - Bipolar Coagulating Ball 3mm

         - Bipolar Coagulating Ball 3mm (30(o))

         - Bipolar Gingivoplasty Loop 1.5x9mm

         - Bipolar Gingivoplasty Loop 1.5x9mm (30(o))

         - Bipolar Gingivoplasty Loop 3x5mm

         - Bipolar Gingivoplasty Loop 3x5mm (30(o))

         - Bipolar Gingivoplasty Loop 3x8mm

         - Bipolar Gingivoplasty Loop 3x8mm (30(o))

         - Bipolar Gingivoplasty Loop 5x5mm

         - Bipolar Gingivoplasty Loop 5x5mm (30(o))

         - Bipolar Cord Set

                                      [9]

Other Surgical Markets

    Our strategy is to expand the market for our bipolar systems and disposable bipolar instruments and cord sets in other surgical markets including general surgery, tumor ablation outside of the central nervous system, laproscopic surgery, gynecology, urology, dermatology, maxillofacial, surgery, ENT, minimally invasive surgery including movement disorders and chronic pain control.

    The Board of American Medical Specialties certifies surgeons in various surgical disciplines. As of September 2000, the number of practicing Diplomates by specialty include: General Surgery 32,998; Thoracic Surgery 5,113; Urology 9,118; Plastic Surgery 5,054; Dermatology 8,612; Anesthesiology 29,696; Colon and Rectal Surgery 1,115; OB/GYN 32,447 and Orthopeadic Surgery 18,935. We believe that in excess of 40 million inpatient surgical procedures are performed, and in excess of 30 million outpatient surgical procedures are performed, in the United States on an annual basis in these surgical fields.
We have developed bipolar generators and certain instrumentation to address the needs of surgeons in certain of these fields. As we open new markets, we plan to select national/international leading medical sales organizations specializing in the applicable field(s) to launch our bipolar systems in the market place.

Manufacturing and Supplies

    The manufacturing of our bipolar generators and irrigation systems are conducted by our wholly-owned subsidiary, Diversified Electronics Company, Inc., in Philadelphia, Pennsylvania. Our products are manufactured from several components, most of which are supplied to us by third parties. Most of the components we use in the manufacture of our products are available from more than one supplier. For some components, however, there are relatively few alternate sources of supply and we rely upon single source suppliers or contract manufacturers. For example, we currently subcontract the manufacturing of our disposable instruments with a single contract manufacturer and we subcontract the manufacture of our disposable cord and tube sets with a single manufacturer. Our profit margins and our ability to develop and deliver such products on a timely basis may also be adversely affected by the lack of alternative sources of supply.

    Our manufacturing process is subject to the regulatory requirements of the Federal Good Manufacturing Practice Regulations as promulgated by the FDA, which mandate detailed quality assurance and record-keeping procedures and subjects us to unscheduled periodic regulatory inspections. We conduct quality assurance audits throughout the manufacturing process and believe that we are in compliance with all applicable government regulations.

Marketing and Sales

    We do not directly market or sell our products to end-users. Instead, we sell almost all of our products to or through national/international distributors, which include affiliates of major medical sales organizations.

                                      [10]

    Codman & Shurtleff. For almost twenty years, we have entered into distribution agreements with Codman & Shurtleff to sell and distribute our products in the field of neurosurgery. On December 11, 2000, we entered into a new distribution agreement with Codman & Shurtleff under which Codman & Shurtleff was granted the exclusive worldwide right to sell our bipolar neurosurgery system and certain other products in the fields of neurocranial and neurospinal surgery through December 31, 2003 on the condition that Codman makes minimum purchases of $4,000,000 per calendar year, as may be adjusted by mutual agreement of the parties. If Codman fails to satisfy the minimum purchase obligations, our remedy is to terminate the agreement or convert it to a nonexclusive agreement. We primarily perform product development, manufacturing and clinical and regulatory functions for our neurosurgery bipolar systems.

    For the 2001, 2000 and 1999 fiscal years, we had sales to Codman of approximately $4,169,000, $3,696,000 and $3,577,000, respectively. Orders are generally filled on a current basis in each calendar year. Approximately 79% of our sales revenue was derived from sales to Codman in fiscal 2001 and approximately 84% and 96% of our sales were derived from sales to Codman in fiscal 2000 and 1999, respectively.

    Bident International, L.L.C. In 1999, we entered into a supply and distribution agreement with Bident International, L.L.C., an affiliate of Garfield Refining Company, covering the sale of our Bident(R) bipolar dental system in the field of dentistry. We primarily perform product development, manufacturing and clinical and regulatory functions for our Bident(R) bipolar dental system.

    Boston Scientific Corporation. In 1993, we entered into a supply and distribution agreement with Boston Scientific Corporation covering the exclusive worldwide marketing rights of our bipolar coagulators for use in the fields of gastroenterology and endoscopy, through March 2002. We are in the process of terminating this agreement by mutual consent and plan to enter into an agreement with Boston Scientific Corporation to provide primarily product support for the installed base of Boston Scientific's "Symmetry Endo-Bipolar Generator" and the Mini-Symmetry(TM) generators.

    Our neurosurgery bipolar systems are sold in certain foreign markets by Codman & Shurtleff and our Bident(R) bipolar dental system is sold in certain foreign markets by Bident International, L.L.C. Prior to sales in certain foreign markets, we will need to comply with applicable foreign government regulations.

    Our business is not affected to any material extent by seasonal factors.

Competition

    We believe that principal competitive factors with our bipolar products are product features and quality, safety, ease of use, cost, acceptance by leading physicians, and improved patient outcomes. We believe that our patented DualWave(TM) technology, which delivers both bipolar cutting and bipolar coagulation with two separate waveforms, distinguishes our bipolar electrosurgical systems from electrosurgical systems sold by other entities, which do not offer both bipolar cutting and bipolar coagulation. We believe that our unique bipolar electrosurgical products offer enhanced capabilities and safety advantages as compared to other electrosurgical systems.

                                      [11]

    The medical device industry is intensely competitive in almost all segments and tends to be dominated in large more mature markets by a relatively small group of large and well financed companies. We also compete with smaller, entrepreneurial companies. There can be no assurance that these or other companies will not succeed in developing, or have not already developed, technologies or products that are more effective than ours or that would render our technology or products obsolete or uncompetitive.

Neurosurgery

    In neurosurgery, we believe that we are the principal manufacturer of bipolar electrosurgical systems. Our neurosurgery bipolar system competes against manufacturers of electrosurgical systems, including ValleyLab and Erbe. In addition, we compete with a variety of tissue removal systems designed for removing brain and cranial-based tumors, such as an ultrasonic tissue aspiration system also manufactured by ValleyLab.

Dental Market

    In the dental market, we believe that we are the only manufacturer of bipolar electrosurgical systems. Our Bident(R) bipolar dental system competes with monopolar electrosurgical systems manufactured by Ellman, and laser and other monopolar electrosurgical systems manufactured by other companies.

Other Surgical Markets

    In other surgical markets, our bipolar generator and disposable instruments will compete with large companies, such as ValleyLab, Ellman and Conmed, which manufacture and sell electrosurgical medical devices. Our systems will also compete with laser systems and other technologies manufactured by other companies.

Research and Development

    We are continually working on enhancements to our generator products and on new disposable instrumentation along with other products to meet the needs of surgeons in various surgical disciplines. We also are exploring new applications for our patented DualWave(TM) technology in other surgical markets.

    For the 2001, 2000 and 1999  fiscal years, we expended $352,773, $338,318 and $301,078, respectively, for research and development. We anticipate that we will continue to incur research and development costs in connection with development of products.

    Substantially all of our research and development is conducted internally. In the 2002 fiscal year, we anticipate that we will fund all our research and development with current assets and revenues from operations.

                                      [12]

Government Regulation

    The marketing and sale of our products in the United States is governed by the Federal Food, Drug and Cosmetic Act (the "Act") administered by the FDA, as well as varying degrees of regulation by a number of state and foreign governmental agencies. The Act requires certain clearances from the FDA before medical devices can be marketed.

    FDA regulations are wide ranging and govern, among other things:

         * product design and development;
         * product testing;
         * product labeling;
         * product storage;
         * premarket clearance or approval;
         * advertising and promotion; and
         * product sales and distribution.

    Noncompliance with applicable regulatory requirements can result in enforcement action, which may include:

         * warning letters;
         * fines, injunctions and civil penalties against us;
         * recall or seizure of our products;
         * operating restrictions, partial suspension or total shutdown of our production;
         * refusing our requests for premarket clearance or approval of new products;
         * withdrawing product approvals already granted; and
         * criminal prosecution.

    All medical devices introduced into the market since 1976, which include substantially all of our products, are required by the FDA as a condition of sale and marketing to secure either a 510(k) premarket notification clearance or an approved premarket approval application ("PMA"). A 510(k) premarket notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market prior to 1976 or that has received 510(k) premarketing notification clearance. The process of obtaining a 510(k) premarket notification clearance can typically take several months and commonly involves the submission of limited clinical data and supporting information while the PMA process typically will last more than a year and requires the submission of significant quantities of clinical data and manufacturing information.

    To comply with the FDA regulations, we may incur substantial costs relating to laboratory and clinical testing of new and existing products and the preparation and filing of documents in formats required by the FDA. In addition, we may also encounter delays in bringing new or existing devices to market as a result of being required by the FDA and foreign governmental authorities to conduct and document additional investigations of product safety and effectiveness.

                                      [13]

    For European distribution, we have received ISO 9001certification for our neurosurgery bipolar system and are allowed to use the CE mark on our neurosurgery bipolar system after assembling appropriate documentation.
Failure to maintain the CE Mark will preclude our distributor from selling our products in Europe. We cannot assure you that we will be successful in maintaining certification requirements.

    We have received 510(k) clearance to market our bipolar electrosurgical generator and disposable instrumentation. We have also received clearance to
market our Bident(R) bipolar dental system for dental procedures.    We cannot
assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on business, financial condition, results of operations and future growth prospects.

    Under FDA regulations, after a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing process may require a new 510(k) clearance. The FDA requires a manufacturer to make this determination in the first instance, but the FDA can review any such decision, and if it disagrees it can require a manufacturer to obtain a new 510(k) clearance or it can seek enforcement action against the manufacturer.

    We are also required to maintain compliance with the Quality System Regulation, or QSR. The QSR incorporates the requirements of Good Manufacturing Practice and relates to product design, testing, and manufacturing quality assurance, as well as the maintenance of records and documentation. The FDA enforces the QSR through inspections. We cannot assure you that we or our key components suppliers are or will continue to be in compliance, will not encounter any manufacturing difficulties, or that we or any of our subcontractors or key component suppliers will be able to maintain compliance with regulatory requirements. Failure to do so will have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

    We may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety and effectiveness claims. We believe that we are in material compliance with regulations promulgated by the FDA, and that such compliance has been and is anticipated to be without adverse effect on our business.

Patents and Trademarks

    Our ability to compete in an effective manner depends in part on developing and maintaining proprietary aspects of our bipolar technology. We own two principal United States patents, covering an aggregate of 109 claims, which are directed towards our DualWave(TM) bipolar technology used in our bipolar electrosurgical system. We also own two patents which are used in our disposable hand-held bipolar instruments.

                                      [14]

    We have applied for United States patents on additional disposable instrumentation and electronic circuitry. Our practice and experience is to apply for patents which are important to the development or sale of a product.

    Dr. Leonard I. Malis, one our principal shareholders and directors, has also entered into an agreement with us to license the MALIS(R) trademark to us, at no cost, to the extent the name has not been licensed to Codman & Shurtleff.

    We cannot assure you that the patents we have obtained, or any patents that we may obtain as a result of our patent applications, will provide any competitive advantages for our products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, we cannot assure you that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international markets.

    Other companies and entities have filed patent applications or have been issued patents relating to monopolar and/or bipolar electrosurgical methods and devices. We do not believe that our products currently infringe any valid and enforceable claims of the issued patents that we have reviewed. We cannot assure you that we will not have to defend ourselves in court against allegations of infringement of third-party patents.

    In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. We require our key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us, is to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. We cannot assure you that employees will not breach the agreements, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

Employees

    At September 30, 2001, we and our subsidiaries had 26 full-time employees, including executive officers. From time to time we retain part-time employees, engineering consultants, scientists and other consultants. All full-time employees participate in our health benefit plan. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

Forward Looking Statements

    The information provided in this report may contain forward looking statements or statements which arguably imply or suggest certain things about our future. These include, but are not limited to statements about: (1) any competitive advantage we may have as a result of our installed base of electrosurgical generators in the field of neurosurgery; (2) our belief that our

                                      [15]

products exceed industry standards or favorably compete with other companies' new technological advancements; (3) the success of certain recently introduced products and disposable instrumentation and products in the field of neurosurgery and the dental market; and (4) our ability to attract distributors for our products outside of neurosurgery and the dental market and the acceptance of our products in those markets. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. Investors are advised to review the Additional Cautionary Statements section, which follows the Management's Discussion and Analysis of Financial Condition and Results of Operations section (Item 7) of this Report, for more information about risks that could affect our financial results.

Item 2.  PROPERTIES.

    We currently lease approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,643 (with increases based on increases in the producer price index) in an office building in Oaks, Pennsylvania, approximately 12 miles northwest of Philadelphia, Pennsylvania. The current lease is for a term of five years ending June 30, 2005. Our manufacturing operations are conducted by our wholly owned subsidiary, Diversified Electronics Company, Inc., in a building owned by that subsidiary with approximately 15,000 square feet in Philadelphia, Pennsylvania. We have entered into a contract to sell this building, and in 2002 plan to lease a new facility to consolidate our two existing facilities in a single location.

Item 3.  LEGAL PROCEEDINGS.

    From time to time we are subject to litigation claims. As of September 30, 2001, there are no material pending legal proceedings to which we are a party or to which any of our property is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the securityholders during the fourth quarter of fiscal year 2001.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

    Our common stock, no par value, is quoted on the Boston Stock Exchange under the symbol VLF, and traded in the over-the-counter market, and is included in the Nasdaq - Small Cap Issues under the symbol VLFG. The table below sets forth the range of high and low closing bid quotations per share of Common Stock as reported on Nasdaq. Quotations represent prices between dealers and do not necessarily represent actual transactions. None of the prices shown reflect retail mark-ups, mark-downs, or commissions.

                                      [16]

COMMON STOCK                                            High-Bid      Low-Bid
 Fiscal 2001:
  First Quarter                                         $1.63         $0.87
  Second Quarter                                         3.25          1.34
  Third Quarter                                          3.25          1.06
  Fourth Quarter                                         3.20          2.75
Fiscal 2000:
  First Quarter                                         $4.94         $2.75
  Second Quarter                                         4.00          2.50
  Third Quarter                                          2.69          1.00
  Fourth Quarter                                         2.63          1.12

    At December 14, 2001, we had 103 shareholders of record.

    We have not paid any dividends to date, nor do we expect to do so in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below should be read in conjunction with the "Management's Discussions and Analysis of Financial Condition and
Results of Operations" and our financial statements and notes thereto appearing elsewhere in this Form 10-K.
Statement of Operations Data:     2001         2000        1999        1998        1997
                                  ----         ----        ----        ----        ----
Net Sales                         $5,263,485   $4,397,939  $3,721,528  $3,879,977  $3,977,965
Income (loss) from Operations        485,746     (110,817)   (197,810)    (63,521)     19,701
Net Income (loss)                 $  330,221   $  (54,312) $ (124,973) $  (34,374) $    6,533
                                     =======      =======     ========    =======     =======
Basic Earnings (loss) per share   $     0.04   $    (0.01) $    (0.02) $    (0.00) $     0.00
                                        ====         ====        ====        ====        ====
Diluted Earnings (loss) per share $     0.04   $    (0.01) $    (0.02) $    (0.00) $     0.00

Balance Sheet Data:
At September 30,                  2001         2000        1999        1998        1997
                                  ----         ----        ----        ----        ----
Current Assets                    $3,516,992   $3,093,698  $3,161,394  $3,216,510  $3,139,256
Total Assets                       4,171,214    3,852,079   4,034,443   4,204,211   4,254,070
Current Liabilities                  283,186      182,185     166,618     161,120     187,817
Long Term Liabilities                 19,280       20,661      16,885      18,445      11,093
Retained Earnings (deficit)          120,024     (210,197)   (155,885)    (30,912)      3,462
Stockholders' Equity               3,868,748    3,649,233   3,850,940   4,024,646       4,055,160

                                      [17]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Statements in this Management's Discussion and Analysis of Financial Conditions and Results of Operations which express that we 'believe," "anticipate," "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in "ADDITIONAL CAUTIONARY STATEMENTS section in this Item 7. We do not intend to update these forward looking statements.

Overview

    We design, develop, manufacture and sell medical devices. Our core business is in our bipolar electrosurgical generators and related instrumentation, based on our patented DualWave(TM) technology. Our bipolar systems allow a surgeon or dentist to cut tissue in a manner that minimizes collateral damage to surrounding healthy tissue and to coagulate blood vessels quickly, safely and efficiently. By essentially eliminating damage to surrounding healthy tissue, the surgeon can work safely in direct contact with nerves, blood vessels, bone and metal implants. Our bipolar systems are designed to replace other surgical tools, such as monopolar systems, lasers and conventional instruments, used in soft tissue surgery.

    Our patented DualWave(TM) technology is applicable to many surgical markets. Our bipolar systems are currently used to perform many types of neurosurgery, spine surgery and dental surgery. We have entered into a distribution agreement with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc., to market our neurosurgery bipolar systems. We have also entered into a distribution agreement with Bident International, L.L.C., a subsidiary of Garfield Refinery, Inc., to market our Bident(R) dental bipolar system.

    Historically, we have derived a significant portion of our sales from our neurosurgery bipolar system. In fiscal 2000 and 2001, we also received a contribution to our sales revenue from sales of our Bident(R) bipolar dental system. Our strategy includes expanding our patented DualWave(TM) technology in neurosurgery and to broaden the market for our bipolar systems and instrumentation in the dental market and other surgical markets. Our strategy also includes having our existing base of neurosurgery bipolar generators and our dental bipolar generators, as well as bipolar generators we sell in other fields drive our sale of disposable hand-held instruments and tubing sets.

Results of Operations

Revenues

    Sales of $5,263,485, for fiscal 2001 were 20% greater than sales of $4,397,939 for fiscal 2000 and 41% greater than sales of $3,721,528 for 1999. The increases year-over-year are due to increasing unit sales of current products and unit sales of newly introduced products in the dental market and in the field of neurosurgery. Codman & Shurtleff accounted for 79% of our sales in 2001 and 84% and 96% of our sales in 2000 and 1999, respectively.

                                      [18]

    We commenced selling our disposable hand-held instruments to Codman & Shurtleff for use in neurosurgery in 1999. We believe that as neurosurgeons become aware of the advantages of disposable instrumentation over traditional instrumentation and our introduction of more types of disposable hand-held instruments, our sales of disposable hand-held instruments in neurosurgery in absolute dollars and also as a percentage of total sales in neurosurgery will increase.

    On December 11, 2000, we entered into a new distribution agreement with Codman & Shurtleff under which Codman & Shurtleff was granted the exclusive worldwide right to sell our neurosurgery bipolar systems and certain other products in the field of neurocranial and neurospinal surgery through December 31, 2003 on the condition that Codman & Shurtleff makes minimum purchases of $4 million per calendar year, as may be adjusted by mutual agreement of the parties. If Codman fails to satisfy the minimum purchase obligations, our remedy is to terminate the agreement or convert it into a nonexclusive agreement.

    We also commenced selling our Bident(R) bipolar dental system in 1999. Since then, sales of the Bident(R) bipolar dental system, which includes a bipolar generator, disposable hand-held instruments and a single use cord set to connect the generator to the hand-held instrument, have risen to approximately $1,009,000, or 19% of our sales, in 2001, from approximately 8% of our sales in 2000 and less than 1% of our sales in 1999. Since there are many more dentists than there are neurosurgeons, we believe that sales of our Bident(R) bipolar dental system will become a much more significant part of our revenues in the future.

    Sales of disposable products accounted for approximately $1,999,000, or 38% of our sales, in 2001 as compared to approximately $1,763,000, or 40% of our sales, and approximately $1,712,000, or 46% of our sales, in 2000 and 1999, respectively. Approximately 57% of our 2001 sales related to sales of bipolar electrosurgical generators, irrigators and accessories as compared to approximately 59% and 54% of our sales in 2000 and 1999, respectively.

Cost of Product Sales

    Cost of sales for fiscal 2001 was $2,692,036, or 51% of sales, compared with $2,443,406, or 56% of sales, for 2000. During fiscal 1999, cost of sales was $2,064,586, or 55% of sales. The absolute dollar increase of $248,630 in cost of sales for fiscal 2001 over fiscal 2000 and the $378,820 increase for fiscal 2000 over fiscal 1999 were due to increased unit sales of disposable products and generators. Gross margin was 49% for 2001 as compared to 44% for 2000 and 45% for 1999.

    The increase in gross margin as a percentage of sales is attributable to changes in product mix, increased manufacturing efficiency and increased production volume. We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, and fluctuation in manufacturing production levels and overhead costs as new products are introduced. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

                                      [19]

Operating Expenses

    We continued our commitment to research and development in 2001 by increasing our research and development expense to $352,773, a 4% increase over research and development expenditures of $338,318 for 2000. Research and development expenses were $301,078 in 1999. Research and development expenses were 7% of sales in 2001 as compared to 8% of sales in 2000 and 1999. The increases in spending in 2001 and 2000 are attributable primarily to continued development of new products in neurosurgery and the dental market, and the continued development of new products for new markets.

    Selling, general and administrative expense increased to $1,652,289, or 31% of sales, in 2001, from $1,646,438, or 37% of sales, in 2000, and from $1,462,926, or 39% of sales, in 1999. Overall, the increase in selling, general and administrative expenses in absolute dollars was attributable to expenses to grow our business. In 2002, we plan to lease a new facility to consolidate our two present facilities in a single location in order to achieve efficiencies and to accommodate future growth. As a result, we anticipate that our office lease expenses will increase in the future. We also anticipate that other general and administrative expenses will decrease as a percentage of sales, but will increase in dollar amounts as we incur additional business development activities.

Interest and Other Income, net

    Interest and other income, net, increased slightly for 2001 to $39,428 from $38,243 for 2000 and from $35,348 for 1999. At the end of 2001, we had $1,500,622 in cash and cash equivalents as compared to $965,240 at the end of 2000 and $1,158,462 at the end of 1999. We anticipate that interest and other income, net, will increase due to the increased cash balances.

Income Tax Benefit/(Provision)

    The provision for income taxes was $194,953 for 2001 as compared to an income tax benefit of $18,262 and $37,489 for 2000 and 1999, respectively. Our effective tax rate in 2001 was approximately 37%.

Net Income (Loss)

    Net income before the cumulative effect of the adoption of SAB 101 increased to $330,221 for 2001, as compared to a net loss of $54,312 for fiscal 2000, and a net loss of $124,973 for 1999. Basic and diluted income per share was $.04 for 2001 as compared to a loss per basic and diluted share of $.01 and $.02 for 2000 and 1999, respectively. Net income for the current fiscal year reflects an increase in sales and gross margin. Although we have been profitable on a quarterly basis since the third quarter of fiscal 2000, due to our operating history and numerous other factors, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

    At the end of 2001, we had $3,233,806 in working capital compared to $2,911,513 at the end of 2000 and $2,994,776 at the end of 1999. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances, as well as our borrowing ability. The cash and cash equivalents are highly liquid with original maturities of ninety days or less.

                                      [20]

    Cash generated by operating activities was $678,990 for fiscal 2001, which was mainly attributable to increased operating profits, a decrease in accounts receivable and deferred tax assets and an increase in accounts payable, accrued expenses and income taxes payable. This was partially offset by increases in inventories and prepaid items.

    Accounts receivable net of allowances decreased by $22,105 in 2001 to a total of $605,150 at the end of fiscal 2001. The decrease in accounts receivable was principally due to the reduction in the number of days our invoices were outstanding.

    Inventories increased by $21,689 in 2001 to a total of $1,199,536 at the end of 2001 compared to $1,177,847 at the end of 2000. The increase was primarily to support the anticipated increasing sales activity. We expect future inventory levels to increase in absolute dollar value in order to support sales volume increases and as we expand into additional markets.

    Net property and equipment decreased to $145,800 at the end of 2001 as compared to $165,535 for 2000. Cash used for financing activities was $110,706 in 2001 as a result of the repurchase of 84,050 shares of our common stock in the first quarter of 2001 pursuant to our stock repurchase program. All 84,050 shares of common stock repurchased were retired or were in the process of being retired as of September 30, 2001. As of September 30, 2001, we repurchased an aggregate of 166,697 shares of common stock pursuant to our repurchase program. Under the repurchase program, our board of directors is authorized to purchase up to 200,000 shares of our common stock.

    On November 6, 2001, we entered into an agreement, subject to certain contingencies, to sell the building in which our manufacturing operations are conducted for $117,500. After the sale of the building, we plan to lease a new facility to consolidate all our operations in a single location.

    At September 30, 2001, we plan to finance our operating and capital needs principally with cash from sales, cash, cash equivalents, and related interest and existing capital resources, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the success in commercializing our existing products, development and commercialization of products in fields other than neurosurgery and the dental market, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

    We have a line of credit of $1,000,000 with First Union National Bank which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,000,000. At September 30, 2001, there was no outstanding balance on this line.

Forward Looking Statements

    The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which

                                      [21]
are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include, but are not limited to statements about: (1) any competitive advantage we may have as a result of our installed base of electrosurgical generators in the field of neurosurgery; (2) our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; (3) the success of certain recently introduced products and disposable instrumentation and products in the field of neurosurgery and the dental market; and (4) our ability to attract distributors for our products outside of neurosurgery and the dental market, and the acceptance of our products in those markets. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. You are advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect the financial results of Valley Forge Scientific.

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

Our Growth Depends on Introducing New Products and the Market Penetration by Third Party Distributors

    Our growth depends on the acceptance of our products in the marketplace, the market penetration achieved by the companies which we sell to, and rely on, to distribute our products, and our ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products we introduce, or have introduced, will be widely accepted by the marketplace, or that companies which we have contracted to distribute our products will continue to achieve market penetration in the field of neurosurgery and achieve market penetration in the dental market and surgical disciplines and markets outside of neurosurgery. Our failure to continue to introduce new products or gain wide spread acceptance of our products would adversely affect our operations.

We Depend on Attracting New Distributors for Our Products

    In order to successfully commercialize our products in new markets, we will need to enter into distribution arrangements with companies who can distribute our products in those fields successfully. The commercial success of our products outside the field of neurosurgery is thus uncertain.

Our Products are Extensively Regulated Which Could Delay Product Introduction or Halt Sales

    The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. Although we have not experienced any substantial regulatory delays to

                                      [22]
date, there is no assurance that delays will not occur in the future, which could have a significant adverse effect on our ability to introduce new products on a timely basis. Regulatory agencies periodically inspect our manufacturing facilities to ascertain compliance with "good manufacturing practices" and can subject approved products to additional testing and surveillance programs. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal penalties. While we believe that we are currently in compliance, if we fail to comply with regulatory requirements, it could have an adverse effect on our results of operations and financial condition.

We Face Uncertainty Over Reimbursement

    Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which our products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

We May Be Unable to Effectively Protect Our Intellectual Property

    Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our bipolar technology. We cannot assure you that the patents we have obtained, or any patents we may obtain, will provide any competitive advantages for our products. We also cannot assure you that those patents will not be successfully challenged, invalidated or circumvented in the future. In addition, we cannot assure you that competitors, many of which have substantial resources and have made substantial investments in competing technologies, have not already applied for or obtained, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international markets. Patent applications are maintained in secrecy for a period after filing. We may not be aware of all of the patents and patent applications potentially adverse to our interests.

We May Become Subject to a Patent Litigation

    The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of invention.


We May have Product Liability Claims

    Our products involve a risk of product liability claims. Although we maintain product liability insurance at coverage levels which we believe are adequate, there is no assurance that, if we were to incur substantial liability for product liability claims, insurance would provide adequate coverage against such liability.

                                      [23]

Our Operating Results May Fluctuate

    We have experienced operating losses at various times since our inception, and only recently has our retained earnings reached $120,024. Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

      * the introduction of new product lines;
      * the level of market acceptance of our products;
      * achievement of research and development milestones;
      * timing of the receipt of orders and product shipments;
      * timing of expenditures;
      * increased penetration in existing applications;
      * manufacturing or supply distributions;
      * product returns; and
      * receipt of necessary regulation approvals.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Index to Financial Statements and Financial Statement Schedules on page F-1 herein. Selected quarterly financial data is set forth in Note 15 to the Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information concerning directors and officers called for by Item 10 of Form 10-K will be set forth either: (i) in our Definitive Proxy Statement for our Annual Meeting of Stockholders, or (ii) in an amendment to this Annual Report on Form 10-K, which in either case will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                      [24]

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information called for by Items 11, 12 and 13 of Form 10-K will be set forth either: (i) in our Definitive Proxy Statement for our Annual Meeting of Stockholders, or (ii) in an amendment to this Annual Report on Form 10-K, which in either case will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

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

 (2) Agreement and Plan of Merger.

  (a) Agreement and Plan of Merger between Valley Forge Scientific Corp. and Diversified Electronic Corporation dated August 31, 1994. (3)

 (3) Articles of Incorporation and By-Laws.

  (a) Articles of Incorporation, restated to include amendment to Articles of Incorporation dated August 26, 1999. (8) (Exhibit 3(a))

  (b) Second Amended and Restated By-Laws of the Company.

 (4) Instruments defining the Rights of Security Holders, including Indentures.

  (a) Form of Common Stock Certificate - (1) (Exhibit 4(a)).

                                      [25]

 (10) Material Contracts.

      (a) 2001 Stock Plan (10)

      (b) 2000 Nonemployee Directors Stock Option Plan (11)

      (c) Assignment of Know-How Agreement, dated June 30, 1989 - (1) (Exhibit 10(g)).

      (d) Assignment of Patents - Bipolar Electrosurgical Systems, June 30, 1989 - (1) (Exhibit 10(h)).

      (e) Assignment of Patents - Binocular Magnification System, June 30, 1989 -(1) (Exhibit 10(i)).

      (f) Assignment of Malis trade name, dated June 30, 1989 - (1) (Exhibit 10(j)).

      (g) 401(k) and Profit-Sharing Plan - (2) (Exhibit 10(x)).

      (h) Promissory Note from Jerry L. Malis to the Company. (4) (Exhibit
          10(k))

      (i) Employment Agreement Jerry L. Malis. (4) (Exhibit 10(m))

      (j) Registration Rights Agreement between the Company and Bernard H. Shuman (4) (Exhibit 10(p))

      (k) Commercial Lease Agreement between GMM Associates and the Company dated July 1, 1995 (5) (Exhibit 10(p))

      (l) Promissory Note from Jerry L. Malis to the Company (7) (Exhibit
          10(p)).

      (m) Distribution Agreement between the Company and Codman & Shurtleff, Inc., dated December 11, 2000 (9) (Exhibit 10.1)

      (n) Addendum to Commercial Lease Agreement between the Company and GMM Associates dated as of July 1, 2000 (9) (Exhibit 10.2)

 (21) Subsidiaries of Registrant

          Subsidiaries of Valley Forge Scientific Corp. (6) (Exhibit 21)


 (23) Consent of Samuel Klein & Company
      ___________

 (1) Previously filed with the Registration Statement of the Company on Form S-18, Registration No. 33-31008-NY, and incorporated herein by reference.
 (2) Previously filed with the Registration Statement of the Company on Form S-18, Registration No. 33-35668-NY, and incorporated herein by reference.
 (3) Previously filed with the Company's Form 8-K dated August 31, 1994, and incorporated herein by reference.

                                      [26]

 (4) Previously filed with the Company's Form 10-K for the year ended September 30, 1994, and incorporated herein by reference.
 (5) Previously filed with the Company's Form 10-K for the year ended September 30, 1995, and incorporated herein by reference.
 (6) Previously filed with the Company's Form 10-K for the year ended September 30, 1997, and incorporated herein by reference.
 (7) Previously filed with the Company's Form 10-K for the year ended September 30, 1998 and incorporated herein by reference.
 (8) Previously filed with the Company's Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.
 (9) Previously filed with the Company's form 10-Q for the quarter ended December 31, 2000, and incorporated herein by reference.
(10) Previously filed with the Registration Statement of the Company on Form S-8 Registration No.333-72296, filed on October 26, 2001 and incorporated herein by reference
(11) Previously filed with the Registration Statement of the Company on Form S-8 Registration No.333-72134, filed on October 24, 2001 and incorporated herein by reference.

                                      [27]

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of December, 2001

                                        VALLEY FORGE SCIENTIFIC CORP.


                                        By:  /s/ Jerry L. Malis
                                             Jerry L. Malis, President

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                      Title                           Date


/s/ Jerry L. Malis          Chairman of the Board,           December 20, 2001
 Jerry L. Malis             President (chief executive
                            officer and principal
                            financial and accounting
                            officer)

/s/ Louis Uchitel           Director                         December 20, 2001
Louis Uchitel

/s/ Leonard I. Malis        Director                         December 20, 2001
Leonard I. Malis

/s/ Bruce A. Murray         Director                         December 20, 2001
Bruce A. Murray


/s/ Robert H. Dick          Director                         December 20, 2001
Robert H. Dick

                                      [28]

                         VALLEY FORGE SCIENTIFIC CORP.
                    For Fiscal Year Ended September 30, 2001
                                   FORM 10-K
        Index to Financial Statements and Financial Statement Schedules


Independent Auditor's Report                                          F-2

Balance Sheets - September 30, 2001 and 2000                          F-3

Statements of Operations -
      Years Ended September 30, 2001, 2000 and 1999                   F-4

Statements of Stockholders' Equity -
      Years ended September 30, 2001, 2000 and 1999                   F-5

Statements of Cash Flows -
      Years ended September 30, 2001, 2000 and 1999                   F-6

Notes to Financial Statements                                         F-7
___________________

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                     [F-1]

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Valley Forge Scientific Corp. and Subsidiaries
Oaks, Pennsylvania

We have audited the accompanying consolidated balance sheets of Valley Forge Scientific Corp. and Subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Valley Forge Scientific Corp. and Subsidiaries as of September 30, 2001 and 2000, and the results of operations and cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                     /s/ Samuel Klein and Company

                                       SAMUEL KLEIN AND COMPANY


Newark, New Jersey
December 4, 2001


                                     [F-2]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                      September 30,
ASSETS                                            2001                2000
------                                            ----                ----
Current Assets:
  Cash and cash equivalents                    $ 1,500,622        $   965,240
  Accounts receivable, net                         605,150            627,255
  Inventory                                      1,199,536          1,177,847
  Prepaid items and other current assets           107,304            114,042
  Deferred tax assets                              104,380            209,314
                                                 ---------          --------
          Total Current Assets                   3,516,992          3,093,698

Property, Plant and Equipment, net                 145,800            168,535
Intangible Assets, net of accumulated
 amortization                                      502,976            582,200
Other Assets                                         5,446              7,646
                                                 ---------          ---------
          Total Assets                         $ 4,171,214        $ 3,852,079
                                                 =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses        $   191,786        $   182,185
  Income taxes payable                              91,400                  -
                                                   -------            -------
          Total Current Liabilities                283,186            182,185

Deferred Tax Liability                              19,280             20,661
                                                    ------            -------
          Total Liabilities                        302,466            202,846
                                                   -------            -------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock                                         -                 -
  Common stock (no par, 20,000,000 shares
    authorized, shares issued and outstanding
    at September 30, 2001 - 8,067,812 and at
    September 30, 2000 - 8,151,862)              3,748,724          3,859,430
  Retained earnings (deficit)                      120,024           (210,197)
                                                 ---------          ---------
                                                 3,868,748          3,649,233
                                                 ---------         ----------
          Total Liabilities
           and Stockholders' Equity            $ 4,171,214        $ 3,852,079
                                                 =========          =========

____________________

The accompanying notes are an integral part of these financial statements.
                                     [F-3]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                         For the Years Ended September 30,
                                           2001         2000        1999
                                           ----         ----        ----
Net Sales                                $ 5,263,485  $ 4,397,939  $ 3,721,528

Cost of Sales                              2,692,036    2,443,406    2,064,586
                                           ---------    ---------    ---------
Gross Profit                               2,571,449    1,954,533    1,656,942
                                           ---------    ---------    ---------
Other Costs:
 Selling, general and administrative       1,652,289    1,646,438    1,462,926
 Research and development                    352,773      338,318      301,078
 Amortization                                 80,641       80,594       90,748
                                           ---------    ---------     --------
         Total Other Costs                 2,085,703    2,065,350    1,854,752
                                           ---------    ---------    ---------
Income (Loss) from Operations                485,746     (110,817)    (197,810)

Other Income:
 Interest income                              39,428       38,243       35,348
                                            --------      -------      -------
Income (Loss) before Income Taxes            525,174      (72,574)    (162,462)

Provision for (Benefit of) Income Taxes      194,953      (18,262)     (37,489)
                                             -------       ------       ------
Net Income (Loss)                        $   330,221  $   (54,312) $  (124,973)
                                             =======      =======      =======

Income (Loss) per Share:
 Basic income (loss) per common share    $      0.04  $     (0.01) $     (0.02)
                                                ====         ====         ====
 Diluted income (loss) per common share  $      0.04  $     (0.01) $     (0.02)
                                                ====         ====         ====
 Basic common shares outstanding           8,081,890    8,193,034    8,229,505

 Diluted common shares outstanding         8,152,946    8,193,034    8,229,505

 ____________________

The accompanying notes are an integral part of these financial statements.

                                     [F-4]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999



                                  Common Stock
                                  No Par Value
                               Number       Common      Retained    Total
                               of           Stock       Earnings    Stockholders
                               Shares       Amount     (Deficit)    Equity
                               ---------    ---------   ---------   -----------
Balances, September 30, 1998   8,229,384   $4,055,558   $ (30,912)   $4,024,646

Purchases and Retirement of
  Common Shares                  (17,200)     (60,706)          -       (60,706)

Exercise of Employee Stock
  Options                          5,125       11,973           -        11,973

Net Loss for the Year Ended
  September 30, 1999                   -            -    (124,973)     (124,973)
                               ---------   ----------     -------      --------
Balances, September 30, 1999   8,217,309    4,006,825    (155,885)    3,850,940

Purchases and Retirement of
  Common Shares                  (65,447)    (147,395)          -      (147,395)

Net Loss for the Year Ended
  September 30, 2000                   -            -     (54,312)      (54,312)
                               ---------    ---------     -------     ---------
Balances, September 30, 2000   8,151,862    3,859,430    (210,197)    3,649,233

Purchases and Retirement of
  Common Shares                  (84,050)    (110,706)          -      (110,706)

Net Income for the Year Ended
  September 30, 2001                   -            -     330,221       330,221
                               ---------    ---------     -------      --------
Balances, September 30, 2001   8,067,812   $3,748,724   $ 120,024    $3,868,748
                               =========    =========     =======      ========
____________________

The accompanying notes are an integral part of these financial statements.

                                     [F-5]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       For the Years Ended September 30,
                                         2001         2000        1999
                                         ----         ----        ----
Cash Flows from Operating Activities:
 Net income (loss)                       $  330,221   $  (54,312)  $ (124,973)
 Adjustments to reconcile
  net income (loss) to net
  cash provided by (used in)
  operating activities:
   Depreciation and amortization            118,601      118,980      133,767
   Allowance for loans and
    advances to employee                     48,384            -            -
   Interest accrued on loans and
    advances to employees                    (4,737)      (3,732)      (4,296)

Changes in assets and liabilities,
 net of effect from:
  (Increase) decrease in accounts
   receivable, net                           22,105      (86,799)     370,702
 (Increase) decrease in inventory           (21,689)      (7,338)      34,471
  Decrease in recoverable
   income taxes                                   -            -        4,636
 (Increase) decrease in deferred
  tax assets                                104,934      (16,279)     (40,052)
  (Increase) decrease in other assets         2,200       (2,834)        (340)

  (Increase) in prepaid items
   and other current assets                 (20,649)         (13)      (5,540)
  Increase in accounts payable
   and accrued expenses and
   income taxes payable                     101,001       15,567        5,498
  Increase (decrease) in deferred
   tax liability                             (1,381)       3,776       (1,560)
                                            -------      -------       ------
  Net cash provided by (used in)
   operating activities                     678,990      (32,984)     372,313
                                            -------       ------     -------
Cash Flows from Investing Activities:
 Proceeds from repayment of employee
  loans                                       6,150        3,575          600
 Loans and advances to employees            (22,410)     (14,940)     (20,700)
 Acquisition of intangible assets            (1,416)           -            -
 Purchase of property, plant
 and equipment                              (15,226)      (1,478)     (18,775)
                                            -------      -------      -------
  Net cash used in investing
   activities                               (32,902)     (12,843)     (38,875)
                                            -------      -------      -------
Cash Flows from Financing Activities:
 Proceeds from exercise of employee
  stock options                                   -            -       11,973
 Repurchase of common stock                (110,706)    (147,395)     (60,706)
                                            -------      -------       ------
  Net cash used in financing
   activities                              (110,706)    (147,395)     (48,733)
                                            -------      -------      -------
Net Increase (Decrease)
 in Cash and Cash
  Equivalents                               535,382     (193,222)     284,705

Cash and Cash Equivalents,
 beginning of year                          965,240    1,158,462      873,757
                                            -------    ---------      -------
Cash and Cash Equivalents,
 end of year                             $1,500,622   $  965,240   $1,158,462
                                          =========      =======    =========

Supplemental Disclosures
of Cash  Flow Information:
 Cash paid during the year for:
  Interest                               $        -   $        -   $        -
                                          =========    =========     ========
  Income taxes                           $    1,500   $    2,500   $        -
                                          =========    =========     ========
____________________

The accompanying notes are an integral part of these financial statements.
                                     [F-6]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Valley Forge Scientific Corp. ("VFSC") was incorporated on March 27, 1980 in the Commonwealth of Pennsylvania and is engaged in the business of developing, manufacturing and selling medical devices and products. On August 18, 1994, VFSC formed a wholly-owned subsidiary, Diversified Electronics Company, Inc. ("DEC"), a Pennsylvania corporation, in order to continue the operations of Diversified Electronic Corporation, a company which was merged with and into VFSC on August 31, 1994. In January 1993, VFSC formed a wholly-owned subsidiary, Valley Consumer Products, Inc. ("VCP") to market specific product lines. During each of the years reported with these financial statements VCP has been inactive. Collectively, VFSC, DEC and VCP are referred to herein as the "Company".

Principles of Consolidation and Basis of Presentation

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

Cash and Cash Equivalents

The Company considers cash equivalents to be all highly liquid investments with original maturities of three months or less. Substantially all cash and cash equivalents are custodied with one major financial institution.

Segment Information

The Company has one operating segment that comprises its bipolar electrical generators and instrumentation products. The Company's business is conducted entirely in the United States. Significant customers are discussed elsewhere in Note 10.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, trade receivables, accounts payable and other accrued liabilities, approximate fair value because of their short maturities.

Revenue Recognition

The Company sells its products to national and international distributors which include affiliates of major medical products companies. A significant part of the Company's sales are made pursuant to distribution agreements with these Companies which typically provide exclusive distribution rights of specified products in a defined medical field, within a territory or territories, during the term of such agreements. The agreements typically include a price list for the specified product or products which is fixed for a period of time, after which these prices are subject to adjustment by the Company due to changes in manufacturing cost or technological improvements to the products.

                                     [F-7]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Product revenue is recognized when the product has been shipped which is when the title and risk of loss has been transferred to the customer. Service revenue substantially relates to repairs of product and is recognized when the service has been completed. Revenues from license and royalty fees are recorded when earned.

The Company reduces revenue for customer returns and allowances. In addition, the Company accrues for warranty cost and other allowances based on its experience and reflects these accruals in cost of sales or administrative expense as applicable.

The Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) in the first quarter of fiscal year ended September 30, 2001. The adoption of SAB 101 did not have a material impact on the Company's operating results or financial position.

Inventory

Inventory is stated at the lower of cost, determined by the moving average cost method, or market. The Company provides inventory allowances based on slow-moving and obsolete inventories.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which vary from three to thirty-nine years. Leasehold improvements are being amortized over the related lease term or estimated useful lives, whichever is shorter.

Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the gains or losses are reflected in the results of operations. Routine maintenance and repairs are charged to expense as incurred.

Intangible Assets

Intangible assets, consisting of patents, licensing agreements, proprietary know-how, cost of acquisition and goodwill are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter. Goodwill resulting from business acquisitions represents the excess of the purchase price paid over the fair market value of net assets acquired and is being amortized over 20 years. Acquisition costs have been capitalized and are being amortized over 5 years, all other intangible assets are being amortized over periods ranging from 15 to 17 years.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition.

                                     [F-8]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Research and Development

Costs associated with development of new products are charged to operations as incurred.

Advertising Costs

Advertising expenditures relating to the advertising and marketing of the Company's products and services are expensed in the period the advertising costs are incurred. Substantially all cost of such product marketing and advertising has been borne by the Company's major distributors.

Income Taxes

Tax provisions and credits are recorded at enacted tax rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when the determination can be made that it is more likely than not that some portion or all of the related tax assets will not be realized.

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

                                     [F-9]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

The Company computes earnings or loss per share in accordance with the Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previously fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

Accounting for Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". As permitted under SFAS 123, the Company has continued to apply accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Under APB 25, compensation expense is determined on the measurement date, that is, the first date on which both the number of shares the employee is entitled to receive and the exercise price, if any, are known. Compensation expense, if any, is the excess of the market price of the stock over the exercise price on the measurement date. The amount of compensation expense, if any, is charged to operations over the vesting period.

In accounting for options granted to persons other than employees (as defined under SFAS 123), the provisions under SFAS 123 were applied. As required by SFAS 123, the fair value of these options was estimated at the grant date using the Black-Scholes option pricing model.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption of SFAS 141 had no effect on the Company's operating results or financial condition. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year's presentation.

                                     [F-10]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

2.  ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the company's estimate of the allowance for doubtful accounts will change. Accounts receivable consists of the following:

                                                    September 30,
                                                  2001               2000
                                                  ----               ----
   Accounts receivable                        $  637,066         $  652,255
   Less: Allowances                               31,916             25,000
                                                 -------            -------
                                              $  605,150         $  627,255
                                                 =======            =======
3.  INVENTORY

The Company provides an allowance for slow moving and potentially obsolete inventories. Inventory consists of the following, net of these allowances:

                                                    September 30,
                                                  2001               2000
                                                  ----               ----
    Finished goods                            $   78,083         $   11,751
    Work-in-process                              464,533            638,343
    Materials and parts                          656,920            527,753
                                                 -------            -------
                                              $1,199,536         $1,177,847
                                               =========           =========
                                     [F-11]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

4.  PROPERTY, PLANT AND EQUIPMENT

                        Useful Life                 September 30,
                         (Years)              2001               2000
                        -----------           ----               ----
    Land                   -                  $   11,953         $    11,953
    Building &
     improvements        15-39                    91,917              86,917
    Furniture &
     fixtures             5- 7                    16,669              16,669
    Laboratory
     equipment            5-10                   360,644             359,119
    Office
     equipment               5                   136,578             127,877
    Leasehold
     improvements         3- 5                     9,413               9,413
                                                 -------             -------
                                                 627,174             611,948
    Less: Accumulated
     depreciation and
     amortization                                481,374             443,413
                                                 -------             -------
                                              $  145,800         $   168,535
                                                 =======             =======

Depreciation is reflected in both cost of sales and selling, general and administrative expenses. Total depreciation for the years ended September 30, 2001, 2000 and 1999 was $37,961, $38,386 and $43,019, respectively.

On November 6, 2001, the Company entered into an agreement to sell the building in which it conducts its manufacturing operations for an amount of $117,500. The agreement is subject to certain contingencies. The Company continues to operate from this facility and therefore continues to recognize depreciation expense. The Company is evaluating other facilities in which to conduct their manufacturing operations, including potential long-term leasing opportunities.

5.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                        Useful Life                 September 30,
                         (Years)                 2001                2000
                        -----------              ----                ----
 Patents/trademarks/
  licensing agreements      17                $  560,388         $   558,972
 Proprietary know-how       15                   452,354             452,354
 Acquisition costs           5                    55,969              55,969
 Excess of purchase over
  net assets acquired in
  connection with an
  acquisition               20                   351,123             351,123
                                                 -------             -------
                                               1,419,834           1,418,418
 Less: Accumulated
  amortization                                   916,858             836,218
                                               ---------           ---------
                                              $  502,976         $   582,200
                                                 =======             =======
Total amortization for the years ended September 30, 2001, 2000 and 1999 was $80,640, $80,594 and $90,748, respectively.

                                     [F-12]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

6.  OTHER RECEIVABLES

The Company from time to time has made advances and loans to certain employees. These loans and advances are unsecured, payable on demand and have stated interest rates ranging from 4.57% to 8.20%, the then current "Applicable Federal Rate" as set forth under the Internal Revenue Code as of each date of advance or loan. During the fourth quarter of fiscal year ending September 30, 2001, as a result of the termination subsequent to year end of an employee from whom approximately $49,500 remained outstanding, the Company recorded an allowance of approximately $48,400 against the amount owed by this individual.

As of September 30, 2001 and 2000, the balance of these loans net of the allowances was approximately $6,700 and $32,300, respectively, and is reflected on the balance sheet under the caption "prepaid expenses and other current assets".

7.  RELATED PARTY TRANSACTIONS

Loans Receivable

On July 6, 1998, Jerry L. Malis, a principal shareholder, director and officer of the Company, borrowed $15,015 from the Company. The note is payable on demand and has a stated rate of interest of 5.42%, the then current "Applicable Federal Rate" as set forth under the Internal Revenue Code. The Company has additional loans due from Jerry L. Malis payable on demand with similar interest terms as stated above ranging from 4.83% to 6.97%. The collective loans, which total $50,819 as of September 30, 2001, are partially secured by 5,833 shares of common stock of the Company. As of September 30, 2001 and 2000, the pledged stock had a value of approximately $17,000.

On July 7, 1999, Bernard H. Shuman, a principal shareholder, director and officer of the Company, borrowed $12,000 from the Company. The note is payable on demand and has a stated rate of interest of 5.32%, the then current "Applicable Federal Rate" as set forth under the Internal Revenue Code. On December 17, 1999 the principal balance plus accrued interest was paid in full.

The balance of these loans is reflected on the balance sheet under the caption "prepaid expenses and other current assets" and as of September 30, 2001 and 2000, was $50,819 and $48,167, respectively, including accrued interest of $12,984 and $10,332, respectively.

Consulting Services

During 1999, 2000 and 2001 the Company engaged R.H. Dick and Company, Inc., a corporation owned by Robert H. Dick, a director of the Company, to provide certain investment banking and consulting services. For the years ended September 30, 2001, 2000 and 1999 the Company incurred consulting expenses from these services in an amount totaling $17,500, $5,594 and $5,000, respectively. As of September 30, 2001 and 2000 the Company owed R.H. Dick and Company $5,187 and $ - , respectively. The liability is reflected on the balance sheet under the caption "accounts payable and accrued expenses".

                                     [F-13]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

8.  LINE OF CREDIT

The Company has a line of credit of $1,000,000 with First Union National Bank which calls for interest to be charged equal to the bank's national commercial rate. The line is unsecured and any borrowing under the line would be payable on demand, require monthly interest payments on any unpaid principal and a reduction of any loan balance to zero for a minimum of thirty consecutive days during each twelve month period. In addition, the loan covenant calls for a minimum tangible net worth of no less than $3,000,000 during the term of the extended line of credit. At September 30, 2001 and 2000 there were no outstanding balances on this line.

9.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject from time to time to litigation arising from the normal course of business. In management's opinion, any such contingencies would be covered under its existing insurance policies or would not materially affect the Company's financial position or results of operations.

On July 25, 2001 the Company was named as a defendant in a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania by a former employee alleging gender discrimination and sexual harassment. The plaintiff seeks an amount in excess of $150,000. The Company believes the claim is without merit and intends to vigorously defend itself against this plaintiff. The claim is in the preliminary state of discovery.

Regulatory Compliance

The Company is subject to regulatory requirements throughout the world. In the normal course of business, these regulatory agencies may require companies in the medical industry to change their products or operating procedures, which could affect the Company. The Company regularly incurs expenses to comply with these regulations and may be required to incur additional expenses. Management is not able to estimate any additional expenditures outside the normal course of operations which will be incurred by the Company in future periods in order to comply with these regulations.

                                     [F-14]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

9.  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

Effective July 1, 1994, the Company entered into employment agreements with Jerry L. Malis and Thomas J. Gilloway, for terms of 63 months expiring September 30, 1999. The agreements provided for annual base salaries to Mr. Malis and Mr. Gilloway of $148,720 and $126,940, respectively, with annual base salary increases at 10% commencing October 1, 1994. In addition, the agreements provide that Messrs. Malis and Gilloway may each receive such other cash and stock bonuses and benefits as may be determined from time to time by the Board of Directors. On September 30, 1999, the Company amended the employment agreements with Messrs. Malis and Gilloway, to extend the terms for an additional year effective October 1, 1999. Under the extended terms, the agreements provided for an annual base salary of $198,950 for Jerry L. Malis and $90,000 for Thomas J. Gilloway. Although the agreement for Messrs. Malis and Gilloway have not been further extended, the Company continues to provide compensation to them at the annual rate of $198,950 and $90,000, respectively. For the year ending September 30, 1999 the officers waived their right to the 10% increase of base salary provided for under the agreement. The base salaries for the years ended September 30, 2001, 2000 and 1999 were approximately $199,000, $199,000 and $188,000 for Jerry L. Malis and approximately $69,000, $91,000 and $100,000 for Thomas J. Gilloway, respectively. The reduction of Mr. Gilloway's base salary for the years ended September 30, 1999 and 2000 was due to the reduction of services to part-time effective January 1, 1999. Mr. Gilloway passed away on February 18, 2001 and the Company continued to pay a salary to his spouse until June 29, 2001. The amount reflected as paid to him for the year ended September 30, 2001 includes the amount paid to his spouse subsequent to his death.

On August 31, 1994, pursuant to the merger agreement with Diversified, the Company entered into an employment agreement with Bernard H. Shuman, the former President of Diversified and a then current Vice President of the Company, for a term of 59 months commencing September 1, 1994. The agreement provided for a salary of $50,000 per annum through July 31, 1995 and thereafter at $105,000 per annum through July 31, 1999. In addition, the agreement provided that Mr. Shuman may receive such other compensation and benefits as the Board of Directors of the Company may decide. The employment agreement may be terminated for cause. Although the agreement was not extended, the Company continued to provide compensation at an annual base of $105,000. Effective June 30, 2001 Bernard H. Shuman retired from the Company. The Company has agreed to provide certain employee benefits, including health insurance coverage, for a period of three years. The base salary for Bernard H. Shuman for the year ended September 30, 2001 was approximately $78,750 and for each of the years ended September 30, 2000 and 1999 was approximately $105,000.

401(k) Plan and Profit Sharing

The Company's 401(k) Plan and Profit Sharing Plan cover full-time employees who have attained the age of 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan on a pretax basis not to exceed the current Federal limitation of $10,500 per year (as adjusted for cost of living increase). Amounts contributed to the 401(k) Plan are nonforfeitable.

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

                                     [F-15]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

9.  COMMITMENTS AND CONTINGENCIES (Continued)

Stock Option Plans

On July 6, 1988, the Company adopted a Nonqualified Employee Stock Option Plan (the 1988 "Plan") pursuant to which 500,000 shares of Common Stock have been reserved for issuance to employees, officers, directors or consultants of the Company. Options granted pursuant to this plan were nontransferable and expired if not exercised after ten years from the date of grant or for such lesser term as approved by the Board of Directors. Options may be granted in such amounts and at such prices as determined by the Board of Directors, but the price per share shall not be less than the fair market value of the Company's Common Stock as of the date of grant.

On January 16, 2001, pursuant to the adoption of the 2001 Stock Plan (the "2001 Plan") the 1988 plan was terminated. As of the date the plan was terminated, a total of 404,800 options pursuant to the plan were granted and outstanding.

On December 12, 2000, the Company adopted a Non-employee Directors Stock Option Plan ("Directors Plan") pursuant to which 150,000 shares of Common Stock have been reserved for issuance to non-employee directors of the Company. The Directors Plan was approved by the Company's stockholders on March 14, 2001. Shares issued pursuant to options granted under this plan may be issued from shares held in the Company's treasury or from authorized and unissued shares. Under this plan, each Director, on an annual basis, shall be automatically granted 10,000 options upon the first business day after being elected a director. The options are immediately vested on the date of grant. Discretionary options granted pursuant to this plan shall be determined by the Board of Directors or a duly appointed stock option committee (the "Committee"). Options granted pursuant to this plan shall be nonqualified stock options as defined in Section 422 of the Internal Revenue Code, will be nontransferable and expire if not exercised after ten years from the date of grant or for such lesser term as approved by the Committee. All Options shall be issued at a price per share equal to the fair market value of the Company's Common Stock as of the date of grant.

On January 16, 2001, the Company adopted the 2001 Stock Plan (the "2001 Plan") pursuant to which 345,000 shares of Common Stock have been reserved for issuance to employees, officers and consultants of the Company. The 2001 plan was approved by the Company's stockholders on March 14, 2001. Shares issued pursuant to this plan may be issued from shares held in the Company's treasury or from authorized and unissued shares. Options granted pursuant to this plan will be nontransferable, except in the event of a participant's death, to which the options shall be transferable to the participant's designated beneficiary or as permitted by law. The options shall expire if not exercised after ten years from the date of grant or for such lesser term as approved by the Board of Directors or a duly appointed committee. Options issued to employees who are then later terminated for cause shall immediately be forfeited. Options may be granted in such amounts and at such prices as determined by the Board of Directors or the duly appointed committee, but the price per share shall not be less than the fair market value of the Company's Common Stock as of the date of grant in the case of an incentive stock option and not less than 85% of the fair market value of the Company's Common Stock as of the date of grant in the case of a Non-qualified stock option, as defined in section 422 of the Internal Revenue Code.

As referred to in Note 1, the Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation". As permitted under this statement, the Company retained its current method of accounting for stock compensation in accordance with APB 25.

                                     [F-16]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

9.  COMMITMENTS AND CONTINGENCIES (Continued)

Stock Option Plans (Continued)

Following is a summary of the Company's various stock option plans:

                                                             Weighted
                                               Exercise      Average   Remaining
                                               Price         Exercise  Life
                                     Shares    Per Share     Price    (Years)
                                     ------    ---------     -------   -------
Options outstanding
 October 1, 1998                     396,900   $1.56-$5.13   $2.56     4.61

Granted                                4,000    3.75          3.75     9.08
Exercised                             (5,125)   2.13- 2.50    2.34        -
Surrendered, forfeited or
 expired                              (3,100)   4.12- 5.13    4.49        -
                                     -------    ----------    ----     ----
Options outstanding at
 September 30, 1999                  392,675    1.56- 5.13    2.56     3.72

Granted                                    -             -       -        -
Exercised                                  -             -       -        -
Surrendered, forfeited or
 expired                            (104,600)   1.56- 5.13    1.66        -
                                     -------     ---------     ----    ----
Options outstanding at
 September 30, 2000                  288,075    1.94- 4.25    2.88     3.68

Granted                              347,000    1.13- 2.75    2.01     9.38
Exercised                                  -             -       -        -
Surrendered, forfeited or
 expired                            (152,000)   1.94- 3.63    2.76     1.92
                                     -------    ----------    ----     ----
Options outstanding at
 September 30, 2001                  483,075   $1.13-$4.25   $2.29     7.39
                                     =======    ==========    ====     ====

                                     [F-17]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

9.  COMMITMENTS AND CONTINGENCIES (Continued)

Stock Option Plans (Continued)

Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for the employee stock options under the fair value method of that statement. The fair value for options granted during the years ended September 30, 2001, 2000 and 1999 was estimated at each date of grant. The fair value of these options was estimated using a Black-Scholes option valuation model with the following range of weighted average assumptions:

                                               For the Years Ended
                                                   September 30,
                                      2001            2000            1999
                                      ----            ----            ----
Risk-free interest (based
 on U.S. Government strip
 bonds on the date of grant
 with maturities approximating
 the expected option term)            4.86% -  5.29%    -               5.28%

Dividend yields                       0%               -                   0%

Volatility factors of the
 expected market price of the
 Company's Comon Stock (based
on historical data)                   90.0% - 96.0%     -              65.6%

Expected life of options              10 years          -              10 Years

The weighted average fair value of options granted during the years ended September 30, 2001, 2000 and 1999 were as follows:

Stock Prices Equal to
 Exercise Price                       $1.77       $   -            $2.90

Stock Prices in Excess
 of Exercise Price                    $   -       $   -            $   -

Stock Prices Less than
 Exercise Price                       $2.10       $   -            $   -

                                     [F-18]

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with SFAS 123, only stock options granted after September 30, 1995 have been included for the Company's pro forma information as follows:

Additional compensation expense,
 net of tax effect                     $ 56,328     $      -    $   6,892
Pro forma net income (loss)            $273,893     $(54,312)   $(131,865)

Pro forma income (loss) per share:
 Basic                                 $   0.03     $  (0.01)   $   (0.02)
 Diluted                               $   0.03     $  (0.01)   $   (0.02)

Operating Leases

The Company leases approximately 4,200 square feet of office and warehouse space in an office building in Oaks, Pennsylvania, from GMM Associates, a Pennsylvania general partnership, whose partners are Jerry L. Malis, Thomas J. Gilloway (deceased as of February 18, 2001) and Leonard I. Malis, principal shareholders, directors and/or officers of the Company. The lease which commenced on July 1, 1995 for a term of five years provided for a monthly base rent of $4,716 (with increases based on increases in the consumer price index) which include costs associated with real estate taxes, maintenance and utilities. During December 2000 the lease was extended for an additional term of five years effective as of July 1, 2000 and calls for a monthly base rent of $4,643 (with increases on June 30th of each year based on increases in the Producer Price Index). All other terms remain the same. The related expense for this lease for the years ended September 30, 2001, 2000 and 1999 was $56,115, $56,376 and $55,707, respectively. As of September 30, 2001, the
Company was current on all rental obligations due the related party.

The Company has also entered into leases for certain equipment under operating lease agreements with terms ranging between two and three years.

                                     [F-19]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

9.  COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

A schedule of future minimum payments under operating leases is as follows:

Year ending September 30,
                                       Related            Other
                                       Party              Operating
                                       ---------          ---------
     2002                              $  55,716          $  22,645
     2003                                 55,716             16,967
     2004                                 55,716              1,360
     2005                                 41,787                  -
                                        --------            -------
                                       $ 208,935          $  40,972
                                         =======             ======

10.  MAJOR CUSTOMERS

For the years ended September 30, 2001, 2000 and 1999, a significant part of the Company's revenues were derived from one major customer pursuant to distribution agreements under which the Company granted the exclusive right to sell its electrosurgical systems and other products developed by the Company in the field of neurosurgery. Revenues derived from this customer are approximately as follows:

                                                          Percent of
                                                          Total
                                       Revenues           Revenues
                                       --------           --------
     Year ended September 30, 2001     $ 4,169,000        79%

     Year ended September 30, 2000     $ 3,696,000        84%

     Year ended September 30, 1999     $ 3,577,000        96%

In addition, for the year ended September 30, 2001, revenue derived from another customer totaled approximately $1,009,000 representing approximately 19% of the Company's total revenue.

At September 30, 2001 and 2000, these two customers accounted for approximately 98% and 84%, respectively, of the Company's accounts receivable.

                                     [F-20]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

11.  STOCKHOLDERS' EQUITY

Common Stock

On August 26, 1999, the Company filed an amended and restated Certificate of Incorporation increasing the shares of Common Stock the Company is authorized to issue from 10,000,000 to 20,000,000 shares with no stated par value.

The holders of Common Stock have no preemptive rights and the Common stock has no redemption, sinking fund or conversion provisions. Each share of Common Stock is entitled to one vote on any matter submitted to the holders and to equal rights in the assets of the Company upon liquidation. All of the outstanding shares of Common Stock are fully paid and nonassessable.

On May 9, 1999, the Board of Directors of the Company approved a stock repurchase program superceding a prior program whereby the Company may, from time to time, repurchase on the open market up to 200,000 shares of the Corporation's Common Stock. In April 2000, the Company announced the continuation of the stock repurchase plan. During the fiscal years ended September 30, 2001, 2000 and 1999, the Company repurchased for retirement 84,050, 65,447 and 17,200 shares at an aggregate cost of $110,706, $147,395 and
$60,706, respectively.

Preferred Stock

The Company is authorized to issue 487 shares of preferred stock, $1,000 par value. The holders of the preferred stock would have no voting rights or preemptive rights. Upon liquidation of the Company, a $1,000 per share liquidating dividend must be paid upon each issued and outstanding share of preferred stock before any liquidating dividend is paid on the Common Stock. For each of the years September 30, 2001, 2000 and 1999, there were no issued or outstanding preferred shares, and the Company has no intention to issue any preferred stock in the immediate future.

                                     [F-21]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

12.  EARNINGS (LOSS) PER SHARE

                                        For the Years Ended
                                            September 30,
                                 2001           2000            1999
                                 ----           ----            ----
Basic income (loss) Per Share:
 Income (loss) available to
 common shareholders             $  330,221     $   (54,312)    $  (124,973)
                                    =======         =======        ========
Weighted average shares
 outstanding                      8,081,890       8,193,034       8,229,505
                                  =========       =========       =========
Basic Income (Loss) Per Share    $     0.04     $     (0.01)    $     (0.02)
                                       ====            ====            ====
Diluted Income (Loss) Per Share:
 Income (Loss) available to
 common shareholders             $  330,221     $   (54,312)    $  (124,973)
                                    =======          ======         =======
Weighted average shares
 outstanding                      8,081,890       8,193,034       8,229,505

Dilutive shares issuable in
 connection with stock plans         71,056               -               -
                                  ---------       ---------       ---------
Dilutive common shares
 outstanding                      8,152,946       8,193,034       8,229,505
                                  =========       =========       =========
Diluted Income (Loss) Per Share  $     0.04     $     (0.01)    $     (0.02)
                                       ====            ====            ====

Options to purchase 70,200, 288,075 and 392,675 shares of common stock were outstanding during the years ended September 30, 2001, 2000 and 1999, respectively, and were not included in the computation of diluted earnings per share in accordance with SFAS 128, as the potential shares are considered anti-dilutive.

                                     [F-22]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

13.  PROVISION FOR (BENEFIT OF) INCOME TAXES

Provision for (benefit of) income taxes is as follows:

                                            For the Years Ended
                                                September 30,
                                    2001          2000             1999
                                    ----          ----             ----
     Current:
      Federal                       $  74,100     $        -       $        -
      State                            17,300              -                -
                                     --------           ----             ----
                                       91,400              -                -
                                     --------           ----             ----
     Deferred:
      Federal                          93,840        (15,884)         (24,975)
      State                             9,713         (2,378)         (12,514)
                                     --------        -------           ------
                                      103,553        (18,262)         (37,489)
                                     --------        -------           ------
                                    $ 194,953     $  (18,262)      $  (37,489)
                                      =======        =======          =======

The Company's effective tax rate was 37.2%, (25.2)% and (23.1)% for the years ended September 30, 2001, 2000 and 1999, respectively. Reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                            For the Years Ended
                                                September 30,
                                    2001          2000             1999
                                    ----          ----             ----

  Computed at the expected
   statutory rate                   34.0%          (18.1)%        (28.7)%
  State taxes net of federal
   tax benefit                       5.9            (6.1)          (6.1)
   Other                            (2.7)           (1.0)          11.7
                                    -----            -----         -----
                                    37.2%          (25.2)%        (23.1)%
                                    =====           ======         ======

                                     [F-23]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

13.  PROVISION FOR (BENEFIT OF) INCOME TAXES (Continued)

Certain items of income and expense are recognized in different years for financial reporting and income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. The items that give rise to the deferred income tax assets and deferred income tax liability are as follows:

                                            For the Years Ended
                                                September 30,
                                    2001          2000           1999
                                    ----          ----           ----
Deferred Tax Asset:
 Difference in capitalization
  of inventory cost                 $  54,499     $  89,600      $  76,515
 Difference in reporting
  bad debts                            32,067        10,148          3,470
 Federal and State of Pennsylvania
  net operating loss carry forward     14,527       106,005        109,839
 Tax credits and other
  current assets                        3,287         8,506          8,156
                                      -------       -------        -------
  Total deferred tax asset            104,380       214,259        197,980
 Valuation allowance                        -        (4,945)        (4,945)
                                      -------       -------        -------
 Total Net Deferred Tax Asset       $ 104,380     $ 209,314      $ 193,035
                                      =======       =======        =======
 Deferred Tax Liability:
  Difference in reporting
   depreciation and
   amortization on long-term assets $  19,280     $  20,661      $  16,885
                                       ------        ------         ------
  Total Deferred Tax Liability      $  19,280     $  20,661      $  16,885
                                       ======        ======         ======

The Company has State net operating loss carryforwards of approximately $245,000 which are available to reduce future taxable income and which expires at various times up through the year ended September 30, 2011.

14.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of short-term cash investments and trade receivables. The Company maintains substantially all of its banking activities with one bank and cash balances throughout the year generally exceeded the federally insured limits of the FDIC and SIPC of $100,000. The Company invests these cash balances which exceed $100,000 in money market accounts and money market mutual funds. During 1999 and a portion of 2000, the Company also invested in U.S. Treasury Securities. At September 30, 2001 and 2000 the balances the Company held in these securities was approximately $1,500,000 and $965,000, respectively. Management believes that the risk associated with trade receivables, which are principally due from two customers, is adequately provided for in the allowance for doubtful accounts.

                                     [F-24]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



15.  QUARTERLY RESULTS (UNAUDITED)

The following table presents selected unaudited quarterly operating results for the Company's eight quarters ended September 30, 2001 for continuing operations. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results.

Fiscal 2001        First       Second      Third       Fourth
----------         Quarter     Quarter     Quarter     Quarter     Total
                   -------     -------     -------     -------     -----
Net sales          $1,065,106  $1,251,804  $1,554,642  $1,391,933  $5,263,485
Gross profit          494,371     669,589     803,963     603,526   2,571,449
Operating income       11,418     137,166     235,236     101,926     485,746
Net income             17,812      83,592     155,530      73,287     330,221
Basic and diluted
 net income per
 comon share       $     0.00  $     0.01  $     0.02  $     0.01  $     0.04

Fiscal 2000
----------

Net sales          $1,107,613  $  708,441  $1,262,207  $1,319,678  $4,397,939
Gross profit          526,719     296,699     617,663     513,452   1,954,533
Operating income       27,416    (236,039)     72,853      24,953    (110,817)
Net income (loss)      21,401    (150,232)     47,973      26,546     (54,312)
Basic and diluted
 net income per
 comon share       $     0.00  $    (0.02) $     0.01  $     0.00  $    (0.01)

                                     [F-25]

                         VALLEY FORGE SCIENTIFIC CORP.
                          Form 10-K for the year ended
                               September 30, 2001

INDEX TO EXHIBITS*



Exhibit Number          Description                            Page Number
-------------           ------------                           -----------

3(b)               Second Amended and Restated Bylaws

23                 Consent of Samuel Klein & Company

  * Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing in Item 14 on the Report on Form 10-K

                                     [F-26]