Form 10-K/A
period 2001-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 2002-01-28
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended September 30, 2001.

 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to _______

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
Title of Each Class                                    on which Registered
- -------------------                                    ---------------------
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

At December 14, 2001 there were 8,067,812 shares of the Registrant's Common Stock outstanding.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:
                                                                  Director
Name              Age  Position(s)                                Since
- -------------     ---------------                                 ------
Jerry L. Malis     69  Chairman of the Board,
                       Chief Executive Officer                    1980
                       and President
Leonard I. Malis   82  Director                                   1989
Bruce A. Murray    65  Director                                   1992
Robert  H. Dick    58  Director                                   1997
Louis Uchitel      76  Director                                   2001

Jerry L. Malis, has served as Chief Executive Officer, President or Vice-President and a Director of the Company since its inception in March 1980. As of June 30, 1989, Mr. Malis was elected as Chairman of the Board of the Company. He has published over fifty articles in the biological science, electronics and engineering fields, and has been issued twelve United States patents. Mr. Malis coordinates and supervises the development, engineering and manufacturing of the Company's products and is in charge of the daily business operations of the Company. He devotes substantially all his business time to the business of the Company.

Leonard I. Malis, M.D., a consultant to the Company since its inception in March 1980, has been a director since June 30, 1989. Dr. Malis was Professor and Chairman of the Department of Neurosurgery Mount Sinai School of Medicine, New York, New York, from 1971 until 1993, and is currently Professor and Chairman Emeritus of the Department of Neurosurgery. Dr. Malis designed and built the first commercial bipolar coagulator in 1955, and his original units were the standard in neurosurgery for many years. Dr. Malis has been issued five United States patents and has designed and trademarked over one hundred instruments. He has published over one hundred articles in medical journals and reviews and is the author of a textbook on neurosurgery.

Bruce A. Murray, a member of the audit committee and chairman of the compensation committee, has been a director of the Company since October 14, 1992. He was a Managing Member of The Change Management Group, LLC, a management consulting company, and was a Principal of Adair & Murray Associates, Inc., a management consulting company. Mr. Murray has held positions within the Pfizer Hospital Products Group, as Director of Engineering-Surgical Products, Corporate Vice President - Research and Development, and Senior Vice President and Business Manager - Surgical Products. He has also held senior management positions with Valleylab, Inc., Picker Corporation Electronics Division, Ball Brothers Research Corporation and IIT Research Institute. Mr. Murray received both his B.S. in Engineering and his M.B.A. from the Illinois Institute of Technology.

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

Louis Uchitel, chairman of the audit committee and a member of the compensation committee, was appointed as a director of the Company in June 2001. He is a certified public accountant and the Secretary and Treasurer of Quaker State Environmental Equipment, Inc., a lessor of solid waste equipment. Mr. Uchitel was formerly the Executive Vice President and Chief Financial Officer of Accurate Industries, Inc.

Jerry L. Malis and Dr. Leonard I. Malis are brothers. The executive officers are elected annually by the Board of Directors and shall continue to serve until their successors are elected and qualified.

                                      [2]

Item 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation which was paid to executive officers for the three fiscal years ended September 30, 2001.


Name and            Fiscal Year     Salary (1)          Number of Shares of
Principal                                               Common Stock Underlying
Position                                                Options Granted
- ---------           ------------    ---------           -----------------------

Jerry L. Malis,       2001          $199,900             50,000
President
                      2000           199,900             ---
                      1999           188,000             ---

Thomas J. Gilloway,   2001          $ 69,000             50,000
Executive Vice
President             2000            91,000             ---
                      1999           100,000             ---

Bernard H. Shuman,    2001          $ 78,750             50,000
Vice President
- -Technology           2000           105,000             ---
                      1999           105,000             ---
- ---------------
(1) Non-cash compensation did not exceed the lesser of $50,000 or 10% of the cash compensation for the named individual.

STOCK OPTIONS GRANTED IN FISCAL YEAR 2001

 The following table sets forth information with respect to option grants to the named executive officers during fiscal 2001.

                    Number of Shares
                    of Common Stock    Percent of Total
                    Underlying         Options Granted    Exercise  Expiration
Name                Options Granted    to Employees       Price     Date
- --------------      -------            ------             ------    --------
Jerry L. Malis      50,000             16.8%              $1.125    12/12/10
Thomas J. Gilloway  50,000             16.8%              $1.125    12/12/10
Bernard H. Shuman   50,000             16.8%              $2.35     05/15/11

                                      [3]

AGGREGATE FISCAL YEAR END OPTION VALUES

 The following table sets forth the value on September 30, 2001 of unexercised options for each of the executive officers.

                      Number of Shares of Common Stock    Aggregate Value of
                      Underlying Unexercised              Unexercised Options
Name                  Options at September 30, 2001       at September 30, 2001
- -----                 -----------------                   --------------
Jerry L. Malis (1)        150,000                              $109,000
Thomas J. Gilloway (2)     50,000                                85,750
Bernard H. Shuman (3)      50,000                                24,500
- -----------------
(1) On June 5, 2000, options to purchase 50,000 shares of Common Stock, which were previously issued to Mr. Malis, expired in accordance with their terms unexercised. Mr. Malis' options consist of the following:

- - 50,000 shares granted on October 14, 1992 at $3.625 per share, expiring on October 14, 2002, of which 50,000 shares are exercisable;

- - 50,000 shares granted on December 22, 1994 at $2.375 per share, expiring December 22, 2004, of which 50,000 shares are exercisable; and

- - 50,000 shares granted on December 12, 2000 at $1.125 per share expiring December 12, 2010, of which 50,000 shares are exercisable.

(2) On June 5, 2000, options to purchase 50,000 shares of Common Stock, and, on August 18, 2001, options to purchase 100,000 shares of Common Stock, which were previously issued to Mr. Gilloway expired in accordance with their terms unexercised. Mr. Gilloway passed away on February 18, 2001. As of September 30, 2001, Mr. Gilloway's remaining options, which were held by his estate, consist of the following:

- - 50,000 shares granted on December 12, 2000 at $1.125 per share, expiring December 12, 2010, of which 50,000 shares are exercisable.

(3) On July 26, 2001, options to purchase 25,000 shares of Common Stock, which were previously issued to Mr. Shuman expired in accordance with their terms unexercised. Mr. Shuman's options consist of the following:

 - 50,000 shares granted on May 15, 2001 at $2.35 per share, expiring May 15, 2011, of which 50,000 shares are exercisable.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENT

Effective July 1, 1994, the Company entered into employment agreements with Jerry L. Malis, President, and Thomas J. Gilloway, Executive Vice President, for terms of 63 months expiring on September 30, 1999. The agreements provided for annual base salaries to Mr. Malis and Mr. Gilloway of $148,720 and $126,940, respectively with annual base salary increases of 10% commencing on October 1, 1994. In addition the agreements provided that Messrs. Malis and Gilloway may receive such other cash and stock bonus and benefits as may be determined from time to time by the Board of Directors. On September 30, 1999, the Company amended the employment agreements with Messrs. Malis and Gilloway to extend the terms for an additional year effective October 1, 1999. As extended the employment agreements provided for annual base salary of $198,950 for Jerry Malis and $90,000 for Thomas J. Gilloway. Although the employment agreements for Messrs. Malis and Gilloway have not been further extended, the Company continued to provide compensation to them at the annual rate of $198,500 and $90,000. For the year ended September 30, 1999, Messrs. Malis and Gilloway waived their right to a 10% increase of base salary. The reduction of Mr. Gilloway's base salary for the years ended September 30, 1999 and 2000 was due to his being employed on a half-time basis effective January 1, 1999. Mr. Gilloway passed away on February 18, 2001, and the Company continued to pay a salary to his spouse until June 29, 2001.

                                      [4]

On August 31, 1994, the Company entered into an employment agreement with Bernard H. Shuman, Vice President-Technology, for a term of 59 months ending on July 31, 1999. The agreement provided for an annual salary to Mr. Shuman of $50,000 for the period from September 1, 1994 to July 31, 1995, and a salary of $105,000 for each twelve month period thereafter. The agreement provided that Mr. Shuman may receive additional compensation and benefits as may be determined from time to time by the Board of Directors. Although the employment agreement was not extended, the Company continued to provide compensation to Mr. Shuman on an annual basis of $105,000 until his retirement on June 30, 2001.

DIRECTORS' COMPENSATION

 Directors do not receive any cash compensation for their services as members of the Board of Directors, but Directors who are not officers are entitled to reimbursement for expenses incurred in connection with their attendance at meetings and participate in the Company's 2000 Non-Employee Directors' Stock Option Plan ("Director Plan"). Pursuant to the Director Plan, non-employee directors are granted options to purchase 10,000 shares of Common Stock on an annual basis upon being elected or appointed to the Board of Directors.

401(K) PLAN AND PROFIT-SHARING PLAN

 Effective January 1, 1990, the Company adopted a 401(k) Plan and Profit Sharing Plan that covers full-time employees who have attained age 21 and have completed at least one year of service. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the 401(k) Plan on a pre-tax basis not to exceed $10,500 per year (adjusted for cost of living increases). Amounts contributed to the 401(k) Plan are non-forfeitable.

 Under the Profit Sharing Plan, a participant in the plan participates in contributions to the Plan as of December 31 in any year, with allocations to individual accounts based on annual compensation. An employee does not fully vest an interest in the plan until completion of three years of employment. The Board of Directors determines contributions to the plan on a discretionary basis. The Company has not made any contributions to date.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of January 25, 2002, certain information with respect to the beneficial ownership of Common Stock, by each person known to the Company to own beneficially 5% or more of the outstanding Common Stock, by each director and nominee, and by all officers and directors as a group.

                                 Amount of
Name and Address of              Beneficial       Percentage
Beneficial Owners (1)            Ownership        Owned
- --------------------             --------------   -------
Jerry L. Malis (2)(3)            1,282,276        15.6%
Dr. Leonard I. Malis (2)(6)        961,242        11.9%
Russell U. Schenkman (8)           651,375         8.0%
Louis Uchitel (2) (7)              210,000         2.6%
Bruce A. Murray (2)(4)              31,000         *
Robert H. Dick (2)(5)               24,000         *

 All officers and directors
 as a group (5 persons)          2,508,518        30.3%
____________________
* less than 1%

                                      [5]

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) The mailing address of Messrs. Malis, Murray, Dick, Uchitel and Dr. Malis, directors of the Company, is 136 Green Tree Road, P.O. Box 1179, Oaks, Pennsylvania 19456-1179.

(3) Includes 150,000 shares issuable to Mr. Malis subject to options exercisable currently or within 60 days. Also includes 200,000 shares held in the Malis Family, L.P., a limited partnership in which Jerry L. Malis is the general partner and possesses voting and investment power.

(4) Represents 31,000 shares issuable to Mr. Murray subject to options exercisable currently or within 60 days.

(5) Represents 24,000 shares issuable to Mr. Dick subject to options exercisable currently or within 60 days.

(6) Includes 400,000 shares held in the Leonard and Ruth Malis Family, L.P., a limited partnership in which Dr. Malis is a general partner and possesses voting and investment power.

(7) Includes 10,000 shares issuable to Mr. Uchitel subject to options exercisable currently or within 60 days.

(8) Russell U. Schenkman is the sole trustee of the Frances W. Gilloway Marital Trust and the Frances W. Gilloway Residue Trust (the "Trusts"), which are the record owners of 601,375 shares of the Common Stock and options to purchase 50,000 shares of Common Stock exercisable currently or within 60 days. The Trusts were created under the will of Thomas J. Gilloway to, among other things, own certain shares of the Common Stock beneficially owned by Mr. Gilloway. Mr. Schenkman in his capacity as trustee of the Trusts possesses sole voting and investment power with respect to the shares and therefore is deemed to beneficially own, under applicable regulations of the Securities and Exchange Commission, the 651,375 shares owned of record by the Trusts. Mr. Schenkman disclaims beneficial ownership of all shares owned of record by the Trusts. The address of Mr. Schenkman is 13 Roszel Road, Princeton, New Jersey 08540.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since the late 1960's, Dr. Leonard I. Malis, one of the Company's directors, on an individual basis, has been a party to royalty arrangements with Codman & Shurtleff, Inc., one of our principal customers. Dr. Malis has developed and in the future may develop passive hand instruments for Codman & Shurtleff, Inc. with no pecuniary benefits to the Company.

     The Company has entered into a five year lease commencing on July 1, 2000 for approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,643 with GMM Associates, a Pennsylvania general partnership. Two of the partners of GMM Associates are Jerry L. Malis and Leonard I. Malis, principal shareholders as well as directors. The related expense for this lease for the year ended September 30, 2001 was $56,115. The Company believes the rental payments reflect fair rental value for the space.

     For the year ended September 30, 2001, the Company paid legal fees and costs in the amount of $98,620 to a law firm in which a son-in-law of Jerry L. Malis is a partner.

During fiscal years 1999, 2000 and 2001, the Company retained R. H. Dick & Company, Inc., an investment banking and business consulting company, owned by Robert H. Dick, one of the Company's directors, to perform investment banking and business consulting services. For the years ended September 30, 2001, 2000 and 1999, the Company incurred consulting expenses from these services in an amount totaling $17,500, $5,594 and $5,000, respectively.

                                      [6]

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of January, 2002.

                      VALLEY FORGE SCIENTIFIC CORP.


                      By: /s/ Jerry L. Malis
                           Jerry L. Malis, President