Form 10-Q
period 2001-12-31
VALLEY FORGE SCIENTIFIC CORP
filed 2002-02-14
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

                             Yes  [X]       No [_]

At February 12, 2002 there were 8,067,812 shares outstanding of the Registrant's no par value Common Stock.

                         VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                               December 31,  2001


                                                                       Page
                                                                      Number
                                                                      ------
Part I - Financial Information

     Item 1.  Financial Statements:

     Balance Sheets -December 31, 2001 and September 30, 2001.          1

     Statements of Operations for the three months
     ended December 31, 2001 and December 31, 2000.                     2

     Statements of Cash Flows for the three months                      3
     ended December 31, 2001 and December 31, 2000.

     Notes to Financial Statements.                                     4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                      7

Part II - Other Information                                            13

                                      [i]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                 December 31,      September 30,
ASSETS                                              2001              2001
                                                  ----------       --------
                                                 (Unaudited)       (Audited)
Current Assets:
 Cash and cash equivalents                       $ 1,786,879       $ 1,500,622
 Accounts receivable, net                            481,359           605,150
 Inventory                                         1,196,441         1,199,536
 Prepaid items and other current assets              128,744           107,304
 Deferred tax asset                                   89,330           104,380
                                                   ---------         ---------
     Total Current Assets                          3,682,753         3,516,992

 Property, Plant and Equipment, Net                  135,450           145,800
 Goodwill                                            153,616           153,616
 Other Intangible Assets, Net                        333,565           349,360
 Other Assets                                          5,127             5,446
                                                   ---------         ---------
     Total Assets                                $ 4,310,511       $ 4,171,214
                                                   =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses           $   221,585       $   191,786
 Income taxes payable                                 75,375            91,400
                                                     -------           -------
     Total Current Liabilities                       296,960           283,186

Deferred Tax Liability                                17,330            19,280
                                                     -------           -------
     Total Liabilities                               314,290           302,466
                                                     -------           -------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                                           -                 -
 Common stock (no par, 20,000,000 shares
  authorized, 8,067,812 shares issued and
  outstanding at December 31, 2001 and
  September 30, 2001)                              3,748,724         3,748,724
 Retained earnings                                   247,497           120,024
                                                   ---------         ---------
     Total Stockholders' Equity                    3,996,221         3,868,748
                                                   ---------         ---------
     Total Liabilities and Stockholders' Equity  $ 4,310,511       $ 4,171,214
                                                   =========         =========

____________________

See accompanying notes.
                                      [1]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                 For the Three Months Ended
                                                         December 31,
                                                    2001            2000
                                                   ------          ------
Net Sales                                        $ 1,262,406       $ 1,065,106

Cost of Sales                                        616,340           570,735
                                                   ---------         ---------
Gross Profit                                         646,066           494,371
                                                   ---------         ---------
Other Costs:
 Selling, general and administrative                 340,137           384,718
 Research and development                             78,358            78,087
 Amortization                                         15,795            20,148
                                                     -------           -------
    Total Other Costs                                434,290           482,953
                                                     -------           -------
Income from Operations                               211,776            11,418

 Other Income (Expense), Net                           1,097            15,119
                                                     -------           -------
 Income before Income Taxes                          212,873            26,537

 Provision for Income Taxes                           85,400             8,725
                                                     -------           -------
 Net Income                                      $   127,473       $    17,812
                                                     =======           =======

 Net Income per Share:
  Basic net income per common share              $      0.02       $         -
  Dilutive net income per common share           $      0.02       $         -

  Basic common shares outstanding                  8,067,812         8,123,667

  Diluted common shares outstanding                8,152,917         8,149,621


____________________

See accompanying notes.

                                      [2]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     For the Three Months Ended
                                                             December 31,
                                                           2001          2000
                                                           ----          ----
Cash Flows from Operating Activities:
 Net income                                            $   127,473   $   17,812
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                            20,845       29,498
   Write-down of property, plant and equipment               5,300            -
   Reduction of allowance for loans and advances
    to employees                                           (48,383)           -
  Interest accrued on loans and advances to
   employees                                                  (698)      (1,184)

Changes in assets and liabilities, net of effect from:
 (Increase) decrease in accounts receivable                123,791      (36,409)
 (Increase) decrease in inventory                            3,095     (143,078)
 Decrease in deferred tax asset                             15,050        9,733
 Increase in prepaid items and other current assets        (26,184)     (61,720)
 Decrease in other assets                                      319        1,144
 Increase in accounts payable and accrued
  expenses and income taxes payable                         13,774       76,746
 Decrease in deferred tax liability                         (1,950)      (1,008)
                                                           -------       ------
  Net cash provided by (used in) operating
   activities                                              232,432     (108,466)
                                                           -------      -------
Cash Flows from Investing Activities:
 Purchase of property, plant and equipment                       -       (2,533)
 Proceeds from repayment of employee loans
  and advances                                              55,261        1,350
 Loans and advances to employees                            (1,436)      (3,000)
                                                           -------      -------
  Net cash provided by (used in) investing
   activities                                               53,825       (4,183)
                                                           -------       -------
Cash Flows from Financing Activities:
  Repurchase of common stock                                     -     (110,706)
                                                           -------      -------
   Net cash used in financing activities                         -     (110,706)
                                                           -------      -------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                               286,257     (223,355)

Cash and Cash Equivalents, beginning of period           1,500,622       965,240
                                                         ---------       -------
Cash and Cash Equivalents, end of period               $ 1,786,879   $   741,885
                                                         =========       =======

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                             $         -    $        -
                                                           =======         =====
  Income taxes                                         $   100,075    $    1,500
                                                           =======         =====
____________________

See accompanying notes

                                      [3]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               DECEMBER 31, 2001



1.  DESCRIPTION OF BUSINESS

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying financial statements consolidate the accounts of VFSC and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current year presentation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

The statements of operations for the three months ended December 31, 2001 and 2000 are not necessarily indicative of results for the full year.

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

                                      [4]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               DECEMBER 31, 2001
                                  (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. As of July 1, 2001, the Company adopted this accounting standard.

In addition, as of October 1, 2001, the Company early-adopted SFAS 142, "Goodwill and Other Intangible Assets", which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. The Company will complete its transitional impairment test during the quarter ending March 31, 2002.

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective October 1, 2001.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusions of goodwill amortization, net of the related income tax effect, follows:
                                           For the Three Months Ended
                                                   December 31,
                                           2001                 2000
                                           ----                 ----
Reported net income                     $ 128,984              $  17,812
Add: Goodwill amortization,
     net of tax                                 -                  4,389
                                          -------                -------
Adjusted net income                     $ 128,984              $  22,201
                                          =======                =======

Basic and dilutive net income
per share:
 Reported net income per share
 basic and dilutive                     $    0.02              $       -
Add: Goodwill amortization,
      net of tax                                -                      -
                                          -------                -------
Adjusted net income per share
basic and dilutive                     $     0.02              $       -
                                          =======                 ======

                                      [5]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               DECEMBER 31, 2001
                                  (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of". The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. At this time, the Company is evaluating the impact of SFAS 144 on its financial position and results of operations. The Company will adopt SFAS 144 for its fiscal year beginning October 1, 2002.

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS 142, Goodwill has been reflected on the balance sheet separate from other intangible assets which continue to be amortized. No changes were made to the carrying amount of goodwill for the quarter ended December 31, 2001. The Company will complete its transitional impairment test during the quarter ending March 31, 2002.

Information regarding the Company's other intangible assets is as follows:

                             As of                                  As of
                             December 31, 2001                      September 30, 2001
                         --------------------------------        -------------------------------------
                         Gross                                   Gross
                         Carrying    Accumulated                 Carrying    Accumulated
                         Amount      Amortization   Net          Amount      Amortization    Net


Patents, trademarks,
licensing agreements     $  560,388  $  458,027     $  102,381   $  560,388  $  449,771      $  110,617

Proprietary                 452,354     221,150        231,204      452,354     213,611         238,743
Know-how

Acquisition
costs                        55,969      55,969              -       55,969      55,969               -
                           --------     -------       --------      -------     -------         -------
                         $1,068,711  $  735,146     $  333,565   $1,068,711  $  719,351      $  349,360
                          =========     =======        =======    =========     =======         =======

Amortization expense of other intangible assets was $15,795 and $15,759 for the three months ended December 31, 2001 and 2000, respectively.

                                      [6]

                         VALLEY FORGE SCIENTIFIC CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Statements in this Management's Discussion and Analysis of Financial Conditions and Results of Operations which express that we 'believe," "anticipate," "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in section entitled "ADDITIONAL CAUTIONARY STATEMENTS. We do not intend to update these forward looking statements.

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

Our patented DualWave(tm) technology is applicable to many surgical markets. Our bipolar systems are currently used to perform many types of neurosurgery, spine surgery and dental surgery. We have entered into a distribution agreement with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc., to market our neurosurgery bipolar systems. We have also entered into a distribution agreement with Bident International, L.L.C., an affiliate of Garfield Refinery, Inc., to market our Bident(R) dental bipolar system.

Historically, we have derived a significant portion of our sales from our neurosurgery bipolar system. Sales revenue from our Bident(R) bipolar dental system commenced in fiscal year 2000. Our strategy includes expanding our patented DualWave(tm) technology in neurosurgery and to broaden the market for our bipolar systems and instrumentation in the dental market and other surgical markets. Our strategy also includes having our existing base of neurosurgery bipolar generators and our dental bipolar generators, as well as bipolar generators we sell in other fields drive our sale of disposable hand-held instruments and tubing sets.

                                      [7]

Results of Operations

Results of Operations for the Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000.

Revenues

Sales of $1,262,406 for the three months ended December 31, 2001 were 19% greater than sales of $1,065,106 for the three months December 31, 2000. The increase is due to increasing unit sales of current products in the dental market and in the field of neurosurgery. Codman & Shurtleff accounted for 77% of our sales for the three months ended December 31, 2001 as compared to 78% for the three months ended December 31, 2000.

Sales of the Bident(R) bipolar dental system, which includes a bipolar generator, disposable hand-held instruments and a single use cord set to connect the generator to the hand-held instrument, have risen to approximately $280,000, or 22% of our sales, for the three months ended December 31, 2001, from approximately 17% of our sales for the three months ended December 31, 2000. Since there are many more dentists than there are neurosurgeons, we believe that sales of our Bident(R) bipolar dental system will become a much more significant part of our revenues in the future.

Sales of bipolar electrosurgical generators, irrigators and accessories accounted for approximately 65% of our sales, and sales of disposable products accounted for approximately 30% of our sales for the three months ended December 31, 2001. For the three months ended December 31, 2000, sales of bipolar electrosurgical generators, irrigators and accessories accounted for approximately 45% of our sales and sales of disposable products accounted for approximately 50% of our sales. We anticipate variations in our product mix from quarter to quarter, based on purchasing patterns of the principal distributors of our products.

Cost of Product Sales

Cost of sales for the three months ended December 31, 2001 was $616,340, or 49% of sales, compared with $570,735, or 54% of sales, for the three months ended December 31, 2000. The absolute dollar increase of $45,605 in cost of sales for the three months ended December 31, 2001 over the three months ended December 31, 2000 was due to increased unit sales of our products. Gross margin was 51% for the three months ended December 31, 2001 as compared to 46% for the three months ended December 31, 2000.

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

                                      [8]

Operating Expenses

Research and development expenses for the three months ended December 31, 2001 were constant with the expenditures for the three months ended December 31, 2000. Research and development expenses were 6% of sales for the three months ended December 31, 2001 as compared to 7% of sales for the three months ended December 31, 2000. The research and development expenses for the three months ended December 31, 2001 are attributable primarily to continued development of new products in neurosurgery and the dental market, and the continued development of new products for new markets.

Selling, general and administrative expense decreased by approximately 12% to $340,137, or 27% of sales, for three months ended December 31, 2001, from $384,718, or 36% of sales, for the three months ended December 31, 2000. The decrease in selling, general and administrative expenses was primarily attributable to cost cutting efforts, including the reduction in administrative salaries, and a reduction in the provision for employee loans, which were paid during the quarter. We anticipate that selling, general and administrative expenses will increase in dollar amounts as we incur additional business development activities.

Other Income/Expense, net

Other income and expense, net, decreased to $1,097 for the three months ended December 31, 2001 from $15,119 for the three months ended December 31, 2000. This decrease was primarily attributable to a reduction in interest rates and an increase in non-operating expenses. At December 31, 2001, we had $1,786,879 in cash and cash equivalents as compared to $741,885 at December 31, 2000.

Income Tax Provision

The provision for income taxes was $85,400 for three months ended December 31, 2001as compared to a provision of $8,725 for the three months ended December 31, 2000.

Net Income

Net income was $127,473 for the three months ended December 31, 2001, as compared to net income of $17,812 for the three months ended December 31, 2000. Basic and diluted income per share was $.02 for the three months ended December 31, 2001 as compared to $0.00 for the three months ended December 31, 2000. Net income for the current fiscal year reflects an increase in sales and gross margin. Although we have been profitable on a quarterly basis since the third quarter of fiscal 2000, due to our operating history and numerous other factors, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

At December 31, 2001, we had $3,385,793 in working capital compared to $2,845,720 at December 31, 2000. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances, as well as our borrowing ability. The cash and cash equivalents are highly liquid with original maturities of ninety days or less.

                                      [9]

Cash generated by operating activities was $232,432 for three months ended December 31, 2001, which was mainly attributable to increased operating profits, a decrease in accounts receivable of $123,791, a decrease in deferred tax assets of $15,050, and an increase in accounts payable, accrued expenses and income taxes payable of $13,774. This was partially offset by an increase in prepaid items and other current assets of $26,184.

Accounts receivable net of allowances decreased to $481,359 at December 31, 2001. The decrease in accounts receivable was principally due to the reduction in the number of days our invoices were outstanding.

Inventories decreased by $3,095 during the three months ended December 31, 2001 to a total of $1,196,441. Inventories were kept at these levels primarily to support the anticipated increasing sales activity. We expect future inventory levels to increase in absolute dollar value in order to support anticipated sales volume increases and as we expand into additional markets.

Our cash also increased by $53,825 as a result of the repayment of employee loans and advances, net of loans and advances to employees.

At December 31, 2001, we plan to finance our operating and capital needs principally with cash from sales, cash, cash equivalents, and related interest and existing capital resources, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the success in commercializing our existing products, development and commercialization of products in fields other than neurosurgery and the dental market, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

We have a line of credit of $1,000,000 with First Union National Bank which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,000,000. At December 31, 2001, there was no outstanding balance on this line.

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

                                      [10]

Additional Cautionary Statements

We Face Intense Competition
---------------------------
The markets for our current and potential products are intensely competitive. Some surgical procedures which utilize or could utilize our products could potentially be replaced or reduced in importance by alternative medical procedures or new drugs which could render our products obsolete or uncompetitive in these markets.

Our Growth Depends on Introducing New Products and the Market Penetration by
----------------------------------------------------------------------------
Third Party Distributors
------------------------

Our growth depends on the acceptance of our products in the marketplace, the market penetration achieved by the companies which we sell to, and rely on, to distribute our products, and our ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products we introduce, or have introduced, will be widely accepted by the marketplace, or that companies which we contract with to distribute our products will continue to achieve market penetration in the field of neurosurgery and achieve market penetration in the dental market and other medical and surgical markets. Our failure to continue to introduce new products or gain wide spread acceptance of our products would adversely affect our operations.

We Depend on Attracting New Distributors for Our Products
---------------------------------------------------------

In order to successfully commercialize our products in new markets, we will need to enter into distribution arrangements with companies who can distribute our products in those fields successfully.

Our Products are Extensively Regulated Which Could Delay Product Introduction or
--------------------------------------------------------------------------------
Halt Sales
----------

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

                                      [11]

We Face Uncertainty Over Reimbursement
--------------------------------------

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

We May Be Unable to Effectively Protect Our Intellectual Property
-----------------------------------------------------------------

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

We May Become Subject to a Patent Litigation
--------------------------------------------

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

We May Have Product Liability Claims
------------------------------------

Our products involve a risk of product liability claims. Although we maintain product liability insurance at coverage levels which we believe are adequate, there is no assurance that, if we were to incur substantial liability for product liability claims, insurance would provide adequate coverage against such liability.

Our Operating Results May Fluctuate
-----------------------------------

Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

 * the introduction of new product lines;
 * the level of market acceptance of our products;
 * achievement of research and development milestones;
 * timing of the receipt of orders and product shipments from our principal customers;
 * timing of expenditures;
 * increased penetration in existing applications;
 * manufacturing or supply distributions;
 * product returns; and
 * receipt of necessary regulation approval.

                                      [12]

PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
          None

(b)       Current Reports on Form 8-K
          None

                                      [13]

                         VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                VALLEY FORGE SCIENTIFIC CORP.


Date:   February 12, 2002                       By:   /s/ Jerry L. Malis
                                                      --------------------
                                                 Jerry L. Malis, President
                                                (principal financial officer)

                                      [14]