Form 10-Q
period 2002-03-31
VALLEY FORGE SCIENTIFIC CORP
filed 2002-05-15
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   (Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2002


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

                            Yes   X        No _____

At May 10, 2002 there were 8,067,812 shares outstanding of the Registrant's no par value Common Stock.

                         VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                                March 31,  2002

                                                                 Page
                                                                 Number

Part I - Financial Information

     Item 1.  Financial Statements:

     Balance Sheets -March 31, 2002 and September 30, 2001.        1

     Statements of Operations for the three months and six
     months ended March 31, 2002 and March 31, 2001.               2

     Statements of Cash Flows for the six months
     ended March 31, 2002 and  March 31, 2001.                     3

     Notes to Financial Statements.                                4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                 8

Part II - Other Information                                       15


                                      (i)

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                            March 31             September 30,
ASSETS                                        2002                    2001
------                                     ----------            ------------
                                           (Unaudited)             (Audited)

Current Assets:
 Cash and cash equivalents               $ 1,693,149             $ 1,500,622
 Accounts receivable, net                    855,980                 605,150
 Inventory                                 1,112,751               1,199,536
 Prepaid items and other current assets      125,331                 107,304
 Deferred tax assets                          84,670                 104,380
                                           ---------               ---------
   Total Current Assets                    3,871,881               3,516,992

Property, Plant and Equipment, Net           135,934                 145,800
Goodwill                                     153,616                 153,616
Other Intangible Assets, Net                 326,392                 349,360
Other Assets                                   4,808                   5,446
                                           ---------               ---------
   Total Assets                          $ 4,492,631             $ 4,171,214
                                           =========               =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts payable and accrued expenses   $   262,079             $   191,786
 Income taxes payable                        107,059                  91,400
                                           ---------               ---------
   Total Current Liabilities                 369,138                 283,186

Deferred Tax Liability                         9,639                  19,280
                                           ---------               ---------
   Total Liabilities                         378,777                 302,466
                                           ---------               ---------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                                   -                       -
 Common stock (no par, 20,000,000 shares
  authorized, 8,067,812 shares issued and
  outstanding at March 31, 2002 and
  September 30, 2001)                      3,748,724               3,748,724
 Retained earnings                           365,130                 120,024
                                           ---------               ---------
   Total Stockholders' Equity              4,113,854               3,868,748
                                           ---------               ---------
   Total Liabilities and
    Stockholders' Equity                 $ 4,492,631             $ 4,171,214
                                           =========               =========


____________________

See accompanying notes.

                                      [1]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                    For the Three Months Ended      For the Six Months Ended
                                            March 31,                       March 31,
                                       2002            2001             2002            2001
                                       ----            ----             ----            ----
Net Sales                           $ 1,457,798    $ 1,251,804      $ 2,720,204      $ 2,316,910

Cost of Sales                           697,210        582,215        1,313,550        1,152,950
                                      ---------      ---------        ---------        ---------
Gross Profit                            760,588        669,589        1,406,654        1,163,960
                                      ---------      ---------        ---------        ---------
Other Costs:
 Selling, general and administrative    452,021        396,620          792,158          781,338
 Research and development                93,695        115,654          172,053          193,741
 Amortization                            15,795         20,149           31,590           40,297
                                        -------        -------          -------         --------
   Total Other Costs                    561,511        532,423          995,801        1,015,376
                                        -------        -------          -------        ---------
Income from Operations                  199,077        137,166          410,853          148,584

 Other Income (Expense), Net              3,435          9,101            4,532           24,220
                                        -------        -------          -------          -------
Income before Income Taxes              202,512        146,267          415,385          172,804

Provision for Income Taxes               84,879         62,675          170,279           71,400
                                        -------        -------          -------          -------
Net Income                          $   117,633    $    83,592      $   245,106      $   101,404
                                        =======        =======          =======          =======

Earnings per Share:
 Basic earnings per common share    $      0.01    $      0.01      $      0.03      $      0.01
                                           ====           ====             ====             ====
 Diluted earnings per common share  $      0.01    $      0.01      $      0.03      $      0.01
                                           ====           ====             ====             ====
 Basic common shares outstanding      8,067,812      8,067,812        8,067,812        8,096,046

 Diluted common shares outstanding    8,152,917      8,141,120        8,156,906        8,135,214

____________________

See accompanying notes.

                                      [2]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       For the Six Months Ended
                                                                 March 31,
                                                           2002           2001
                                                           ----           ----
Cash Flows from Operating Activities:
 Net income                                          $   245,106   $   101,404
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                          41,831        59,039
   Write-down of property, plant and equipment             5,300             -
   Reduction of allowance for loans and advances
    to employees                                         (47,790)            -
   Interest accrued on loans and advances to
    employees                                             (1,386)       (2,335)

   Changes in assets and liabilities,
    net of effect from:
   Increase in accounts receivable                      (250,830)     (275,381)
   (Increase) decrease in inventory                       86,785      (436,556)
   Decrease in deferred tax assets                        19,710        66,200
   Increase in prepaid items and other
    current assets                                       (24,676)      (47,325)
   Decrease in other assets                                  638             -
   Increase in accounts payable and accrued
    expenses and income taxes payable                     85,952        80,880
   Decrease in deferred tax liability                     (9,641)            -
                                                         -------       -------
    Net cash provided by (used in) operating
     activities                                          150,999      (454,074)
                                                         -------       -------

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment                (5,675)      (13,101)
 Purchase of intangible assets                            (8,622)            -
 Proceeds from repayment of employee loans
  and advances                                            57,261         4,950
 Loans and advances to employees                          (1,436)       (3,000)
                                                         -------       -------
    Net cash provided by (used in) investing
     activities                                           41,528       (11,151)
                                                         -------       -------
Cash Flows from Financing Activities:
 Repurchase of common stock                                    -      (110,706)
                                                         -------       -------
  Net cash used in financing activities                        -      (110,706)
                                                         -------       -------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                             192,527      (575,931)

Cash and Cash Equivalents,
 beginning of period                                   1,500,622       965,240
                                                       ---------       -------
Cash and Cash Equivalents,
 end of period                                       $ 1,693,149   $   389,309
                                                       =========      ========

Supplemental Disclosures of Cash Flow
 Information:
 Cash paid during the period for:
  Interest                                           $         -   $         -
                                                       =========     =========
  Income taxes                                       $   146,050   $     2,500
                                                       =========     =========

____________________

See accompanying notes.

                                      [3]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2002


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

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

The statements of operations for the three months and six months ended March 31, 2002 and 2001 are not necessarily indicative of results for the full year.

Earnings (Loss) per Share
-------------------------

The Company computes earnings or loss per share in accordance with the Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previous fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

                                      [4]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2002
                                  (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------

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

In addition, as of October 1, 2001, the Company early-adopted SFAS 142, "Goodwill and Other Intangible Assets", which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. In conjunction with the adoption of the accounting standard, a transitional impairment test was completed, and no impairment was identified which required a cumulative effect of a change in accounting principle.

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective October 1, 2001.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusions of goodwill amortization, net of the related income tax effect, follows:

                              For the                   For the
                              Three Months Ended        Six Months Ended
                              March 31,                 March 31,
                              2002         2001         2002       2001
                              ----         ----         ----       ----

Reported net income           $ 117,633    $  83,592    $ 245,106  $ 101,404
Add: Goodwill
 amortization net of tax              -        4,389            -      8,778
                                -------      -------       ------    -------
Adjusted net income           $ 117,633    $  87,981      245,106    110,182
                                =======      =======      =======    =======
Basic and dilutive net
 income per share:
 Reported net income per
share basic and dilutive      $    0.01    $    0.01    $    0.03  $    0.01
Add: Goodwill
 amortization, net of tax             -            -            -          -
                                   ----         ----         ----       ----
Adjusted net income per
share basic and dilutive      $    0.01    $    0.01    $    0.03  $    0.01
                                   ====         ====         ====       ====

                                      [5]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2002
                                  (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

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

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS 142, Goodwill has been reflected on the balance sheet separate from other intangible assets which continue to be amortized. The Company completed its transitional impairment test during the quarter ending March 31, 2002. No changes were required to be made to the carrying amount of goodwill.

Information regarding the Company's other intangible assets is as follows:

                    As of March 31, 2002               As of September 30, 2001
                    --------------------               ------------------------
                    Gross                              Gross
                    Carrying  Accumulated              Carrying    Accumulated
                    Amount    Amortization  Net        Amount      Amortization  Net
                    -------   ------------  ---        --------    ------------
Patents, trademarks
logos, licensing
agreements         $  569,010 $ 466,283     $ 102,727  $  560,388  $ 449,771     $ 110,617

Property know-how     452,354   228,665       223,665     452,354    213,611       238,743

Acquistion costs       55,969    55,969             -      55,969     55,969             -
                      -------   -------       -------    - ------    -------       -------
                   $1,077,333 $ 750,941     $ 326,392  $1,068,711  $ 719,351     $ 349,360
                    =========   =======       =======   =========    =======       =======

Amortization expense of other intangible assets was $15,795 and $15,760 for the three months ended March 31, 2002 and 2001, respectively, and $31,590 and $31,519 for the six months ended March 31, 2002 and 2001, respectively.

                                      [6]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2002
                                  (Continued)

4.  COMMITMENTS AND CONTINGENCIES

During the quarter ended March 31, 2002, the Company, without admitting liability, entered into a settlement agreement relating to a litigation previously disclosed in the Company's financial statements for the 2001 fiscal year. Pursuant to the settlement, the Company paid the plaintiff $37,000, net of certain monies due from plaintiff, which is reflected in other costs under selling general and administrative expenses.

                                      [7]

                         VALLEY FORGE SCIENTIFIC CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Statements in this Management's Discussion and Analysis of Financial Conditions and Results of Operations which express that we 'believe," "anticipate," "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in section entitled "ADDITIONAL CAUTIONARY STATEMENTS." We do not intend to update these forward looking statements.

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

                                      [8]

Results of Operations

Results of Operations for the Three and Six Months Ended March 31, 2002Compared to the Three and Six Months Ended March 31, 2001. Revenues

     Sales of $1,457,798 for the three months ended March 31, 2002 were 16% greater than sales of $1,251,804 for the three months March 31, 2001, and sales of $2,720,204 for the six months ended March 31, 2002 were 17% greater than sales of $2,316,910 for the six months ended March 31, 2001.

     The increase in sales for three and six months ended March 31, 2002 is due to increasing unit sales of current products in the field of neurosurgery. Codman & Shurtleff accounted for 87% of our sales for the three months ended March 31, 2002 as compared to 77% of our sales for the three months ended December 31, 2001 and 64% of our sales for the three months ended March 31, 2001.

     Sales of the Bident(R) bipolar dental system, were approximately $66,798, or 5% of our sales, for the three months ended March 31, 2002 as compared to 35% of our sales, for the three months ended March 31, 2001. For the six months ended March 31, 2002 sales of dental products were $396,298, or 13% of sales, as compared to 27% of sales, for the six months ended March 31, 2001. In fiscal 2001 and the first quarter of fiscal 2002, the distributor of our dental products, Bident International, LLC, relied on direct selling efforts to sell our dental products. In January 2002, in an effort to broaden distribution of our dental products, Bident International entered into a marketing agreement with Executive Sales Associates/Razzano. Much of the second quarter of fiscal 2002 was devoted to educating and training Executive Sales Associates/Razzano's sales force. This process, however, has taken longer than originally expected. As a result, sales of our dental products are at lower levels than during fiscal 2001. Based on the information available on the date of this Form 10-Q, sales of dental products for the entire fiscal 2002 are expected to be at lower levels than in fiscal 2001.

     Sales of bipolar electrosurgical generators, irrigators and accessories accounted for approximately 52% of our sales, and sales of disposable products accounted for approximately 33% of our sales for the three months ended March 31, 2002. For the three months ended March 31, 2001, sales of bipolar electrosurgical generators, irrigators and accessories accounted for approximately 57% of our sales and sales of disposable products accounted for approximately 38% of our sales. We anticipate variations in our product mix from quarter to quarter, based on purchasing patterns of the principal distributors of our products.

Cost of Product Sales

     Cost of sales was $697,210, or 48% of sales, for the three months, and $1,313,550, or 48% of sales, for the six months, ended March 31, 2002, as compared with cost of sales of $582,215, or 47% of sales, for the three months, and $1,152,950, or 50% of sales, for the six months, ended March 31, 2001. The absolute dollar increase of $114,995 in cost of sales for the three months ended March 31, 2002 over the three months ended March 31, 2001 was due to increased unit sales of our products. Gross margin was 52% for the three and six months ended March 31, 2002 as compared to 53% and 50% respectively, for the three and six months ended March 31, 2001.

                                      [9]

     Increases in gross margin as a percentage of sales is attributable to changes in product mix, increased manufacturing efficiency and increased production volume. We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, and fluctuation in manufacturing production levels and overhead costs as new products are introduced. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

Operating Expenses

     Research and development expenses for the three months ended March 31, 2002 were approximately $22,000 less than expenditures for the three months ended March 31, 2001. Research and development expenses were 6.4% of sales for the three months ended March 31, 2002 as compared to 9.2% of sales for the three months ended March 31, 2001. Research and development expenses for the three months ended March 31, 2002 are attributable primarily to continued development of new products in neurosurgery and the dental market, and the continued development of new products for new markets. On a quarter by quarter basis, our research and development expenses may vary, although we anticipate research and development expenses for fiscal 2002 to be approximately at the same levels as in fiscal 2001.

     Selling, general and administrative expense increased in absolute dollars by $55,401 to $452,021, or 31% of sales, for three months ended March 31, 2002, from $396,620, or 32% of sales, for the three months ended March 31, 2001. The absolute dollar increase in selling, general and administrative expenses for the three months ended March 31, 2002 was primarily attributable to charges for investor relations materials and for settlement and legal expenses in connection with a lawsuit which was settled in the second quarter of fiscal 2002. Selling, general and administrative expenses were $792,158, or 29% of sales, for the six months ended March 31, 2002 as compared to $781,338, or 34% of sales, for the six months ended March 31, 2001. The decrease in selling, general and administrative expenses as a percent of sales reflects increased sales and cost cutting efforts and reduction in administrative salaries. We anticipate that selling, general and administrative expenses will increase in absolute dollar amounts as we engage in additional business development activities.

Other Income/Expense, net

Other income and expense, net, decreased to $3,435 for the three months, and $4,532 for the six months, ended March 31, 2002 as compared to $9,101 for the three months, and $24,220 for the six months, ended March 31, 2001. This decrease was primarily attributable to a reduction in interest rates and an increase in non-operating expenses. At March 31, 2002, we had $1,693,149 in cash and cash equivalents as compared to $389,309 at March 31, 2001.

                                      [10]

Income Tax Provision

     The provision for income taxes was $84,879 for three months, and $170,279 for the six months, ended March 31, 2002 as compared to a provision of $62,675 for the three months, and $71,400 for the six months, ended March 31, 2001.

Net Income

     Net income increased by 41% to $117,633 for the three months ended March 31, 2002 as compared to net income of $83,592 for the three months ended March 31, 2001. Net income of $245,106 for the six months ended March 31, 2002 was 142% greater than net income of $101,404 for the six months ended March 31, 2001. Basic and diluted income per share was $.01 for the three months, and $.03 for the six months, ended March 31, 2002 as compared to $.01 for the three and six months ended March 31, 2001. Net income for the current fiscal year reflects an increase in sales and gross margin. Although we have been profitable on a quarterly basis since the third quarter of fiscal 2000, due to our operating history and numerous other factors, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

     At March 31, 2002, we had $3,502,743 in working capital compared to $2,939,583 at March 31, 2001. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances, as well as our borrowing ability. The cash and cash equivalents are highly liquid with original maturities of ninety days or less.

     Cash generated by operating activities was $150,999 for six months ended March 31, 2002, which was mainly attributable to operating profits, a decrease in inventory of $86,785, a decrease in deferred tax assets of $19,710, and an increase in accounts payable, accrued expenses and income taxes payable of $85,952. This was partially offset by an increase in account receivables of $250,830. The increase in accounts receivable was principally due to the timing of shipments of products during the second quarter of fiscal 2002.

     Inventories decreased by $86,785 during the six months ended March 31, 2002 to a total of $1,112,751. Inventories were kept at these levels primarily to support the anticipated increasing sales activity. We expect future inventory levels to increase in absolute dollar value in order to support anticipated sales volume increases and as we expand into additional markets.

     Cash generated by investing was $41,528 for the six months ended March 31, 2002, which is mainly attributable to proceeds of $57,261 received from repayment of employee loans and advances. At March 31, 2002, we had cash and cash equivalents of $1,693,149.

                                      [11]

     At March 31, 2002, we plan to finance our operating and capital needs principally with cash from sales, cash, cash equivalents, and related interest and existing capital resources, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the success in commercializing our existing products, development and commercialization of products in fields other than neurosurgery and the dental market, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

     We have a line of credit of $1,000,000 with First Union National Bank which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,000,000. At March 31, 2002, there was no outstanding balance on this line.

Forward Looking Statements

     The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include, but are not limited to statements about: (1) any competitive advantage we may have as a result of our installed base of electrosurgical generators in the field of neurosurgery; (2) our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; (3) the future success of products and disposable instrumentation in the field of neurosurgery and the dental market; and (4) our ability to attract distributors for our products outside of neurosurgery and the dental market, and the acceptance and continued acceptance of our products in those markets. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. You are advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect the financial results of Valley Forge Scientific Corp.

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

                                      [12]

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

                                      [13]

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

Our Operating Results May Fluctuate
-----------------------------------

Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

     *  the introduction of new products;
     *  the level of market acceptance of our products;
     *  achievement of research and development milestones;
     * timing of the receipt of orders from, and product shipments to our distributors;
     *  timing of expenditures;
     *  delays in educating and training our distributors' sales force;
     *  manufacturing or supply delays;
     *  product returns; and
     *  receipt of necessary regulation approval.

                                      [14]

PART II.  OTHER INFORMATION

Item 5.  OTHER EVENTS

At the Annual Meeting of Shareholders held on March 13, 2002, the following directors were elected for a one year term until their successors are duly elected and qualified:

	Jerry L. Malis: 	FOR 7,435,281; AGAINST 166,509; Abstain   0
	Leonard I. Malis	FOR 7,436,781; AGAINST 165,009; Abstain   0
        Bruce A. Murray         FOR 7,442,486; AGAINST 159,304; Abstain   0
	Louis Uchitel		FOR 7,442,486; AGAINST 159,304; Abstain   0
        Robert H. Dick          FOR 7,442,486; AGAINST 159,304; Abstain   0


                DEADLINE FOR SUBMISSION OF STOCKHOLDER PROPOSALS

     The deadline for submission of stockholder proposals pursuant to Rule 14a-18 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), for inclusion in the Company's proxy statement for its 2002 Annual Meeting of Stockholders is September 30, 2002. After December 14, 2002, notice to the Company of a stockholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the person named in proxies solicited by the Board of Directors of the Company for its 2003 Annual Meeting of Stockholders may exercise discretionary authority voting power with respect to any such proposal as to which the Company does not receive timely notice.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
          None

(b)       Current Reports on Form 8-K
          None
                                      [15]

                         VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            VALLEY FORGE SCIENTIFIC CORP.


Date:   May 13, 2002                        By:  /s/ Jerry L. Malis
                                            -----------------------
                                            Jerry L. Malis, President
                                            (principal financial officer)