Form 10-Q
period 2002-06-30
VALLEY FORGE SCIENTIFIC CORP
filed 2002-08-14
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                    Yes   X        No _____

At August 8, 2002 there were 8,067,812 shares outstanding of the Registrant's no par value Common Stock.

                         VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                                 June 30, 2002



                                                                   Page
                                                                   Number

Part I - Financial Information

       Item 1.  Financial Statements:

       Balance Sheets -June 30, 2002 and September 30, 2001.           1

       Statements of Operations for the three months and nine months
       ended June 30, 2002 and June 30, 2001.                          2

      Statements of Cash Flows for the nine months
      ended June 30, 2002 and  June 30, 2001.                          3

      Notes to Financial Statements.                                   4

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.          8

Part II - Other Information                                           14


                                      (i)

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                            June 30,          September 30,
ASSETS                                        2002                 2001
------                                        ----                 ----
                                           (Unaudited)          (Audited)
Current Assets:
  Cash and cash equivalents                  $ 2,400,261        $ 1,500,622
  Accounts receivable, net                       310,986            605,150
  Inventory                                    1,071,438          1,199,536
  Prepaid items and other current assets         104,127            107,304
  Deferred tax assets                             96,691            104,380
                                               ---------          ---------
      Total Current Assets                     3,983,503          3,516,992

  Property, Plant and Equipment, Net             134,972            145,800
  Goodwill                                       153,616            153,616
  Other Intangible Assets, Net                   310,382            349,360
  Other Assets                                     4,489              5,446
                                               ---------          ---------
      Total Assets                           $ 4,586,962        $ 4,171,214
                                               =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses      $   200,662        $   191,786
  Income taxes payable                           167,959             91,400
                                                 -------            -------
      Total Current Liabilities                  368,621            283,186

Deferred Tax Liability                            13,817             19,280
                                                 -------            -------

      Total Liabilities                          382,438            302,466
                                                 -------            -------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                                       -                  -
  Common stock (no par, 20,000,000 shares
   authorized, 8,067,812 shares issued and
   outstanding at June 30, 2002 and
   September 30, 2001)                         3,748,724          3,748,724
  Retained earnings                              455,800            120,024
                                               ---------          ---------
      Total Stockholders' Equity               4,204,524          3,868,748
                                               ---------          ---------

 Total Liabilities and Stockholders' Equity  $ 4,586,962        $ 4,171,214
                                               =========          =========

___________________

See accompanying notes.

                                      [1]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                            For the Three Months Ended     For the Nine Months Ended
                                      June 30,                       June 30,
                            2002            2001           2002            2001
                            ----            ----           ----            ----

Net Sales                   $ 1,148,278     $ 1,554,642    $ 3,868,482     $ 3,871,552

Cost of Sales                   545,872         750,679      1,859,422       1,903,629
                              ---------       ---------      ---------       ---------
Gross Profit                    602,406         803,963      2,009,060       1,967,923
                              ---------       ---------      ---------       ---------
Other Costs:
 Selling, general and
 administrative                 362,176         464,846      1,154,334       1,246,184
 Research and development        70,842          83,733        242,895         277,474
 Amortization                    16,010          20,148         47,600          60,445
                                -------         -------        --------       --------
    Total Other Costs           449,028         568,727       1,444,829      1,584,103
                                -------         -------       ---------      ---------

Income from Operations          153,378         235,236         564,231        383,820

Other Income (Expense), Net       8,349           6,431          12,881         30,651
                                -------         -------         -------        -------

Income before Income Taxes      161,727         241,667         577,112        414,471

Provision for Income Taxes       71,058          86,137         241,336        157,537
                                -------         -------         -------        -------
Net Income                  $    90,669     $   155,530    $    335,776    $   256,934
                                =======         =======         =======        =======


Earnings per Share:
  Basic earnings per
   common share             $      0.01     $      0.02    $       0.04    $      0.03
                                   ====            ====            ====           ====
  Diluted earnings per
   common share             $      0.01     $      0.02    $       0.04    $      0.03
                                   ====            ====            ====           ====
  Basic common shares
   outstanding                8,067,812       8,067,812       8,067,812      8,086,635

  Diluted common shares
   outstanding                8,186,268       8,140,984       8,166,693      8,137,107

____________________

See accompanying notes.

                                      [2]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                For the Nine Months Ended
                                                          June 30,
                                                     2002           2001
                                                     ----           ----

Cash Flows from Operating Activities:
  Net income                                         $   335,776    $   256,934
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       63,125         88,905
       Write-down of property, plant and equipment         5,300              -
      Reduction of allowance for loans and advances
        to employees                                     (47,790)             -
      Interest accrued on loans and advances to
        employees                                         (2,089)        (3,508)

   Changes in assets and liabilities, net of effect from:
    (Increase) decrease in accounts receivable           294,164       (243,279)
    (Increase) decrease in inventory                     128,098       (273,665)
    Decrease in deferred tax assets                        7,689         79,174
    Increase in prepaid items and other current assets    (2,769)       (18,372)
    Decrease in other assets                                 957          1,781
    Increase in accounts payable and accrued
      expenses and income taxes payable                   85,435        155,020
    Decrease in deferred tax liability                    (5,463)       (15,587)
                                                         -------        -------
        Net cash provided by operating activities        862,433         27,403
                                                         -------        -------
Cash Flows from Investing Activities:
  Purchase of property, plant and equipment               (9,997)       (15,225)
  Purchase of intangible assets                           (8,622)             -
  Proceeds from repayment of employee loans and advances  57,261          5,650
  Loans and advances to employees                         (1,436)        (3,000)
                                                         -------         ------
        Net cash provided by (used in) investing
          activities                                      37,206        (12,575)
                                                         -------         ------
Cash Flows from Financing Activities:
  Repurchase of common stock                                   -       (110,706)
                                                         -------        -------
        Net cash used in financing activities                  -       (110,706)
                                                         -------        -------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                            899,639        (95,878)

 Cash and Cash Equivalents, beginning of period        1,500,622        965,240
                                                       ---------        -------
 Cash and Cash Equivalents, end of period            $ 2,400,261    $   869,362
                                                       =========        =======

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                         $         -    $         -
                                                        ========       ========
    Income taxes                                     $   166,050    $     2,500
                                                         =======       ========

____________________

See accompanying notes.

                                      [3]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 2002


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

The statements of operations for the three months and nine months ended June 30, 2002 and 2001 are not necessarily indicative of results for the full year.

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

                                      [4]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 2002
                                  (Continued)


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

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusions of goodwill amortization, net of the related income tax effect, follows:


                                    For the                  For the
                                Three Months Ended       Nine Months Ended
                                    June 30,                 June 30,
                                2002       2001          2002       2001
                                ----       ----          ----       ----
Reported net income             $  90,669  $ 155,530     $ 335,776  $ 256,934
Add: Goodwill amortization,
net of tax                              -      4,389             -     13,167
                                   ------    -------       -------    -------
Adjusted net income             $  90,669  $ 159,919     $ 335,776  $ 270,101
                                   ======    =======       =======    =======

Basic and dilutive net
 income per share:
  Reported net income per share-
   basic and dilutive           $    0.01  $    0.01     $    0.04  $    0.03

Add: Goodwill amortization,
      net of tax                        -          -             -          -
                                     ----       ----          ----       ----
Adjusted net income per
 share basic and dilutive       $    0.01  $    0.01     $    0.04  $    0.03
                                     ====       ====          ====       ====

                                      [5]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 2002
                                  (Continued)

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

Information regarding the Company's other intangible assets is as follows:


                          As of June 30, 2002                       As of September 30, 2001
                      -------------------------------------         ----------------------------------------
                       Gross                                        Gross
                       Carrying    Accumulated                      Carrying      Accumulated
                       Amount      Amortization   Net               Amount        Amortization    Net
                       ---------   ------------   ---               ---------     ------------    ---
Patents, trademarks,
logos, licensing
agreements            $  569,010   $  474,753     $   94,257        $  560,388    $  449,771      $  110,617

Proprietary
 know-how                452,354      236,229        216,125           452,354       213,611         238,743

Acquistion
 costs                    55,969       55,969              -            55,969        55,969               -
                         -------      -------        -------           -------       -------         -------
                      $1,077,333   $  766,951     $  310,382        $1,068,711    $  719,351      $  349,360
                       =========      =======        =======         =========       =======         =======


Amortization expense of other intangible assets was $16,010 and $15,759 for the three months ended June 30, 2002 and 2001, respectively, and $47,600 and $47,278 for the nine months ended June 30, 2002 and 2001, respectively.

                                      [6]

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 2002
                                  (Continued)


4.  COMMITMENTS AND CONTINGENCIES

During the quarter ended March 31, 2002, the Company, without admitting liabilities, entered into a settlement agreement relating to a litigation previously disclosed in the Company's financial statements for the 2001 fiscal year. Pursuant to the settlement, the Company paid the plaintiff $37,000, net of certain monies due from plaintiff, which is reflected in other costs under selling, general and administrative expenses.

                                      [7]

                         VALLEY FORGE SCIENTIFIC CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Statements in this Management's Discussion and Analysis of Financial Conditions and Results of Operations which express that we "believe", "anticipate", "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in section entitled "ADDITIONAL CAUTIONARY STATEMENTS." We do not intend to update these forward looking statements.

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

      Our patented DualWave(TM) technology is applicable to many surgical markets. Our bipolar systems are currently used to perform many types of neurosurgery, spine surgery and dental surgery. We have entered into a worldwide exclusive distribution agreement with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc., to market our neurosurgery bipolar systems. We also have entered into an exclusive distribution agreement with Bident International, L.L.C., an affiliate of Garfield Refinery, Inc., to market our Bident(R) dental bipolar system.

      Historically, we have derived a significant portion of our sales from our neurosurgery bipolar system. Sales revenue from our Bident(R) bipolar dental system commenced in fiscal year 2000. Our strategy includes expanding our patented DualWave(TM) technology in neurosurgery and other clinical areas. Our strategy also includes using our patented DualWave(TM) technology to drive sales of our complementary disposable handheld instruments and products.

                                      [8]

Results of Operations

      Results of Operations for the Three and Nine Months Ended June 30, 2002 compared to the Three and Nine Months Ended June 30, 2001.

Summary

        Sales of $1,148,278 for the three months ended June 30, 2002 were 26% less than sales of $1,554,642 for the three months June 30, 2001. Net income for the three months ended June 30, 2002 reached $90,669, compared to $155,530 for the three months ended June 30, 2001. Through June 30, 2002, we have been profitable for nine consecutive quarters.

      Sales of $3,868,482 for the nine months ended June 30, 2002 were slightly less than sales of $3,871,552 for the nine months ended June 30, 2001. Even though sales were essentially constant, net income for the nine months ended June 30, 2002 increased by 31% to $335,776 from the corresponding period in fiscal 2001.

Revenues

      For the three months ended June 30, 2002, Codman & Shurtleff accounted for 99% of our sales, as compared to 87% of sales for the three months ended March 31, 2002 and 84% of our sales for the three months ended June 30, 2001. Sales of the Bident(R) bipolar dental system, made only a minimal contribution to total sales for the three months ended June 30, 2002 as compared to 15% of sales, for the three months ended June 30, 2001. For the nine months ended June 30, 2002, sales of dental products were 10% of sales, as compared to 22% of sales, for the nine months ended June 30, 2001.

      In January 2002, our dental marketing distributor, Bident International, LLC, departed from its direct sales marketing strategy, when it entered into an agreement with ESA Associates. Under this agreement, Bident International, LLC agreed to use dealer sales representatives as the primary means of selling our Bident(R) dental system and related instruments. Results from this agreement did not meet expectations, and sales to Bident International, LLC declined over the first nine months of 2002. As a result, Bident International, LLC recently returned back to using direct sales, as the primary means of selling our Bident(R) dental system and related instruments, while continuing to nurture the training and education of the ESA Associates' dealer sales representatives as a supplement to the direct sales efforts. We, therefore, do not expect sales of dental products to begin to benefit from this change until the first quarter of fiscal 2003. Sales of our Bident(R) dental products for the remainder of fiscal 2002 are therefore anticipated to continue to be at lower levels than in fiscal 2001.

        For the three months ended June 30, 2002, sales of bipolar electrosurgical generators, irrigators and accessories accounted for approximately 60% of our sales, and sales of disposable products accounted for approximately 34% of our sales as compared to 63% and 30% of our sales, respectively, for the three months ended June 30, 2001. We anticipate variations in our product mix from quarter to quarter, based on purchasing patterns of the principal distributors of our products.

                                      [9]

Cost of Product Sales
---------------------

        Cost of sales was $545,872 for the three months, and $1,859,422 for the nine months, ended June 30, 2002, as compared with cost of sales of $750,679 for the three months, and $1,903,629 for the nine months, ended June 30, 2001. The absolute dollar decrease in cost of sales for the three and nine months ended June 30, 2002 as compared to the three and nine months ended June 30, 2001 was due to greater manufacturing efficiencies, product mix and lower sales levels in the third quarter of fiscal 2002. Gross margin increased to 52% for the three and nine months ended June 30, 2002 as compared to 52% and 51%, respectively, for the three and nine months ended June 30, 2001.

      Increases in gross margin as a percentage of sales is attributable to changes in product mix and increased manufacturing efficiency. We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, and fluctuation in manufacturing production levels and overhead costs as new products are introduced. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

Operating Expenses
------------------

      Selling, general and administrative expense decreased in absolute dollars by over $102,000 to $362,176, or 32% of sales, for three months ended June 30, 2002, from $464,846, or 30% of sales, for the three months ended June 30, 2001. For the nine months ended June 30, 2002, selling, general and administrative expenses decreased by approximately $90,000 to $1,154,334, or 30% of sales, from $1,246,184, or 32% of sales, for the nine months ended June 30, 2001. The absolute dollar decrease in selling, general and administrative expenses for the three and nine months ended June 30, 2002 was primarily attributable to increased cost cutting efforts and reduction in administrative salaries. In the future, we anticipate that selling, general and administrative expenses will increase in absolute dollar amounts as we engage in additional business development activities.

      Research and development expenses for the three and nine months ended June 30, 2002 were approximately $13,000 and $35,000, respectively, less than expenditures for the corresponding periods in fiscal 2001. Research and development expenses were 6% of sales for the three and nine months ended June 30, 2002 as compared to 5% and 7% of sales, respectively, for the three and nine months ended June 30, 2001. We continue to invest in research and development to expand our patented technological base for use in both existing and additional clinical areas. On a quarter by quarter basis, our research and development expenses may vary. While research and development expenses are lower this quarter due to completion of various phases of projects, we are preparing for increased research and development expenditures in the fourth quarter and in fiscal 2003.

Other Income/Expense, net
-------------------------

        Other income and expense, net, was $8,349 for the three months, and $12,881 for the nine months, ended June 30, 2002 as compared to $6,431 for the three months, and $30,651 for the nine months, ended June 30, 2001. These changes were primarily attributable to a reduction in interest rates and an increase in non-operating expenses. At June 30, 2002, we had $2,400,261 in cash and cash equivalents as compared to $869,362 at June 30, 2001.

                                      [10]

Income Tax Provision
--------------------

        The provision for income taxes was $71,058 for the three months, and $241,336 for the nine months, ended June 30, 2002 as compared to a provision of $86,137 for the three months, and $157,537 for the nine months, ended June 30, 2001.

Net Income
----------

        As a result of the foregoing, for the three months ended June 30, 2002 our net income was $90,669, or a 42% decrease from net income of $155,530 for the three months ended June 30, 2001. Net income of $335,776 for the nine months ended June 30, 2002, however, was 31% greater than net income of $256,934 for the nine months ended June 30, 2001. Basic and diluted income per share was $.01 for the three months, and $.04 for the nine months, ended June 30, 2002 as compared to $.02 for the three months, and $.03 for the nine months, ended June 30, 2001. Net income for the current fiscal year reflects an increase in gross margin and a decrease in our selling, general and administrative expenses and research and development expenses. Although we have been profitable on a quarterly basis since the third quarter of fiscal 2000, due to our operating history and numerous other factors, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources
-------------------------------

        At June 30, 2002, we had $3,614,882 in working capital compared to $3,233,800 at June 30, 2001. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances, as well as our borrowing ability. The cash and cash equivalents are highly liquid with original maturities of ninety days or less.

          Cash generated by operating activities was $862,433 for nine months ended June 30, 2002, which was mainly attributable to operating profits, a decrease in inventory of $128,098, a decrease in accounts receivable of $294,164 and an increase in accounts payable, accrued expenses and income taxes payable of $85,435. The decrease in accounts receivable was principally due to an improved collection process, timing of shipments and reduced sales levels for the third quarter of fiscal 2002.

        Inventories decreased by $128,098 during the nine months ended June 30, 2002 to a total of $1,071,438. Inventories were kept at these levels primarily to support existing and anticipated increasing sales activity.

        Cash generated by investing was $37,206 for the nine months ended June 30, 2002, which is mainly attributable to proceeds of $57,261 received from repayment of employee loans and advances. At June 30, 2002, we had cash and cash equivalents of $2,400,261.

        At June 30, 2002, we plan to finance our operating and capital needs principally with cash from sales, cash, cash equivalents, and related interest and existing capital resources, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the success in commercializing our existing products, development and commercialization of products in fields other than neurosurgery and the dental market, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

                                      [11]


        We have a line of credit of $1,000,000 with First Union National Bank which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,000,000. At June 30, 2002, there was no outstanding balance on this line.

Forward Looking Statements
--------------------------

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

Our Products are Extensively Regulated Which Could Delay Product Introduction or
-------------------------------------------------------------------------------
Halt Sales
----------

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

                                      [13]

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

Our Operating Results May Fluctuate
-----------------------------------

      Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

*  the introduction of new products;
*  the level of market acceptance of our products;
*  achievement of research and development milestones;
* timing of the receipt of orders from, and product shipments to, our distributors;
*  timing of expenditures;
*  delays in educating and training our distributors' sales force;
*  manufacturing or supply delays;
*  product returns; and
*  receipt of necessary regulation approval.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits
               None

     (b)       Current Reports on Form 8-K
               None

                                      [14]

                         VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          VALLEY FORGE SCIENTIFIC CORP.


Date:   August 12, 2002                   By:  /s/ Jerry L. Malis
                                          -----------------------
                                          Jerry L. Malis, President
                                          (principal financial officer)