Form 10-K
period 2002-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 2002-12-30
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2002.
                               OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from -------- to--------

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

                                               Name of Each Exchange
          Title of Each Class                  on which Registered
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

                    Yes  [X]            No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                    Yes [ ]      No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing bid and ask prices as reported by the Nasdaq system on December 13, 2002 was $6,336,774.

At December 13, 2002 there were 8,024,312 shares of the Registrant's Common Stock outstanding.

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

                         VALLEY FORGE SCIENTIFIC CORP.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
                               TABLE OF CONTENTS

                                     PART I


                                                                       PAGE
                                                                       ----

Item 1.  Business                                                         1

Item 2.  Properties                                                      16

Item 3.  Legal Proceedings                                               16

Item 4.  Submission of Matters to a Vote of Security Holders             16


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stock
          holder Matters                                                 16

Item 6.  Selected Financial Data                                         17

Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                       17

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk     26

Item 8.  Financial Statements and Supplementary Data                     26

Item  9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                          26


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant             26

Item 11.  Executive Compensation                                         26

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                    26

Item 13.  Certain Relationships and Related Transactions                 26

                                    PART IV

Item 14.  Controls and Procedures                                        26

Item 15.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                   27

     Bident(R) is our registered trademark and DualWave(TM) is our trade name. MALIS(R) is the trademark of Dr. Leonard I. Malis. All other trademarks or trade names referred to in this Report are the property of their respective owners.


                                      (i)

                         VALLEY FORGE SCIENTIFIC CORP.

                                     PART I
                                     ------
Item 1.  BUSINESS
         --------

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

Nature of Our Business

     Valley Forge Scientific, which was incorporated on March 27, 1980,designs, develops, manufactures and sells medical devices. Our core business is in our bipolar electrosurgical generators and related instrumentation, based on our DualWave(TM) technology. Our DualWave(TM) technology involves the use of two waveforms, one to perform bipolar cutting of tissue and the other to perform bipolar coagulation, or sealing, of blood vessels. Our bipolar systems are designed to replace other surgical tools, such as monopolar systems, lasers and conventional scalpels used in soft tissue surgery.

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

     Bipolar electrosurgery is descriptive of the means of current delivery to the patient. Bipolar electrosurgery employs a unique delivery system to overcome the safety hazards associated with the grounding pad in monopolar electrosurgery. In bipolar electrosurgery a handheld instrument with two electrodes is used to deliver the current to soft tissue and blood vessels. The electrodes are closely juxtaposed, so that current flows only between the electrodes, affecting only the tissue or blood vessel between the electrodes. Current is confined to the immediate surgical site so that no grounding pad is required and peripheral tissue damage is virtually eliminated.

     Our bipolar electrosurgery system, provides the surgeon one waveform to safely and precisely cut, core and divide tissue and another waveform to provide a gentle and precise coagulation. Our cutting waveform uses molecular resonance to cut, instead of heat through an advancing spark, which is used in monopolar systems. With the virtual elimination of heat and current spread, our technology can be used anywhere in the human body safely, specifically the

                                      [1]
brain and spine. Our unique coagulation waveform uses a totally aperiodic and non-rhythmic waveform, eliminating the molecular resonance and the possibility of inadvertently cutting tissue when the surgeon intends to coagulate. These precise and differentiated waveforms allow surgeons to work in direct contact with nerves, blood vessels, bone and metal implants without the inherent dangers associated with other methods of electrosurgery.

     Our bipolar systems consist of a solid state microprocessor controlled generator, utilizing our DualWave(TM) bipolar circuitry technology, an array of disposable hand-held instruments to perform a variety of surgical procedures, single-use disposable cords which attach the hand-held bipolar instrument to the generator and other modules and accessories.

     We do not market or sell our products directly to the end users. Our neurosurgery bipolar systems, which are used by neurosurgeons worldwide, are marketed by Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc. Our Bident(R) bipolar dental system is marketed by Bident International, L.L.C. pursuant to a distribution agreement. We have recently decided to change the marketing plan for our dental products and are in the process of terminating our distribution agreement with Bident International, LLC. Our new marketing plan focuses on direct marketing and sales of our Bident(R) bipolar dental system to national dental product dealers. We believe this plan will achieve greater market penetration of our products in the dental market.

       Our strategy is to expand our product offerings in neurosurgery, increase sales of our Bident(R) bipolar dental system by directly selling our products to an expanded based of national dental product dealers and broaden the market for our products in other clinical and surgical markets that have a need for bipolar electrosurgery. Our strategy also includes using our DualWave(TM) technology and sales of our bipolar generators to drive sales of complementary disposable hand-held instruments and products.

       Our neurosurgery bipolar systems, which were first introduced into the market by Codman & Shurtleff in 1983, account for a significant amount of our sales.

     We have 510(k) clearance to market our bipolar electrosurgical generators and disposable instrumentation, based on our DualWave(TM) technology, from the United States Food and Drug Administration, the FDA. Our Bident(R) bipolar dental system has also been granted 510(k) clearance to market by the FDA. Our neurosurgery bipolar system is CE marked, which is a requirement to sell the product in most of Western Europe.

     To complement the sales of our bipolar systems, we also manufacture for sale titanium surgical mesh for repair of the skull and a natural dental preparation for use in healing and lessening post surgical discomfort. As markets for our bipolar systems expand, we may manufacture and sell other complementary products.

Our Business Strategy

     Our objective is to expand upon the success of our DualWave(TM) technology in neurosurgery and to broaden the market for our bipolar systems and bipolar instrumentation in the dental market and other clinical and surgical markets. Our strategies to achieve this goal are as follows:

                                      [2]

     Expansion of Our Product Base. We plan to continue to aggressively proceed in the development of additional products based on our DualWave(TM) technology and develop new technologies to satisfy the needs of the medical community. By working with leading practitioners in their fields, we look to refine existing features and develop new features, enhancements and new instrumentation to provide surgeons with more functionality.

     Expansion of the Use of Our Bipolar(R) Systems Based on Our DualWave(TM) Technology. Building upon our DualWave(TM) technology and its use in neurosurgery and the dental market, we continue to research market potential and product refinement opportunities for additional clinical applications of our DualWave(TM) technology. Potential fields include: general surgery, minimally invasive applications in various clinical fields, maxillofacial surgery, ENT, plastic surgery and other intracranial applications.

     Use Our Generators to Drive Disposable Product Sales. The sales of our disposable hand-held instruments and disposable tubing sets are influenced by three factors: the increased installed base of our bipolar generators, the increased product offerings of disposables and physician acceptance of our products. As new types of disposable hand-held instruments are introduced into the neurosurgery market and as more bipolar generators are sold in the dental market and other clinical markets, we expect sales of complementary disposable hand-held instruments and cord and tubing sets to increase.

     Continue to Establish Strategic Distribution Relationships to Commercialize Our Product Offerings. We enter into distribution contracts with third party companies to market our products to end-users. In neurosurgery, we have chosen to contract with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc., to market and distribute our products. In the dental market we recently decided to change our marketing plan, and we are now establishing direct marketing relationships with national dental product dealers to sell our Bident(R) bipolar dental system. In September 2002, we entered into a development agreement with Stryker Corporation for a new product for use in a field outside of the neurosurgery and dental fields.

     In neurosurgery, there are numerous published clinical reports and follow-up studies on the use of our system, which support the marketing efforts of our neurosurgery bipolar systems. In dentistry, leading practitioners have written numerous articles and clinical reports supporting the use of our system. We intend to utilize the reports and studies currently published for marketing in other fields, however, we will need continued recommendations and endorsements by influential surgeons for market acceptance of our bipolar systems in fields other than neurosurgery and for market acceptance of our disposable hand-held instruments and other new product offerings in the field of neurosurgery.

Electrosurgery

     Surgical procedures are performed using a variety of methods and instruments, including electrosurgical generators. Electrosurgical generators perform two specific functions, tissue cutting and coagulation (sealing) of blood vessels.

                                      [3]

     The application of hot cautery to seal blood vessels has been in existence for more than 5,000 years. Early cauterization techniques employed iron instruments heated in an open flame, then introduced into the wound. The electrosurgical generator was first introduced in 1924, by noted neurosurgeon, Dr. Harvey Cushing, who partnered with a Harvard University physicist, Dr. William Bovie, to design a spark gap electrosurgical generator. The generator worked by advancing a spark to tissue, to generate heat, providing cauterization.

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

Bipolar Electrosurgical Systems

     Bipolar electrosurgery is descriptive of the means of current delivery to the patient. In bipolar systems, the RF sine wave is generated, and delivered to the surgical site via a handheld instrument that provides the "active" and "return" electrodes. The electricity generated is applied only to the tissue between the two electrodes of the instrument. The electricity is returned to the generator through the instrument, removing the patient from the electrical circuit and eliminating not only the need for a grounding pad, but the inherent safety hazards associated with monopolar electrosurgery.

                                      [4]

        We believe that the use of only one waveform to perform both functions of cutting and coagulation is not as safe as using one waveform for coagulation and another waveform for cutting, such as provided by our Dualwave(TM) generators. By using one waveform, there is always the potential to cut when the surgeon is trying to coagulate, and thus perforate blood vessels inadvertently. Our DualWave(TM) bipolar electrosurgical generators use two waveforms to perform the two separate and distinct functions of cutting and coagulation.

Valley Forge Scientific Technology

     The foundation of our bipolar electrosurgical systems lies in our DualWave(TM) technology. Using our DualWave(TM) technology, our bipolar generators are able to deliver two separate waveforms to perform the two separate and distinct functions of cutting and coagulation.

       We do not believe that it is either safe or effective to use the same waveform for coagulation that is used for cutting. With the virtual elimination of heat and current spread, our technology can be used in direct contact with nerves, bones, blood vessels and metal implants, and can be used anywhere in the human body safely, specifically the brain and spine.

     Our bipolar systems consist of a solid state microprocessor controlled generator, utilizing our DualWave(TM) technology, an array of disposable hand-held bipolar instruments, which perform a variety of surgical and dental procedures, and single-use disposable cords, which attach the hand-held bipolar instrument to the generator. We also develop, manufacture and sell modules and other accessories to handle specific functions required by a particular surgical discipline. For example, in neurosurgery we sell an irrigation module, which allows the neurosurgeon to pump a saline solution into the surgical field while cutting tissue or coagulating blood vessels, and a specially designed single-use plastic tube set, which connects the electrical current from the generator and fluid from the irrigation module to the hand-held instrument.

     Our cutting waveform uses molecular resonance to cut, rather than heat through an advancing spark. Our generator contains a rigidly stabilized voltage control to provide an extremely gentle cut, using about one fifth the power of other generators. The cutting current, which is delivered only to the tissue between the two electrodes of the instrument, offers safety advantages by the absence of current spread and markedly reduced heating of adjacent tissues. This makes our product safe to use in all areas of the human body, specifically in the most sensitive areas, the brain and the spine.

     Our coagulation waveform is unique in that it is totally aperiodic and nonrhythmic. The timing of electrical bursts within the waveform are randomly spaced, and the waveform itself is random in timing so that it is truly aperiodic. Regardless of how high the voltage setting of the unit, or how long the surgeon applies the current, the coagulation waveform simply will not cut. Our strictly regulated constant voltage supply allows for precise, gentle and progressive coagulation in either totally dry or fully irrigated fields, including fields totally submerged in saline. These effects are produced in our generators through the lowest possible output impedance.

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

                                      [5]

      We believe that our bipolar systems, using our DualWave(TM) technology, can be used in all procedures involving cutting tissue or coagulating blood vessels throughout the human body.

       Our neurosurgery bipolar systems, which were first introduced into the market by Codman & Shurtleff in 1983, account for a significant amount of our sales. To date, a total of seven neurosurgical disposable hand-held instruments utilizing our DualWave(TM) technology have been developed. We are discussing with Codman & Shurtleff, Inc. refining and expanding our disposable instrument product offering for re-introduction in 2003.

     Our Bident(R) bipolar dental system was introduced into the dental market by Bident International, L.L.C. in 1999. We have recently decided to change the marketing plan for our dental products and are in the process of terminating our distribution agreement with Bident International, LLC. Our new marketing plan focuses on direct marketing and sales of our Bident(R) bipolar dental system to national dental product dealers. We feel that this marketing plan will achieve greater market penetration of our products in the dental market. We are in the early stages of establishing the infrastructure to support our dental dealer marketing effort and we have planned a marketing campaign for the first half of calendar 2003 targeting dentists, periodontists and oral surgeons, with a direct consumer approach.

The Neurosurgery Market

     There are more than 3,600 Board Certified Neurological Surgeons, neurosurgeons, in the United States, and more than 5,800 worldwide. Neurological surgery is a medical specialty dealing with disorders of the brain, skull, spinal cord, cranial and spinal nerves, the autonomic nervous system and the pituitary gland. It is believed that approximately 500,000 brain and spine surgery procedures are performed each year in the United States. The American Academy of Neurological Surgeon has published a survey of United States procedural statistics for 1999. In that survey, it is reported that approximately 533,000 spine procedures and 220,000 cranial procedures were performed in 1999.

      A prominent use of bipolar electrosurgical instrumentation in neurosurgery is tumor removal. There are over 100 different types of brain tumors. More than 180,000 Americans are diagnosed with brain tumors each year. The most common brain tumors in adults are: glioblastoma, meningioma, and oligodendroglioma. Approximately 2,200 children are diagnosed with a brain tumor each year, with the most common being medulloblastoma and astrocytoma. The first line of treatment for these tumors is typically surgical removal of the tumor.

     For each bipolar neurosurgical procedure, the neurosurgeon needs a hand-held instrument that will cut, divide, core or remove tissue and tumors and coagulate blood vessels. The neurosurgeon also needs to connect that instrument with a cord/tubing set to the bipolar generator and irrigation unit, which provides fluids to the surgical site. This area of practice demands that the cord/tubing sets be single-use. We believe that as neurosurgeons are educated on the functionality and cost advantages of our disposable neurosurgical hand-held instruments, our sales of these instruments will increase.

                                      [6]

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

Our Neurosurgery Bipolar Systems.
--------------------------------
     Our neurosurgery bipolar systems, which were developed in conjunction with Dr. Malis, are used to cut, core and divide tissue and tumors and coagulate blood vessels in the brain and spine. Our neurosurgery bipolar systems, which are marketed and sold by Codman & Shurtleff, Inc. to end users under the MALIS(R) tradename, are used by neurosurgeons worldwide.

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

     Our bipolar generator delivers our DualWave(TM) bipolar cutting and bipolar coagulation through radio frequency waveforms. Our irrigation modules deliver fluids, such as saline, to the surgical field through a hand-held instrument. Surgeons can use our disposable bipolar hand-held instruments to cut tissue and to seal blood vessels in an irrigated surgical field. The surgeon can control the mode of operation with the foot pedal and power setting with keys on the front panel of the controller.

      Our disposable bipolar hand-held instruments are approved for sale in various tip sizes and shapes. We have developed seven different models of disposable hand-held instruments for neurosurgery, which provide the surgeon control and precision for different procedures during surgery. We believe that the typical use per surgical procedure is one to two disposable instruments and one disposable cord/tubing set.

     Our current neurosurgery products consist of the following:

          Generators/Irrigators
          ---------------------

     *    MALIS(R) CMC-III Bipolar Generator (High power cutting/coagulation)
     *    MALIS(R) Bipolar Synergy Generator (Low power coagulation)
     *    MALIS(R) Irrigation Module

          Disposable Instrumentation and Cord sets
          ----------------------------------------

     *    MALIS(R) Bipolar Cutting Loops - 3x5mm
     *    MALIS(R) Bipolar Cutting Loops - 5x5mm
     *    MALIS(R) Bipolar Cutting Loops - 5x10mm
     *    MALIS(R) Bipolar Cutting Loops - 10x10mm
     *    MALIS(R) Bipolar Cutting Pen
     *    MALIS(R) Bipolar Coagulation Ball - 3mm
     *    MALIS(R) Bipolar Coagulation Ball - 5mm
     *    MALIS(R) Bipolar Cord/Irrigation Tubing Set
     *    MALIS(R) Bipolar Cord

                                      [7]

The Dental Market

     There are an estimated 150,000 professionally active dentists in the United States. As primary oral health care providers, approximately 80% of dentists are generalists, and approximately 20% are specialists. More than 90% of active dentists are in private practice. There are approximately 55 dental schools in the U.S. and Canada, and in 1999, there were over 17,000 students enrolled in U.S. dental schools.

     There are currently more than 20 different bipolar electrosurgical procedures with American Dental Association, ADA, codes eligible for insurance reimbursement. Examples of commonly performed procedures include:

     *    Gingivectomey / Gingivoplasty (surgical treatment of gingivitis),
     *    Connective tissue graft,
     *    Surgical removal of residual tooth roots,
     *    Crown and bridge preparation,
     *    Biopsy of oral tissue,
     *    Excision of cysts or tumors, benign and malignant, and
     *    Surgical removal of impacted or erupted tooth.

Our Bident(R) Bipolar Dental System
-----------------------------------

     Our Bident(R) bipolar dental system uses the same DualWave(TM) technology used in our neurosurgery bipolar systems to allow dentists to work in direct contact with metal implants, nerves, bone and blood vessels, essentially eliminating collateral tissue damage from current spread and heat buildup. Our Bident(R) bipolar dental system is marketed by Bident International, L.L.C. pursuant to a distribution agreement. We have recently decided to change the marketing plan for our dental products and are in the process of terminating our distribution agreement with Bident International, LLC. Our new marketing plan focuses on direct marketing and sales of our Bident(R) bipolar dental system to national dental product dealers.

     Dentists,similar to neurosurgeons, are particularly affected by the limitations of monopolar electrosurgical systems to work safely around metal implants, bone, nerves and blood vessels due to the nature of delicate structures they work within. We believe, the elimination of the grounding pad through bipolar delivery of our current to cut and coagulate in our Bident(R) bipolar dental system is also an important factor to dentists concerned with both safety, and patient perception/fear of the equipment used in the general dentistry setting.

                                      [8]


     Our Bident(R) bipolar dental system is a surgical device, which performs two separate functions: bipolar tissue cutting and bipolar coagulation of blood vessels. The size, features and overall power output of the generator itself is different than our neurosurgery bipolar system, to meet the need for a cost effective, office style generator for the dentist. The system is comprised of the electrosurgical generator, foot pedal, connecting cables and an array of disposable bipolar hand-held instruments, which are attached to the generator via a single use bipolar cord.

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

     Our current bipolar dental products consist of the following:

          Generator
          ---------
     *    Bident Bipolar Surgical System

          Bipolar Instrument and Cord Sets
          --------------------------------
     *    Bipolar Flap Access Pen
     *    Bipolar Gingivoplasty Pen
     *    Bipolar Gingivectomy Pen
     *    Bipolar Gingival Troughing Pen 5 mm (.012")
     *    Bipolar Gingivectomy Pen (.020")
     *    Bipolar Coagulating Ball 3mm
     *    Bipolar Coagulating Ball 3mm (30 degrees)
     *    Bipolar Gingivoplasty Loop 1.5x9mm
     *    Bipolar Gingivoplasty Loop 1.5x9mm (30 degrees)
     *    Bipolar Gingivoplasty Loop 3x5mm
     *    Bipolar Gingivoplasty Loop 3x5mm (30 degrees)
     *    Bipolar Gingivoplasty Loop 3x8mm
     *    Bipolar Gingivoplasty Loop 3x8mm (30 degrees)
     *    Bipolar Gingivoplasty Loop 5x5mm
     *    Bipolar Gingivoplasty Loop 5x5mm (30 degrees)
     *    Bipolar Cord Set

Other Surgical Markets

      Building upon our DualWave(TM) technology and its use in neurosurgery, our strategy is to expand the market for our bipolar systems and disposable bipolar products in other clinical and surgical markets that have a need for bipolar electrosurgery. We continue to research market potential and product refinement opportunities for additional clinical applications of our DualWave(TM) technology. Potential fields include: general surgery, minimally invasive applications in various clinical fields, maxillofacial surgery, ENT, plastic surgery and other intracranial applications. As we open new markets, we plan to select national/international leading medical sales organizations specializing in the applicable field(s) to launch our bipolar systems in the market place.

                                      [9]

Manufacturing and Supplies

      The manufacturing of our bipolar generators and irrigation systems have been conducted by our wholly-owned subsidiary, Diversified Electronics Company, Inc., in Philadelphia, Pennsylvania. Effective October 1, 2002, the operations of Diversified Electronics Company, Inc. were merged with Valley Forge Scientific's operations. Our products are manufactured from several components, most of which are supplied to us by third parties. Most of the components we use in the manufacture of our products are available from more than one supplier. For some components, however, there are relatively few alternate sources of supply and we rely upon single source suppliers or contract manufacturers. For example, we currently subcontract the manufacturing of our disposable instruments with a single contract manufacturer and we subcontract the manufacture of our disposable cord and tube sets with a single manufacturer. Our profit margins and our ability to develop and deliver such products on a timely basis may be adversely affected by the lack of alternative sources of supply.

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

Marketing and Sales

     We do not directly market or sell our products to end-users. Instead, we sell almost all of our products to or through national/international distributors.

     Codman & Shurtleff, Inc. For almost twenty years, we have entered into distribution agreements with Codman & Shurtleff, Inc. to sell and distribute our products in the field of neurosurgery. On December 11, 2000, we entered into a new distribution agreement with Codman & Shurtleff, Inc. under which Codman & Shurtleff, Inc. was granted the exclusive worldwide right to sell our bipolar neurosurgery system and certain other products in the fields of neurocranial and neurospinal surgery through December 31, 2003 on the condition that Codman & Shurtleff, Inc. makes minimum purchases of $4,000,000 per calendar year, as may be adjusted by mutual agreement of the parties. If Codman & Shurtleff, Inc. fails to satisfy the minimum purchase obligations, our remedy is to terminate the agreement or convert it to a nonexclusive agreement. We primarily perform product development, manufacturing and clinical and regulatory functions for our neurosurgery bipolar systems.

      For the 2002, 2001 and 2000 fiscal years, we had sales to Codman & Shurtleff, Inc. of approximately $4,515,000, $4,169,000 and $3,696,000, respectively. Orders are generally filled on a current basis in each calendar year. Approximately 90% of our sales revenue was derived from sales to Codman & Shurtleff, Inc. in fiscal 2002 and approximately 79% and 84% of our sales were derived from sales to Codman & Shurtleff, Inc. in fiscal 2001 and 2000, respectively. Codman & Shurtleff, Inc. also sells its own passive hand-held instruments under the MALIS(R) tradename which are used in conjunction with our neurosurgery bipolar system.

                                      [10]

     Bident International, L.L.C. In 1999, we entered into a supply and distribution agreement with Bident International, L.L.C., an affiliate of Garfield Refining Company, covering the sale of our Bident(R) bipolar dental system in the field of dentistry. We have recently decided to change the marketing plan for our dental products and are in the process of terminating our distribution agreement with Bident International, LLC.

     Boston Scientific Corporation. In 1993, we entered into a supply and distribution agreement with Boston Scientific Corporation covering the exclusive worldwide marketing rights of our bipolar coagulators for use in the fields of gastroenterology and endoscopy, through March 2002. In Feburary 2002, we terminated this agreement by mutual consent and entered into a new agreement with Boston Scientific Corporation to provide primarily product support for the installed base of Boston Scientific's "Symmetry Endo-Bipolar Generator" and the Mini- Symmetry(TM) generators.

     Our neurosurgery bipolar systems are sold in certain foreign markets by Codman & Shurtleff, Inc. Prior to sales in certain foreign markets, we will need to comply with applicable foreign government regulations.

     Our business is not affected to any material extent by seasonal factors.

Competition

      We believe that principal competitive factors with our bipolar products are product features and quality, safety, ease of use, cost, acceptance by leading physicians, and improved patient outcomes. We believe that our DualWave(TM) technology, which delivers both bipolar cutting and bipolar coagulation with two separate waveforms, distinguishes our bipolar electrosurgical systems from electrosurgical systems sold by other entities, which do not offer both bipolar cutting and bipolar coagulation. We believe that our unique bipolar electrosurgical products offer enhanced capabilities and safety advantages as compared to other electrosurgical systems.

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

Neurosurgery
------------

      In neurosurgery, we believe that we are the principal manufacturer of bipolar electrosurgical systems. Our neurosurgery bipolar system competes against manufacturers of electrosurgical systems, including ValleyLab and Erbe. In addition, we compete with other technologies and a variety of tissue removal systems designed for removing brain and cranial-based tumors, such as an ultrasonic tissue aspiration system also manufactured by ValleyLab.

                                      [11]

Dental Market
-------------

      In the dental market, we believe that we are the only manufacturer of bipolar electrosurgical systems. Our Bident(R) bipolar dental system competes with monopolar electrosurgical systems manufactured by Ellman, and laser and other monopolar electrosurgical systems manufactured by other companies.

Other Surgical Markets
----------------------

      In other surgical markets, our bipolar generator and disposable instruments will compete with large companies, such as ValleyLab, Ellman and Conmed, which manufacture and sell electrosurgical medical devices. Our systems will also compete with laser systems and other technologies manufactured or utilized by other companies.

Research and Development

      We are continually working on enhancements to our generator products and on new disposable instrumentation along with other products to meet the needs of surgeons in various surgical disciplines. We also are exploring new applications for our DualWave(TM) technology in other clinical and surgical markets. In September 2002, we entered into a development agreement with Stryker Corporation for a new product for use in a field outside of the neurosurgery and dental fields.

     For the 2002, 2001 and 2000 fiscal years, we expended $360,111, $352,773 and $338,318, respectively, for research and development. We anticipate that we will continue to incur research and development costs in connection with development of products.

     Substantially all of our research and development is conducted internally. In the 2003 fiscal year, we anticipate that we will fund all our research and development with current assets and cash flows from operations.

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

                                      [12]

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

       For European distribution, we have received ISO 9001 certification for our neurosurgery bipolar system and are allowed to use the CE mark on our neurosurgery bipolar system after assembling appropriate documentation. Failure to maintain the CE Mark will preclude our distributor from selling our products in Europe. We cannot assure you that we will be successful in maintaining certification requirements.

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

                                      [13]

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

Patents and Trademarks

      Our ability to compete in an effective manner depends in part on developing and maintaining proprietary aspects of our bipolar technology. We own two principal United States patents that are directed towards our DualWave(TM) bipolar technology used in our bipolar electrosurgical systems. Our first patent, which was issued on May 27, 1986, is set to expire on May 27, 2003. Our second patent was issued on June 17, 1994. Since our current bipolar electrosurgical generators are based on the combination of both of these patents and other know-how and trade secrets, we do not believe that the expiration of our first patent will adversely affect our business.

     We also own two United States patents, which are used in our disposable hand-held bipolar instruments, and we have applied for United States patents on additional disposable instrumentation and electronic circuitry. Our practice and experience is to apply for patents that are important to the development or sale of a product.

     Dr. Leonard I. Malis, one our principal shareholders and directors, has also entered into an agreement with us to license the MALIS(R) trademark to us, at no cost, to the extent the name has not been licensed to Codman & Shurtleff, Inc.

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

                                      [14]

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

Employees

      At September 30, 2002, we and our subsidiaries had 22 full-time employees, including executive officers. From time to time we retain part-time employees, engineering consultants, scientists and other consultants. All full-time employees participate in our health benefit plan. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

Forward Looking Statements

      The information provided in this report may contain forward looking statements or statements which arguably imply or suggest certain things about our future. These include, but are not limited to statements about: (1) any competitive advantage we may have as a result of our installed base of electrosurgical generators in the field of neurosurgery; (2) our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; (3) the future success of products and disposable instrumentation in the field of neurosurgery and the dental market; and (4) our ability to attract distributors for our products outside of neurosurgery, and the acceptance and continued acceptance of our products in those markets. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. Investors are advised to review the Additional Cautionary Statements section, which follows the Management's Discussion and Analysis of Financial Condition and Results of Operations section (Item 7) of this Report, for more information about risks that could affect our financial results.

                                      [15]

Item 2.        PROPERTIES.
               ----------

     We currently lease approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,716 (with increases based on increases in the producer price index) in an office building in Oaks, Pennsylvania, approximately 12 miles northwest of Philadelphia, Pennsylvania. The current lease is for a term of five years ending June 30, 2005. Our manufacturing operations are conducted in a building owned by our wholly owned subsidiary, Diversified Electronics Company, Inc., with approximately 15,000 square feet in Philadelphia, Pennsylvania.

Item 3.        LEGAL PROCEEDINGS.
               -----------------

      From time to time we are subject to litigation claims. As of September 30, 2002, there are no material pending legal proceedings to which we are a party or to which any of our property is the subject.

      On September 19, 2002, we were served with a Complaint that was filed in the Superior Court of the State of Arizona, County of Maricopa entitled
Jeffrey Turner and Cathryn Turner, husband and wife, individually, and on
-------------------------------------------------------------------------
behalf of Morgan Rose Turner, a Minor v. Phoenix Children's Hospital, Inc.,
---------------------------------------------------------------------------
Valley Forge Scientific Corp., et al (CV 2002-010791)
------------------------------------
in which we are named as one of the defendants. The plaintiff seeks an unspecified amount of damages for alleged injuries sustained in a surgery that took place in June 2000. Our products liability insurance carrier is providing our defense in this matter. In an answer that was filed on November 26, 2002, we deny any liability. We will vigorously defend ourselves in this matter.

Item  4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               ---------------------------------------------------

      No matters were submitted to a vote of the securityholders during the fourth quarter of fiscal year 2002.

                             PART II
                             -------

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY
               -------------------------------------
               AND RELATED STOCKHOLDER MATTERS.
               -------------------------------

      Our Common Stock, no par value, is quoted on the Boston Stock Exchange under the symbol VLF, and traded in the over-the- counter market, and is included in the Nasdaq - Small Cap Issues under the symbol "VLFG." The table below sets forth the range of high and low closing bid quotations per share of Common Stock as reported on Nasdaq. Quotations represent prices between dealers and do not necessarily represent actual transactions. None of the prices shown reflect retail mark-ups, mark-downs, or commissions.


COMMON STOCK                       High-Bid       Low-Bid

     Fiscal 2002:
          First Quarter ..........    $2.95        $2.20
          Second Quarter..........     3.15         2.20
          Third Quarter...........     3.05         2.38
          Fourth Quarter..........     2.60         1.26

     Fiscal 2001:
          First Quarter...........    $1.63        $0.87
          Second Quarter..........     3.25         1.34
          Third Quarter...........     3.25         1.06
          Fourth Quarter..........     3.20         2.75

       At December 13, 2002, we had 107 shareholders of record.

      We have not paid any dividends to date, nor do we expect to do so in the foreseeable future.

                                      [16]

Item 6.        SELECTED FINANCIAL DATA

      The selected financial data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing elsewhere in this Form 10-K.

Statement of Operations Data:
 For Fiscal Year Ended:
 ---------------------
                         2002       2001       2000        1999        1998
                         ----       ----       ----        ----        ----

Net Sales             $5,021,931 $5,263,938 $4,397,939  $3,721,528  $3,879,977

Income (loss) from
Operations               632,000    485,746   (110,817)   (197,810)    (63,521)

Net Income (loss)     $  380,527 $  330,221  $ (54,312) $ (124,973) $  (34,374)
                      ========== ==========  =========  ==========  ==========
Basic Earnings (loss)
per share                  $0.05      $0.04     $(0.01)     $(0.02)     $(0.00)
                           =====      =====     ======      ======      ======
Diluted Earnings
(loss) per share           $0.05      $0.04     $(0.01)     $(0.02)     $(0.00)
                           =====      =====     ======      ======      ======

Balance Sheet Data:
  At September 30,       2002       2001       2000       1999        1998
  ---------------        ----       ----       ----       ----        ----

Current Assets        $3,981,746 $3,516,992 $3,093,698 $3,161,394  $3,216,510

Total Assets           4,570,035  4,171,214  3,852,079  4,034,443   4,204,211

Current Liabilities      353,281    283,186    182,185    166,618     161,120

Long Term Liabilities     14,357     19,280     20,661     16,885      18,445
Retained Earnings
(deficit)                500,551    120,024   (210,197)  (155,885)    (30,912)

Stockholders' Equity   4,202,397  3,868,746  3,649,233  3,850,940   4,024,646


Item  7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                 CONDITION AND RESULTS OF OPERATIONS
                 ----------------------------------

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that we "believe," "anticipate," "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in "ADDITIONAL CAUTIONARY STATEMENTS section in this Item 7. We do not intend to update these forward looking statements.

                                      [17]

Overview

     We design, develop, manufacture and sell medical devices. Our core business is in our bipolar electrosurgical generators and related instrumentation, based on our DualWave(TM) technology. Our bipolar systems allow a surgeon or dentist to cut tissue in a manner that minimizes collateral damage to surrounding healthy tissue and to coagulate blood vessels quickly, safely and efficiently. By essentially eliminating damage to surrounding healthy tissue, the surgeon can work safely in direct contact with nerves, blood vessels, bone and metal implants. Our bipolar systems are designed to replace other surgical tools, such as monopolar systems, lasers and conventional instruments, used in soft tissue surgery.

     Our DualWave(TM) technology is applicable to many surgical markets. Our bipolar systems are currently used to perform many types of neurosurgery, spine surgery and dental surgery. We have entered into a worldwide exclusive distribution agreement with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc., to market our neurosurgery bipolar systems.

     Historically, we have derived a significant portion of our sales from our neurosurgery bipolar system. Sales revenue from our Bident(R) bipolar dental system commenced in the 2000 fiscal year. Our strategy is to increase sales of our Bident(R) bipolar dental system by directly selling our products to an expanded base of national dental product dealers, expand the offerings of products in the field of neurosurgery and broaden the market for our products in other clinical and surgical markets that have a need for bipolar electrosurgery. Our strategy also includes using our DualWave(TM) technology and sales of our bipolar generators to drive sales of complementary disposable hand-held instruments and products.

Critical Accounting Policies and Estimates

      The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to product returns, bad debts, inventory valuation, impairments of tangible and intangible assets, income taxes, warranty obligations, other accruals, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

                                      [18]

      We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      We provide for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected primarily by product that does not meet specifications and performance requirements within the applicable warranty period and any related costs of addressing such matters. Should actual incidences of product not meeting specifications and performance requirements differ from our estimates, revisions to the estimated warranty liability may be required.

      We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or unmarketable inventory. An inventory reserve is maintained based upon historical data of actual inventory written off and for known conditions and circumstances. Should actual product marketability be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required.

      In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we have elected to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. We disclose the summary of pro forma effects to reported net income as if we had elected to recognize compensation cost based on the fair value of stock based awards to employees of Valley Forge Scientific Corp. as prescribed by SFAS 123.

Results of Operations

Summary

     Sales of $5,021,931, for fiscal 2002 were 5% less than sales of $5,263,485 for fiscal 2001 and 14% greater than sales of $4,397,939 for fiscal 2000. Operating income increased by 30% to $632,000 in fiscal 2002 from $485,746 in fiscal 2001. In fiscal 2000, we had a loss from operations of $110,817. Net income for fiscal 2002 increased by 15% to $380,527 from net income of $330,221 for fiscal 2001. In fiscal 2000, we had a net loss of $54,312.

Revenues

      Sales of $5,021,931 in fiscal 2002 reflect an increase in sales volume to Codman & Shurtleff, Inc., the distributor of our products in the neurosurgery market, and a decrease in sales volume to Bident International, LLC, which distributed our products in the dental market in fiscal 2002. In fiscal 2002, Codman & Shurtleff, Inc. accounted for 90% of our sales, as compared to 79% of sales for fiscal 2001 and 84% of our sales for fiscal 2000. Sales of the Bident(R) bipolar dental system were 7% of total sales for fiscal 2002 as compared to 19% of sales for fiscal 2001 and 7% of our sales for fiscal 2000.

                                      [19]

     Sales to Codman & Shurtleff, Inc. in fiscal 2002 reflected growth in sales volume of our bipolar generators, irrigators and accessories. Sales volume of our disposable cord/tubing sets in fiscal 2002 were essentially constant with sales volume in fiscal 2001. Codman & Shurtleff, Inc.'s marketing plan for our disposable hand-held instruments did not materialize as we expected and we only achieved minimal market penetration and nominal sales of disposable hand-held instruments in fiscal 2002. We are in discussions with Codman & Shurtleff, Inc. regarding the refinement and expansion our disposable hand-held instrument product offering for re-introduction in fiscal 2003. At this time, we cannot forecast the contribution sales of these instruments will have in fiscal 2003. Our distribution agreement with Codman & Shurtleff, Inc. for the exclusive worldwide right to sell our neurosurgery bipolar systems and certain other products in the field of neurocranial and neurospinal surgery continues through December 31, 2003.

     In January 2002, Bident International, LLC, the distributor of our dental products, began using a dealer sales representative as the primary means of selling our dental products to dental product dealers. During fiscal 2002, Bident International, LLC, was not successful in establishing relationships with major dental product dealers and we have recently decided to change the marketing plan for our dental products. Our new marketing plan does not involve Bident International, LLC and focuses on direct marketing and sales of our Bident(R) bipolar dental system to national dental product dealers. We are in the process of terminating our distribution agreement with Bident International, LLC. We feel that the new marketing plan will achieve greater market penetration of our dental products in the dental market. We are in the early stages of establishing the infrastructure to support our dental dealer marketing effort and we have planned a marketing campaign for the first half of calendar 2003 targeting dentists, periodontists and oral surgeons, with a direct consumer approach.

       In fiscal 2002, 59% of our sales related to sales of bipolar electrosurgical generators, irrigators and accessories as compared to approximately 57% and 59% of our sales in fiscal 2001 and 2000, respectively. Sales of disposable products accounted for approximately $1,669,000, or 33% of our sales, in fiscal 2002 as compared to approximately $1,999,000, or 38% of our sales, in fiscal 2001 and approximately $1,763,000, or 40% of our sales, in fiscal 2000. The reduced sales in disposable products reflect reduced sales of neurosurgery hand-held instruments and reduced sales of dental products.

Cost of Product Sales

      Cost of sales for fiscal 2002 was $2,463,209, or 49% of sales, compared with $2,692,036, or 51% of sales, for fiscal 2001. During fiscal 2000, cost of sales was $2,443,406, or 56% of sales. Gross margin was 51% for fiscal 2002 as compared to 49% for fiscal 2001 and 44% for fiscal 2000.

     The increase in gross margin as a percentage of sales is attributable to changes in product mix and increased manufacturing efficiencies. We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, and fluctuation in manufacturing production levels and overhead costs as new products are introduced. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

                                      [20]

Operating Expenses

     Selling, general and administrative expenses decreased to $1,503,001, or 30% of sales, in fiscal 2002, from $1,652,289, or 31% of sales, in fiscal 2001, and from $1,646,438, or 37% of sales, in fiscal 2000. Overall, the decrease in selling, general and administrative expenses in absolute dollars was primarily attributable to increased cost cutting efforts and elimination of administrative positions.

      Research and development expenses were $360,111, or 7% of sales, in fiscal 2002, $352,773, or 7% of sales, in fiscal 2001, and $338,318, or 8% of sales, in fiscal 2000. We will continue to invest in research and development to expand our technological base for use in both existing and additional clinical areas. In September 2002, we entered into a development agreement with Stryker Corporation to expand the use of our DualWave(TM) technology for use in a field outside of the neurosurgery and dental fields.

      As a result of our cost cutting efforts in both cost of sales and selling general and administrative expenses and changes in product mix, our operating income in fiscal 2002 increased by 30% to $632,000 from $485,746 in fiscal 2001, and compared to a loss from operations of $110,817 in fiscal 2000.

Other Income and Expense, net

      Other income and expense, net, decreased for fiscal 2002 to $23,111 from $39,428 for fiscal 2001 and from $38,243 for fiscal 2000 due primarily to lower interest rates on the short-term investments for our cash balances. At the end of fiscal 2002, we had $2,543,898 in cash and cash equivalents as compared to $1,500,622 at the end of fiscal 2001 and $965,240 at the end of fiscal 2000.

Income Tax Benefit/(Provision)

      The provision for income taxes was $274,584 for fiscal 2002 as compared to $194,953 for fiscal 2001 and an income tax benefit of $18,262 for fiscal 2000. Our effective tax rate in fiscal 2002 was approximately 42% as compared to approximately 37% in fiscal 2001 and approximately (25%) in fiscal 2000.

Net Income (Loss)

      Net income increased by 15% to $380,527 for fiscal 2002, as compared to net income of $330,221 for fiscal 2001, and a net loss of $54,312 for fiscal 2000. Basic and diluted income per share was $.05 for fiscal 2002 as compared to basic and diluted income per share of $.04 for fiscal 2001 and a loss per basic and diluted share of $.01 for fiscal 2000. Net income for the current fiscal year reflects an increase in gross margin and reduced selling and general administrative expenses. Although we have been profitable on a quarterly basis since the third quarter of fiscal 2000, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

      At the end of fiscal 2002, we had $3,628,465 in working capital compared to $3,233,806 at the end of fiscal 2001 and $2,911,513 at the end of fiscal 2000. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances, as well as our borrowing ability. The cash equivalents are highly liquid with original maturities of ninety days or less.

                                      [21]

        Cash generated by operating activities was $1,059,755 for fiscal 2002 as compared to $678,990 generated in fiscal 2001. The cash generated by operating activities was mainly attributable to increased operating profits, a decrease in accounts receivable, inventory and deferred tax assets and an increase in accounts payable, accrued expenses and income taxes payable. This was partially offset by an increase in prepaid items.

      In fiscal 2002, accounts receivable net of allowances decreased by $267,211 to a total of $337,939 at the end of fiscal 2002. The decrease in accounts receivable was principally due to an improved collection process, timing of shipments and reduced sales levels for fiscal 2002.

     In fiscal 2002, inventories decreased by $316,704 to a total of $882,832 at the end of fiscal 2002 compared to $1,199,536 at the end of fiscal 2001. The decrease was primarily due to improved inventory management and reduced sales levels for fiscal 2002. Inventories were kept at these levels primarily to support anticipated future sales activity.

     In fiscal 2002, we received net proceeds of $55,825 from the repayment of employee loans. We also used approximately $25,000 for the purchase of property and intangible assets. Net property and equipment decreased to $136,131 at the end of fiscal 2002 as compared to $145,800 for fiscal 2001.

     In August 2002, our Board of Directors terminated our then existing stock repurchase program and authorized a new repurchase program to purchase up to 200,000 shares of our common stock. Cash used for financing activities was $46,878 in fiscal 2002 as a result of the repurchase of 26,500 shares of our common stock in fiscal 2002 pursuant to the stock repurchase program. All 26,500 shares of common stock repurchased were retired or were in the process of being retired as of September 30, 2002. From October 1, 2002 to November 30, 2002, we purchased an additional 36,600 shares of our common stock pursuant to the stock repurchase program at a cost of $57,882.

      At September 30, 2002, we had cash and cash equivalents of $2,543,898. We plan to finance our operating and capital needs principally with cash flows from operations and existing balances of cash and cash equivalents, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the success in commercializing our existing products, development and commercialization of products in other clinical markets, the ability of our suppliers to continue to meet our demand at current prices, the status of regulatory approvals and competition.

      We have a line of credit of $1,000,000 with First Union National Bank, which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,000,000. Our current tangible net worth exceeds $3,000,000 at September 30, 2002. There was no outstanding balance on this line.

                                      [22]

Non-Audit Services Performed by External Auditors

     Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non- audit services approved by our Audit Committee to be performed by Samuel Klein and Company, our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. During the period covered by this filing, our Audit Committee approved non-audit tax compliance services in connection with the preparation of our tax returns, which subsequently were or are being performed by Samuel Klein and Company.

Forward Looking Statements

     The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include, but are not limited to statements about: (1) any competitive advantage we may have as a result of our installed base of electrosurgical generators in the field of neurosurgery; (2) our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; (3) the future success of products and disposable instrumentation in the field of neurosurgery and the dental market; and (4) our ability to attract distributors for our products outside of neurosurgery, and the acceptance and continue acceptance of our products in those markets. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements We do not intend to update these forward looking statements. You are advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect the financial results of Valley Forge Scientific.

Additional Cautionary Statements

We Face Intense Competition
---------------------------

     The markets for our current and future products are intensely competitive. Some surgical procedures which utilize or could utilize our products could potentially be replaced or reduced in importance by alternative medical procedures or new drugs which could render our products obsolete or uncompetitive in these markets.

Our Growth Depends on Introducing New Products and the Market
-------------------------------------------------------------
Penetration by Third Party Distributors
---------------------------------------

     Our growth depends on the acceptance of our products in the marketplace, the market penetration achieved by the companies that we utilize, sell to, and rely on, to distribute our products, and our ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products we introduce, or have introduced, will be widely accepted by the marketplace, or that companies which we contract with to distribute our products will continue to achieve market penetration in the field of neurosurgery and achieve market penetration in the dental market and surgical disciplines and markets outside of neurosurgery. Our failure to continue to introduce new products or gain wide spread acceptance of our products would adversely affect our operations.

                                      [23]

We Depend on Attracting New Distributors for Our Products
---------------------------------------------------------

     In order to successfully commercialize our products in new markets, we will need to enter into distribution arrangements with companies who can distribute our products in those markets successfully.

Our Products are Extensively Regulated Which Could Delay Product
----------------------------------------------------------------
Introduction or Halt Sales
--------------------------

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

A Significant Amount of Our Business Comes From One Customer.
------------------------------------------------------------

     Codman & Shurtleff, Inc. accounted for 90% of our sales in fiscal 2002, and 79% and 84% of our sales in fiscal 2001 and 2000, respectively. Any cancellation, deferral or significant reduction in sales to Codman & Shurtleff, Inc. could seriously harm our business, financial condition and results of operations.

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

We May Be Unable to Effectively Protect Our Intellectual Property
----------------------------------------------------------------

      Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our bipolar technology. We cannot assure you that the patents we have obtained, or any patents we may obtain, will provide any competitive advantages for our products, or that we will be able to maintain a competitive advantage after our patents expire. We also cannot assure you that those patents will not be successfully challenged, invalidated or circumvented in the future. In addition, we cannot assure you that competitors, many of which have substantial resources and have made substantial investments in competing technologies, have not already applied for or obtained, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international markets. Patent applications are maintained in secrecy for a period after filing. We may not be aware of all of the patents and patent applications potentially adverse to our interests.

                                      [24]

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

We May have Product Liability Claims
------------------------------------

     Our products involve a risk of product liability claims. Although we maintain product liability insurance at coverage levels, which we believe are adequate, there is no assurance that, if we were to incur substantial liability for product liability claims, insurance would provide adequate coverage against such liability.

Our Operating Results May Fluctuate
-----------------------------------

     We have experienced operating losses at various times since our inception. Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

     *    the introduction of new product lines;
     *    the level of market acceptance of our products;
     *    achievement of research and development milestones;
     * timing of the receipt of orders from, and product shipments to, our distributors;
     *    timing of expenditures;
     *    manufacturing or supply delays;
     * the time needed to educate and train a distributor's sales force;
     *    product returns; and
     *    receipt of necessary regulation approvals.

Item  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
           ----------------------------------------------------------

     Not Applicable.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
           -------------------------------------------

            See Index to Financial Statements and Financial
Statement Schedules on page F-1 herein. Selected quarterly financial data is set forth in Note 15 to the Financial Statements.

                                      [25]

Item  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE.
-----------------------------------

          Not applicable.


                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

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

Item 11.  EXECUTIVE COMPENSATION.
          ----------------------

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          -----------------------------------------------
          AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

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

                                    PART IV
                                    -------

Item 14.  CONTROLS AND PROCEDURES
          -----------------------

     Within 90 days of the filing of this report, the Company's Chief Executive Officer/ Principal Financial Officer has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, our Chief Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures are effective to make known to him in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of his evaluation.

     While we believe the present design of our disclosure controls and procedures is effective to make known to our senior management in a timely fashion all material information concerning our business, we will continue to improve the design and effectiveness of our disclosure controls and procedures to the extent necessary in the future to provide our senior management with timely access to such material information, and to correct any deficiencies that we may discover in the future.

                                      [26]

Item 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

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

           (b)  Second Amended and Restated By-Laws of  the Company. (12)

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

                                      [27]

           (e)  Assignment  of  Patents  -  Binocular
                Magnification System, June 30, 1989 -(1)
                (Exhibit 10(i)).

           (f)  Assignment of Malis trade name, dated
               June 30, 1989 - (1) (Exhibit 10(j)).

           (g) 401(k) and Profit-Sharing Plan - (2) (Exhibit 10(x)).

           (h)   Promissory Note from Jerry L. Malis to the Company.
                 (4) (Exhibit 10(k))

           (i)   Commercial Lease Agreement between GMM
                 Associates and the Company dated July 1, 1995 (5)
                 (Exhibit 10(p))

           (j)   Promissory Note from Jerry L. Malis to the Company
                 (7) (Exhibit 10(p)).

           (k)   Distribution Agreement between the Company and
                 Codman & Shurtleff, Inc., dated  December  11,
                 2000 (9) (Exhibit 10.1)

           (l) Addendum to Commercial Lease Agreement between the Company and GMM Associates dated as of July 1, 2000 (9) (Exhibit 10.2)

(21) Subsidiaries of Registrant

         Subsidiaries of Valley Forge Scientific Corp. (6) (Exhibit 21)

(23)     Consent of Samuel Klein & Company
----------

          (1) Previously filed with the Registration Statement of the Company on Form S-18, Registration No. 33-31008-NY, and incorporated herein by reference.
          (2) Previously filed with the Registration Statement of the Company on Form S-18, Registration No. 33-35668-NY, and incorporated herein by reference.
          (3)   Previously filed with the Company's Form
                8-K dated August 31, 1994, and incorporated herein by reference.
          (4)   Previously filed with the Company's Form
                10-K for the year ended September 30, 1994, and incorporated herein by reference.
          (5) Previously filed with the Company's Form 10-K for the year ended September 30, 1995, and incorporated herein by reference.
          (6) Previously filed with the Company's Form 10-K for the year ended September 30, 1997, and incorporated herein by reference.
          (7) Previously filed with the Company's Form 10-K for the year ended September 30, 1998 and incorporated herein by reference.
          (8) Previously filed with the Company's Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.
          (9) Previously filed with the Company's Form 10-Q for the quarter ended December 31, 2000, and incorporated herein by reference.
         (10) Previously filed with the Registration Statement of the Company on Form S-8 Registration No.333-72296, filed on October 26, 2001 and incorporated herein by reference

         (11) Previously filed with the Registration Statement of the Company on Form S-8 Registration No.333-72134, filed on October 24, 2001 and incorporated herein by reference.
         (12) Previously filed with the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

                                      [28]

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of December, 2002

                         VALLEY FORGE SCIENTIFIC CORP.


                         By:  /s/ Jerry L. Malis
                         Jerry L. Malis, President

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                Title                             Date


 /s/ Jerry L. Malis
--------------- --          Chairman of the Board,          December 16, 2002
Jerry L. Malis              President (chief executive
                            officer and principal
                            financial and accounting officer)


/s/ Louis Uchitel           Director                        December 16, 2002
----------------
Louis Uchitel


Leonard I. Malis            Director


/s/ Bruce A. Murray         Director                       December 16, 2002
------------------
Bruce A. Murray


/s/ Robert H. Dick          Director                      December 16, 2002
==================
Robert H. Dick

                                 CERTIFICATION

     I, Jerry L. Malis, certify that:


     1. I have reviewed this annual report on Form 10-K of Valley Forge Scientific Corp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /s/ Jerry L. Malis
Dated:  December 16, 2002            Jerry  L.   Malis,
                                     President, Principal Executive
                                     Officer, and Principal Financial Officer

                         VALLEY FORGE SCIENTIFIC CORP.
                    For Fiscal Year Ended September 30, 2002
                                   FORM 10-K
        Index to Financial Statements and Financial Statement Schedules


Independent Auditor's Report                           F-2

Balance Sheets - September 30, 2002  and 2001          F-3

Statements of Operations -
Years ended September 30, 2002, 2001 and 2000          F-4

Statements of Stockholders' Equity -
Years ended September 30, 2002, 2001 and 2000          F-5

Statements of Cash Flows -
Years ended September 30, 2002, 2001 and 2000          F-6

Notes to Financial Statements                          F-7



===============

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.


                                     [F-1]

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Valley Forge Scientific Corp. and Subsidiaries
Oaks, Pennsylvania


We have audited the accompanying consolidated balance sheets of Valley Forge Scientific Corp. and Subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Forge Scientific Corp. and Subsidiaries as of September 30, 2002 and 2001, and the results of operations and cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.







                                        /s/Samuel Klein And Company
                                        SAMUEL KLEIN AND COMPANY



Newark, New Jersey
November 27, 2002

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS






                                                           September 30,

ASSETS                                                 2002             2001
------                                                 ----             ----

Current Assets:
  Cash and cash equivalents                        $ 2,543,898      $ 1,500,622
  Accounts receivable, net                             337,939          605,150
  Inventory                                            882,832        1,199,536
  Prepaid items and other current assets               140,784          107,304
  Deferred tax assets                                   76,293          104,380
                                                   -----------      -----------
          Total Current Assets                       3,981,746        3,516,992

Property, Plant and Equipment, Net                     136,131          145,800
Goodwill                                               153,616          153,616
Intangible Assets, Net                                 294,371          349,360
Other Assets                                             4,171            5,446
                                                   -----------      -----------
          Total Assets                             $ 4,570,035      $ 4,171,214
                                                   ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts payable and accrued expenses            $   200,972      $   191,786
  Income taxes payable                                 152,309           91,400
                                                   -----------      -----------
          Total Current Liabilities                    353,281          283,186

Deferred Tax Liability                                  14,357           19,280
                                                   -----------      -----------
          Total Liabilities                            367,638          302,466
                                                   -----------      -----------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock                                         -                -
   Common stock (no par, 20,000,000 shares
     authorized, shares issued and outstanding
     at September 30, 2002 - 8,041,312 and at
     September 30, 2001 - 8,067,812)                 3,701,846        3,748,724
  Retained earnings                                    500,551          120,024
                                                   -----------      -----------
                                                     4,202,397        3,868,748
                                                   -----------      -----------

      Total Liabilities and Stockholders' Equity   $ 4,570,035      $ 4,171,214
                                                   ===========      ===========



---------------------

The accompanying notes are an integral part of these financial statements.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                For the Years Ended September 30,
                                              2002            2001            2000
                                              ----            ----            ----
Net Sales                                  $ 5,021,931     $ 5,263,485     $ 4,397,939

Cost of Sales                                2,463,209       2,692,036       2,443,406
                                           -----------     -----------     -----------
Gross Profit                                 2,558,722       2,571,449       1,954,533
                                           -----------     -----------     -----------
Other Costs:
  Selling, general and administrative        1,503,001       1,652,289       1,646,438
  Research and development                     360,111         352,773         338,318
  Amortization                                  63,610          80,641          80,594
                                           -----------     -----------     -----------
     Total Other Costs                       1,926,722       2,085,703       2,065,350
                                           -----------     -----------     -----------
Income (Loss) from Operations                  632,000         485,746        (110,817)

Other Income (Expense), Net                     23,111          39,428          38,243
                                           -----------     -----------     -----------
Income (Loss) before Income Taxes              655,111         525,174         (72,574)

Provision for (Benefit of) Income Taxes        274,584         194,953         (18,262)
                                           -----------     -----------     -----------
Net Income (Loss)                          $   380,527     $   330,221     $   (54,312)
                                           ===========     ===========     ===========

Income (Loss) per Share:
  Basic income (loss) per common share     $      0.05     $      0.04     $     (0.01)
                                           ===========     ===========     ===========
  Diluted income (loss) per common share   $      0.05     $      0.04     $     (0.01)
                                           ===========     ===========     ===========
  Basic weighted average common shares
   outstanding                               8,067,286       8,081,890       8,193,034

  Diluted weighted average common shares
   outstanding                               8,154,570       8,152,946       8,193,034



--------------------
The accompanying notes are an integral part of these financial statements.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000





                                     Common Stock
                                     No Par Value
                                 --------------------
                                 Number        Common       Retained         Total
                                   of           Stock       Earnings     Stockholders'
                                 Shares        Amount       (Deficit)        Equity
                                 ------        ------       ---------      ------------

Balances, October 1, 1999      8,217,309    $ 4,006,825    $ (155,885)    $ 3,850,940

Purchases and Retirement of
 Common Shares                   (65,447)      (147,395)            -        (147,395)

Net Loss for the Year Ended
 September 30, 2000                    -              -       (54,312)        (54,312)
                               ---------    -----------    ----------     -----------

Balances, September 30, 2000   8,151,862      3,859,430      (210,197)      3,649,233

Purchases and Retirement of
 Common Shares                   (84,050)      (110,706)            -        (110,706)

Net Income for the Year Ended
 September 30, 2001                    -              -       330,221         330,221
                               ---------    -----------    ----------     -----------
Balances, September 30, 2001   8,067,812      3,748,724       120,024       3,868,748

Purchases and Retirement of
 Common Shares                   (26,500)       (46,878)            -         (46,878)

Net Income for the Year Ended
 September 30, 2002                    -              -       380,527         380,527
                               ---------    -----------    ----------     -----------
Balances, September 30, 2002   8,041,312    $ 3,701,846     $ 500,551     $ 4,202,397
                               =========    ===========    ==========     ===========


--------------------

The accompanying notes are an integral part of these financial statements.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                For the Years Ended September 30,
                                                              2002            2001            2000
                                                              ----            ----            ----
Cash Flows from Operating Activities:
 Net income (loss)                                      $   380,527     $   330,221    $   (54,312)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                             84,784         118,601        118,980
   Writedown of property, plant and equipment                 5,300               -              -
   Allowance for loans and advances to employee                   -          48,384              -
   Reduction of allowance for loans and advances
    to employee                                             (47,790)              -              -
   Interest accrued on loans and advances to
    employees and related parties                            (2,810)         (4,737)        (3,732)

Changes in assets and liabilities, net of effect from:
 (Increase) decrease in accounts receivable, net            267,211          22,105        (86,799)
 (Increase) decrease in inventory                           316,704         (21,689)        (7,338)
 (Increase) decrease in deferred tax assets                  28,087         104,934        (16,279)
 (Increase) decrease in other assets                          1,275           2,200         (2,834)

 Increase in prepaid items and other current
  assets                                                    (38,705)        (20,649)           (13)
 Increase in accounts payable and accrued
  expenses and income taxes payable                          70,095         101,001         15,567
 Increase (decrease) in deferred tax liability               (4,923)         (1,381)         3,776
                                                        -----------     -----------    -----------
   Net cash provided by (used in) operating
     activities                                           1,059,755         678,990        (32,984)
                                                        -----------     -----------    -----------
Cash Flows from Investing Activities:
 Proceeds from repayment of employee loans                   57,261           6,150          3,575
 Loans and advances to employees                             (1,436)        (22,410)       (14,940)
 Acquisition of intangible assets                            (8,621)         (1,416)             -
 Purchases of property, plant and equipment                 (16,805)        (15,226)        (1,478)
                                                        -----------     -----------    -----------
   Net cash provided by (used in) investing
    activities                                               30,399         (32,902)       (12,843)
                                                        -----------     -----------    -----------
Cash Flows from Financing Activities:
 Repurchase of common stock                                 (46,878)       (110,706)      (147,395)
                                                        -----------     -----------    -----------
   Net cash used in financing activities                    (46,878)       (110,706)      (147,395)
                                                        -----------     -----------    -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                              1,043,276         535,382       (193,222)

Cash and Cash Equivalents, beginning of year              1,500,622         965,240      1,158,462
                                                        -----------     -----------    -----------
Cash and Cash Equivalents, end of year                  $ 2,543,898     $ 1,500,622    $   965,240
                                                        ===========     ===========    ===========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest                                              $         -     $         -    $         -
                                                        ===========     ===========    ===========
  Income taxes                                          $   186,960     $     1,500    $     2,500
                                                        ===========     ===========    ===========
-------------------

The accompanying notes are an integral part of these financial statements.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
----------

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

Use of Management's Estimates
-----------------------------

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

Cash and Cash Equivalents
-------------------------

The Company considers cash equivalents to be all highly liquid investments with original maturities of three months or less. Substantially all cash and cash equivalents are held in one major financial institution.

Segment Information
-------------------

The Company has one operating segment that comprises its bipolar electrical generators and instrumentation products. The Company's business is conducted entirely in the United States. Significant customers are discussed elsewhere in
Note 11.

Fair Value of Financial Instruments
-----------------------------------

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, trade receivables, accounts payable and other accrued liabilities approximate fair value because of their short maturities.

Revenue Recognition
------------------

The Company sells its products to national and international distributors which include an affiliate of a major medical products companies. A significant part of the Company's sales are made pursuant to distribution agreements with these Companies which typically provide exclusive distribution rights of specified products in a defined medical field, within a territory or territories, during the term of such agreements. The agreements typically include a price list for the specified product or products which is fixed for a period of time, after which these prices are subject to adjustment by the Company due to changes in manufacturing cost or technological improvements to the products.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)
-------------------

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

The Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) in the first quarter of fiscal year ended September 30, 2001. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

Inventory
---------

Inventory is stated at the lower of cost, determined by the moving average cost method, or market. The Company provides inventory allowances based on slow-moving and obsolete inventories.

Property, Plant and Equipment
-----------------------------

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

Intangible Assets and Goodwill
------------------------------

Intangible assets, consisting of patents, licensing agreements, proprietary know-how, logos and cost of acquisition are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter. Acquisition costs have been capitalized and are being amortized over 5 years. All other intangible assets, except for goodwill, are being amortized over periods ranging from 15 years to 17 years.

As of October 1, 2001, the Company early-adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. Pursuant to adoption of this accounting standard, a transitional impairment test was completed, and no impairment was identified.

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective October 1, 2001.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets and Goodwill (Continued)
------------------------------

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, is shown in Note 5.

Impairment of Long-Lived Assets
-------------------------------

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

Research and Development
------------------------

Costs associated with development of new products are charged to operations as incurred.

Advertising Costs
-----------------

Advertising expenditures relating to the advertising and marketing of the Company's products and services are expensed in the period the advertising costs are incurred. Substantially all cost of such product marketing and advertising has been borne by the Company's major distributors.

Income Taxes
------------

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

Comprehensive Income
--------------------

The Company reports components of comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share
-------------------------

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which include convertible debentures, stock options and warrants.

Accounting for Stock-Based Compensation
---------------------------------------

Stock compensation plans for employees are accounted for using the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB 25). Under APB 25, compensation expense is determined on the measurement date, that is, the first date on which both the number of shares the employee is entitled to receive and the exercise price, if any, are known. Compensation expense, if any, is the excess of the market price of the stock over the exercise price on the measurement date. The amount of compensation expense, if any, is charged to operations over the vesting period. The Company utilizes the Black-Scholes model to value stock options for pro forma presentation of income and per share data as if the fair value-based accounting method in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), had been used to account for stock-based compensation.

In accounting for options granted to persons other than employees (as defined under SFAS 123), the provisions under SFAS 123 were applied. As required by SFAS 123, the fair value of these options was estimated at the grant date using the Black-Scholes option pricing model.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a significant impact on the Company's future financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 144 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company will adopt SFAS 144 for its fiscal year beginning October 1, 2002. The Company does not expect the adoption of SFAS 144 to have a significant impact on its future financial position or results of operations.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 updates, clarifies and simplifies certain accounting pronouncements. The adoption of SFAS 145 is effective in large part for transactions occurring after May 15, 2002. SFAS 145 had no impact on the Company's financial position or results of operations in the year ended September 30, 2002 and the Company does not expect the adoption of SFAS 145 to have an impact on its future financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant impact on its future financial position or results of operations.

Reclassifications
-----------------

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


2.  ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable consists of the following:


                                      September 30,

                                    2002           2001
                                    ----           ----

Accounts receivable              $ 385,483      $ 637,066
Less Allowance                      47,544         31,916
                                 ---------      ---------
                                 $ 337,939      $ 605,150
                                 =========      =========


The Company provided for estimated doubtful accounts through charges to selling, general and administrative expenses for $50,003, $26,316 and $45,635 for the years ended September 30, 2002, 2001 and 2000, respectively, and wrote-off $34,375, $19,400 and $29,183, respectively, against this allowance for these periods.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





3.  INVENTORY

The Company provides an allowance for slow moving and potentially obsolete inventories. Inventory consists of the following:


                                                  September 30,
                                             2002               2001
                                             ----               ----

        Finished goods                    $  87,748        $    78,083
        Work-in-process                     368,068            464,533
        Materials and parts                 515,586            733,798
        Less: Allowance for slow moving
        and obsolete inventory               88,570             76,878
                                          ---------        -----------
                                          $ 882,832        $ 1,199,536
                                          =========        ===========

The Company provided for obsolete and slow moving inventory through charges to cost of sales for $52,875, $22,500 and $30,000 in the years ended September 30, 2002, 2001 and 2000, respectively, and wrote off $41,183, $110,621 and $ - 0 -, respectively, against this allowance for these periods.



4.  PROPERTY, PLANT AND EQUIPMENT

                                       Useful Life         September 30,
                                         (Years)         2002        2001
                                          -----          ----        ----

        Land                                  -      $  11,953    $  11,953
        Buildings and improvements        15-39         94,832       91,917
        Furniture and fixtures             5- 7         17,953       16,669
        Laboratory equipment               5-10        357,544      360,644
        Office equipment                      5        146,984      136,578
        Leasehold improvements             3- 5          9,413        9,413
                                                     ---------    ---------
                                                       638,679      627,174
        Less: Accumulated depreciation
        and amortization                               502,548      481,374
                                                     ---------    ---------
                                                     $ 136,131    $ 145,800
                                                     =========    =========


Depreciation is reflected in both cost of sales and selling, general and administrative expenses. Total depreciation for the years ended September 30, 2002, 2001 and 2000 was $21,174, $37,961 and $38,386, respectively.

During the year, the Company entered into an agreement to sell the building in which it conducts its manufacturing operations for an amount of $117,500. The agreement was subject to certain contingencies. This agreement was cancelled by mutual consent of the parties later in the fiscal year.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





5.  GOODWILL

As indicated in Note 1 - Significant Accounting Policies, pursuant to SFAS 142, the Company discontinued the amortization of goodwill effective October 1, 2001.

As required by SFAS 142, a reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect follows:


                                                For the Years Ended
                                                     September 30,
                                      2002            2001            2000
                                     -----            ----            ----

 Reported net income (loss)      $   380,527     $   330,221   $   (54,312)
 Add: Goodwill amortization,
  net of tax                               -          17,556        17,556
                                 -----------     -----------   -----------
 Adjusted net income (loss)      $   380,527     $   347,777   $   (36,756)
                                 ===========     ===========   ===========
 Basic and diluted net
  income per share:
  Reported basic and diluted net
   income (loss) per share       $      0.05     $      0.04   $     (0.01)
 Add: Goodwill amortization,
       net of tax                          -               -             -
                                 -----------     -----------   -----------
 Adjusted basic and diluted
  net income (loss) per share    $      0.05     $      0.04   $     (0.01)
                                 ===========     ===========   ===========




6.  INTANGIBLE ASSETS


Intangible assets consist of the following:



                                        Useful Life        September 30,
                                          (Years)       2002           2001
                                           -----        ----           ----

 Patents/trademarks/logos, licensing
  agreements                                17      $   569,009    $   560,388
 Proprietary know-how                       15          452,354        452,354
 Acquisition costs                           5           55,969         55,969
                                                    -----------    -----------
                                                      1,077,332      1,068,711
 Less: Accumulated amortization                         782,961        719,351
                                                    -----------    -----------
                                                    $   294,371    $   349,360
                                                    ===========    ===========

Total amortization for the years ended September 30, 2002, 2001 and 2000 was $63,610, $63,084 and $63,038, respectively. Amortization for the years ended September 30, 2003, 2004, 2005, 2006 and 2007 is estimated to be $64,042,
$64,042, $48,173, $30,157 and $30,157, respectively.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





7.  OTHER RECEIVABLES

The Company from time to time has made advances and loans to certain employees. These loans and advances are unsecured, payable on demand and have stated interest rates ranging from 4.57% to 8.20%, the then current "Applicable Federal Rate" as set forth under the Internal Revenue Code as of each date of advance or loan. During the fourth quarter of fiscal year ending September 30, 2001, as a result of the termination subsequent to year end of an employee from whom approximately $49,500 remained outstanding, the Company recorded an allowance of approximately $48,400 against the amount owed by this individual. The outstanding balance was received in the first quarter of the current fiscal year.

As of September 30, 2002 and 2001, the balance of these loans net of the allowances was approximately $ - and $6,700, respectively, and is reflected on the balance sheet under the caption "prepaid expenses and other current assets."


8.  RELATED PARTY TRANSACTIONS

Loans Receivable
----------------

On July 6, 1998, Jerry L. Malis, a principal shareholder, director and officer of the Company, borrowed $15,015 from the Company. The note is payable on demand and has a stated rate of interest of 5.42%, the then current "Applicable Federal Rate" as set forth under the Internal Revenue Code. The Company has additional loans due from Jerry L. Malis payable on demand with similar interest terms as stated above ranging from 4.83% to 6.97%. The collective loans, which total $53,597 as of September 30, 2002, are partially secured by 5,833 shares of common stock of the Company. As of September 30, 2002 the pledged stock had a value of approximately $9,700.

The balance of these loans is reflected on the balance sheet under the caption "prepaid expenses and other current assets" and as of September 30, 2002 and 2001, was $53,597 and $50,819, respectively, including accrued interest of $15,762 and $12,984, respectively.

Consulting Services
-------------------

During 2002, 2001 and 2000 the Company engaged R.H. Dick and Company, Inc., a corporation owned by Robert H. Dick, a director of the Company, to provide certain investment banking and consulting services. For the years ended September 30, 2002, 2001 and 2000 the Company incurred consulting fees from these services in an amount totaling $10,000, $15,000 and $5,594, respectively. As of September 30, 2002 and 2001, the Company owed R.H. Dick and Company $2,500 and $5,187, respectively. The liability is reflected on the balance sheet under the caption "accounts payable and accrued expenses".

9.  LINE OF CREDIT

The Company has a line of credit of $1,000,000 with First Union National Bank which calls for interest to be charged on any loans under this line equal to the bank's national commercial rate. The line is unsecured and any borrowing under the line would be payable on demand, require monthly interest payments on any unpaid principal and a reduction of any loan balance to zero for a minimum of thirty consecutive days during each twelve month period. In addition, the loan covenant calls for a minimum tangible net worth of no less than $3,000,000 during the term of the extended line of credit. At September 30, 2002 and 2001, there were no outstanding balances under this line.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





10.  COMMITMENTS AND CONTINGENCIES

Litigation
----------

The Company is subject from time to time to litigation arising from the normal course of business. In management's opinion, any such contingencies would be covered under its existing insurance policies or would not materially affect the Company's financial position or results of operations.

On July 25, 2001 the Company was named as a defendant in a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania by a former employee alleging gender discrimination and sexual harassment. On March 2, 2002 the Company, without admitting any liability, entered into a settlement agreement and pursuant to this agreement, paid the plaintiff $37,000, an amount which was net of certain amounts due from this party. This payment is reflected in other costs under selling, general and administrative expenses for the year ended September 30, 2002.

On September 19, 2002, the Company was served with a complaint that was filed in the Superior Court of the State of Arizona, County of Maricopa, entitled Jeffrey Turner and Cathryn Turner et al v. Phoenix Children's Hospital, Inc., et al, (CV 2002-010791) in which the Company was named as one of the defendants. The plaintiffs seek an unspecified amount of damages for alleged injuries sustained in a surgery that took place in June 2000. The Company's product liability insurance carrier is providing the Company's defense in this matter. This insurance coverage has a $10,000 deductible that applies to attorney fees and damages which has been provided for in other costs under selling, general and administrative expense for the year ended September 30, 2002. In an answer that was filed on November 26, 2002, the Company denied any liability. The Company believes the claim is without merit and will vigorously defend itself in this action.

Regulatory Compliance
---------------------

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

Employment Agreements
---------------------

On September 30, 1999, the Company entered into one year employment agreements with Messrs. Malis and Gilloway effective October 1, 1999. Under the terms, the agreements provided for an annual base salary of $198,950 for Jerry L. Malis and $90,000 for Thomas J. Gilloway. Although the agreements for Messrs. Malis and Gilloway have not been further extended, the Company continued to provide compensation to them at the annual rate of $198,950 and $90,000, respectively. The base salaries for the years ended September 30, 2002, 2001 and 2000 were approximately $199,000, $199,000 and $199,000 for Jerry L. Malis and approximately $ -, $69,000 and $91,000 for Thomas J. Gilloway, respectively. Mr. Gilloway passed away on February 18, 2001 and the Company continued to pay his salary to his spouse until June 29, 2001. The amount reflected as paid to him for the year ended September 30, 2001 includes the amount paid to his spouse subsequent to his death.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





10.  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)
---------------------

Subsequent to September 30, 2002, the Compensation Committee of the Board of Directors approved a $25,000 cash bonus to Mr. Malis for services rendered during the year ended September 30, 2002. In addition, the Compensation Committee approved an increase to Mr. Malis's annual base salary to $220,000 effective October 1, 2002.

401(k) Profit Sharing Plans
---------------------------

The Company's 401(k) Plan and Profit Sharing Plan cover full-time employees who have attained the age of 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the Plan on a pretax basis not to exceed the current Federal limitation of $11,000 per year (as adjusted for cost of living increases). Amounts contributed to the 401(k) Plan are nonforfeitable.

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

Stock Option Plans
------------------

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

On January 16, 2001, pursuant to the adoption of the 2001 Stock Plan (the "2001 Plan"), the 1988 plan was terminated. As of the date the plan was terminated, a total of 404,800 options had been granted and were outstanding.

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

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



10.  COMMITMENTS AND CONTINGENCIES (Continued)

Stock Option Plans  (Continued)
------------------

On January 16, 2001, the Company adopted the 2001 Stock Plan (the "2001 Plan") pursuant to which 345,000 shares of Common Stock have been reserved for issuance to employees, officers and consultants of the Company. The 2001 plan was approved by the Company's stockholders on March 14, 2001. Shares issued pursuant to this plan may be issued from shares held in the Company's treasury or from authorized and unissued shares. Options granted pursuant to this plan are generally nontransferable, except in the event of a participant's death, in which case the options shall be transferable to the participant's designated beneficiary or as permitted by law. The options shall expire if not exercised after ten years from the date of grant or for such lesser term as approved by the Board of Directors or a duly appointed committee. Options issued to employees who are then later terminated for cause generally are immediately forfeited. Options may be granted in such amounts and at such prices as determined by the Board of Directors or the duly appointed committee, but the price per share shall not be less than the fair market value of the Company's Common Stock as of the date of grant in the case of an incentive stock option and not less than 85% of the fair market value of the Company's Common Stock as of the date of grant in the case of a non-qualified stock option, as defined in section 422 of the Internal Revenue Code.

As referred to in Note 1, the Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation". As permitted under this statement, the Company retained its current method of accounting for stock compensation in accordance with APB 25.

Following is a summary of the Company's various stock option plans:


                                                            Weighted
                                                             Average
                                    Range of     Weighted   Remaining
                                    Exercise      Average  Contractual
                                     Prices      Exercise      Life
                         Shares     Per Share      Price      (Years)
                         ------     ---------      -----       -----

Options outstanding at
October 1, 1999          392,675  $1.56 - $5.13   $  2.56       3.72

Granted                        -        -               -          -
Exercised                      -        -               -          -
Surrendered,
forfeited or expired    (104,600)  1.56 -  5.13      1.66          -
                         -------   ------------   -------
Options outstanding at
September 30, 2000       288,075   1.94 -  4.25      2.88       3.68

Granted                  347,000   1.13 -  2.75      2.01       9.38
Exercised                      -        -               -          -
Surrendered,
forfeited or expired    (152,000)  1.94 -  3.63      2.76       1.92
                         -------   ------------   -------

Options outstanding at
September 30, 2001       483,075   1.13 -  4.25      2.29       7.39

Granted                   47,500   1.85 -  2.75      2.42       9.64
Exercised                      -        -               -          -
Surrendered,
forfeited or expired     (12,725)  1.13 -  4.25      2.55       5.38
                         -------   ------------   --------

Options outstanding at
September 30, 2002       517,850  $1.13 -  4.25   $   2.30      6.31
                         =======  =============   ========

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)




10.  COMMITMENTS AND CONTINGENCIES (Continued)

Stock Option Plans (Continued)
------------------

As of September 30, 2002, options to purchase 345,840 shares are exercisable at prices ranging from $1.13 to $4.25 which correspond to a weighted average exercise price of $2.56 and a weighted average remaining contractual life of
7.06 years.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for the employee stock options under the fair value method of that statement. The fair value for options granted during the years ended September 30, 2002, 2001 and 2000 was estimated at each date of grant. The fair value of these options was estimated using a Black-Scholes option valuation model with the following range of weighted average assumptions:


                                                For the Years Ended
                                                     September 30,
                                         2002            2001         2000
                                         ----            ----         ----

Risk-free interest
(based on U.S. Government
strip bonds on the date
of grant with maturities
approximating the expected
option term)                         3.84% - 5.13%   4.86% - 5.29%     -

Dividend yields                            0%              0%          -

Volatility factors of the
expected market price of
the Company's Common Stock
(based on historical data)          165.1% - 169.7%  90.0% - 96.0%     -

Expected life of options                10 Years        10 Years       -

The weighted average fair value of options granted during the years ended September 30, 2002, 2001 and 2000 were as follows:


                                              2002    2001    2000
                                              ----    ----    ----

Stock Prices Equal to Exercise Price          $2.40   $1.77   $ -

Stock Prices in Excess of Exercise Price      $ -     $ -     $ -

Stock Prices Less than Exercise Price         $ -     $2.10   $ -

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





10.  COMMITMENTS AND CONTINGENCIES (Continued)

Stock Option Plans  (Continued)
------------------

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with SFAS 123, only stock options granted after September 30, 1995 have been included for the Company's pro forma information as follows:


                                              For the Years Ended
                                                 September 30,
                                        2002          2001          2000
                                        ----          ----          ----

Additional compensation
expense, net of tax effect           $  89,333     $  56,328     $       -
Pro forma net income (loss)          $ 291,194     $ 273,893     $ (54,312)
Pro forma income (loss) per share:
  Basic                              $    0.04     $    0.03     $   (0.01)
  Diluted                            $    0.04     $    0.03     $   (0.01)

Operating Leases
----------------

The Company leases approximately 4,200 square feet of office and warehouse space in an office building in Oaks, Pennsylvania, from GMM Associates, a Pennsylvania general partnership, whose partners are Jerry L. Malis, Thomas J. Gilloway (deceased as of February 18, 2001) and Leonard I. Malis, principal shareholders, directors and/or officers of the Company. The lease which commenced on July 1, 1995 for a term of five years provided for a monthly base rent of $4,716 (with increases based on increases in the consumer price index) which include costs associated with real estate taxes, maintenance and utilities. During December 2000 the lease was extended for an additional term of five years effective as of July 1, 2000 and calls for a monthly base rent of $4,643 (with increases on June 30th of each year based on increases in the Producer Price Index). All other terms remain the same. The related expense for this lease for the years ended September 30, 2002, 2001 and 2000 was $57,740, $56,115 and $56,376,
respectively. As of September 30, 2002, the Company was current on all rental obligations due the related party.

The Company has also entered into leases for certain equipment under operating lease agreements with terms ranging between two and four years.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





10.  COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)
----------------

A schedule of future minimum payments under operating leases is as follows:

Years ending September 30,
                                        Related       Other
                                         Party      Operating
                                         -----      ---------

        2003                           $  55,716   $  25,119
        2004                              55,716       9,511
        2005                              41,787       8,152
        2006                                   -         866
                                       ---------   ---------
                                       $ 153,219   $  43,648
                                       =========   =========


11.  MAJOR CUSTOMERS

For the years ended September 30, 2002, 2001 and 2000, a significant part of the Company's revenues were derived from one major customer pursuant to a distribution agreement under which the Company granted the exclusive right to sell its electrosurgical systems and other products developed by the Company in the field of neurosurgery. Revenues derived from this customer are approximately as follows:



                                                 Percent of
                                                    Total
                                 Revenues         Revenues
                                 --------         --------

Year ended September 30, 2002   $ 4,515,000          90%

Year ended September 30, 2001   $ 4,169,000          79%

Year ended September 30, 2000   $ 3,696,000          84%



In addition, for the years ended September 30, 2002, 2001 and 2000, revenue derived from another customer totaled approximately $347,000, $1,009,000 and $320,000, respectively, representing approximately 7%, 19% and 7%, respectively of the Company's total revenues.

At September 30, 2002 and 2001, these two customers accounted for approximately 99% and 98%, respectively, of the Company's accounts receivable.

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

In April 2000, the Board of Directors of the Company approved a stock repurchase program continuing a prior program whereby the Company may, from time to time, repurchase on the open market up to 200,000 shares of the Company's Common Stock. In August 2002, the Board of Directors of the Company voted to terminate the then existing program and approved a new program for the repurchase of up to 200,000 shares of the Company's Common Stock. During the fiscal years ended September 30, 2002, 2001 and 2000, the Company repurchased for retirement 26,500, 84,050 and 65,447 shares at an aggregate cost of $46,878, $110,706 and
$147,395, respectively.

Preferred Stock
---------------

The Company is authorized to issue 487 shares of preferred stock, $1,000 par value. The holders of the preferred stock would have no voting rights or preemptive rights. Upon liquidation of the Company, a $1,000 per share liquidating dividend must be paid upon each issued and outstanding share of preferred stock before any liquidating dividend is paid on the Common Stock. For each of the years ended September 30, 2002, 2001 and 2000, there were no issued or outstanding preferred shares, and the Company has no intention to issue any preferred stock in the immediate future.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





13.  EARNINGS (LOSS) PER SHARE

                                                For the Years Ended
                                                    September 30,
                                          2002           2001        2000
                                          ----           ----        ----

Basic Income (Loss) Per Share:
 Income (loss) available to common
  shareholders                         $   380,527   $   330,221  $   (54,312)
                                       ===========   ===========  ===========

 Weighted average shares outstanding     8,067,286     8,081,890    8,193,034
                                       ===========   ===========  ===========

Basic Income (Loss) Per Share          $      0.05   $      0.04  $     (0.01)
                                       ===========   ===========  ===========
Diluted Income (Loss) Per Share:

Income (Loss) available to
 common shareholders                   $   380,527   $   330,221  $   (54,312)
                                       ===========   ===========  ===========

 Weighted average shares outstanding     8,067,286     8,081,890    8,193,034

 Dilutive shares issuable in connection
  with stock plans                          87,284        71,056            -
                                       -----------   -----------  -----------

 Dilutive weighted average common
  shares outstanding                     8,154,570     8,152,946    8,193,034
                                       ===========     =========    =========

 Diluted Income (Loss) Per Share       $      0.05   $      0.04  $     (0.01)
                                       ===========   ===========  ===========

Options to purchase 517,850, 483,075 and 288,075 shares of common stock were outstanding at September 30, 2002, 2001 and 2000, respectively, and 70,200, 70,200 and 288,075 of these shares were not included in the computation of diluted earnings per share in accordance with SFAS 128, as the potential shares are considered anti-dilutive.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





14.  PROVISION FOR (BENEFIT OF) INCOME TAXES

Provision for (benefit of) income taxes is as follows:

                                          For the Years Ended
                                             September 30,
                                     2002         2001       2000
                                     ----         ----       ----
        Current:
         Federal                  $ 204,500    $  74,100           -
         State                       40,200       17,300           -
                                  ---------    ---------   ---------
                                    244,700       91,400           -
                                  ---------    ---------   ---------
        Deferred:
         Federal                     20,703       93,840     (15,884)
         State                        9,181        9,713      (2,378)
                                  ---------    ---------   ---------
                                     29,884      103,553     (18,262)
                                  ---------    ---------   ---------
                                  $ 274,584    $ 194,953   $ (18,262)
                                  =========    =========   =========


The Company's effective tax rate was 41.9%, 37.2% and (25.2)% for the years ended September 30, 2002, 2001 and 2000, respectively. Reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:


                                 For the Years Ended
                                     September 30,
                                2002      2001      2000
                                ----      ----      ----
Computed at the expected
 statutory rate                34.0 %    34.0 %    (18.1)%
State taxes net of
 federal tax benefit            6.6       5.9       (6.1)
Other                           1.3      (2.7)      (1.0)
                               ----      ----       ----
                               41.9 %    37.2 %    (25.2)%
                               ====      ====       ====

                 VALLEY FORCE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)






14. PROVISION FOR (BENEFIT OF) INCOME TAXES (Continued)

Certain items of income and expense are recognized in different years for financial reporting and income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. The items that give rise to the deferred income tax assets and deferred income tax liability are as follows:




                                               For the Years Ended
                                                  September 30,
                                         2002           2001         2000
                                         ----           ----         ----

Deferred Tax Assets:
 Difference in capitalization
  of inventory cost                  $   56,993   $    54,499   $   89,600
 Difference in reporting bad debts       19,300        32,067       10,148
 Federal and State of Pennsylvania
  net operating loss carryforward             -        14,527      106,005
 Tax credits and other current assets         -         3,287        8,506
                                     ----------   -----------   ----------
  Total deferred tax assets              76,293       104,380      214,259
 Valuation allowance                          -             -       (4,945)
                                     ----------   -----------   ----------
 Total Deferred Tax Assets           $   76,293   $   104,380   $  209,314
                                     ==========   ===========   ==========
 Deferred Tax Liability:
  Difference in reporting
   depreciation and
   amortization on
   long-term assets                  $   14,357   $    19,280   $   20,661
                                     ----------   -----------   ----------

   Total Deferred Tax Liability      $   14,357   $    19,280   $   20,661
                                     ==========   ===========   ==========


15.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of short-term cash investments and trade receivables. The Company maintains substantially all of its banking activities with one bank and cash balances throughout the year generally exceeded the federally insured limits of the FDIC and SIPC of $100,000. The Company typically invests cash balances which exceed $100,000 in money market accounts, money market mutual funds or short-term municipal securities. During a portion of 2000, the Company also invested in U.S. Treasury Securities. At September 30, 2002 and 2001, the balances the Company held in these securities was approximately $2,278,000 and $1,500,000, respectively. Management believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk associated with trade receivables, which are principally due from two customers.

                 VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





16.  QUARTERLY RESULTS (UNAUDITED)

The following table presents selected unaudited quarterly operating results for the Company's eight quarters ended September 30, 2002 for continuing operations. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results.


Fiscal 2002              First         Second        Third         Fourth
                        Quarter       Quarter       Quarter       Quarter       Total
                        -------       -------       -------       -------       -----
Net sales            $ 1,262,406   $ 1,457,798   $ 1,148,278   $ 1,153,449   $ 5,021,931
Gross profit             646,066       760,588       602,406       549,662     2,558,722
Operating income         211,776       199,077       153,378        67,769       632,000
Net income               127,473       117,634        90,669        44,751       380,527
Basic and diluted
 net income per
 common share        $      0.02   $      0.01   $      0.01   $      0.01   $      0.05

Fiscal 2001

Net sales            $ 1,065,106   $ 1,251,804   $ 1,554,642   $ 1,391,933   $ 5,263,485
Gross profit             494,371       669,589       803,963       603,526     2,571,449
Operating income          11,418       137,166       235,236       101,926       485,746
Net income                17,812        83,592       155,530        73,287       330,221
Basic and diluted
 net income per
 common share        $      0.00   $      0.01   $      0.02   $      0.01   $      0.04

                                   EXHIBIT 22


                 CONSENT OF SAMUEL KLEIN AND COMPANY
                       INDEPENDENT ACCOUNTANTS


   We consent to the incorporation by reference in the registration statements of Valley Forge Scientific Corp. and its subsidiaries on Form S-8 (File No. 333-63637; 333-72296 and 333-72134) of our report dated November 27, 2002 on our audits of the financial statements of Valley Forge Scientific Corp. and its subsidiaries as of September 30, 2002 and 2001, and for each of the three years in the period ended September 30, 2002, which report is included in this Annual Report on Form 10-K.


SAMUEL KLEIN AND COMPANY

/s/ SAMUEL KLEIN AND COMPANY

Newark, New Jersey
December 16, 2002