Form 10-K/A
period 2002-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 2003-01-27
CIK 836429

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

     For the transition period from _______________ to _______________

                        Commission File Number: 001-10382


                          VALLEY FORGE SCIENTIFIC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         PENNSYLVANIA                                            23-2131580
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)


                  136 Green Tree Road, Oaks, Pennsylvania 19456
              -----------------------------------------------------
              (Address of principal executive offices and zip code)


                            Telephone: (610) 666-7500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:


                                                           Name of Each Exchange
Title of Each Class                                        on which Registered
-------------------                                        -------------------

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

At December 13, 2002 there were 8,024,312 shares of the Registrant's Common Stock outstanding.

                                    PART III
                                    --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------  --------------------------------------------------

The directors and executive officers of the Company are as follows:

                                                                                Director
Name                 Age     Position(s)                                         Since
----                 ---     -----------                                        --------
Jerry L. Malis        70     Chairman of the Board, Chief Executive Officer     1980
                             and President
Leonard I. Malis      83     Director                                           1989
Bruce A. Murray       66     Director                                           1992
Robert  H. Dick       59     Director                                           1997
Louis Uchitel         77     Director                                           2001

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission and the Nasdaq Stock Market. Such directors, executive officers and 10% stockholder are also required to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of reports furnished to the Company, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended September 30, 2002, each director, executive officer and 10% stockholder of the Company's securities made timely filings of all reports require by Section 16 of the Exchange Act.

Item 11. EXECUTIVE COMPENSATION.
-------  ----------------------

SUMMARY COMPENSATION TABLE

         Summary Compensation Table. The following table sets forth the aggregate compensation paid by the Company with respect to the three fiscal years ended September 30, 2002 to the Company's Chief Executive Officer.

                                                                    Number of
                                                                    Shares of
                                                                   Common Stock
     Name and                                                       Underlying
Principal Position          Fiscal Year     Salary     Bonus     Options Granted
-------------------------   -----------    --------   --------   ---------------

Jerry L. Malis,                2002        $199,000   $ 25,000           --
  Chief Executive Officer      2001         199,000          0       50,000
  and President                2000         199,000          0           --

         Aggregate Fiscal Year End Option Values. The following table sets forth the value on September 30, 2002 of unexercised options for the Chief Executive Officer.

                        Number of Shares of Common Stock
                             Underlying Unexercised           Aggregate Value of Unexercised
Name                     Options at September 30, 2002        Options at September 30, 2002
----                    --------------------------------      ------------------------------

Jerry L. Malis (1)                   100,000                              $27,250

-------------

(1) On each of June 5, 2000 and October 24, 2002, options to purchase 50,000 shares of Common Stock, which were previously issued to Mr. Malis, expired in accordance with their terms unexercised. Mr. Malis' options consist of the following:
         - 50,000 shares granted on December 22, 1994 at $2.375 per share, expiring December 22, 2004, of which 50,000 shares are exercisable; and
         - 50,000 shares granted on December 12, 2000 at $1.125 per share expiring December 12, 2010, of which 50,000 shares are exercisable.

DIRECTORS' COMPENSATION

         Directors have not received any cash compensation for their services as members of the Board of Directors, but Directors are entitled to reimbursement for expenses incurred in connection with their attendance at meetings.

         Non-Employee Directors' Stock Option Plan. The Company has adopted the 2000 Non-Employee Directors' Stock Option Plan which provides that each Director of the Company, who is neither an employee of the Company or an immediate family member of an officer of the Company, will be granted options to purchase 10,000 shares of the Company's common stock, no par value, ("Common Stock") each year he is elected, appointed, or re-elected as a Board member. Each non-employee Director of the Company who served in such position on December 12, 2000, the effective date of this plan, received a grant of options as of that date. The exercise price of options granted under this plan is equal to the fair market value of the common stock on the date of grant. All options granted under this plan vest upon issuance.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------  --------------------------------------------------------------

         The following table sets forth as of January 15, 2003 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each of the named Executive Officers and Directors; and (ii) persons or entities believed by the Company to be the beneficial owners of more than 5% of the Company's Common Stock based on certain filings made under
Section 13 of the Exchange Act. All such information provided by the stockholders who are not Executive Officers or Directors listed reflects their beneficial ownership as of the dates specified in the footnotes to the table.

                                               Amount of
Name and Address of                            Beneficial            Percentage
Beneficial Owners (1)                          Ownership                Owned
---------------------                          ----------            ----------
Jerry L. Malis (2)(3)                          1,232,276                15.2%
Dr. Leonard I. Malis (2)(6)                      961,242                12.0%
Russell U. Schenkman (8)                         651,375                 8.1%
Louis Uchitel (2) (7)                            235,000                 2.9%
Bruce A. Murray (2)(4)                            36,000                  *
Robert H. Dick (2)(5)                             34,000                  *
         All officers and directors
         as a group (5 persons)                2,498,518                30.4%
--------------------
* less than 1%
(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) The mailing address of Messrs. Malis, Murray, Dick, Uchitel and Dr. Malis, directors of the Company, is 136 Green Tree Road, P.O. Box 1179, Oaks, Pennsylvania 19456-1179.
(3) Includes 100,000 shares issuable to Mr. Malis subject to options exercisable currently or within 60 days. Also includes 200,000 shares held in the Malis Family, L.P., a limited partnership in which Jerry L. Malis is the general partner and possesses voting and investment power.
(4) Represents 36,000 shares issuable to Mr. Murray subject to options exercisable currently or within 60 days.
(5) Represents 34,000 shares issuable to Mr. Dick subject to options exercisable currently or within 60 days.
(6) Includes 400,000 shares held in the Leonard and Ruth Malis Family, L.P., a limited partnership in which Dr. Malis is a general partner and possesses voting and investment power.
(7) Includes 20,000 shares issuable to Mr. Uchitel subject to options exercisable currently or within 60 days.
(8) Russell U. Schenkman is the sole trustee of the Frances W. Gilloway Marital Trust and the Frances W. Gilloway Residue Trust (the "Trusts"), which are the record owners of 601,375 shares of the Common Stock and options to purchase 50,000 shares of Common Stock exercisable currently or within 60 days. The Trusts were created under the will of Thomas J. Gilloway to, among other things, own certain shares of the Common Stock beneficially owned by Mr. Gilloway. Mr. Schenkman in his capacity as trustee of the Trusts possesses sole voting and investment power with respect to the shares and therefore is deemed to beneficially own, under applicable regulations of the Securities and Exchange Commission, the 651,375 shares owned of record by the Trusts. Mr. Schenkman disclaims beneficial ownership of all shares owned of record by the Trusts. The address of Mr. Schenkman is 13 Roszel Road, Princeton, New Jersey 08540. Based on information set forth in a Schedule 13G filed under the Exchange Act on January 16, 2002.

---------------

                                EQUITY COMPENSATION PLAN INFORMATION

                                                                              Number of shares of
                                                                            common stock available
                           Number of shares of                             for future issuance under
                           common stock to be                                 equity compensation
                         issued upon exercise of     Weighted average       plans at September 30,
                          outstanding options,       exercise price of      2002 (excluding shares
                         warrants and rights at     outstanding options     reflected in the first
    Plan Category          September 30, 2002       warrants and rights             column)
---------------------    -----------------------    -------------------    -------------------------

Equity compensation
plans approved by
security holders                 517,850                   $2.30                    217,500

Equity compensation
plans not approved by
security holders                       0                       0                          0
                                 -------                   -----                    -------

Total:                           517,850                   $2.30                    217,500
                                 =======                   =====                    =======

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------

         Since the late 1960's, Dr. Leonard I. Malis, one of the Company's directors, on an individual basis, has been a party to royalty arrangements with Codman & Shurtleff, Inc., the Company's principal customer. Dr. Malis has developed and in the future may develop passive hand instruments for Codman & Shurtleff, Inc. with no pecuniary benefits to the Company.

         The Company has entered into a five year lease commencing on July 1, 2000 for approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,716 with GMM Associates, a Pennsylvania general partnership. Two of the partners of GMM Associates are Jerry L. Malis and Leonard I. Malis, principal shareholders as well as directors. The related expense for this lease for the year ended September 30, 2002 was $57,740. The Company believes the rental payments reflect fair rental value for the space.

         For the year ended September 30, 2002, the Company paid legal fees and costs in the amount of $85,994 to a law firm in which a son-in-law of Jerry L. Malis is a partner.

         During fiscal years 2000, 2001 and 2002, the Company retained R. H. Dick & Company, Inc., an investment banking and business consulting company, owned by Robert H. Dick, one of the Company's directors, to perform investment banking and business consulting services. For the years ended September 30, 2002, 2001 and 2000, the Company incurred consulting expenses from these services in an amount totaling $10,000, $5,000 and $5,594, respectively.

Item 15. REPORTS ON FORM 8-K.
-------  -------------------

         The Company filed a Form 8-K on September 10, 2002 in which the Company disclosed Other Events under Item 5.


                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of January, 2003.

                                       VALLEY FORGE SCIENTIFIC CORP.



                                       By: /s/ JERRY L. MALIS
                                           -------------------------
                                           Jerry L. Malis, President