Form 10-Q
period 2002-12-31
VALLEY FORGE SCIENTIFIC CORP
filed 2003-02-13
CIK 836429

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

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

                            Telephone: (610) 666-7500

Indicate by check mark [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

Indicate by check mark [X] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes [ ]     No [X]

At February 10, 2003 there were 8,004,712 shares outstanding of the Registrant's no par value Common Stock.

================================================================================

                          VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                                December 31, 2002



                                                                           Page
                                                                          Number
                                                                          ------

Part I - Financial Information

         Item 1.  Financial Statements:

         Balance Sheets - December 31, 2002 and September 30, 2002.          1

         Statements of Operations for the three months
         ended December 31, 2002 and December 31, 2001.                      2

         Statements of Cash Flows for the three months
         ended December 31, 2002 and  December 31, 2001.                     3

         Notes to Financial Statements.                                      4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                       6

         Item 4.  Controls and Procedures                                   13

Part II - Other Information                                                 13



                                       (i)

Part I
Item 1.  Financial Statements
-----------------------------

                          VALLEY FORGE SCIENTIFIC CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                     December 31,  September 30,
ASSETS                                                   2002           2002
------                                               -----------    -----------
                                                     (Unaudited)     (Audited)
Current Assets:
  Cash and cash equivalents                          $ 2,300,620    $ 2,543,898
  Accounts receivable, net                               508,761        337,939
  Inventory                                              803,629        882,832
  Prepaid items and other current assets                 181,434        140,784
  Deferred tax assets                                     62,178         76,293
                                                     -----------    -----------
       Total Current Assets                            3,856,622      3,981,746

Property, Plant and Equipment, Net                       135,106        136,131
Goodwill                                                 153,616        153,616
Intangible Assets, Net                                   284,296        294,371
Other Assets                                               3,480          4,171
                                                     -----------    -----------

       Total Assets                                  $ 4,433,120    $ 4,570,035
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses              $   258,185    $   200,972
  Income taxes payable                                        --        152,309
                                                     -----------    -----------
       Total Current Liabilities                         258,185        353,281

Deferred Tax Liability                                    14,030         14,357
                                                     -----------    -----------

       Total Liabilities                                 272,215        367,638
                                                     -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock                                             --             --
  Common stock (no par, 20,000,000 shares
   authorized, shares issued and outstanding
   at December 31, 2002 - 7,986,412 and
   at September 30, 2002 - 8,041,312)                  3,620,215      3,701,846
  Retained earnings                                      540,690        500,551
                                                     -----------    -----------
                                                       4,160,905      4,202,397
                                                     -----------    -----------

       Total Liabilities and Stockholders' Equity    $ 4,433,120    $ 4,570,035
                                                     ===========    ===========


--------------------

See accompanying notes.

                          VALLEY FORGE SCIENTIFIC CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      For the Three Months Ended
                                                             December 31,
                                                         2002            2001
                                                      ----------      ----------

Net Sales                                             $1,019,942      $1,262,406

Cost of Sales                                            529,272         616,340
                                                      ----------      ----------

Gross Profit                                             490,670         646,066
                                                      ----------      ----------

Other Costs:
  Selling, general and administrative                    330,618         340,137
  Research and development                                89,338          78,358
  Amortization                                            10,075          15,795
                                                      ----------      ----------
       Total Other Costs                                 430,031         434,290
                                                      ----------      ----------

Income from Operations                                    60,639         211,776

Other Income (Expense), Net                                8,989           1,097
                                                      ----------      ----------

Income before Income Taxes                                69,628         212,873

Provision for Income Taxes                                29,489          85,400
                                                      ----------      ----------

Net Income                                            $   40,139      $  127,473
                                                      ==========      ==========


Net Income per Share:
  Basic net income per common share                   $     0.01      $     0.02
                                                      ==========      ==========
  Diluted net income per common share                 $     0.01      $     0.02
                                                      ==========      ==========

  Basic common shares outstanding                      8,013,875       8,067,812

  Diluted common shares outstanding                    8,043,858       8,152,917


--------------------

See accompanying notes.

                          VALLEY FORGE SCIENTIFIC CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                           For the Three Months Ended
                                                                  December 31,
                                                               2002           2001
                                                           -----------    -----------

Cash Flows from Operating Activities:
  Net income                                               $    40,139    $   127,473
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                             15,190         20,845
      Write-down of property, plant and equipment                   --          5,300
      Reduction of allowance for loans and advances
        to employees                                                --        (48,383)
      Interest accrued on loans and advances to
        employees                                                 (583)          (698)

  Changes in assets and liabilities, net of effect from:
    (Increase) decrease in accounts receivable                (170,822)       123,791
    Decrease in inventory                                       79,203          3,095
    Decrease in deferred tax assets                             14,115         15,050
    Increase in prepaid items and other current assets         (50,067)       (26,184)
    Decrease in other assets                                       691            319
    Increase (decrease) in accounts payable and accrued
      expenses and income taxes payable                        (95,096)        13,774
    Decrease in deferred tax liability                            (327)        (1,950)
                                                           -----------    -----------
        Net cash provided by (used in) operating
          activities                                          (167,557)       232,432
                                                           -----------    -----------

Cash Flows from Investing Activities:
  Purchase of property, plant and equipment                     (4,090)            --
  Proceeds from repayment of employee loans and advances        10,000         55,261
  Loans and advances to employees                                   --         (1,436)
                                                           -----------    -----------
        Net cash provided by investing activities                5,910         53,825
                                                           -----------    -----------

Cash Flows from Financing Activities:
  Repurchase of common stock                                   (81,631)            --
                                                           -----------    -----------
        Net cash used in financing activities                  (81,631)            --
                                                           -----------    -----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                                 (243,278)       286,257

Cash and Cash Equivalents, beginning of period               2,543,898      1,500,622
                                                           -----------    -----------

Cash and Cash Equivalents, end of period                   $ 2,300,620    $ 1,786,879
                                                           ===========    ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                               $        --    $        --
                                                           ===========    ===========
    Income taxes                                           $   190,000    $   100,075
                                                           ===========    ===========


--------------------

See accompanying notes.

                          VALLEY FORGE SCIENTIFIC CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2002


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

The accompanying financial statements consolidate the accounts of VFSC and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current year presentation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature, necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

The statements of operations for the three months ended December 31, 2002 and 2001 are not necessarily indicative of results for the full year.

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

                          VALLEY FORGE SCIENTIFIC CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2002
                                   (Continued)


3.   GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, Goodwill has been reflected on the balance sheet separate from other intangible assets which continue to be amortized. No changes were made to the carrying amount of goodwill for the quarter ended December 31, 2002. The Company completed its transitional impairment test during the quarter ending March 31, 2002, indicating that goodwill was not impaired.

Information regarding the Company's other intangible assets is as follows:


                                As of December 31, 2002               As of September 30, 2002
                         ------------------------------------   ------------------------------------
                            Gross                                  Gross
                          Carrying    Accumulated                Carrying    Accumulated
                           Amount    Amortization      Net        Amount    Amortization      Net
                         ----------   ----------   ----------   ----------   ----------   ----------

Patents, trademarks,
  licensing agreements   $  569,009   $  485,760   $   83,249   $  569,009   $  483,224   $   85,785

Proprietary know-how        452,354      251,307      201,047      452,354      243,768      208,586

Acquisition costs            55,969       55,969           --       55,969       55,969           --
                         ----------   ----------   ----------   ----------   ----------   ----------

                         $1,077,332   $  793,036   $  284,296   $1,077,332   $  782,961   $  294,371
                         ==========   ==========   ==========   ==========   ==========   ==========


Amortization expense of intangible assets was $10,075 and $15,759 for the three months ended December 31, 2002 and 2001, respectively. The annual estimated amortization expense for intangible assets for the five year period ending September 30, 2007 ranges from approximately $30,000 to $64,000.

4.   COMMITMENTS AND CONTINGENCIES

On September 19, 2002, the Company was served with a complaint that was filed in the Superior Court of the State of Arizona, County of Maricopa, entitled Jeffrey Turner and Cathryn Turner et al v. Phoenix Children's Hospital, Inc., et al, (CV 2002-010791) in which the Company was named as one of the defendants. The plaintiffs seek an unspecified amount of damages for alleged injuries sustained in a surgery that took place in June 2000. The Company's product liability insurance carrier is providing the Company's defense in this matter. This insurance coverage has a $10,000 deductible that applies to attorney fees and damages which have been provided for in other costs under selling, general and administrative expense for the year ended September 30, 2002. In an answer that was filed on November 26, 2002, the Company denied any liability. The Company believes the claim is without merit and will vigorously defend itself in this action.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   OF OPERATIONS

         The following is a discussion and analysis of Valley Forge Scientific Corp.'s financial condition and results of operations for the three month periods ended December 31, 2002 and 2001. This section should be read in conjunction with the financial statements and related notes in Item 1 of this report and Valley Forge Scientific Corp.'s Annual Report on Form 10-K for the year ended September 30, 2002, which has been filed with the Securities and Exchange Commission.

              Cautionary Note Regarding Forward Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historic information, "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include, but are not limited to statements about: any competitive advantage we may have as a result of our installed base of electrosurgical generators in the field of neurosurgery; our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; the future success of products and disposable instrumentation in the field of neurosurgery; and our ability to attract distributors for our products outside of neurosurgery and in the dental market, and the acceptance and continued acceptance of our products in those markets. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements after the date of this report. You are advised to review the "Additional Cautionary Statements" section below and our Annual Report on Form 10-K for the year ended September 30, 2002 for more information about risks and uncertainties that could affect the financial results of Valley Forge Scientific Corp.

Overview

         We design, develop, manufacture and sell medical and dental devices. Our core business is in our bipolar electrosurgical generators and related instrumentation, based on our DualWave(TM) technology. Our bipolar systems allow a surgeon or dentist to cut tissue in a manner that minimizes collateral damage to surrounding healthy tissue and to coagulate blood vessels quickly, safely and efficiently. By essentially eliminating damage to surrounding healthy tissue, the surgeon can work safely in direct contact with nerves, blood vessels, bone and metal implants. Our bipolar systems are designed to replace other surgical tools, such as monopolar systems, lasers and conventional instruments, used in soft tissue surgery.

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

Critical Accounting Policies and Estimates

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to product returns, bad debts, inventory valuation, impairments of tangible and intangible assets, income taxes, warranty obligations, other accruals, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Results of Operations

         Results of Operations for the Three Months Ended December 31, 2002 compared to the Three Months Ended December 31, 2001.

Summary

         Sales of $1,019,942 for the three months ended December 31, 2002 were 19% less than sales of $1,262,406 for the three months December 31, 2001. Net income for the three months ended December 31, 2002 was $40,139 as compared to $127,473 for the three months ended December 31, 2001.

Revenues

         Sales of $1,019,942 for the three months ended December 31, 2002 reflect an increase in sales volume to Codman & Shurtleff, the distributor of our products in the neurosurgery market, and a decrease in sales volume of our dental products. For the three months ended December 31, 2002, Codman & Shurtleff accounted for $1,012,000, or 99% of our sales, as compared to $972,050, or 77% of sales, for the three months ended December 31, 2001.

         In December 2002, we began to implement a new marketing plan for our Bident(R) bipolar dental system that focuses on direct marketing and sales of our dental products to national dental product dealers. We feel that the new marketing plan will achieve greater market penetration of our dental products in the dental market. We are in the early stages of establishing the infrastructure to support our dental dealer marketing effort and we have planned a marketing campaign for the first half of calendar 2003 targeting dentists, periodontists and oral surgeons. As a result of this transition, sales of the Bident(R) bipolar dental system made only a minimal contribution to sales during the three months ended December 31, 2002 as compared to sales of $280,000 during the three months ended December 31, 2001.

          For the three months ended December 31, 2002, 49% of our sales related to sales of bipolar electrosurgical generators, irrigators and accessories as compared to approximately 65% of our sales for the corresponding period in fiscal 2001. Sales of disposable products, primarily cord and tubing sets, accounted for approximately 42% of our sales, in the three months ended December 31, 2002 as compared to approximately 30% of our sales, for the corresponding period in fiscal 2001.

Cost of Product Sales

         Cost of sales was $529,272, or 52% of sales, for the three months ended December 31, 2002, as compared with $616,340, or 49% of sales, for the three months ended December 31, 2001. Gross margin was 48% for the three months ended December 31, 2002 as compared to 51%, for the three months ended December 31, 2001.

         The difference in gross margin as a percentage of sales is attributable to changes in product mix and sales levels. We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, and fluctuation in manufacturing production levels and overhead costs as new products are introduced. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

Operating Expenses

         Selling, general and administrative expenses decreased to $330,618, or 32% of sales, for three months ended December 31, 2002, from $340,137, or 27% of sales, for the three months ended December 31, 2001.

         Research and development expenses for the three months ended December 31, 2002 were $89,338, or 9% of sales, as compared to $78,358, or 6% of sales, for the three months ended December 31, 2001. We continue to invest in research and development to expand our technological base for use in both existing and additional clinical areas.

Other Income/Expense, net

         Other income and expense, net, increased to $8,989 for the three months ended December 31, 2002 as compared to $1,097 for the three months ended December 31, 2001. At December 31, 2002, we had $2,300,620 in cash and cash equivalents as compared to $1,786,879 at December 31, 2001.

Income Tax Provision

         The provision for income taxes was $29,489 for the three months ended December 31, 2002 as compared to a provision of $85,400 for the three months ended December 31, 2001.

Net Income

         As a result of the foregoing, for the three months ended December 31, 2002 our net income was $40,139, or a 69% decrease from net income of $127,473 for the three months ended December 31, 2001. Basic and diluted income per share was $.01 for the three months ended December 31, 2002 as compared to $.02 for the three months ended December 31, 2001. Although we have been profitable on a quarterly basis since the third quarter of fiscal 2000, due to our operating history and numerous other factors, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

         At December 31, 2002, we had $3,598,437 in working capital compared to $3,628,465 at September 30, 2002. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances, as well as our borrowing ability. The cash equivalents are highly liquid with original maturities of ninety days or less.

         Cash used in operating activities was $167,557 for the three months ended December 31, 2002, as compared to cash provided by operating activities of $232,432 for the three months ended December 31, 2001. The cash used by operating activities for the three months ended December 31, 2002 was mainly attributable to an increase in accounts receivable of $170,822, a decrease in accounts payable, accrued expenses and income taxes payable of $95,096, and an increase in prepaid items and other current assets of $50,067. This was partially offset by a decrease in inventory of $79,203 and our operating profit of $40,139.

         During the three months ended December 31, 2002, inventories decreased by $79,203 to a total of $803,629 at December 31, 2002 compared to $1,196,441 at December 31, 2001. The decrease was primarily due to improved inventory management and reduced sales levels for the three months ended December 31, 2002. Inventories were kept at these levels primarily to support anticipated future sales activities.

         In the first quarter of fiscal 2003, accounts receivable net of allowances increased by $170,822 to a total of $508,761 at December 31, 2002 as compared to $337,939 at September 30, 2002. At December 31, 2001, our accounts receivable net of allowances was $481,359. The increase in accounts receivable in the first quarter of 2003 was primarily due to timing of sales during the quarter.

         During the three months ended December 31, 2002, we received net proceeds of $10,000 from the repayment of employee loans. We also used $4,090 for the purchase of property and intangible assets. Net property and equipment decreased slightly to $135,106 at December 31, 2002 as compared to $135,450 at December 31, 2001.

         During the three months ended December 31, 2002, we purchased 54,900 shares of our common stock for an aggregate cost of $81,631 pursuant to our stock repurchase plan approved by our Board of Directors in August 2002. All 54,900 shares repurchased were retired or were in the process of being retired as of December 31, 2002. As of December 31, 2002, we repurchased an aggregate of 81,400 shares under the repurchase plan, leaving a balance of 118,600 shares available for repurchase under the repurchase plan.

         At December 31, 2002, we had cash and cash equivalents of $2,300,620. We plan to finance our operating and capital needs principally with cash flows from operations and existing balances of cash and cash equivalents, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the success in commercializing our existing products, development and commercialization of products in other clinical markets, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

         We have a line of credit of $1,000,000 with First Union National Bank, which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,000,000. Our current tangible net worth exceeds $3,000,000 at December 31, 2002. There was no outstanding balance on this line.

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

Our Growth Depends on Introducing New Products and the Market Penetration by
----------------------------------------------------------------------------
Third Party Distributors
------------------------

         Our growth depends on the acceptance of our products in the marketplace, the market penetration achieved by the companies that we utilize, sell to, and rely on, to sell and distribute our products, and our ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products we introduce, or have introduced, will be widely accepted by the marketplace, or that companies which we contract with to distribute or sell our products will continue to achieve market penetration in the field of neurosurgery and achieve market penetration in the dental market and surgical disciplines and markets outside of neurosurgery. Our failure to continue to introduce new products or gain wide spread acceptance of our products would adversely affect our operations.

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


A Significant Amount of Our Business Comes From One Customer.
------------------------------------------------------------

         Codman & Shurtleff, Inc. accounted for 99% of our sales in the quarter ended December 31, 2002 and 90% of our sales in fiscal 2002. Any cancellation, deferral or significant reduction in sales to Codman & Shurtleff, Inc. could seriously harm our business, financial condition and results of operations.

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


Our Operating Results May Fluctuate
-----------------------------------

         We have experienced operating losses at various times since our inception. Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

         o        the introduction of new product lines;
         o        the level of market acceptance of our products;
         o        achievement of research and development milestones;
         o timing of the receipt of orders from, and product shipments to, from distributors and customers;

         o        timing of expenditures;
         o        manufacturing or supply delays;
         o the time needed to educate and train a distributor's sales force;
         o        product returns; and
         o        receipt of necessary regulation approvals.

Item 4.  CONTROLS AND PROCEDURES
------

(a) Evaluation of Disclosure Controls and Procedures.

         The Company's Chief Executive Officer/Principal Financial Officer, Jerry L. Malis, has reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, this officer believes that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to him by others within the Company.

(b) Changes in Internal Controls.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
------

         From time to time we are subject to litigation claims. As of December 31, 2002, there are no material pending legal proceedings to which we are a party or to which any of our property is the subject.

         On September 19, 2002, we were served with a Complaint that was filed in the Superior Court of the State of Arizona, County of Maricopa entitled Jeffrey Turner and Cathryn Turner, husband and wife, individually, and on behalf
--------------------------------------------------------------------------------
of Morgan Rose Turner, a Minor v. Phoenix Children's Hospital, Inc., Valley
---------------------------------------------------------------------------
Forge Scientific Corp., et al (CV 2002-010791) in which we are named as one of
---------------------------------------------
the defendants. The plaintiff seeks an unspecified amount of damages for alleged injuries sustained in a surgery that took place in June 2000. Our products liability insurance carrier is providing our defense in this matter. In an answer that was filed on November 26, 2002, we deny any liability. We believe the claims against us are without merit and we will vigorously defend ourselves in this matter.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------

         (a)      Exhibits
                  Exhibit 99.1 Certification of Chief Executive
                  Officer/Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Current Reports on Form 8-K
                  None

                          VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       VALLEY FORGE SCIENTIFIC CORP.



Date: February 12, 2003                By: /s/ JERRY L. MALIS
                                           -------------------------------------
                                           Jerry L. Malis, President and
                                           Chief Executive Officer
                                           (principal financial officer)

                                  CERTIFICATION
                                  -------------

         I, Jerry L. Malis, certify that:


         1. I have reviewed this annual report on Form 10-Q of Valley Forge Scientific Corp;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                       /s/ JERRY L. MALIS
                                       -----------------------------------------
Dated: February 12, 2003               Jerry L. Malis, President,
                                       Chief Executive Officer, and
                                       Principal Financial Officer