Form 10-Q
period 2003-03-31
VALLEY FORGE SCIENTIFIC CORP
filed 2003-05-15
CIK 836429

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                               Yes [X]     No [ ]

At May 5, 2003 there were 7,951,712 shares outstanding of the Registrant's no par value Common Stock.
================================================================================

                          VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                      For the Quarter Ended March 31, 2003



                                                                           Page
                                                                          Number
                                                                          ------

Part I - Financial Information

     Item 1. Financial Statements:

     Balance Sheets - March 31, 2003 and September 30, 2002. .............     1

     Statements of Operations for the three and six months
     ended March 31, 2003 and March 31, 2002. ...........................      2

     Statements of Cash Flows for the six months ended
     March 31, 2003 and March 31, 2002. .................................      3

     Notes to Financial Statements. .....................................      4

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations. .......................      9

     Item 4. Controls and Procedures ....................................     16

Part II - Other Information .............................................     17

     Item 4. Submission of Matters to a Vote of Security Holders ........     17

     Item 5. Other Information ..........................................     17

     Item 6. Exhibits and Reports on Form 8-K ...........................     17

Signatures ..............................................................     18

Certification of Chief Executive Officer/Chief Financial Officer ........     19


                                       (i)

Item 1.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                       March 31,   September 30,
ASSETS                                                   2003          2002
------                                               ------------  ------------
                                                     (Unaudited)     (Audited)
Current Assets:
  Cash and cash equivalents                          $  2,152,406  $  2,543,898
  Accounts receivable, net                                625,538       337,939
  Inventory                                               800,772       882,832
  Prepaid items and other current assets                  221,362       140,784
  Deferred tax assets                                      73,702        76,293
                                                     ------------  ------------
          Total Current Assets                          3,873,780     3,981,746

Property, Plant and Equipment, Net                        138,597       136,131
Goodwill                                                  153,616       153,616
Intangible Assets, Net                                    274,221       294,371
Other Assets                                               38,790         4,171
                                                     ------------  ------------
          Total Assets                               $  4,479,004  $  4,570,035
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses              $    311,056  $    200,972
  Income taxes payable                                         --       152,309
                                                     ------------  ------------
          Total Current Liabilities                       311,056       353,281

Deferred Tax Liability                                     15,576        14,357
                                                     ------------  ------------

          Total Liabilities                               326,632       367,638
                                                     ------------  ------------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock                                              --            --
  Common stock (no par, 20,000,000 shares
    authorized, shares issued and outstanding
    at March 31, 2003 - 7,954,312 and
    at September 30, 2002 - 8,041,312)                  3,582,089     3,701,846
  Retained earnings                                       570,283       500,551
                                                     ------------  ------------
                                                        4,152,372     4,202,397
                                                     ------------  ------------

       Total Liabilities and Stockholders' Equity    $  4,479,004  $  4,570,035
                                                     ============  ============

-------------------------

See accompanying notes.

                        VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                        For the Three Months Ended   For the Six Months Ended
                                                March 31,                   March 31,
                                            2003          2002          2003          2002
                                        -----------   -----------   -----------   -----------
Net Sales                               $ 1,289,136   $ 1,457,798   $ 2,309,078   $ 2,720,204

Cost of Sales                               623,403       697,210     1,156,990     1,313,550
                                        -----------   -----------   -----------   -----------

Gross Profit                                665,733       760,588     1,152,088     1,406,654
                                        -----------   -----------   -----------   -----------
Other Costs:
  Selling, general and administrative       489,747       452,021       816,050       792,158
  Research and development                  120,169        93,695       209,507       172,053
  Amortization                               10,075        15,795        20,150        31,590
                                        -----------   -----------   -----------   -----------
          Total Other Costs                 619,991       561,511     1,045,707       995,801
                                        -----------   -----------   -----------   -----------

Income from Operations                       45,742       199,077       106,381       410,853

Other Income (Expense), Net                   6,823         3,435        15,812         4,532
                                        -----------   -----------   -----------   -----------
Income before Income Taxes                   52,565       202,512       122,193       415,385

Provision for Income Taxes                   22,972        84,878        52,461       170,279
                                        -----------   -----------   -----------   -----------
Net Income                              $    29,593   $   117,634   $    69,732   $   245,106
                                        ===========   ===========   ===========   ===========


Earnings per Share:
  Basic earnings per common share       $      0.00   $      0.01   $      0.01   $      0.03
                                        ===========   ===========   ===========   ===========
  Diluted earnings per common share     $      0.00   $      0.01   $      0.01   $      0.03
                                        ===========   ===========   ===========   ===========

  Basic common shares outstanding         7,976,926     8,067,812     7,995,604     8,067,812

  Diluted common shares outstanding       7,992,841     8,160,894     8,018,553     8,156,906

-------------------------

See accompanying notes.

                      VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                               For the Six Months Ended
                                                                       March 31,
                                                                  2003           2002
                                                              -----------    -----------
Cash Flows from Operating Activities:
  Net income                                                  $    69,732    $   245,106
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                30,845         41,831
      Write-down of property, plant and equipment                      --          5,300
      Reduction of allowance for loans and advances
        to employees                                                   --        (47,790)
      Interest accrued on loans and advances to
        employees                                                    (576)        (1,386)

  Changes in assets and liabilities, net of effect from:
    Increase in accounts receivable                              (287,599)      (250,830)
    Decrease in inventory                                          82,060         86,785
    Decrease in deferred tax assets                                 2,591         19,710
    Increase in prepaid items and other current assets            (90,002)       (24,676)
    (Increase) decrease in other assets                           (34,619)           638
    Increase (decrease) in accounts payable and accrued
    expenses and income taxes payable                             (42,225)        85,952
    Increase (Decrease) in deferred tax liability                   1,219         (9,641)
                                                              -----------    -----------
        Net cash provided by (used in) operating
          activities                                             (268,574)       150,999
                                                              -----------    -----------

Cash Flows from Investing Activities:
  Purchase of property, plant and equipment                       (13,161)        (5,675)
  Purchase of intangible assets                                        --         (8,622)
  Proceeds from repayment of employee loans and advances           10,000         57,261
  Loans and advances to employees                                      --         (1,436)
                                                              -----------    -----------
        Net cash provided by (used in) investing activities        (3,161)        41,528
                                                              -----------    -----------

Cash Flows from Financing Activities:
  Repurchase of common stock                                     (119,757)            --
                                                              -----------    -----------
        Net cash used in financing activities                    (119,757)            --
                                                              -----------    -----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                                    (391,492)       192,527

Cash and Cash Equivalents, beginning of period                  2,543,898      1,500,622
                                                              -----------    -----------

Cash and Cash Equivalents, end of period                      $ 2,152,406    $ 1,693,149
                                                              ===========    ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                  $        --    $        --
                                                              ===========    ===========
    Income taxes                                              $   217,000    $   146,050
                                                              ===========    ===========

-------------------------

See accompanying notes.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2003


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

The statements of operations for the three months and six months ended March 31, 2003 and 2002 are not necessarily indicative of results for the full year.

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

Recently Issued Accounting Standards
------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, " which provides guidance on the identification of and reporting for variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company is required to adopt the interpretation in the first quarter of 2004 for variable interest entities acquired before February 1, 2003. The Company does not expect the adoption of Interpretation No. 46 to have a material effect on its results of operations and financial position.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2003
                                   (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (Continued)
------------------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 (see Note 4) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company as of January 1, 2003. The Company has not elected a voluntary change in accounting to the fair value based method, and, accordingly, the adoption of SFAS No. 148 did not have a significant impact on the Company's results of operations or financial position.


3.  GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, Goodwill has been reflected on the balance sheet separate from other intangible assets which continue to be amortized. No changes were made to the carrying amount of goodwill for the quarter ended March 31, 2003. The Company completed its transitional impairment test during the quarter ending March 31, 2002, indicating that goodwill was not impaired. An additional annual test was performed during the second quarter ending March 31, 2003 and no impairment adjustment was required.

Information regarding the Company's other intangible assets is as follows:

                                    As of March 31, 2003                       As of September 30, 2002
                         ------------------------------------------   ------------------------------------------
                             Gross                                        Gross
                           Carrying     Accumulated                     Carrying     Accumulated
                            Amount      Amortization        Net          Amount      Amortization        Net
                         ------------   ------------   ------------   ------------   ------------   ------------
Patents, trademarks,
  licensing agreements   $    569,009   $    488,295   $     80,714   $    569,009   $    483,224   $     85,785

Proprietary know-how          452,354        258,847        193,507        452,354        243,768        208,586

Acquisition costs              55,969         55,969             --         55,969         55,969             --
                         ------------   ------------   ------------   ------------   ------------   ------------

                         $  1,077,332   $    803,111   $    274,221   $  1,077,332   $    782,961   $    294,371
                         ============   ============   ============   ============   ============   ============

Amortization expense of intangible assets was $10,075 and $15,759 for the three months ended March 31, 2003 and 2002, respectively, and $20,150 and $31,590 for the six months ended March 31, 2003 and 2002, respectively. The annual estimated amortization expense for intangible assets for the five year period ending September 30, 2007 ranges from approximately $30,000 to $64,000.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2003
                                   (Continued)


4.  COMMITMENTS AND CONTINGENCIES

Litigation
----------

On September 19, 2002, the Company was served with a complaint that was filed in the Superior Court of the State of Arizona, County of Maricopa, entitled Jeffrey Turner and Cathryn Turner et al. v. Phoenix Children's Hospital, Inc., et al., (CV 2002-010791) in which the Company was named as one of the defendants. The plaintiffs seek an unspecified amount of damages for alleged injuries sustained in a surgery that took place in June 2000. The Company's product liability insurance carrier is providing the Company's defense in this matter. This insurance coverage has a $10,000 deductible that applies to attorney fees and damages which have been provided for in other costs under selling, general and administrative expense for the year ended September 30, 2002. In an answer that was filed on November 26, 2002, the Company denied any liability. The Company believes the claim is without merit and will vigorously defend itself in this action.

Stock Option Plans
------------------

As referred to in Note 2, the Company has adopted the disclosure provisions of SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". As permitted under this statement, the Company retained its current method of accounting for stock compensation in accordance with APB 25.

Following is a summary of the Company's various stock option plans:

                                                                                       Weighted
                                                                                        Average
                                                        Range of       Weighted        Remaining
                                                        Exercise        Average       Contractual
                                                         Prices        Exercise          Life
                                        Shares         Per Share         Price          (Years)
                                    -------------    -------------   -------------   -------------

Options outstanding at
  September 30, 2002                      517,850    $1.13 - $4.25   $        2.30            6.31
Granted                                    40,000     1.06 -  1.70            1.22            9.88
Exercised                                      --               --              --              --
Surrendered, forfeited or
  expired                                 (56,000)            3.63            3.63              --
                                    -------------    -------------   -------------

Options outstanding at
  March 31, 2003                          501,850    $1.06 - $4.25   $        2.06            6.91
                                    =============    =============   =============


As of March 31, 2003, options to purchase 352,090 shares are exercisable at prices ranging from $1.06 to $4.25 which correspond to a weighted average exercise price of $2.24 and a weighted average remaining contractual life of
8.07 years.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2003
                                   (Continued)


4.  COMMITMENTS AND CONTINGENCIES (Continued)

Stock Option Plans (Continued)
------------------

Pro forma information regarding net income and earnings per share is required by SFAS 148 and has been determined as if the Company had accounted for the employee stock options under the fair value method of that statement. The fair value for options granted during the three months and six months ended March 31, 2003 and 2002 was estimated at each date of grant. The fair value of these options was estimated using a Black-Scholes option valuation model with the following range of weighted average assumptions:

                                         For the Three Months Ended             For the Six Months Ended
                                                  March 31,                             March 31,
                                           2003               2002               2003               2002
                                     ---------------    ---------------    ---------------    ---------------
Risk-free interest (based on U.S.
Government strip bonds on the
date of grant with maturities
approximating the expected
option term)                                    3.65%              5.13%     3.65% - 4.00%              5.13%

Dividend yields                                    0%                 0%                0%                 0%

Volatility factors of the expected
market price of the Company's
common stock (based on
historical data)                               160.9%             169.7%   160.9% - 163.9%             169.7%

Expected life of options                    10 Years           10 Years          10 Years           10 Years


The weighted average fair value of options granted during the three months and six months ended March 31, 2003 and 2002 were as follows:

                                         For the Three Months Ended           For the Six Months Ended
                                                  March 31,                           March 31,
                                           2003              2002              2003              2002
                                         --------          --------          --------          --------
Stock prices equal to exercise
  price                                  $   1.05          $   2.73          $   1.21          $   2.73

Stock prices in excess of
  exercise price                               --                --                --                --

Stock prices less than exercise
  price                                        --                --                --                --

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2003
                                   (Continued)


4.  COMMITMENTS AND CONTINGENCIES (Continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with SFAS 123 and 148, only stock options granted after September 30, 1995 have been included for the Company's pro forma information as follows:

                                            For the Three Months Ended           For the Six Months Ended
                                                     March 31,                           March 31,
                                              2003              2002              2003              2002
                                            --------          --------          --------          --------
  Additional compensation expense,
    net of tax effect                       $ 21,900          $ 56,629          $ 35,126          $ 59,434

  Pro forma net income                      $  7,693          $ 61,005          $ 34,606          $185,672

  Pro forma income per share:
    Basic                                   $   0.00          $   0.01          $   0.00          $   0.02
    Diluted                                 $   0.00          $   0.01          $   0.00          $   0.02

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   RESULTS OF OPERATIONS

         The following is a discussion and analysis of Valley Forge Scientific Corp.'s financial condition and results of operations for the three and six month periods ended March 31, 2003 and 2002. This section should be read in conjunction with the financial statements and related notes in Item 1 of this report and Valley Forge Scientific Corp.'s Annual Report on Form 10-K for the year ended September 30, 2002, which has been filed with the Securities and Exchange Commission.

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

Overview

         We design, develop, manufacture and sell medical and dental devices. Our core business is in our bipolar electrosurgical generators and related instrumentation, based on our DualWave(TM) technology. Our bipolar systems allow a surgeon or dentist to cut tissue in a manner that minimizes collateral damage to surrounding healthy tissue and to coagulate blood vessels quickly, safely and efficiently. By substantially reducing damage to surrounding healthy tissue, the surgeon or dentist can work safely in close proximity with nerves, blood vessels, bone and metal implants. Our bipolar systems are designed to replace other surgical tools, such as monopolar electrosurgery systems, lasers and conventional instruments, used in soft tissue surgery.

         Our DualWave(TM) technology is applicable to many surgical markets. Our bipolar systems are currently used to perform many types of neurosurgery, spine surgery and dental surgery. We have entered into worldwide exclusive distribution agreements with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc., to market our neurosurgery bipolar systems since 1982. The current agreement expires on December 31, 2003, and is due for renewal prior to that date.

         Historically, we have derived a significant portion of our sales from our neurosurgery bipolar system. Sales revenue from our Bident(R) Bipolar Tissue Management System for dental applications commenced in the 2000 fiscal year. Our current strategy is to increase sales of our Bident(R) Bipolar Tissue Management System by selling our dental products direct to an expanded base of national dental product dealers, expand the offerings of products in the field of neurosurgery and broaden the market for our products in other clinical and surgical markets that have a need for bipolar electrosurgery. Our strategy also includes using our DualWave(TM) technology and sales of our bipolar generators to drive sales of complementary disposable hand-held instruments and products.

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

Results of Operations

         Results of Operations for the Three and Six Months Ended March 31, 2003 compared to the Three and Six Months Ended March 31, 2002.

Summary

         Sales of $1,289,136 for the three months ended March 31, 2003 were 12% less than sales of $1,457,798 for the three months ended March 31, 2002, and sales of $2,309,078 for the six months ended March 31, 2003 were 15% less than sales of $2,720,204 for the six months ended March 31, 2002. Net income for the three months ended March 31, 2003 was $29,593 and net income for the six months ended March 31, 2003 was $69,732 as compared to net income of $117,634 and $245,106, respectively, for the comparable periods in fiscal 2002.

Revenues

         Sales of $1,289,136 for the three months ended March 31, 2003 reflect a slight decrease in sales volume to Codman & Shurtleff, Inc. the distributor of our products in the neurosurgery market, and a slight increase in sales volume of our dental products. For the three months ended March 31, 2003, Codman & Shurtleff, Inc. accounted for $1,180,525, or 92% of our sales, as compared to $1,268,284, or 87% of sales, for the three months ended March 31, 2002. The decrease in sales to Codman & Shurtleff, Inc. is principally due to normal quarter-to-quarter fluctuations in shipment dates. For the first six months of fiscal 2003, sales to Codman & Shurtleff, Inc. were $2,192,525 as compared to $2,240,336 for the first six months of fiscal 2002. Sales for the second quarter of fiscal 2002, reflected a special one-time sale to Boston Scientific Corporation of $108,550.

         Sales of our Bident(R) Bipolar Tissue Management System increased as we commenced the marketing and sales of our dental products to national dental product dealers in February 2003. We believe that the new marketing and sales program will achieve greater market penetration of our dental products in the dental market as the year progresses. We had sales of our Bident(R) Bipolar Tissue Management System of $86,708 for the three months ended March 31, 2003 as compared to sales of $66,798 for the three months ended March 31, 2002. Sales of the Bident(R) Bipolar Tissue Management System for the six months ended March 31, 2003 were $86,708 as compared to sales of $396,298 for the six months ended March 31, 2002.

         For the three months ended March 31, 2003, approximately 51% of our sales related to sales of bipolar electrosurgical generators, irrigators and accessories as compared to approximately 52% of our sales for the corresponding period in fiscal 2002. Sales of disposable products, primarily cord and tubing sets, accounted for approximately 44% of our sales, in the three months ended March 31, 2003 as compared to approximately 57% of our sales for the corresponding period in fiscal 2002.

         Sales of disposable instruments made only a minimal contribution to our sales for the three and six months ended on March 31, 2003. We anticipate sales of disposable instruments for our Bident(R) Bipolar Tissue Management System to increase as we sell more generator units through our new dental sales program. We have refined our disposable neurosurgery instruments and are developing a new line of disposable neurosurgery instruments.

Cost of Product Sales

         Cost of sales was $623,403, or 48% of sales, for the three months, and $1,156,990, or 50% of sales, for the six months ended March 31, 2003, as compared with $697,210, or 48% of sales, for the three months ended March 31, 2002 and $1,313,550, or 48% of sales, for the six months ended March 31, 2002. Gross margin was 52% and 50%, respectively, for the three months and six months ended March 31, 2003 as compared to 52% for the three and six months ended March 31, 2002.

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

Operating Expenses

         Selling, general and administrative expenses increased to $489,747, or 38% of sales, for three months, and to $816,050, or 35% of sales, for the six months, ended March 31, 2003, from $452,021, or 31% of sales, for the three months, and $792,158, or 29% of sales for the six months, ended March 31, 2002. The increase in selling, general and administrative expenses was due to increased marketing and selling expenses associated with the Bident(R) dental product line as we commenced our new marketing and selling program. We expect that for the remainder of fiscal 2003 our selling and administrative expenses will be at higher levels than in fiscal 2002 due to the increased marketing and selling expenses for our Bident(R) dental product line.

         Research and development expenses for the three and six months ended March 31, 2003 increased in absolute dollars and as a percentage of sales as compared to the comparable periods in fiscal 2002. We continue to invest in research and development to expand our technological base for use in both existing and additional clinical areas.

Other Income/Expense, net

         Other income and expense, net, increased to $6,823 for the three months, and $15,812 for the six months, ended March 31, 2003 as compared to $3,435 for the three months, and $4,532 for the six months, ended March 31, 2002. At March 31, 2003, we had $2,152,406 in cash and cash equivalents as compared to $1,693,149 at March 31, 2002.

Income Tax Provision

         The provision for income taxes was $22,972 for the three months, and $52,461 for the six months, ended March 31, 2003 as compared to a provision of $84,878 for the three months, and $170,279 for the six months, ended March 31, 2002.

Net Income

         As a result of the foregoing, our net income was $29,593 for the three months, and $69,732 for the six months, ended March 31, 2003, which was 75% and 72%, respectively, less than net income of $117,634 and $245,106 for the three and six months ended March 31, 2002. Basic and diluted income per share was $.00 for the three months, and $.01 for the six months, ended March 31, 2003 as compared to $.01 for the three months, and $.03 for the six months, ended March 31, 2002. Although we have been profitable on a quarterly basis since the third quarter of fiscal 2000, due to fluctuations in demand for our products, fluctuations in prices for raw materials, the varying costs associated with new product introductions and other variables, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

         At March 31, 2003, we had $3,562,724 in working capital compared to $3,628,465 at September 30, 2002. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances, as well as our borrowing ability. The cash equivalents are highly liquid with original maturities of ninety days or less.

         Cash used in operating activities was $268,574 for the six months ended March 31, 2003, as compared to cash provided by operating activities of $150,999 for the six months ended March 31, 2002. The cash used by operating activities for the six months ended March 31, 2003 was mainly attributable to an increase in accounts receivable of $287,599, a decrease in accounts payable, accrued expenses and income taxes payable of $42,225, and an increase in prepaid items and other current assets of $90,002. This was partially offset by a decrease in inventory of $82,060 and our operating profit of $69,732.

         During the six months ended March 31, 2003, inventories net of allowance for obsolescence decreased by $82,060 to a total of $800,772 at March 31, 2003 compared to $882,832 at September 30, 2002. At March 31, 2002 our inventory, net of allowance for obsolescence, was $1,112,751. The decrease was primarily due to improved inventory management and reduced sales levels for the six months ended March 31, 2003. Inventories are expected to be kept at these levels primarily to support anticipated future sales activities.

         In the first six months of fiscal 2003, accounts receivable net of allowances increased by $287,599 to a total of $625,538 at March 31, 2003 as compared to $337,939 at September 30, 2002. At March 31, 2002, our accounts receivable net of allowances was $855,980. The increase in accounts receivable in the first six months of 2003 was primarily due to timing of shipments during the quarter.

         During the six months ended March 31, 2003, we received net proceeds of $10,000 from the repayment of employee loans. We also used $13,161 for the purchase of property and intangible assets. Net property and equipment increased slightly to $138,597 at March 31, 2003 as compared to $136,131 at September 30, 2002. Net property and equipment at March 31, 2002 was $135,934.

         During the six months ended March 31, 2003, we purchased 87,000 shares of our common stock for an aggregate cost of $119,757 pursuant to our stock repurchase plan approved by our Board of Directors in August 2002. All 87,000 shares repurchased were retired or were in the process of being retired as of March 31, 2003. As of March 31, 2003, we have repurchased an aggregate of 113,500 shares under the repurchase plan, leaving a balance of 86,500 shares available for repurchase under the repurchase plan.

         At March 31, 2003, we had cash and cash equivalents of $2,152,406. We plan to finance our operating and capital needs principally with cash flows from operations and existing balances of cash and cash equivalents, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the success in commercializing our existing products, development and commercialization of products in other clinical markets, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

         We have a line of credit of $1,000,000 with First Union National Bank, which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,000,000. Our current tangible net worth exceeds $3,000,000 at March 31, 2003. There was no outstanding balance on this line.

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

Our Products are Extensively Regulated Which Could Delay Product Introduction
-----------------------------------------------------------------------------
or Halt Sales
-------------

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

A Significant Amount of Our Business Comes From One Customer
------------------------------------------------------------

         Codman & Shurtleff, Inc. accounted for 92% of our sales in the quarter ended March 31, 2003, 95% of our sales for the six months ended March 31, 2003 and 90% of our sales in fiscal 2002. Any cancellation, deferral or significant reduction in sales to Codman & Shurtleff, Inc. could seriously harm our business, financial condition and results of operations. Our current distribution agreement with Codman & Shurtleff, Inc. expires on December 31, 2003. We are in the process of negotiating an extension to that agreement.

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

Our Operating Results May Fluctuate
-----------------------------------

         We have experienced operating losses at various times since our inception. Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

         o        the introduction of new product lines;
         o        the level of market acceptance of our products;
         o        achievement of research and development milestones;
         o timing of the receipt of orders from, and product shipments to, from distributors and customers;
         o        timing of expenditures;
         o        manufacturing or supply delays;
         o the time needed to educate and train a distributor's sales force;
         o        costs associated with product introductions;
         o        product returns; and
         o        receipt of necessary regulation approvals.


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


PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

         At the Annual Meeting of Stockholders held on March 12, 2003, the following directors were elected for a one year term until their successors are duly elected and qualified:

                             Number of Share Votes:
                             ----------------------

                                 FOR               WITHHELD
                                 ---               --------

         Jerry L. Malis:         6,629,078         322,300
         Leonard I. Malis:       6,764,228         187,150
         Bruce A. Murray:        6,764,528         186,850
         Louis Uchitel:          6,764,228         186,850
         Robert H. Dick:         6,764,548         187,150


Item 5.  OTHER INFORMATION
------

         We want to remind stockholders that a stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), for inclusion in our proxy statement and form of proxy for the 2004 Annual Meeting of Stockholders must be received by us by October 2, 2003. Such a proposal must also comply with the requirements as to form and substance established by the Securities and Exchange Commission for such proposals. In addition, a stockholder desiring to present a proposal, otherwise than pursuant to Rule 14a-8, at the 2004 Annual Meeting must deliver written notice of the proposal to us on or prior to December 16, 2003, or the persons named in proxies solicited by the Board of Directors in connection with the Annual Meeting will have discretionary authority to vote on the proposal.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------

         (a)      Exhibits
                  Exhibit 99.1 Certification of Chief Executive
                  Officer/Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Current Reports on Form 8-K
                  On March 12, 2003, Valley Forge Scientific Corp. filed a report on Form 8-K regarding a press release for its Annual Meeting of Stockholders issued the same day.

                          VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       VALLEY FORGE SCIENTIFIC CORP.


Date: May 13, 2003                     By: /s/ JERRY L. MALIS
                                           -----------------------------
                                           Jerry L. Malis, President and
                                           Chief Executive Officer
                                           (principal financial officer)

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



                                       /s/ JERRY L. MALIS
                                       ----------------------------
Dated: May 13, 2003                    Jerry L. Malis, President,
                                       Chief Executive Officer, and
                                       Principal Financial Officer