Form 10-Q
period 2003-06-30
VALLEY FORGE SCIENTIFIC CORP
filed 2003-08-14
CIK 836429

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                               Yes [ ]   No [X]

At August 7, 2003 there were 7,913,712 shares outstanding of the Registrant's no par value Common Stock.

================================================================================

                          VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2003

                                                                          Page
                                                                          Number
                                                                          ------

Part I - Financial Information

         Item 1.  Financial Statements:

         Balance Sheets -June 30, 2003 and September 30, 2002.                1

         Statements of Operations for the three and nine months
         ended June 30, 2003 and June 30, 2002.                               2

         Statements of Cash Flows for the nine months
         ended June 30, 2003 and  June 30, 2002.                              3

         Notes to Financial Statements.                                       4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                        9

         Item 4.  Controls and Procedures                                    17

Part II - Other Information                                                  17

         Item 6.  Exhibits and Reports on Form 8-K                           17

Signatures                                                                   18

Certification of Chief Executive Officer/Chief Financial Officer             19

                                      (i)


                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

Item 1.
-------

                                                         June 30,       September 30,
ASSETS                                                     2003             2002
------                                                 -------------   -------------
                                                        (Unaudited)      (Audited)
Current Assets:
  Cash and cash equivalents                            $   2,125,329   $   2,543,898
  Accounts receivable, net                                   557,682         337,939
  Inventory                                                  831,478         882,832
  Prepaid items and other current assets                     155,679         140,784
  Deferred tax assets                                         87,339          76,293
                                                       -------------   -------------
          Total Current Assets                             3,757,507       3,981,746

Property, Plant and Equipment, Net                           153,125         136,131
Goodwill                                                     153,616         153,616
Other Intangible Assets, Net                                 264,147         294,371
Other Assets                                                  34,377           4,171
                                                       -------------   -------------

          Total Assets                                 $   4,362,772   $   4,570,035
                                                       =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                $     215,494   $     200,972
  Income taxes payable                                            --         152,309
                                                       -------------   -------------
          Total Current Liabilities                          215,494         353,281

Deferred Tax Liability                                        11,112          14,357
                                                       -------------   -------------

          Total Liabilities                                  226,606         367,638
                                                       -------------   -------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock                                                 --              --
  Common stock (no par, 20,000,000 shares
    authorized, shares issued and outstanding
    at June 30, 2003 - 7,913,712 and at
    September 30, 2002 - 8,041,312)                        3,528,530       3,701,846
  Retained earnings                                          607,636         500,551
                                                       -------------   -------------
          Total Stockholders' Equity                       4,136,166       4,202,397
                                                       -------------   -------------

          Total Liabilities and Stockholders' Equity   $   4,362,772   $   4,570,035
                                                       =============   =============

--------------------
See accompanying notes.


                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      For the Three Months Ended     For the Nine Months Ended
                                                June 30,                     June 30,
                                           2003         2002            2003         2002
                                        ----------   ----------      ----------   ----------
Net Sales                               $1,081,872   $1,148,278      $3,390,950   $3,868,482

Cost of Sales                              498,123      545,872       1,655,113    1,859,422
                                        ----------   ----------      ----------   ----------

Gross Profit                               583,749      602,406       1,735,837    2,009,060
                                        ----------   ----------      ----------   ----------
Other Costs:
  Selling, general and administrative      378,932      362,176       1,194,982    1,154,334
  Research and development                 151,513       70,842         361,020      242,895
  Amortization                              10,074       16,010          30,224       47,600
                                        ----------   ----------      ----------   ----------
          Total Other Costs                540,519      449,028       1,586,226    1,444,829
                                        ----------   ----------      ----------   ----------

Income from Operations                      43,230      153,378         149,611      564,231

Other Income (Expense), Net                  6,803        8,349          22,615       12,881
                                        ----------   ----------      ----------   ----------

Income before Income Taxes                  50,033      161,727         172,226      577,112

Provision for Income Taxes                  12,680       71,058          65,141      241,336
                                        ----------   ----------      ----------   ----------

Net Income                              $   37,353   $   90,669      $  107,085   $  335,776
                                        ==========   ==========      ==========   ==========

Earnings per Share:
  Basic earnings per common share       $     0.01   $     0.01      $     0.01   $     0.04
                                        ==========   ==========      ==========   ==========
  Diluted earnings per common share     $     0.01   $     0.01      $     0.01   $     0.04
                                        ==========   ==========      ==========   ==========

  Basic common shares outstanding        7,938,302    8,067,812       7,976,503    8,067,812

  Diluted common shares outstanding      7,963,052    8,186,268       8,000,052    8,166,693

--------------------
See accompanying notes.


                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the Nine Months Ended
                                                                          June 30,
                                                                   2003             2002
                                                              -------------    -------------
Cash Flows from Operating Activities:
  Net income                                                  $     107,085    $     335,776
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                  47,243           63,125
      Write-down of property, plant and equipment                        --            5,300
      Reduction of allowance for loans and advances
        to employees                                                     --          (47,790)
      Interest accrued on loans and advances to
        employees                                                    (1,748)          (2,089)

  Changes in assets and liabilities, net of effect from:

    (Increase) decrease in accounts receivable                     (219,743)         294,164
    Decrease in inventory                                            51,354          128,098
    (Increase) decrease in deferred tax assets                      (11,046)           7,689
    Increase in prepaid items and other current assets              (23,147)          (2,769)
    (Increase) decrease in other assets                             (30,206)             957
    Increase (decrease) in accounts payable and accrued
      expenses and income taxes payable                            (137,787)          85,435
    Decrease in deferred tax liability                               (3,245)          (5,463)
                                                              -------------    -------------
        Net cash provided by (used in) operating activities        (221,240)         862,433
                                                              -------------    -------------
Cash Flows from Investing Activities:

  Purchase of property, plant and equipment                         (34,013)          (9,997)
  Purchase of intangible assets                                          --           (8,622)
  Proceeds from repayment of employee loans and advances             10,000           57,261
  Loans and advances to employees                                        --           (1,436)
                                                              -------------    -------------
        Net cash provided by (used in) investing
          activities                                                (24,013)          37,206
                                                              -------------    -------------
Cash Flows from Financing Activities:
  Repurchase of common stock                                       (173,316)              --
                                                              -------------    -------------
        Net cash used in financing activities                      (173,316)              --
                                                              -------------    -------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                                      (418,569)         899,639

Cash and Cash Equivalents, beginning of period                    2,543,898        1,500,622
                                                              -------------    -------------

Cash and Cash Equivalents, end of period                      $   2,125,329    $   2,400,261
                                                              =============    =============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                  $          --    $          --
                                                              =============    =============
    Income taxes                                              $     260,800    $     166,050
                                                              =============    =============

--------------------
See accompanying notes.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2003

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

The statements of operations for the three months and nine months ended June 30, 2003 and 2002 are not necessarily indicative of results for the full year.

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

                                  JUNE 30, 2003
                                   (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (Continued)
------------------------------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company as of January 1, 2003. The Company has not elected a voluntary change in accounting to the fair value based method, and, accordingly, the adoption of SFAS No. 148 did not have a significant impact on the Company's results of operations or financial position.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with SFAS 123 and 148, only stock options granted after September 30, 1995 have been included for the Company's pro forma information as follows:

                                  For the Three Months Ended     For the Nine Months Ended
                                           June 30,                     June 30,
                                      2003         2002             2003         2002
                                   ----------   ----------      ----------   -----------
Additional compensation expense,
 net of tax effect                 $    3,186   $    7,177      $   38,312   $    66,611

Pro forma net income               $   34,167   $   83,492      $   68,773   $   269,165

Pro forma income per share:
 Basic                             $     0.00   $     0.01      $     0.01   $      0.03
 Diluted                           $     0.00   $     0.01      $     0.01   $      0.03



                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2003

                                   (Continued)

3.  GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, Goodwill has been reflected on the balance sheet separate from other intangible assets which continue to be amortized. No changes were made to the carrying amount of goodwill for the quarter ended June 30, 2003. The Company completed its transitional impairment test during the quarter ending March 31, 2002, indicating that goodwill was not impaired. An additional annual test was performed during the second quarter ending March 31, 2003 and no impairment adjustment was required.

Information regarding the Company's other intangible assets is as follows:

                                    As of June 30, 2003                          As of September 30, 2002
                         ------------------------------------------   ------------------------------------------
                            Gross                                        Gross
                           Carrying     Accumulated                     Carrying     Accumulated
                            Amount      Amortization        Net          Amount      Amortization        Net
                         ------------   ------------   ------------   ------------   ------------   ------------
Patents, trademarks,
  licensing agreements   $    569,009   $    490,830   $     78,179   $    569,009   $    483,224   $     85,785

Proprietary know-how          452,354        266,386        185,968        452,354        243,768        208,586

Acquisition costs              55,969         55,969             --         55,969         55,969             --
                         ------------   ------------   ------------   ------------   ------------   ------------

                         $  1,077,332   $    813,185   $    264,147   $  1,077,332   $    782,961   $    294,371
                         ============   ============   ============   ============   ============   ============

Amortization expense of intangible assets was $10,074 and $16,010 for the three months ended June 30, 2003 and 2002, respectively, and $30,224 and $47,600 for the nine months ended June 30, 2003 and 2002, respectively. The annual estimated amortization expense for intangible assets for the five year period ending September 30, 2007 ranges from approximately $30,000 to $64,000.

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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2003

                                   (Continued)

4.  COMMITMENTS AND CONTINGENCIES (Continued)

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

Following is a summary of the Company's various stock option plans:

                                                                               Weighted
                                                                               Average
                                                Range of        Weighted       Remaining
                                                Exercise        Average       Contractual
                                                Prices          Exercise         Life
                                Shares         Per Share         Price          (Years)
                              ----------     -------------    ------------   ------------
Options outstanding at
  September 30, 2002             517,850     $1.13 - $4.25    $       2.30           6.31
Granted                           40,000      1.06 -  1.70            1.22           9.63
Exercised                             --                --              --             --
Surrendered, forfeited or
 expired                         (80,500)     1.50 -  3.63            3.16             --
                              ----------     -------------    ------------   ------------
Options outstanding at
  June 30, 2003                  477,350     $1.06 - $4.25    $       2.06           6.67
                              ==========     =============    ============

As of June 30, 2003, options to purchase 340,600 shares are exercisable at prices ranging from $1.06 to $4.25 which correspond to a weighted average exercise price of $2.25 and a weighted average remaining contractual life of
7.81 years.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2003

                                   (Continued)

4.  COMMITMENTS AND CONTINGENCIES (Continued)

Pro forma information regarding net income and earnings per share is required by SFAS 148 and has been determined as if the Company had accounted for the employee stock options under the fair value method of that statement. The fair value for options granted during the three months and nine months ended June 30, 2003 and 2002 was estimated at each date of grant. The fair value of these options was estimated using a Black-Scholes option valuation model with the following range of weighted average assumptions:

                                       For the Three Months Ended  For the Nine Months Ended
                                                June 30,                     June 30,
                                          2003           2002           2003           2002
                                       ----------     ----------  ---------------   ----------
Risk-free interest (based on U.S.
Government strip bonds on the
date of grant with maturities
approximating the expected
option term)                                   --             --     3.65% - 4.00%        5.13%

Dividend yields                                --             --                0%           0%

Volatility factors of the expected
market price of the Company's
common stock (based on
historical data)                               --                  160.9% - 163.9%       169.7%

Expected life of options                       --             --         10 Years     10 Years


The weighted average fair value of options granted during the three months and nine months ended June 30, 2003 and 2002 were as follows:

                                 For the Three Months Ended   For the Nine Months Ended
                                         June 30,                    June 30,
                                     2003         2002          2003         2002
                                  ----------   ----------    ----------   ----------
Stock prices equal to exercise
  price                           $       --   $       --    $     1.21   $     2.73

Stock prices in excess of
  exercise price                          --           --            --           --

Stock prices less than exercise
  price                                   --           --            --           --


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   OF OPERATIONS

         The following is a discussion and analysis of Valley Forge Scientific Corp.'s financial condition and results of operations for the three and nine month periods ended June 30, 2003 and 2002. This section should be read in conjunction with the financial statements and related notes in Item 1 of this report and Valley Forge Scientific Corp.'s Annual Report on Form 10-K for the year ended September 30, 2002, which has been filed with the Securities and Exchange Commission.

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

         Our DualWave(TM) technology is applicable to many surgical markets. Our bipolar systems are currently used to perform many types of neurosurgery, spine surgery and dental surgery. We have had worldwide exclusive distribution agreements with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc., to market our neurosurgery bipolar systems since 1982. The current agreement expires on December 31, 2003, and is due for renewal prior to that date.

         Historically, we have derived a significant portion of our sales from our neurosurgery bipolar system. Sales revenue from our Bident(R) Bipolar Tissue Management System for dental applications commenced in the 2000 fiscal year. Our current strategy is to increase sales of our Bident(R) Bipolar Tissue Management System by selling our dental products directly to an expanded base of national dental product dealers, expand the offerings of products in the field of neurosurgery and broaden the market for our products in other clinical and surgical markets that have a need for bipolar electrosurgery. Our strategy also includes using our DualWave(TM) technology and sales of our bipolar generators to drive sales of complementary disposable hand-held instruments and products.

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

Results of Operations

         Results of Operations for the Three and Nine Months Ended June 30, 2003 compared to the Three and Nine Months Ended June 30, 2002.

Summary

         Sales of $1,081,872 for the three months ended June 30, 2003 were 6% less than sales of $1,148,278 for the three months ended June 30, 2002, and sales of $3,390,950 for the nine months ended June 30, 2003 were 12% less than sales of $3,868,482 for the nine months ended June 30, 2002. Net income for the three months ended June 30, 2003 was $37,353 and net income for the nine months ended June 30, 2003 was $107,085, as compared to net income of $90,669 and $335,776, respectively, for the comparable periods in fiscal 2002.

Revenues

         Sales of $1,081,872 for the three months ended June 30, 2003 reflect a decrease in sales volume to Codman & Shurtleff, Inc., the distributor of our products in the neurosurgery market. For the three months ended June 30, 2003, Codman & Shurtleff, Inc. accounted for $1,007,700, or 93% of our sales, as compared to $1,136,800, or 99% of sales, for the three months ended June 30, 2002. The decrease in sales to Codman & Shurtleff, Inc. is principally due to normal quarter-to-quarter fluctuations in shipment dates. For the first nine months of fiscal 2003, sales to Codman & Shurtleff, Inc. were $3,200,225 as compared to $3,300,000 for the first nine months of fiscal 2002.

         Sales of our Bident(R) Bipolar Tissue Management System showed a modest increase as we continued the marketing and sales of our dental products to national dental product dealers, which we commenced in February 2003. We had sales of our Bident(R) Bipolar Tissue Management System of $48,951 for the three months ended June 30, 2003 as compared to no sales for the three months ended June 30, 2002. Sales of the Bident(R) Bipolar Tissue Management System for the nine months ended June 30, 2003 were $135,659 as compared to sales of $346,498 for the nine months ended June 30, 2002. Selling our Bident(R) Bipolar Tissue Management System to a limited number of large dental product dealers, each with their own internal procedures and timetables, combined with the scheduling required to train large numbers of sales representatives, has taken longer than originally anticipated. We are increasing our selling and marketing efforts to provide greater levels of support and training for these dental product dealers.

         For the three months ended June 30, 2003, approximately 56% of our sales related to sales of bipolar electrosurgical generators, irrigators and accessories as compared to approximately 60% of our sales for the corresponding period in fiscal 2002. Sales of disposable products, primarily cord and tubing sets, accounted for approximately 39% of our sales in the three months ended June 30, 2003 as compared to approximately 34% of our sales for the corresponding period in fiscal 2002.

         Sales of disposable instruments made only a minimal contribution to our sales for the three and nine months ended on June 30, 2003. We anticipate sales of disposable instruments for our Bident(R) Bipolar Tissue Management System to increase as we sell more generator units through our new dental sales program. We have refined our disposable neurosurgery instruments and are developing a new line of disposable neurosurgery instruments.

Cost of Product Sales

         Cost of sales was $498,123, or 46% of sales, for the three months, and $1,655,173, or 49% of sales, for the nine months ended June 30, 2003, as compared with $545,872, or 48% of sales, for the three months ended June 30, 2002 and $1,859,422, or 48% of sales, for the nine months ended June 30, 2002. Gross margin was 54% and 51%, respectively, for the three months and nine months ended June 30, 2003 as compared to 52% for the three and nine months ended June 30, 2002.

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

Operating Expenses

         Selling, general and administrative expenses increased to $378,932, or 35% of sales, for the three months, and to $1,194,982, or 35% of sales, for the nine months, ended June 30, 2003, from $362,176, or 32% of sales, for the three months, and $1,154,334, or 30% of sales, for the nine months, ended June 30, 2002. The increase in selling, general and administrative expenses was due to increased marketing and selling expenses for our new marketing and selling program associated with the Bident(R) dental product line, which we commenced in the second quarter of fiscal 2003. We expect that for the remainder of fiscal 2003 our selling and administrative expenses will be at higher levels than in fiscal 2002 due to the increased marketing and selling expenses for our Bident(R) dental product line.

         Research and development expenses for the three and nine months ended June 30, 2003 increased in absolute dollars and as a percentage of sales as compared to the comparable periods in fiscal 2002. For the three months ended June 30, 2003, our research and development expenses increased to $151,513, or 114%, from research and development expenses of $70,842 for the three months ended June 30, 2002. For the nine months ended June 30, 2003, our research and development expenses increased to $361,020, or 49%, from research and development expenses of $242,895 for the first nine months of fiscal 2002. The increase in research and development expenses was primarily related to the final stages of development of our new surgical irrigation system. We continue to invest in research and development to expand our technological base for use in both existing and additional clinical areas.

Other Income/Expense, net

         Normal fluctuations occurred in our other income and expense. At June 30, 2003, we had $2,125,329 in cash and cash equivalents as compared to $2,400,261 at June 30, 2002.

Income Tax Provision

         The provision for income taxes was $12,680 for the three months, and $65,141 for the nine months, ended June 30, 2003 as compared to a provision of $71,058 for the three months, and $241,336 for the nine months, ended June 30, 2002. The change was principally due to lower income from operations and lower effective tax rates.

Net Income

         As a result of the foregoing, our net income was $37,353 for the three months, and $107,085 for the nine months, ended June 30, 2003, which was 59% and 68%, respectively, less than net income of $90,669 and $335,776 for the three and nine months ended June 30, 2002. Basic and diluted income per share was $.01 for the three and nine months ended June 30, 2003 as compared to $.01 for the three months, and $.04 for the nine months, ended June 30, 2002. Although we have been profitable on a quarterly basis since the third quarter of fiscal 2000, due to fluctuations in demand for our products, fluctuations in prices for raw materials, the varying costs associated with new product introductions and other variables, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

         At June 30, 2003, we had $3,542,013 in working capital compared to $3,628,465 at September 30, 2002. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances, as well as our borrowing ability. The cash equivalents are highly liquid with original maturities of ninety days or less.

         Cash used in operating activities was $221,240 for the nine months ended June 30, 2003, as compared to cash provided by operating activities of $862,433 for the nine months ended June 30, 2002. The cash used by operating activities for the nine months ended June 30, 2003 was mainly attributable to an increase in accounts receivable of $219,743 and a decrease in accounts payable, accrued expenses and income taxes payable of $137,787. This was partially offset by a decrease in inventory of $51,354 and our operating profit of $107,085.

         During the nine months ended June 30, 2003, inventories net of allowance for obsolescence decreased by $51,354 to a total of $831,478 at June 30, 2003 compared to $882,832 at September 30, 2002. At June 30, 2002 our inventory, net of allowance for obsolescence, was $1,071,438. The decrease in the current nine month period was primarily due to improved inventory management and reduced sales levels. Inventories are expected to be kept at these levels primarily to support anticipated future sales activities.

         In the first nine months of fiscal 2003, accounts receivable net of allowances increased by $219,743 to a total of $557,682 at June 30, 2003 as compared to $337,939 at September 30, 2002. At June 30, 2002, our accounts receivable net of allowances was $310,986. The increase in accounts receivable in the first nine months of 2003 was primarily due to timing of shipments during the quarter.

         During the nine months ended June 30, 2003, we received net proceeds of $10,000 from the repayment of employee loans. We also used $34,013 for the purchase of property, plant and equipment. Net property and equipment increased to $153,125 at June 30, 2003 as compared to $136,131 at September 30, 2002. Net property and equipment at June 30, 2002 was $134,972.

         During the nine months ended June 30, 2003, we purchased 127,600 shares of our common stock for an aggregate cost of $173,316 pursuant to our stock repurchase plan approved by our Board of Directors in August 2002. All 127,600 shares repurchased were retired or were in the process of being retired as of June 30, 2003. As of June 30, 2003, we have repurchased an aggregate of 154,100 shares under the repurchase plan, leaving a balance of 45,900 shares available for repurchase under the repurchase plan.

         At June 30, 2003, we had cash and cash equivalents of $2,125,329. We plan to finance our operating and capital needs principally with cash flows from operations and existing balances of cash and cash equivalents, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the success in commercializing our existing products, development and commercialization of products in other clinical markets, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

         We have a line of credit of $1,000,000 with Wachovia Bank, N.A., which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,000,000. Our current tangible net worth exceeds $3,000,000 at June 30, 2003. There was no outstanding balance on this line as of June 30, 2003.

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

A Significant Amount of Our Business Comes From One Customer
------------------------------------------------------------

         Codman & Shurtleff, Inc. accounted for 93% of our sales in the quarter ended June 30, 2003, 94% of our sales for the nine months ended June 30, 2003 and 90% of our sales in fiscal 2002. Any cancellation, deferral or significant reduction in sales to Codman & Shurtleff, Inc. could seriously harm our business, financial condition and results of operations. Our current distribution agreement with Codman & Shurtleff, Inc. expires on December 31, 2003. We are in the process of negotiating an extension to that agreement.

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

Our Operating Results May Fluctuate
-----------------------------------

         We have experienced operating losses at various times since our inception. Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

         o     the introduction of new product lines;
         o     the level of market acceptance of our products;
         o     achievement of research and development milestones;
         o timing of the receipt of orders from, and product shipments to, distributors and customers;
         o     timing of expenditures;
         o     manufacturing or supply delays;
         o     the time needed to educate and train a distributor's sales force;
         o     costs associated with product introduction;
         o     product returns; and
         o     receipt of necessary regulation approvals.

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

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------

         (a)   Exhibits

               Exhibit 99.1 Certification of Chief Executive Officer/Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Current Reports on Form 8-K

               On August 12, 2003, Valley Forge Scientific Corp. filed a report on Form 8-K regarding a press release regarding third quarter and nine month operating results for fiscal 2003.

                          VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VALLEY FORGE SCIENTIFIC CORP.


Date:    August 13, 2003               By: /s/ JERRY L. MALIS
                                           -------------------------------------
                                           Jerry L. Malis, President and
                                           Chief Executive Officer
                                           (principal financial officer)

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


Date:  August 13, 2003                 /s/ JERRY L. MALIS
                                       -----------------------------------------
                                       Jerry L. Malis, President,
                                       Chief Executive Officer, and
                                       Principal Financial Officer