Form 10-K
period 2003-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 2003-12-22
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2003.

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

                                 Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the closing bid and ask prices as reported by The Nasdaq Stock Market on December 11, 2003 was $10,830,388.

At December 9, 2003 there were 7,913,712 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference from the Definitive Proxy Statement for the Annual Meeting of Stockholders of the Registrant, or an Amendment to this Annual Report on Form 10-K, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                          VALLEY FORGE SCIENTIFIC CORP.
                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----

Item 1.  Business                                                             1

Item 2.  Properties                                                          16

Item 3.  Legal Proceedings                                                   16

Item 4.  Submission of Matters to a Vote of Security Holders                 17

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                             17

Item 6.  Selected Financial Data                                             17

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                18

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         27

Item 8.  Financial Statements and Supplementary Data                         27

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            27

Item 9A. Controls and Procedures                                             27

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 28

Item 11.  Executive Compensation                                             28

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    28

Item 13.  Certain Relationships and Related Transactions                     28

Item 14.   Principal Accountant Fees and Services                            28

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    29

         Bident(R) is our registered trademark and DualWave(TM) is our trade name. MALIS(R) is the trademark of Dr. Leonard I. Malis. All other trademarks or trade names referred to in this Report are the property of their respective owners.

                                       (i)

                          VALLEY FORGE SCIENTIFIC CORP.

                                     PART I
                                     ------

Item 1.           BUSINESS
------            --------

         This report on Form 10-K contains certain forward looking statements regarding future events with respect to Valley Forge Scientific Corp. ("Valley Forge Scientific", "we", "us" and "our" refer to Valley Forge Scientific Corp., a Pennsylvania corporation, unless the context otherwise requires). Actual events or results could differ materially due to a number of factors, including, those described herein and in the documents incorporated herein by reference and those factors described under the heading "Forward Looking Statements" in this
Item 1 and under the heading "Additional Cautionary Statements" in Item 7.

Nature of Our Business

         Valley Forge Scientific, which was incorporated on March 27, 1980, designs, develops, manufactures and sells medical devices. Our core business is in our bipolar electrosurgical generators and related instrumentation, based on our DualWave(TM) technology. Our DualWave(TM) technology involves the use of two waveforms, one to perform bipolar cutting of tissue and the other to perform bipolar coagulation, or sealing, of blood vessels. Our bipolar systems are designed to replace other surgical tools, such as monopolar systems, lasers and conventional scalpels used in soft tissue surgery, and for other applications.

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

         Our bipolar electrosurgery system, provides the surgeon one waveform to safely and precisely cut, core and divide tissue and another waveform to provide a gentle and precise coagulation. Our cutting waveform uses molecular resonance to cut, instead of heat through an advancing spark, which is used in monopolar systems. With the virtual elimination of heat and current spread, our technology can be used anywhere in the human body safely, specifically in the most sensitive areas, the brain and spine. Our unique coagulation waveform uses a totally aperiodic and non-rhythmic waveform, eliminating the molecular resonance and the possibility of inadvertently cutting tissue when the surgeon intends to coagulate. These precise and differentiated waveforms allow surgeons to work in direct contact with nerves, blood vessels, bone and metal implants without the inherent dangers associated with other methods of electrosurgery.

         Our bipolar systems consist of a solid state microprocessor controlled generator, utilizing our DualWave(TM) bipolar circuitry technology, an array of disposable hand-held instruments to perform a variety of surgical procedures, single-use disposable cords which attach the hand-held bipolar instrument to the generator and other modules and accessories.

         We have chosen not to market or sell our products directly to the end-users. Our neurosurgery bipolar systems, which are used by neurosurgeons worldwide, are marketed and sold by Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc. to end-users. We sell our Bident(R) bipolar dental system to national dental product dealers who then sell our products to end-users.

          Our strategy is to increase our sales in neurosurgery with expanded product offerings, increase sales in the dental market by expanding the base of national dental product dealers for our Bident(R) Bipolar Tissue Management System for dental applications and expand into other clinical and surgical markets that have a need for bipolar electrosurgery through alliances and agreements with other medical device companies. Our strategy also includes using our DualWave(TM) technology and sales of our bipolar generators to drive sales of complementary disposable hand-held instruments, tubing sets and other products.

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

Our Business Strategy

         Our objective is to expand upon the success of our DualWave(TM) technology in neurosurgery and to broaden the market for our bipolar systems in the dental market and other clinical and surgical markets. Our strategies to achieve this goal are as follows:

         Expansion of Our Product Base. We plan to continue to aggressively proceed in the development of additional products based on our DualWave(TM) technology and develop new technologies to satisfy the needs of the medical community. By working with distributors of medical devices and leading practitioners in their fields, we plan to refine existing features and develop new features, enhancements and new instrumentation to provide surgeons with more functionality.

         Expansion of the Use of Our Bipolar Systems Based on Our DualWave(TM) Technology. Building upon our DualWave(TM) technology and its use in neurosurgery, we continue to pursue product refinement opportunities for additional clinical applications. Potential fields include: general surgery, minimally invasive applications in various clinical fields, maxillofacial surgery, ENT, plastic surgery and other applications.

         Use Our Generators to Drive Disposable Product Sales. The sales of our disposable hand-held instruments and disposable tubing sets are influenced by three factors: the increased installed base of our bipolar generators, the increased product offerings of disposables and physician acceptance of our products. As new types of disposable hand-held instruments are introduced into the neurosurgery market and as more bipolar generators are sold in the dental market and other clinical markets, we expect sales of complementary disposable hand-held instruments and cord and tubing sets, which attach the hand-held instrument to the bipolar generator, to increase.

         Continue to Improve Distribution of our Products to End-Users. To date, we have used third parties to sell our products to end-users.

          o In neurosurgery, since 1983 we have chosen to contract with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc., to market and distribute our products. The term of our current distribution agreement with Codman & Shurtleff, Inc. was recently extended from December 31, 2003 to March 31, 2004 to allow the parties time to continue to discuss the terms of a new distribution agreement.

          o In the dental market, we continue to expand on the number of dental product distributors that sell our Bident(R) Bipolar Tissue Management System for dental applications to end-users.

          o In September 2002, we entered into a development agreement with Stryker Corporation for a new product for use in a field outside of the neurosurgery and the dental fields. The term of this development agreement was recently extended until February 28, 2004.

         In neurosurgery, there are numerous published clinical reports and follow-up studies on the use of our system, which support the marketing efforts of our neurosurgery bipolar systems. In dentistry, leading practitioners have written numerous articles and clinical reports supporting the use of our system. We will need recommendations and endorsements by influential surgeons for market acceptance of our disposable hand-held instruments and other new product offerings in the field of neurosurgery and for market acceptance of our bipolar systems in fields other than neurosurgery.

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

       There are three significant safety hazards recognized with the monopolar system:

          o    There is considerable heat buildup at the surgical site;
          o The electricity must travel through the patient's body to reach the grounding pad, which can damage healthy blood vessels and tissue along its path; and
          o The patient can be burned by the electricity leaving the body at the site of the grounding pad.

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

         Our DualWave(TM) bipolar electrosurgical generators, which use two waveforms to perform the two separate and distinct functions of cutting and coagulation are distinguished from other electrosurgical systems. We believe that the use of two separate waveforms is much safer than using a single waveform to perform the distinct functions of cutting and coagulation. With the use of one waveform, there is the potential that a surgeon may cut or perforate a blood vessel inadvertently while he is trying to coagulate a blood vessel. By contrast, in our bipolar systems, a surgeon can not cut a blood vessel while he is using the system in the coagulation mode.

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

         Our neurosurgery bipolar systems, which were first introduced into the market by Codman & Shurtleff in 1983, accounted for almost all of our sales in 2003. To date, a total of seven neurosurgical disposable hand-held instruments utilizing our DualWave(TM) technology have been developed. We are discussing with Codman & Shurtleff, Inc. refining and expanding our disposable instrument product offering for re-introduction in 2004.

         Our Bident(R) Bipolar Tissue Management System for dental applications was introduced into the dental market in 1999. In the second quarter of fiscal 2003, we implemented a new marketing plan for our Bident(R) Bipolar Tissue Management System focusing on direct marketing and sales to national dental product dealers. These dental product dealers then sell our products to dentists, oral surgeons and periodontists. During fiscal 2003, our marketing efforts included demonstrating our dental products at numerous dental trade shows, sponsoring training seminars and advertising our dental products in leading trade journals. Also, in the fourth quarter of fiscal 2003, we hired a dental product manager to provide training and assistance and expand our marketing efforts with the key dental product distributors.

The Neurosurgery Market

         There are more than 3,600 Board Certified Neurological Surgeons in the United States, and more than 15,000 neurosurgeons worldwide. Neurological surgery is a medical specialty dealing with disorders of the brain, skull, spinal cord, cranial and spinal nerves, the autonomic nervous system and the pituitary gland. It is believed that approximately 500,000 brain and spine surgery procedures are performed each year in the United States.

         A prominent use of bipolar electrosurgical instrumentation in neurosurgery is tumor removal. There are over 100 different types of brain tumors and more than 180,000 Americans are diagnosed with brain tumors each year. The most common brain tumors in adults are: glioblastoma, meningioma, and oligodendroglioma. Approximately 2,200 children are also diagnosed with a brain tumor each year, with the most common being medulloblastoma and astrocytoma. The first line of treatment for these tumors is typically surgical removal of the tumor.

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

Our Neurosurgery Bipolar Systems.
--------------------------------

         Our neurosurgery bipolar systems, which were developed in conjunction with Dr. Malis, are used to cut, core and divide tissue and tumors and coagulate blood vessels in the brain and spine. Our neurosurgery bipolar systems, which are currently marketed and sold by Codman & Shurtleff, Inc. to end-users under the MALIS(R) tradename, are used by neurosurgeons worldwide.

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

         Our disposable bipolar hand-held instruments are approved for sale in various tip sizes and shapes. We have developed seven different models of disposable hand-held instruments for neurosurgery, which provide the surgeon control and precision for different procedures during surgery. We believe that the typical use per surgical procedure will be one to two disposable instruments and one disposable cord/tubing set.

         Our current neurosurgery products consist of the following:

                  Generators/Irrigators
                  ---------------------

         - MALIS(R)CMC-III Bipolar Generator (High power cutting/coagulation)
         -        MALIS(R)Bipolar Synergy Generator (Low power coagulation)
         -        MALIS(R)Irrigation Module

                  Disposable Instrumentation and Cord sets
                  ----------------------------------------

         -        MALIS(R)Bipolar Cord/Irrigation Tubing Set
         -        MALIS(R)Bipolar Cord
         -        MALIS(R)Bipolar Cutting Loops - 3x5mm
         -        MALIS(R)Bipolar Cutting Loops - 5x5mm
         -        MALIS(R)Bipolar Cutting Loops - 5x10mm
         -        MALIS(R)Bipolar Cutting Loops - 10x10mm
         -        MALIS(R)Bipolar Cutting Pen
         -        MALIS(R)Bipolar Coagulation Ball - 3mm
         -        MALIS(R)Bipolar Coagulation Ball - 5mm

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

         There are currently more than 20 different bipolar electrosurgical procedures with American Dental Association, ADA, codes eligible for insurance reimbursement. Examples of commonly performed procedures include:

          o    Gingivectomey / Gingivoplasty (surgical treatment of gingivitis),
          o    Connective tissue graft,
          o    Surgical removal of residual tooth roots,
          o    Crown and bridge preparation,
          o    Biopsy of oral tissue,
          o    Excision of cysts or tumors, benign and malignant, and
          o    Surgical removal of impacted or erupted tooth.

Our Bident(R) Bipolar Tissue Management System
----------------------------------------------

         Our Bident(R) Bipolar Tissue Management System uses the same DualWave(TM) technology used in our neurosurgery bipolar systems to allow dentists to work in direct contact with metal implants, nerves, bone and blood vessels, essentially eliminating collateral tissue damage from current spread and heat buildup.

         Dentists, similar to neurosurgeons, are particularly affected by the limitations of monopolar electrosurgical systems to work safely around metal implants, bone, nerves and blood vessels due to the nature of delicate structures they work within. We believe, the elimination of the grounding pad through bipolar delivery of our current to cut and coagulate in our Bident(R) Bipolar Tissue Management System is also an important factor to dentists concerned with both safety, and patient perception/fear of the equipment used in the general dentistry setting.

         Our Bident(R) Bipolar Tissue Management System is a surgical device, which performs two separate functions: bipolar tissue cutting and bipolar coagulation of blood vessels. The size, features and overall power output of the generator itself is different than our neurosurgery bipolar system, to meet the need for a cost effective, office style generator for the dentist. The system is comprised of the electrosurgical generator, foot pedal, connecting cables and an array of disposable bipolar hand-held instruments, which are attached to the generator via a single use bipolar cord.

         Dentists can use our disposable bipolar hand-held instruments to cut tissue and to seal blood vessels. The dentist can control the mode of operation with the foot pedal and power setting with keys on the front panel of the generator.

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

         Our current bipolar dental products consist of the following:

                  Generator
                  ---------
         -        Bident(R) Bipolar Surgical System

                  Bipolar Instrument and Cord Sets
                  --------------------------------
         -        Bipolar Flap Access Pen
         -        Bipolar Gingivoplasty Pen
         -        Bipolar Gingivectomy Pen
         -        Bipolar Gingival Troughing Pen 5 mm (.012")
         -        Bipolar Gingivectomy Pen (.020")
         -        Bipolar Coagulating Ball 3mm
         -        Bipolar Coagulating Ball 3mm (30(Degree))
         -        Bipolar Gingivoplasty Loop 1.5x9mm
         -        Bipolar Gingivoplasty Loop 1.5x9mm (30(Degree))
         -        Bipolar Gingivoplasty Loop 3x5mm
         -        Bipolar Gingivoplasty Loop 3x5mm (30(Degree))
         -        Bipolar Gingivoplasty Loop 3x8mm
         -        Bipolar Gingivoplasty Loop 3x8mm (30(Degree))
         -        Bipolar Gingivoplasty Loop 5x5mm
         -        Bipolar Gingivoplasty Loop 5x5mm (30(Degree))
         -        Bipolar Cord Set

Other Surgical Markets

         Building upon our DualWave(TM) technology and its use in neurosurgery, our strategy is to expand the market for our bipolar systems and disposable bipolar products in other clinical and surgical markets that have a need for bipolar electrosurgery. We continue to research market potential and product refinement opportunities for additional clinical applications of our DualWave(TM) technology. Potential fields include: general surgery, minimally invasive applications in various clinical fields, maxillofacial surgery, ENT, plastic surgery and other intracranial applications. As we open new markets, we plan to select leading national/international medical sales organizations specializing in the applicable field(s) to launch our bipolar systems in the market place and to sell our product offerings to end-users.

Manufacturing and Supplies

         We conduct the manufacturing of our bipolar generators and irrigation systems in our facility in Philadelphia, Pennsylvania in conjunction with our wholly owned subsidiary, Diversified Electronics Company, Inc. Our products are manufactured from raw materials and components supplied to us by third parties. Most of the raw material and components we use in the manufacture of our products are available from more than one supplier. For some components, however, there are relatively few alternate sources of supply and we rely upon single source suppliers or contract manufacturers. For example, we currently subcontract the manufacturing of our disposable instruments with a single contract manufacturer and we subcontract the manufacture of our disposable cord and tube sets with a single manufacturer. Our profit margins and our ability to develop and deliver such products on a timely basis may be adversely affected by the lack of alternative sources of supply.

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

Marketing and Sales

         We have chosen not to directly market or sell our products to end-users. Instead, we sell all of our products to or through national/international distributors.

         Codman & Shurtleff, Inc. For over twenty years, we have entered into distribution agreements with Codman & Shurtleff, Inc. to sell and distribute our products in the field of neurosurgery. On December 11, 2000, we entered into our current distribution agreement with Codman & Shurtleff, Inc. under which Codman & Shurtleff, Inc. was granted the exclusive worldwide right to sell our bipolar neurosurgery system and certain other products in the fields of neurocranial and neurospinal surgery on the condition that Codman & Shurtleff, Inc. makes minimum purchases of $4,000,000 per calendar year, as may be adjusted by mutual agreement of the parties. If Codman & Shurtleff, Inc. fails to satisfy the minimum purchase obligations, our remedy is to terminate the agreement or convert it to a nonexclusive agreement. The term of our current distribution agreement with Codman & Shurtleff, Inc. was recently extended from December 31, 2003 to March 31, 2004 to allow the parties time to discuss the terms of a new distribution agreement. We primarily perform product development, manufacturing and clinical and regulatory functions for our neurosurgery bipolar systems.

         For the 2003, 2002 and 2001 fiscal years, we had sales to Codman & Shurtleff, Inc. of approximately $4,236,000, $4,515,000, and $4,169,000, respectively. In fiscal 2003, approximately 95% of our sales revenue was derived from sales to Codman & Shurtleff, Inc. and in fiscal 2002 and 2001 approximately 90% and 79% of our sales, respectively, were derived from sales to Codman & Shurtleff, Inc.. Codman & Shurtleff, Inc. also sells its own passive hand-held instruments under the MALIS(R) tradename which are used in conjunction with our neurosurgery bipolar system.

         Boston Scientific Corporation. In 1993, we entered into a supply and distribution agreement with Boston Scientific Corporation covering the exclusive worldwide marketing rights of our bipolar coagulators for use in the fields of gastroenterology and endoscopy, through March 2002. In Feburary 2002, we terminated this agreement by mutual consent and entered into a new agreement with Boston Scientific Corporation to provide primarily product support for the installed base of Boston Scientific's "Symmetry Endo-Bipolar Generator" and the Mini-SymmetryTM generators.

         Our neurosurgery bipolar systems are sold in certain foreign markets by Codman & Shurtleff, Inc. Prior to sales in certain foreign markets, we are required to comply with applicable foreign government regulations.

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

Dental Market
-------------

         We believe that we are the only manufacturer of bipolar electrosurgical systems serving the dental market. Our Bident(R) Bipolar Tissue Management System competes with monopolar electrosurgical systems manufactured by Ellman, and laser and other monopolar electrosurgical systems manufactured by other companies.

Other Surgical Markets
----------------------

         In other surgical markets, our bipolar generator and disposable instruments will compete with large companies, such as ValleyLab, Ellman and Conmed, which manufacture and sell electrosurgical medical devices. Our systems will also compete with laser systems and other technologies manufactured or utilized by other companies. We cannot assure you that we, or the companies we contract with to sell our products, can effectively convince physicians and surgeons to purchase our products in the face of competition.

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

         For the 2003, 2002 and 2001 fiscal years, we expended $489,930, $360,111, and $352,773, respectively, for research and development. We anticipate that we will continue to incur research and development costs in connection with development of products.

         Substantially all of our research and development is conducted internally. In the 2004 fiscal year, we anticipate that we will fund all our research and development with current assets and cash flows from operations.

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

         FDA regulations are wide ranging and govern, among other things:

           o    product design and development;
           o    product testing;
           o    product labeling;
           o    product storage;
           o    premarket clearance or approval;
           o    advertising and promotion; and
           o    product sales and distribution.

         Noncompliance with applicable regulatory requirements can result in enforcement action, which may include:

           o    warning letters;
           o    fines, injunctions and civil penalties against us;
           o    recall or seizure of our products;
           o operating restrictions, partial suspension or total shutdown of our production;
           o refusing our requests for premarket clearance or approval of new products;
           o    withdrawing product approvals already granted; and
           o    criminal prosecution.

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

         We have received 510(k) clearance to market our bipolar electrosurgical generator and disposable instrumentation. We have also received clearance to market our Bident(R) Bipolar Tissue Management System for dental procedures. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on business, financial condition, results of operations and future growth prospects.

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

Patents and Trademarks

         Our ability to compete in an effective manner depends in part on developing and maintaining proprietary aspects of our bipolar technology. We own two principal United States patents that are directed towards our DualWave(TM) bipolar technology used in our bipolar electrosurgical systems. Our first patent, which was issued on May 27, 1986, expired on May 27, 2003. Our second patent was issued on June 17, 1994. Since our current bipolar electrosurgical generators are based on the combination of both of these patents and other know-how and trade secrets, we do not believe that the expiration of our first patent will adversely affect our business.

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

Product Liability Risk and Insurance Coverage

         The development, manufacture, sale and use of medical products entail significant risk of product liability claims. Our current product liability coverage limits are $5,000,000 per occurrence and $6,000,000 in the aggregate. We cannot assure you that such coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture, sale or use of our products. In addition, we may require increased product liability coverage as our sales increase in their current applications and new applications. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse affect on our business, prospects, financial condition and results of operations.

Employees

         At September 30, 2003, we and our subsidiaries had 20 full-time employees, including executive officers. From time to time we retain part-time employees, engineering consultants, scientists and other consultants. All full-time employees participate in our health benefit plan. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.


Forward Looking Statements

         The information provided in this Annual Report on Form 10-K contains in addition to historic information, "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, but are not limited to statements about: any competitive advantage we may have as a result of our installed base of electrosurgical generators in the neurosurgery market; our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; the future success of our products and disposable instrumentation in the neurosurgery and dental markets; our ability, along with the third parties with whom we contract, to distribute and sell our products both in and outside of the neurosurgery market; and the continued acceptance of our products in the neurosurgery market and the acceptance of our products in the dental market and outside the neurosurgery market. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. You are advised to review the Additional Cautionary Statements section, which follows the Management's Discussion and Analysis of Financial Condition and Results of Operations section (Item 7) of this Annual Report, for more information about risks and uncertainties that could affect our financial results.

Item 2.           PROPERTIES.
------            ----------

         We currently lease approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,716 (with increases based on increases in the producer price index) in an office building in Oaks, Pennsylvania, approximately 12 miles northwest of Philadelphia, Pennsylvania. The current lease term ends on June 30, 2005. Our manufacturing operations are conducted in a building owned by our wholly owned subsidiary, Diversified Electronics Company, Inc., with approximately 15,000 square feet in Philadelphia, Pennsylvania.

Item 3.           LEGAL PROCEEDINGS.
------            -----------------

         From time to time we are subject to litigation claims. As of September 30, 2003, there are no material pending legal proceedings to which we are a party or to which any of our property is the subject.

         On September 19, 2002, we were served with a Complaint that was filed in the Superior Court of the State of Arizona, County of Maricopa entitled Jeffrey Turner and Cathryn Turner, husband and wife, individually, and on behalf of Morgan Rose Turner, a Minor v. Phoenix Children's Hospital, Inc., Valley Forge Scientific Corp., et al (CV 2002-010791) in which we are named as one of the defendants. The plaintiff seeks an unspecified amount of damages for alleged injuries sustained in a surgery that took place in June 2000. Our products liability insurance carrier is providing our defense in this matter. We have denied liability and we are vigorously defending ourselves.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------            ---------------------------------------------------

         No matters were submitted to a vote of the securityholders during the fourth quarter of fiscal year 2003.

                                     PART II
                                     -------

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
------            -------------------------------------
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

COMMON STOCK                                          High-Bid      Low-Bid
                                                      --------      -------

         Fiscal 2003
                  First Quarter                        $1.88         $1.23
                  Second Quarter                        1.54          1.05
                  Third Quarter                         1.57          1.10
                  Fourth Quarter                        1.75          1.15

         Fiscal 2002:
                  First Quarter ................       $2.95         $2.20
                  Second Quarter................        3.15          2.20
                  Third Quarter.................        3.05          2.38
                  Fourth Quarter................        2.60          1.26

         At December 9, 2003, we had 109 shareholders of record.

         We have not paid any dividends to date, nor do we expect to do so in the foreseeable future.

Item 6.           SELECTED FINANCIAL DATA
                  -----------------------

         The selected financial data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The statement of operations data for the year ended September 30, 2003, 2002 and 2001 and the balance sheet data as of September 30, 2003 and 2002 have been derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations for the years ended September 30, 2000 and 1999 and the balance sheet data as of September 30, 2001, 2000 and 1999 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

Statement of Operations Data:
   For Fiscal Year Ended:               2003          2002          2001          2000           1999
   ----------------------           -----------   -----------   -----------   -----------    -----------
Net Sales                           $ 4,474,308   $ 5,021,931   $ 5,263,485   $ 4,397,939    $ 3,721,528
Income (loss) from Operations           155,427       632,000       485,746      (110,817)      (197,810)
Net Income (loss)                   $   108,925   $   380,527   $   330,221   $   (54,312)   $  (124,973)
                                    ===========   ===========   ===========   ===========    ===========
Basic Earnings (loss) per share     $      0.01   $      0.05   $      0.04   $     (0.01)   $     (0.02)
                                    ===========   ===========   ===========   ===========    ===========
Diluted Earnings (loss) per share   $      0.01   $      0.05   $      0.04   $     (0.01)   $     (0.02)
                                    ===========   ===========   ===========   ===========    ===========


Balance Sheet Data:
  At September 30,                      2003          2002          2001          2000           1999
  ----------------                  -----------   -----------   -----------   -----------    -----------
Current Assets                      $ 3,777,456   $ 3,981,746   $ 3,516,992   $ 3,093,698    $ 3,161,394
Total Assets                          4,374,413     4,570,035     4,171,214     3,852,079      4,034,443
Current Liabilities                     216,457       353,281       283,186       182,185        166,618
Long Term Liabilities                    19,950        14,357        19,280        20,661         16,885
Retained Earnings (deficit)             609,476       500,551       120,024      (210,197)      (155,885)
Stockholders' Equity                  4,138,006     4,202,397     3,868,746     3,649,233      3,850,940

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------            -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

         The following is a discussion and analysis of Valley Forge Scientific Corp.'s financial condition and results of operations for the fiscal years ended September 30, 2003, 2002 and 2001. This section should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-K.

Cautionary Note Regarding Forward Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historic information, "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private

Securities Litigation Reform Act of 1995. These forward looking statements include, but are not limited to statements about: any competitive advantage we may have as a result of our installed base of electrosurgical generators in the neurosurgery market; our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; the future success of our products and disposable instrumentation in the neurosurgery and dental markets; and our ability, along with the third parties with whom we contract, to distribute and sell our products both in and outside of the neurosurgery market, and the continued acceptance of our products in the neurosurgery market and the acceptance of our products in the dental market and outside of the neurosurgery market. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements after the date of this report. You are advised to review the "Additional Cautionary Statements" section below for more information about risks and uncertainties that could affect the financial results of Valley Forge Scientific Corp.

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

         Our DualWave(TM) technology is applicable to many surgical markets. Our bipolar systems are currently used to perform many types of neurosurgery, spine surgery and dental surgery. We have had worldwide exclusive distribution agreements with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc., to market our neurosurgery bipolar systems since 1983. The term for our current distribution agreement with Codman & Shurtleff, Inc. was recently extended from December 31, 2003 to March 31, 2004 to allow the parties time to continue to discuss the terms of a new distribution agreement.

         Historically, we have derived a significant portion of our sales from our neurosurgery bipolar system. Sales revenue from our Bident(R) Bipolar Tissue Management System for dental applications commenced in the 2000 fiscal year. Our current strategy is to increase sales of our Bident(R) Bipolar Tissue Management System by selling it directly to an expanded base of national dental product dealers, expand the offerings of products in the field of neurosurgery and broaden the market for our products in other clinical and surgical markets that have a need for bipolar electrosurgery. Our strategy also includes using our DualWave(TM) technology and sales of our bipolar generators to drive sales of complementary disposable hand-held instruments and products.

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

         Our deferred tax assets and liabilities are determined based on the differences between the financial statement and tax based assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance at the time that a determination can be made that it is more likely than not that a portion or all of the related tax assets will not be realized.

         In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" ("SFAS 148"), we have elected to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.

Results of Operations

Summary

         Sales of $4,474,308, for fiscal 2003 were 11% less than sales of $5,021,931 for fiscal 2002 and 15% less than sales of $5,263,485 for fiscal 2001. Operating income was $155,427 in fiscal 2003 as compared to $632,000 in fiscal 2002 and $485,746 in fiscal 2001. Net income for fiscal 2003 was $108,925 as compared to $380,527 for fiscal 2002 and $330,221 for fiscal 2001.

Revenues

         Sales of $4,474,308 in fiscal 2003 reflect a decrease in sales volume to Codman & Shurtleff, Inc., the distributor of our products in the neurosurgery market, and a decrease in sales of our Bident(R) dental products. In fiscal 2003, Codman & Shurtleff, Inc. accounted for 95% of our sales, as compared to 90% of sales for fiscal 2002 and 79% of our sales for fiscal 2001. Sales of the Bident(R) Bipolar Tissue Management System for dental applications were 4% of total sales for fiscal 2003 as compared to 7% of sales for fiscal 2002 and 19% of our sales for fiscal 2001.

         Sales of our neurosurgical products to Codman & Shurtleff, Inc. decreased by $284,090 in fiscal 2003. This was primarily due to reduced sales of generators in anticipation of the release of a new neurosurgical generator and instrumentation in 2004. Sales volume of our disposable cord/tubing sets in fiscal 2003 increased compared to sales volume in fiscal 2002. We recently extended the term of our distribution agreement with Codman & Shurtleff, Inc. from December 31, 2003 to March 31, 2004 under the same terms as are currently in place in order to provide more time to continue discussions on the terms of a new distribution agreement for both our existing products and other products and disposable instruments, which are or will be ready for introduction into the market. In addition to the new irrigation unit and related disposable tubing sets, which began production after the end of the 2003 fiscal year, we anticipate completing a new neurosurgical generator and disposable instrumentation in the first six months of calendar 2004.

         In the second quarter of fiscal 2003, we implemented a new marketing plan for our Bident(R) Bipolar Tissue Management System for dental applications focusing on direct marketing and sales to national dental product dealers. These dental product dealers then sell our products to dentists, oral surgeons and periodontists. During the 2003 fiscal year, our marketing efforts included demonstrating our dental products at numerous dental trade shows, sponsoring training seminars and advertising our dental products in leading trade journals. In addition, with a new dental product manager, which we hired in the fourth quarter of fiscal 2003, we are expanding our marketing efforts with the key dental product distributors. In the first quarter of 2004 and beyond, we anticipate seeing a greater contribution from the sales of our dental products as the leads we are receiving turn to sales.

          In fiscal 2003, 51% of our sales related to sales of bipolar electrosurgical generators, irrigators and accessories as compared to approximately 59% and 57% of our sales in fiscal 2002 and 2001, respectively. Sales of disposable products accounted for approximately $1,934,400, or 43% of our sales, in fiscal 2003 as compared to approximately $1,699,000, or 33% of our sales, in fiscal 2002 and approximately $1,999,000, or 38% of our sales, in fiscal 2001. The increased sales levels of disposable products reflect increased sales of neurosurgery disposable tubing sets.

Cost of Product Sales

         Cost of sales for fiscal 2003 was $2,264,902, or 51% of sales, compared with $2,463,209, or 49% of sales, for fiscal 2002. During fiscal 2001, cost of sales was $2,692,036, or 51% of sales. Gross margin was 49% for fiscal 2003 as compared to 51% for fiscal 2002 and 49% for fiscal 2001.

         The decrease in gross margin as a percentage of sales is primarily attributable to decreased sales volume and an increase in our inventory obsolescence provisions. We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, and fluctuation in manufacturing production levels and overhead costs as new products are introduced. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

Operating Expenses

         Selling, general and administrative expenses increased slightly to $1,523,751, or 34% of sales, in fiscal 2003, from $1,503,001, or 30% of sales, in fiscal 2002, and from $1,652,289, or 31% of sales, in fiscal 2001. Selling, general and administrative expenses reflect increased selling and marketing expenses incurred in connection with implementing the sales and marketing plan, which we commenced in fiscal 2003, for the Bident(R) Bipolar Tissue Management System.

         Research and development expenses were $489,930, or 11% of sales, in fiscal 2003, $360,111, or 7% of sales, in fiscal 2002, and $352,773, or 7% of sales, in fiscal 2001. We will continue to invest in research and development to expand our technological base for use in both existing and additional clinical areas. The increase was primarily related to our reaching the final stages of development of our new surgical irrigator system and increased resources directed towards the development of a new generator and instrumentation for neurosurgery. During the year, we also expended additional funds to reach the final stages of development for a product outside of the neurosurgery and dental markets pursuant to a development agreement we entered into with Stryker Corporation in September 2002. After the end of our 2003 fiscal year, we extended the term of that development agreement until February 28, 2004.

Other Income and Expense, net

         Other income and expense, net, decreased for fiscal 2003 to $11,451 from $23,111 for fiscal 2002 and from $39,428 for fiscal 2001 due primarily to lower interest rates on the short-term investments for our cash balances and the write down of certain molding equipment to its estimated fair value. At the end of fiscal 2003, we had $2,305,556 in cash and cash equivalents as compared to $2,543,898 at the end of fiscal 2002 and $1,500,622 at the end of fiscal 2001.

Income Tax Provision

         The provision for income taxes was $57,953 for fiscal 2003 as compared to $274,584 for fiscal 2002 and $194,953 for fiscal 2001. Our effective tax rate in fiscal 2003 was approximately 35% as compared to approximately 42% in fiscal 2002 and approximately 37% in fiscal 2001.

Net Income

         Net income decreased to $108,925 for fiscal 2003, as compared to net income of $380,527 for fiscal 2002, and net income of $330,221 for fiscal 2001. Basic and diluted income per share was $0.01 for fiscal 2003 as compared to basic and diluted income per share of $.05 for fiscal 2002 and $.04 for fiscal 2001. Although we have been profitable on a quarterly basis since the third quarter of fiscal 2000, we cannot be sure that we can sustain profitability or achieve revenue growth.

Liquidity and Capital Resources

         At the end of fiscal 2003, we had $3,560,999 in working capital compared to $3,628,465 at the end of fiscal 2002 and $3,233,806 at the end of fiscal 2001. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances, as well as our borrowing ability. The cash equivalents are highly liquid with original maturities of ninety days or less.

         Cash used by operating activities was $9,009 for fiscal 2003 as compared to $1,059,755 generated in fiscal 2002. The cash used by operating activities was mainly attributable to increases in prepaid items of $135,205 and accounts receivable of $38,976 and a decrease in accounts payable and other expenses of $136,824, offset by operating profits net of adjustments for non-cash items and a decrease in inventory of $107,649.

         In fiscal 2003, accounts receivable net of allowances increased by $38,796 to a total of $376,915 at the end of fiscal 2003. The increase in accounts receivable was principally due to the timing of shipments.

         In fiscal 2003, inventories decreased by $107,649 to a total of $775,183 at the end of fiscal 2003 compared to $882,832 at the end of fiscal 2002. The decrease was primarily due to improved inventory management and reduced sales levels for fiscal 2003. Inventories were kept at these levels primarily to support anticipated future sales activity.

         In fiscal 2003, we received net proceeds of $10,000 from the repayment of employee loans. We also used $66,017 for the purchase of equipment and intangible assets used in connection with the sale and marketing of the Bident(R) dental products and in connection with our manufacturing operations. Net property and equipment increased to $156,697 at the end of fiscal 2003 as compared to $136,131 for fiscal 2002.

         In August 2002, our Board of Directors terminated our then existing stock repurchase plan and authorized a new repurchase plan to purchase up to 200,000 shares of our common stock. Cash used for financing activities was $173,316 in fiscal 2003 as a result of the repurchase of 127,600 shares of our common stock in fiscal 2003 pursuant to the stock repurchase plan. All 127,600 shares of common stock repurchased were retired or were in the process of being retired as of September 30, 2003. To date, we have repurchased 154,100 shares of our common stock under the plan, leaving a balance of 45,900 that are available for repurchase under the plan.

         At September 30, 2003, we had cash and cash equivalents of $2,305,556. We plan to finance our operating and capital needs principally with cash flows from operations and existing balances of cash and cash equivalents, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the funds we expend in marketing, selling and distributing our products, the success in commercializing our existing products, development and commercialization of products in other clinical markets, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

         We have a line of credit of $1,000,000 with Wachovia Bank, N.A. which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,000,000. Our current tangible net worth exceeds $3,000,000 at September 30, 2003. There was no outstanding balance on this line.

Non-Audit Services Performed by External Auditors

         Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by Samuel Klein and Company, our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. During the period covered by this filing, our Audit Committee approved non-audit tax compliance services in connection with the preparation of our tax returns, which subsequently were or are being performed by Samuel Klein and Company.

Additional Cautionary Statements

We Face Intense Competition
---------------------------

         The markets for our current and potential products are intensely competitive. Some surgical procedures which utilize or could utilize our products could potentially be replaced or reduced in importance by products sold by other companies or alternative medical procedures or new drugs which could render our products obsolete or uncompetitive in the markets which we sell, or in the future may sell, our products.

We are Dependent Upon Sales of Our Neurosurgery System - Almost All of Our
--------------------------------------------------------------------------
Business in Fiscal 2003 Comes From One Customer
-----------------------------------------------

         Codman & Shurtleff, Inc., which sells our products in the neurosurgery market, accounted for 95% of our sales in fiscal 2003, and 90% and 79% of our sales in fiscal 2002 and 2001, respectively. Any cancellation, deferral or significant reduction in sales in the neurosurgery market could seriously harm our business, financial condition and results of operations. The term or our current distribution agreement with Codman & Shurtleff, Inc. was recently extended from December 31, 2003 to March 31, 2004 to allow the parties time to continue to discuss the terms of a new distribution agreement. Increased sales in the neurosurgery market are dependent on the acceptance of our new neurosurgical generators and disposable hand-held instruments in the marketplace.

Commercial Success of our Non-Neurosurgical Products is Uncertain
-----------------------------------------------------------------

         Our growth depends on the acceptance of our products in the marketplace, the market penetration achieved by the companies that we utilize, sell to, and rely on, to sell and distribute our products, and our ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products we introduce, or have introduced, will be widely accepted, or continue to be accepted, in the marketplace, or that we or companies, which we may contract with to distribute or sell our products, achieve market penetration. While we have developed several applications for our DualWave technology outside of neurosurgery and we believe that the products based on our technology offer advantages over other products, we cannot assure you that these advantages will be realized, or if realized, that these products will result in any meaningful benefits to physicians or patients.

We Have Limited Marketing and Sales Experience
----------------------------------------------

         We currently have limited experience in marketing and selling our products. To the extent that we have established or will enter into distribution arrangements for the sale of our products, we are and will be dependent upon the efforts of third parties. We have entered into a distribution agreement with Codman & Shurtleff, Inc. to sell our products in the neurosurgery market and we sell our Bident(R) Bipolar Tissue Management System through independent dental product dealers. We cannot assure you that these distributors and dealers will commit the necessary resources to effectively market and sell our neurosurgery and dental product lines, or that they will be successful in selling our products. To the extent our marketing and sales efforts are unsuccessful, our business, financial condition, results of operations and future growth prospects may be materially adversely affected.

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

We are Dependent on Key Suppliers
---------------------------------

For some of the components we use in our products we rely upon single source suppliers or a single contract manufacturer. For example, we currently subcontract the manufacturer of our disposable cord and tubing sets with a single manufacturer. While we believe there are alternative sources available, we would be required to qualify and validate a new supplier(s) or contractor(s), which could lead to a disruption in our operations and ability to supply product for a period of time.

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

Our Operating Results May Fluctuate
-----------------------------------

         We have experienced operating losses at various times since our inception. Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

          o    the introduction of new product lines;
          o    the level of market acceptance of our products;
          o    achievement of research and development milestones;
          o timing of the receipt of orders from, and product shipments to, distributors and customers;
          o    timing of expenditures;
          o    changes in the distribution of our products;
          o    manufacturing or supply delays;
          o    the time needed to educate and train a distributor's sales force;
          o    costs associated with product introduction;
          o    product returns; and
          o    receipt of necessary regulation approvals.

The Market Price of Our Stock May be Highly Volatile
----------------------------------------------------

         During the fiscal year ended September 30, 2003, our common stock has traded in a range of $1.15 and $1.88 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

         o    Our ability to successfully commercialize our operations;
         o The execution of new agreements and material changes in our relationships with companies with whom we contract;
         o    Quarterly fluctuations in results of operations;
         o Announcements regarding technological innovations or new commercial products by us or our competitiors or the results of regulatory approval filings;
         o Market reaction to trends in sales, marketing and research and development and reaction to acquisitions;
         o    Sales of common stock by existing stockholders; and
         o    Economic and political conditions.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------           ----------------------------------------------------------

         Not Applicable.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------            -------------------------------------------

                  See Index to Financial Statements and Financial Statement Schedules on page F-1 herein. Selected quarterly financial data is set forth in
Note 16 to the Financial Statements.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------            -----------------------------------------------------------
AND FINANCIAL DISCLOSURE.
------------------------

                  Not applicable.

Item 9A.          CONTROLS AND PROCEDURES
-------           -----------------------

          We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

         Within 90 days prior to the filing of this annual report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of his evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

                                    PART III
                                    --------

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------           --------------------------------------------------

         The information concerning directors and executive officers of Valley Forge Scientific Corp. is incorporated by reference to the information set forth either: (i) in our Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, or (ii) in an amendment to this Annual Report on Form 10-K (collectively the "2003 Proxy Information"), which in either case will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.          EXECUTIVE COMPENSATION.
-------           ----------------------

         The information regarding executive compensation is incorporated by reference to the information set forth in the 2003 Proxy Information.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------           --------------------------------------------------------------
AND RELATED STOCKHOLDER MATTERS.
-------------------------------

         The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth in the 2003 Proxy Information.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------           ----------------------------------------------

         The information concerning certain relationships and related transactions is incorporated by reference to the information set forth in the 2003 Proxy Information.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------           --------------------------------------

         The information required to be disclosed concerning principal accountant fees and services is incorporated by reference to the information set forth in the 2003 Proxy Information.

                                     PART IV
                                     -------


Item 15           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
-------           -----------------------------------------------------------
8-K.
---

         a. and d. Financial Statements and Financial Statement Schedules.

            See Index to Financial Statements and Financial Statement Schedules on Page F-1, herein.

         b. Reports on Form 8-K.

            On August 12, 2003, Valley Forge Scientific Corp. filed a report on Form 8-K regarding a press release regarding third quarter and nine month operating results for fiscal 2003

         c. Exhibits

          The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

              2.1 Agreement and Plan of Merger between Valley Forge Scientific Corp. and Diversified Electronic Corporation dated August 31, 1994. (3)


              3.1 Articles of Incorporation, restated to include amendment to Articles of Incorporation dated August 26, 1999. (8) (Exhibit 3(a))

              3.2    Second Amended and Restated By-Laws of the Company. (12)


              4.1    Form of Common Stock Certificate - (1) (Exhibit 4(a)).


              10.1   Valley Forge Scientific Corp. 2001 Stock Plan (10)

              10.2 Valley Forge Scientific Corp. 2000 Nonemployee Directors Stock Option Plan (11)

              10.3 Assignment of Know-How Agreement, dated June 30, 1989 - (1) (Exhibit 10(g)).

              10.4 Assignment of Patents - Bipolar Electrosurgical Systems, June 30, 1989 - (1) (Exhibit 10(h)).


              10.5 Assignment of Patents - Binocular Magnification System, June 30, 1989 -(1) (Exhibit 10(i)).

              10.6 Assignment of Malis trade name, dated June 30, 1989 - (1) (Exhibit 10(j)).

              10.7   401(k) and Profit-Sharing Plan - (2) (Exhibit 10(x)).

              10.8 Promissory Note from Jerry L. Malis to the Company. (4) (Exhibit 10(k))

              10.9 Commercial Lease Agreement between GMM Associates and the Company dated July 1, 1995 (5) (Exhibit 10(p))

              10.10 Promissory Note from Jerry L. Malis to the Company (7) (Exhibit 10(p)).

              10.11 Distribution Agreement between the Company and Codman & Shurtleff, Inc., dated December 11, 2000 (9) (Exhibit 10.1)

              10.12 Addendum to Commercial Lease Agreement between the Company and GMM Associates dated as of July 1, 2000 (9) (Exhibit 10.2)

              10.13 Extension of Distribution Agreement with Codman & Shurtleff, Inc. dated November 21, 2003


              21     Subsidiary of Registrant

              23     Consent of Samuel Klein and Company

              31.1   Certification of the Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

              32.1 Certification of the Chief Executive Officer to Section 906 of the Sarbanes- Oxley Act of 2002.


-----------------

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

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of December, 2003

                                             VALLEY FORGE SCIENTIFIC CORP.


                                         By: /s/ JERRY L. MALIS
                                             -----------------------------------
                                             Jerry L. Malis, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                      Title                            Date
    ---------                      -----                            ----


/s/ JERRY L. MALIS        Chairman of the Board,              December 19, 2003
---------------------     President (chief executive
Jerry L. Malis            officer and principal
                          financial and accounting
                          officer)


/s/ LOUIS UCHITEL         Director                            December 19, 2003
---------------------
Louis Uchitel


/s/ LEONARD I. MALIS      Director                            December 19, 2003
---------------------
Leonard I. Malis


/s/ BRUCE A. MURRAY       Director                            December 19, 2003
---------------------
Bruce A. Murray


/s/ ROBERT H. DICK        Director                            December 19, 2003
---------------------
Robert H. Dick

                          VALLEY FORGE SCIENTIFIC CORP.
                    For Fiscal Year Ended September 30, 2003
                                    FORM 10-K
         Index to Financial Statements and Financial Statement Schedules


Independent Auditor's Report                                                 F-2

Balance Sheets - September 30, 2003 and 2002                                 F-3

Statements of Operations - Years ended September 30, 2003, 2002 and 2001     F-4

Statements of Stockholders' Equity - Years ended September 30, 2003,         F-5
  2002 and 2001

Statements of Cash Flows - Years ended September 30, 2003, 2002 and 2001     F-6

Notes to Financial Statements                                                F-7



--------------

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Valley Forge Scientific Corp. and Subsidiary
Oaks, Pennsylvania


We have audited the accompanying consolidated balance sheets of Valley Forge Scientific Corp. and Subsidiary as of September 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Forge Scientific Corp. and Subsidiary as of September 30, 2003 and 2002, and the results of operations and cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.




                                               /s/ Samuel Klein and Company

                                               SAMUEL KLEIN AND COMPANY



Newark, New Jersey
December 5, 2003

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                            September 30,
                                                       -----------------------
ASSETS                                                    2003         2002
------                                                 ----------   ----------

Current Assets:
  Cash and cash equivalents                            $2,305,556   $2,543,898
  Accounts receivable, net                                376,915      337,939
  Inventory                                               775,183      882,832
  Prepaid items and other current assets                  268,371      140,784
  Deferred tax assets                                      51,431       76,293
                                                       ----------   ----------
          Total Current Assets                          3,777,456    3,981,746

Property, Plant and Equipment, Net                        156,697      136,131
Goodwill                                                  153,616      153,616
Intangible Assets, Net                                    256,681      294,371
Other Assets                                               29,963        4,171
                                                       ----------   ----------

          Total Assets                                 $4,374,413   $4,570,035
                                                       ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                $  216,457   $  200,972
  Income taxes payable                                         --      152,309
                                                       ----------   ----------
          Total Current Liabilities                       216,457      353,281

Deferred Tax Liability                                     19,950       14,357
                                                       ----------   ----------

          Total Liabilities                               236,407      367,638
                                                       ----------   ----------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock                                              --           --
  Common stock (no par, 20,000,000 shares
    authorized, shares issued and outstanding
    at September 30, 2003 - 7,913,712 and at
    September 30, 2002 - 8,041,312)                     3,528,530    3,701,846
  Retained earnings                                       609,476      500,551
                                                       ----------   ----------
                                                        4,138,006    4,202,397
                                                       ----------   ----------

          Total Liabilities and Stockholders' Equity   $4,374,413   $4,570,035
                                                       ==========   ==========


--------------------

The accompanying notes are an integral part of these financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            For the Years Ended September 30,
                                           ------------------------------------
                                              2003         2002         2001
                                           ----------   ----------   ----------

Net Sales                                  $4,474,308   $5,021,931   $5,263,485

Cost of Sales                               2,264,902    2,463,209    2,692,036
                                           ----------   ----------   ----------

Gross Profit                                2,209,406    2,558,722    2,571,449
                                           ----------   ----------   ----------

Other Costs:
  Selling, general and administrative       1,523,751    1,503,001    1,652,289
  Research and development                    489,930      360,111      352,773
  Amortization                                 40,298       63,610       80,641
                                           ----------   ----------   ----------
          Total Other Costs                 2,053,979    1,926,722    2,085,703
                                           ----------   ----------   ----------

Income from Operations                        155,427      632,000      485,746

Other Income (Expense), Net                    11,451       23,111       39,428
                                           ----------   ----------   ----------

Income before Income Taxes                    166,878      655,111      525,174

Provision for Income Taxes                     57,953      274,584      194,953
                                           ----------   ----------   ----------

Net Income                                 $  108,925   $  380,527   $  330,221
                                           ==========   ==========   ==========


Income per Share:
  Basic income per common share            $     0.01   $     0.05   $     0.04
                                           ==========   ==========   ==========

  Diluted income per common share          $     0.01   $     0.05   $     0.04
                                           ==========   ==========   ==========

  Basic weighted average common shares
    outstanding                             7,960,676    8,067,286    8,081,890

  Diluted weighted average common shares
    outstanding                             7,986,448    8,154,570    8,152,946

--------------------

The accompanying notes are an integral part of these financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                       Common Stock
                                       No Par Value
                                --------------------------
                                  Number         Common        Retained         Total
                                    of           Stock         Earnings      Stockholders'
                                  Shares         Amount        (Deficit)        Equity
                                -----------    -----------    -----------    -----------
Balances, October 1, 2000         8,151,862    $ 3,859,430    $  (210,197)   $ 3,649,233

Purchases and Retirement of
  Common Shares                     (84,050)      (110,706)            --       (110,706)

Net Income for the Year Ended
  September 30, 2001                     --             --        330,221        330,221
                                -----------    -----------    -----------    -----------

Balances, September 30, 2001      8,067,812      3,748,724        120,024      3,868,748

Purchases and Retirement of
  Common Shares                     (26,500)       (46,878)            --        (46,878)

Net Income for the Year Ended
  September 30, 2002                     --             --        380,527        380,527
                                -----------    -----------    -----------    -----------

Balances, September 30, 2002      8,041,312      3,701,846        500,551      4,202,397

Purchases and Retirement of
  Common Shares                    (127,600)      (173,316)            --       (173,316)

Net Income for the Year Ended
  September 30, 2003                     --             --        108,925        108,925
                                -----------    -----------    -----------    -----------

Balances, September 30, 2003      7,913,712    $ 3,528,530    $   609,476    $ 4,138,006
                                ===========    ===========    ===========    ===========

--------------------

The accompanying notes are an integral part of these financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Years Ended September 30,
                                                          -----------------------------------------
                                                             2003           2002           2001
                                                          -----------    -----------    -----------
Cash Flows from Operating Activities:
  Net income                                              $   108,925    $   380,527    $   330,221
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                            66,641         84,784        118,601
      Writedown of property, plant and equipment               16,500          5,300             --
      Allowance for loans and advances to employee                 --             --         48,384
      Reduction of allowance for loans and advances
        to employee                                                --        (47,790)            --
      Interest accrued on loans and advances to
        employees and related parties                          (2,382)        (2,810)        (4,737)

  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, net           (38,976)       267,211         22,105
    (Increase) decrease in inventory                          107,649        316,704        (21,689)
    Decrease in deferred tax assets                            24,862         28,087        104,934
    (Increase) decrease in other assets                       (25,792)         1,275          2,200

    Increase in prepaid items and other current
      assets                                                 (135,205)       (38,705)       (20,649)
    Increase (decrease) in accounts payable and accrued
      expenses and income taxes payable                      (136,824)        70,095        101,001
    Increase (decrease) in deferred tax liability               5,593         (4,923)        (1,381)
                                                          -----------    -----------    -----------
        Net cash provided by (used in) operating
          activities                                           (9,009)     1,059,755        678,990
                                                          -----------    -----------    -----------

Cash Flows from Investing Activities:
  Proceeds from repayment of employee loans                    10,000         57,261          6,150
  Loans and advances to employees                                  --         (1,436)       (22,410)
  Acquisition of intangible assets                             (2,608)        (8,621)        (1,416)
  Purchases of property, plant and equipment                  (63,409)       (16,805)       (15,226)
                                                          -----------    -----------    -----------
        Net cash provided by (used in) investing
          activities                                          (56,017)        30,399        (32,902)
                                                          -----------    -----------    -----------

Cash Flows from Financing Activities:
  Repurchase of common stock                                 (173,316)       (46,878)      (110,706)
                                                          -----------    -----------    -----------
        Net cash used in financing activities                (173,316)       (46,878)      (110,706)
                                                          -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                                (238,342)     1,043,276        535,382

Cash and Cash Equivalents, beginning of year                2,543,898      1,500,622        965,240
                                                          -----------    -----------    -----------

Cash and Cash Equivalents, end of year                    $ 2,305,556    $ 2,543,898    $ 1,500,622
                                                          ===========    ===========    ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                              $        --    $        --    $        --
                                                          ===========    ===========    ===========
    Income taxes                                          $   271,300    $   186,960    $     1,500
                                                          ===========    ===========    ===========

--------------------

The accompanying notes are an integral part of these financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

Valley Forge Scientific Corp. ("VFSC") was incorporated on March 27, 1980 in the Commonwealth of Pennsylvania and is engaged in the business of developing, manufacturing and selling medical devices and products. On August 18, 1994, VFSC formed a wholly-owned subsidiary, Diversified Electronics Company, Inc. ("DEC"), a Pennsylvania corporation, in order to continue the operations of Diversified Electronics Corporation, a company which was merged with and into VFSC on August 31, 1994. VFSC and DEC are referred to herein as the "Company".

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Segment Information
-------------------

The Company has one operating segment comprised of its bipolar electrical generators and instrumentation products. The Company's business is conducted entirely in the United States. Major customers are discussed elsewhere in Note 11.

Fair Value of Financial Instruments
-----------------------------------

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, trade receivables, accounts payable and other accrued expenses approximate fair value because of their short maturities.

Revenue Recognition
-------------------

The Company sells its products to U.S. based national and international dealers and distributors which include an affiliate of a major medical products company. A significant part of the Company's sales are made pursuant to distribution agreements with these Companies which typically provide exclusive distribution rights of specified products in a defined medical field, within a territory or territories, during the term of such agreements. The agreements typically include a price list for the specified product or products which is fixed for a period of time, after which these prices are subject to adjustment by the Company due to changes in manufacturing cost or technological improvements to the products.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

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

Intangible Assets and Goodwill
------------------------------

Intangible assets, consisting of patents, licensing agreements, proprietary know-how, logos and cost of acquisition are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter. Acquisition costs have been capitalized and are being amortized over 5 years. All other intangible assets, except for goodwill, are being amortized over periods ranging from 15 to 17 years.

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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

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

Impairment of Long-Lived Assets
-------------------------------

As of October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", (SFAS 144). Pursuant to SFAS 144 long-lived assets, or asset groups and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset, or asset groups, and its eventual disposition. Measurement of an impairment loss for long-lived assets, or asset groups, and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets, or asset groups and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Research and Development
------------------------

Costs associated with development of new products are charged to operations as incurred.

Advertising Costs
-----------------

Advertising expenditures relating to the advertising and marketing of the Company's products and services are expensed in the period the advertising costs are incurred. Prior to 2003, substantially all cost of such product marketing and advertising had been borne by the Company's major distributors. During the year ended September 30, 2003, due to the Company's strategy shift to market and sell the Bident Dental Products utilizing the Company's proprietary resources, the Company incurred marketing and advertising costs of approximately $161,000.

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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share
------------------

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which include convertible debentures, stock options and warrants.

Accounting for Stock-Based Compensation
---------------------------------------

In December, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for the Company as of January 1, 2003. The Company has not elected a voluntary change in accounting to the fair value based method, and accordingly, the adoption of SFAS 148 did not have any impact on the Company's results of operations or financial position.

Employee stock plans are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", (APB 25). The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based accounting method in SFAS 123 had been used to account for stock-based compensation. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. In accordance with SFAS 123, only stock options granted after September 30, 1995 have been included for the Company's pro forma information as follows:


                                                 For the Years Ended
                                                    September 30,
                                       ---------------------------------------
                                          2003          2002          2001
                                       -----------   -----------   -----------

Additional compensation expense,
  net of tax effect                    $    57,180   $    89,333   $    56,328
Pro forma net income                        51,745   $   291,194   $   273,893
Pro forma income per share:
  Basic                                       0.01          0.04          0.03
  Diluted                                     0.01          0.04          0.03

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------

In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, which provides guidance on the identification of and reporting for variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not expect the adoption of Interpretation No. 46 to have a significant impact on its future results of operations or financial position.

In May, 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position (balance sheets). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the first quarter of the year ending September 30, 2004. The adoption of SFAS 150 had no impact on the Company's financial position or results of operations for the year ended September 30, 2003, and the Company does not expect the adoption of this pronouncement to have any impact on its future financial position or results of operations.


2. ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable consists of the following:

                                                    September 30,
                                               -----------------------
                                                  2003         2002
                                               ----------   ----------

          Accounts receivable                  $  378,786   $  385,483
          Less:  Allowances                         1,871       47,544
                                               ----------   ----------

                                               $  376,915   $  337,939
                                               ==========   ==========

The Company provided for estimated doubtful accounts through charges to selling, general and administrative expenses for $ - 0 - , $50,003 and $26,316 for the years ended September 30, 2003, 2002 and 2001, respectively, and wrote-off $ - 0
- , $34,375 and $19,400, respectively, against this allowance for these periods.

In addition, during the year ended September 30, 2003, the Company recorded a benefit of $43,000 arising from the collection of an account receivable which had been previously provided for, and further reduced the allowance by approximately $2,700.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



3.  INVENTORY

The Company provides an allowance for slow moving and potentially obsolete inventories. Inventory consists of the following:

                                                        September 30,
                                                   -----------------------
                                                      2003         2002
                                                   ----------   ----------

          Finished goods                           $   88,401   $   87,748
          Work-in-process                             316,600      368,068
          Materials and parts                         433,459      515,586
          Less: Allowance for slow moving
                        and obsolete inventory         63,277       88,570
                                                   ----------   ----------

                                                   $  775,183   $  882,832
                                                   ==========   ==========

The Company provided for obsolete and slow moving inventory through charges to cost of sales for $109,635, $52,875 and $22,500 in the years ended September 30, 2003, 2002 and 2001, respectively, and wrote off $134,928, $41,183 and $110,621, respectively, against this allowance in these periods.


4. PROPERTY, PLANT AND EQUIPMENT

                                                             September 30,
                                         Useful Life   -----------------------
                                           (Years)        2003         2002
                                           -------     ----------   ----------

       Land                                   -        $   11,953   $   11,953
       Buildings and improvements          15 - 39         94,832       94,832
       Furniture and fixtures               5 -  7         17,953       17,953
       Laboratory equipment                 5 - 10        370,119      357,544
       Office equipment                          5        181,318      146,984
       Leasehold improvements               3 -  5          9,413        9,413
                                                       ----------   ----------
                                                          685,588      638,679
       Less:  Accumulated depreciation
                    and amortization                      528,891      502,548
                                                       ----------   ----------

                                                       $  156,697   $  136,131
                                                       ==========   ==========

Depreciation is reflected in both cost of sales and selling, general and administrative expenses. Total depreciation for the years ended September 30, 2003, 2002 and 2001 was $26,343, $21,174 and $37,961, respectively. In addition, in accordance with SFAS 144, the Company wrote down certain molding equipment intended to be utilized in the production of certain disposable surgical products, to their estimated fair values. For the years ended September 30, 2003, 2002 and 2001, the Company wrote down $16,500, $5,300 and $ - 0 - , respectively. These write downs are reflected in the statement of operations under the caption "Other Income (Expense), Net".

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



5.  GOODWILL

As indicated in Note 1 - Significant Accounting Policies, pursuant to SFAS 142, the Company discontinued the amortization of goodwill effective October 1, 2001, and completed the transitional test for impairment of the carrying value of this asset as of March 31, 2002. Another impairment test was conducted as of March 31, 2003, and no impairment was identified.

As required by SFAS 142, a reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect follows:

                                                      For the Years Ended
                                                          September 30,
                                             ---------------------------------------
                                                2003          2002          2001
                                             -----------   -----------   -----------
   Reported net income                       $   108,925   $   380,527   $   330,221
   Add:  Goodwill amortization, net of tax            --            --        17,556
                                             -----------   -----------   -----------

   Adjusted net income                       $   108,925   $   380,527   $   347,777
                                             ===========   ===========   ===========

   Basic and diluted net income per share:
     Reported basic and diluted net
       income per share                      $      0.01   $      0.05   $      0.04
   Add:  Goodwill amortization, net of tax            --            --            --
                                             -----------   -----------   -----------

   Adjusted basic and diluted net income
     per share                               $      0.01   $      0.05   $      0.04
                                             ===========   ===========   ===========

6. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                             September 30,
                                         Useful Life   -----------------------
                                           (Years)        2003         2002
                                           -------     ----------   ----------

Patents/trademarks/logos, licensing
  agreements                                  17       $  571,617   $  569,009
Proprietary know-how                          15          452,354      452,354
Acquisition costs                              5           55,969       55,969
                                                       ----------   ----------
                                                        1,079,940    1,077,332
Less:  Accumulated amortization                           823,259      782,961
                                                       ----------   ----------

                                                       $  256,681   $  294,371
                                                       ==========   ==========

Total amortization for the years ended September 30, 2003, 2002 and 2001 was $40,298, $63,610 and $63,084, respectively. Amortization for the years ended September 30, 2004, 2005, 2006, 2007 and 2008 is estimated to be $40,298,
$40,298, $40,280, $39,939 and $39,939, respectively.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



6. INTANGIBLE ASSETS (Continued)

During the current fiscal year a patent for the technology underlying the "aperiodic" wave form utilized in some of the Company's products expired. The remaining patent, which relates to the Company's current bi-polar generators expires in the fiscal year ending September 30, 2011.


7. OTHER RECEIVABLES

The Company from time to time has made advances and loans to certain employees. These loans and advances are unsecured, payable on demand and have stated interest rates ranging from 4.57% to 8.20%, the then current "Applicable Federal Rate" as set forth under the Internal Revenue Code as of each date of advance or loan. During the fourth quarter of fiscal year ending September 30, 2001, as a result of the termination subsequent to year end of an employee from whom approximately $49,500 remained outstanding, the Company recorded an allowance of approximately $48,400 against the amount owed by this individual. The outstanding balance was received in the first quarter of the subsequent fiscal year.

As of September 30, 2003 and 2002, the balance of these loans net of the allowances was $ - and $ - , respectively.


8. RELATED PARTY TRANSACTIONS

Loans Receivable
----------------

On July 6, 1998, Jerry L. Malis, a principal shareholder, director and officer of the Company, borrowed $15,015 from the Company. The note is payable on demand and has a stated rate of interest of 5.42%, the then current "Applicable Federal Rate" as set forth under the Internal Revenue Code. The Company has additional loans due from Jerry L. Malis payable on demand with similar interest terms as stated above ranging from 4.83% to 6.97%. The collective loans, which total $45,979 as of September 30, 2003, are partially secured by 5,833 shares of common stock of the Company. As of September 30, 2003 the pledged stock had a value of approximately $8,750.

The balance of these loans is reflected on the balance sheet under the caption "prepaid expenses and other current assets" and as of September 30, 2003 and 2002, was $45,979 and $53,597, respectively, which includes accrued interest of $18,148 and $15,762, respectively.

Consulting Services
-------------------

During 2003, 2002 and 2001 the Company engaged R.H. Dick and Company, Inc., a corporation owned by Robert H. Dick, a director of the Company, to provide certain investment banking and consulting services. For the years ended September 30, 2003, 2002 and 2001 the Company incurred consulting fees for these services, excluding reimbursement of out-of-pocket expenses in an amount totaling $10,000, $10,000 and $15,000, respectively. As of September 30, 2003 and 2002, the Company owed R.H. Dick and Company $5,000 and $2,500, respectively. The liability is reflected on the balance sheet under the caption "accounts payable and accrued expenses".

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



9. LINE OF CREDIT

The Company has a line of credit of $1,000,000 with Wachovia Bank, formerly First Union National Bank, which calls for interest to be charged on any loans under this line equal to the bank's national commercial rate. The line is unsecured and any borrowing under the line would be payable on demand, require monthly interest payments on any unpaid principal and a reduction of any loan balance to zero for a minimum of thirty consecutive days during each twelve month period. In addition, the loan covenant calls for a minimum tangible net worth of no less than $3,000,000 during the term of the extended line of credit. At September 30, 2003 and 2002, there were no outstanding balances under this line.


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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



10. COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements
---------------------

On September 30, 1999, the Company entered into one year employment agreements with Messrs. Malis and Gilloway effective October 1, 1999. Under the terms, the agreements provided for an annual base salary of $198,950 for Jerry L. Malis and $90,000 for Thomas J. Gilloway. Although the agreements for Messrs. Malis and Gilloway had not been further extended, the Company continued to provide compensation to them at the annual rate of $198,950 and $90,000, respectively. Effective October 1, 2002 the Compensation Committee of the Board of Directors approved an increase of Mr. Malis's base salary to $220,000. The base salaries for the years ended September 30, 2003, 2002 and 2001 were approximately $220,000, $199,000 and $199,000 for Jerry L. Malis and approximately $ - , $ - and $69,000 for Thomas J. Gilloway, respectively. Mr. Gilloway passed away on February 18, 2001 and the Company continued to pay his salary to his spouse until June 29, 2001. The amount reflected as paid to him for the year ended September 30, 2001 includes the amount paid to his spouse subsequent to his death.

Subsequent to September 30, 2002, the Compensation Committee of the Board of Directors approved a $25,000 cash bonus to Mr. Malis for services rendered during the year ended September 30, 2002. The bonus was accrued for the year ended September 30, 2002 and is reflected on the balance sheet under the caption "accounts payable and accrued expenses".

401(k) Profit Sharing Plans
---------------------------

The Company's 401(k) Plan and Profit Sharing Plan cover full-time employees who have attained the age of 21 and have completed at least one year of service with the Company. Under the 401(k) Plan, an employee may contribute an amount up to 25% of his compensation to the Plan on a pretax basis not to exceed the current Federal limitation per year (as adjusted for cost of living increases). Amounts contributed to the 401(k) Plan are nonforfeitable.

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

Stock Option Plans
------------------

On July 6, 1988, the Company adopted a Nonqualified Employee Stock Option Plan (the "1988 Plan") pursuant to which 500,000 shares of Common Stock have been reserved for issuance to employees, officers, directors or consultants of the Company. Options granted pursuant to this plan were nontransferable and expired if not exercised after ten years from the date of grant or for such lesser term as approved by the Board of Directors. Options may be granted in such amounts and at such prices as determined by the Board of Directors, but the price per share shall not be less than the fair market value of the Company's Common Stock as of the date of grant.

On January 16, 2001, pursuant to the adoption of the 2001 Stock Plan (the "2001 Plan"), the 1988 plan was terminated. As of the date the plan was terminated, a total of 404,800 options had been granted and were outstanding.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

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

As referred to in Note 1, the Company has adopted the disclosure provisions of SFAS 123, and SFAS 148. As permitted under these statements, the Company retained its current method of accounting for stock compensation in accordance with APB 25.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



10. COMMITMENTS AND CONTINGENCIES (Continued)

Following is a summary of the Company's various stock option plans:

                                                                                           Weighted
                                                                                            Average
                                                               Range of       Weighted     Remaining
                                                               Exercise       Average     Contractual
                                                                Prices        Exercise       Life
                                               Shares          Per Share        Price       (Years)
                                            -------------    -------------   ----------   ----------
Options outstanding at October 1, 2000            288,075    $ 1.94 - 4.25   $     2.88         3.68

Granted                                           347,000      1.13 - 2.75         2.01         9.38
Exercised                                              --           -                --           --
Surrendered, forfeited or expired                (152,000)     1.94 - 3.63         2.76         1.92
                                            -------------    -------------   ----------

Options outstanding at September 30, 2001         483,075      1.13 - 4.25         2.29         7.39

Granted                                            47,500      1.85 - 2.75         2.42         9.64
Exercised                                              --           -                --
Surrendered, forfeited or expired                 (12,725)     1.13 - 4.25         2.55         5.38
                                            -------------    -------------   ----------

Options outstanding at September 30, 2002         517,850      1.13 - 4.25         2.30         6.31

Granted                                            50,000      1.06 - 1.70         1.22         9.46
Exercised                                              --           -                --
Surrendered, forfeited or expired                 (88,000)     1.50 - 3.63         3.11         2.47
                                            -------------    -------------   ----------

Options outstanding at September 30, 2003         479,850    $ 1.06 - 4.25   $     2.04         6.55
                                            =============    =============   ==========

As of September 30, 2003, 356,850 of these options outstanding are vested and are exercisable at prices ranging from $1.06 to $4.25 which correspond to a weighted average exercise price of $2.25 and a weighted average remaining contractual life of 7.57 years.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



10. COMMITMENTS AND CONTINGENCIES (Continued)

Assumptions used in the Black-Scholes option valuation model to estimate the value of the Company's options included in pro forma amounts in Note 1 are as follows:

                                                          For the Years Ended
                                                             September 30,
                                               ----------------------------------------
                                               2003              2002              2001
                                               ----              ----              ----
Risk-free interest (based on U.S.
Government strip bonds on the
   date of grant with maturities
   approximating the expected
   option term)                            3.65% - 4.00%     3.84% - 5.13%     4.86% - 5.29%

Dividend yields                                  0%                0%                0%

Volatility factors of the expected
market price of the Company's
Common Stock (based on
historical data)                          158.4% - 163.9%   165.1% - 169.7%    90.0% - 96.0%

Expected life of options                      10 Years          10 Years          10 Years

The weighted average fair value of options granted during the years ended September 30, 2003, 2002 and 2001 were as follows:

                                               2003        2002        2001
                                              ------      ------      ------

Stock Prices Equal to Exercise Price          $ 1.21      $ 2.40      $ 1.77

Stock Prices in Excess of Exercise Price      $   --      $   --      $   --

Stock Prices Less than Exercise Price         $   --      $   --      $ 2.10


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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases
----------------

The Company leases approximately 4,200 square feet of office and warehouse space in an office building in Oaks, Pennsylvania, from GMM Associates, a Pennsylvania general partnership, whose partners are Jerry L. Malis, Leonard I. Malis, (principal shareholders, directors, and/or officers of the Company), and the Francis W. Gilloway Marital Trust, the successor in interest to Thomas Gilloway, an officer of the Company until the time of his death on Feburary 18, 2001. The lease which commenced on July 1, 1995 for a term of five years provided for a monthly base rent of $4,716 (with increases based on increases in the consumer price index) which include costs associated with real estate taxes, maintenance and utilities. During December 2000 the lease was extended for an additional term of five years effective as of July 1, 2000 and calls for a monthly base rent of $4,643 (with increases on June 30th of each year based on increases in the Producer Price Index). All other terms remain the same. The related expense for this lease for the years ended September 30, 2003, 2002 and 2001 was $59,608, $57,740 and $56,115, respectively. As of September 30, 2003, the
Company was current on all rental obligations due the related party.

The Company has also entered into leases for certain equipment under operating lease agreements with terms ranging between two and four years.

A schedule of future minimum payments under operating leases is as follows:

     Years ending September 30,
     --------------------------

                                           Related          Other
                                            Party         Operating
                                          ---------       ---------

              2004                        $  61,569       $  15,446
              2005                           48,600          14,087
              2006                               --           6,801
              2007                               --             989
                                          ---------       ---------

                                          $ 110,169       $  37,323
                                          =========       =========


11. MAJOR CUSTOMERS

For the years ended September 30, 2003, 2002 and 2001, a significant part of the Company's revenues were derived from one major customer pursuant to a distribution agreement under which the Company granted the exclusive right to sell its electrosurgical systems and other products developed by the Company in the field of neurosurgery. Revenues derived from this customer are approximately as follows:

                                                                 Percent of
                                                                   Total
                                               Revenues           Revenues
                                               --------           --------

Year ended September 30, 2003                $ 4,231,000             95%
Year ended September 30, 2002                $ 4,515,000             90%
Year ended September 30, 2001                $ 4,169,000             79%

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



11. MAJOR CUSTOMERS (Continued)

In addition, for the years ended September 30, 2003, 2002 and 2001, revenue derived from another customer totaled approximately $4,000, $347,000 and $1,009,000, respectively, representing approximately 0%, 7% and 19%, respectively of the Company's total revenues.

At September 30, 2003 and 2002, the Company's largest customer accounted for approximately 93% and 99%, respectively, of the Company's accounts receivable.


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

In April 2000, the Board of Directors of the Company approved a stock repurchase program continuing a prior program whereby the Company may, from time to time, repurchase on the open market up to 200,000 shares of the Company's Common Stock. In August 2002, the Board of Directors of the Company voted to terminate the then existing program and approved a new program for the repurchase of up to 200,000 shares of the Company's Common Stock. During the fiscal years ended September 30, 2003, 2002 and 2001, the Company repurchased for retirement 127,600, 26,500 and 84,050 shares at an aggregate cost of $173,316, $46,878 and
$110,706, respectively.

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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



13. EARNINGS PER SHARE

                                                   For the Years Ended
                                                      September 30,
                                           ------------------------------------
                                              2003         2002         2001
                                           ----------   ----------   ----------

Basic Income Per Share:
  Income available to common
    shareholders                           $  108,925   $  380,527   $  330,221
                                           ==========   ==========   ==========

  Weighted average shares outstanding       7,960,676    8,067,286    8,081,890
                                           ==========   ==========   ==========

Basic Income Per Share                     $     0.01   $     0.05   $     0.04
                                           ==========   ==========   ==========

Diluted Income Per Share:
  Income available to common
    shareholders                           $  108,925   $  380,527   $  330,221
                                           ==========   ==========   ==========

  Weighted average shares outstanding       7,960,676    8,067,286    8,081,890

  Dilutive shares issuable in connection
  with stock plans                             25,772       87,284       71,056
                                           ----------   ----------   ----------

  Diluted weighted average common
    shares outstanding                      7,986,448    8,154,570    8,152,946
                                           ==========   ==========   ==========

  Diluted Income Per Share                 $     0.01   $     0.05   $     0.04
                                           ==========   ==========   ==========

Options to purchase 479,850, 517,850 and 483,075 shares of common stock were outstanding at September 30, 2003, 2002 and 2001, respectively, and 314,850 , 68,100 and 70,200 of these shares were not included in the computation of diluted earnings per share in accordance with SFAS 128, as the potential shares are considered anti-dilutive.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



14. PROVISION FOR INCOME TAXES

Provision for income taxes is as follows:

                                           For the Years Ended
                                              September 30,
                                   ------------------------------------
                                      2003         2002         2001
                                   ----------   ----------   ----------

         Current:
         Federal                   $   19,075   $  204,500   $   74,100
         State                         12,790       40,200       17,300
                                   ----------   ----------   ----------
                                       31,865      244,700       91,400
                                   ----------   ----------   ----------

         Deferred:
         Federal                       18,392       20,703       93,840
         State                          7,696        9,181        9,713
                                   ----------   ----------   ----------
                                       26,088       29,884      103,553
                                   ----------   ----------   ----------

                                   $   57,953   $  274,584   $  194,953
                                   ==========   ==========   ==========


The Company's effective tax rate was 34.7%, 41.9% and 37.2% for the years ended September 30, 2003, 2002 and 2001, respectively. Reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                     For the Years Ended
                                                         September 30,
                                               -------------------------------
                                                 2003        2002       2001
                                               --------    --------   --------

   Computed at the expected statutory rate         28.3 %      34.0 %     34.0 %
   State taxes net of federal tax benefit           7.2         6.6        5.9
   Other                                           (0.8)        1.3       (2.7)
                                               --------    --------   --------

                                                   34.7 %     41.9 %      37.2 %
                                               ========    ========   ========

                  VALLEY FORCE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



14. PROVISION FOR INCOME TAXES (Continued)

Certain items of income and expense are recognized in different years for financial reporting and income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. The items that give rise to the deferred income tax assets and deferred income tax liability are as follows:

                                                               September 30,
                                                    ------------------------------------
                                                       2003         2002         2001
                                                    ----------   ----------   ----------
 Deferred Tax Assets:
   Difference in capitalization of inventory cost   $   50,670   $   56,993   $   54,499
   Difference in reporting bad debts                       761       19,300       32,067
   Federal and State of Pennsylvania net
     operating loss carryforward                            --           --       14,527
   Tax credits and other current assets                     --           --        3,287
                                                    ----------   ----------   ----------

 Total Deferred Tax Assets                          $   51,431   $   76,293   $  104,380
                                                    ==========   ==========   ==========

 Deferred Tax Liability:
   Difference in reporting depreciation and
     amortization on long-term assets               $   19,950   $   14,357   $   19,280
                                                    ----------   ----------   ----------

 Total Deferred Tax Liability                       $   19,950   $   14,357   $   19,280
                                                    ==========   ==========   ==========


15. CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of short-term cash investments and trade receivables. The Company maintains substantially all of its banking activities with one bank and cash balances throughout the year generally exceeded the federally insured limits of the FDIC and SIPC of $100,000. The Company typically invests cash balances which exceed $100,000 in money market accounts, money market mutual funds or short-term municipal securities. At September 30, 2003 and 2002, the balances the Company held in these securities was approximately $2,163,000 and $2,278,000, respectively. Management believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk associated with trade receivables, which are principally due from one customer.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



16. QUARTERLY RESULTS (UNAUDITED)

The following table presents selected unaudited quarterly operating results for the Company's eight quarters ended September 30, 2003 for continuing operations. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results.

                             First       Second        Third       Fourth
   Fiscal 2003              Quarter      Quarter      Quarter      Quarter        Total
   -----------             ----------   ----------   ----------   ----------   ----------
   Net sales               $1,019,942   $1,289,136   $1,081,872   $1,083,358   $4,474,308
   Gross profit               486,355      665,733      583,749      473,569    2,209,406
   Operating income            60,639       45,742       43,230        5,816      155,427
   Net income                  40,139       29,593       37,353        1,840      108,925
   Basic and diluted net
     income per common
     share                 $     0.01   $     0.00   $     0.01   $     0.00   $     0.01

   Fiscal 2002
   -----------

   Net sales               $1,262,406   $1,457,798   $1,148,278   $1,153,449   $5,021,931
   Gross profit               646,066      760,588      602,406      549,662    2,558,722
   Operating income           211,776      199,077      153,378       67,769      632,000
   Net income                 127,473      117,634       90,669       44,751      380,527
   Basic and diluted net
     income per common
     share                 $     0.02   $     0.01   $     0.01   $     0.01   $     0.05

                          VALLEY FORGE SCIENTIFIC CORP.
                    For Fiscal Year Ended September 30, 2003
                                    FORM 10-K
                                  EXHIBIT INDEX


              Exhibit 10.13 Extension of Distribution Agreement with Codman & Shurtleff, Inc. dated November 21, 2003

              Exhibit 21        Subsidiary of Registrant

              Exhibit 23        Consent of Samuel Klein and Company

              Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002