Form 10-K/A
period 2003-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 2004-01-27
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the fiscal year ended September 30, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________________ to ________________

                        Commission File Number: 001-10382

                          VALLEY FORGE SCIENTIFIC CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                     23-2131580
   -------------------------------                        ----------------
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

                                 Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing bid and ask prices as reported by the Nasdaq system on December 11, 2003 was $10,830,388.

At December 9, 2003 there were 7,913,712 shares of the Registrant's Common Stock outstanding.

                                    PART III
                                    --------

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------          --------------------------------------------------

The directors and executive officers of the Company are as follows:

Name                   Age       Position(s)
----                   ---       -----------
Jerry L. Malis         71        Chairman of the Board, Chief Executive Officer
                                 and President
Leonard I. Malis       84        Director
Bruce A. Murray        67        Director
Robert  H. Dick        60        Director
Louis Uchitel          78        Director
Marguerite Ritchie     65        Vice President-Operations, Secretary
Michael Ritchie        40        Vice President-General Manager, Treasurer

         Each executive officer serves at the pleasure of the Board of Directors. Members of the Board of Directors are elected annually by the stockholders of the Company.

          BIOGRAPHICAL INFORMATION ON DIRECTORS AND EXECUTIVE OFFICERS

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

         Robert H. Dick, a member of the audit committee and the compensation committee, has been a director of the Company since June 25, 1997. Mr. Dick has served as President of R.H. Dick & Company since January 1998, which is an investment banking and management consulting firm based in Ocala, Florida. From 1996 to 1998, Mr. Dick was a partner with Boles, Knop & Company, Inc., an investment banking firm in Middleburg, Virginia. Prior to that Mr. Dick served as interim President, Chief Executive Officer and Chief Financial Officer of

Biomagnetic Therapy Systems, Inc. (September 1995 - March 1996) and PharmX, Inc. (May 1994 - April 1995). Both companies were clients of Boles, Knop & Company. From 1982 until 1994, Mr. Dick served in various executive roles with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson and a manufacturer of surgical instruments, implants, equipment and other surgical products. Mr. Dick's positions with Codman included Director, Vice-President - New Business Development, Vice President - U.S. Sales and Marketing, and Vice President - International. Mr. Dick retired from Johnson & Johnson in April 1994. From 1978 to 1982, Mr. Dick was President & Chief Executive Officer of Applied Fiberoptics, Inc., a company designing, manufacturing and marketing fiberoptic products for medical and defense applications, and surgical microscopes for microsurgery. Mr. Dick also serves on the board of Span-America Medical Systems, Inc., which designs and manufactures wound management products.

         Louis Uchitel, chairman of the audit committee and a member of the compensation committee, has been a director of the Company since June 12, 2001. He is a certified public accountant and the Secretary and Treasurer of Quaker State Environmental Equipment, Inc., a lessor of solid waste equipment. Mr. Uchitel was formerly the Executive Vice President and Chief Financial Officer of Accurate Industries, Inc.

         Marguerite Ritchie, Secretary of the Company, has been employed by the Company since 1985. In addition to being Secretary of the Company, Ms. Ritchie is Vice-President of Operations in charge of the Company's production and regulatory matters. Prior to becoming Vice-President of Operations, she held several other administrative and operations positions with the Company.

         Michael Ritchie, Treasurer of the Company, has been employed by the Company since 1994. In addition to being the Treasurer of the Company, Mr. Ritchie is Vice-President-General Manager responsible for financial reporting and contract administration. Mr. Ritchie has also held positions of General Manager and Purchasing Manager with the Company. He received a B.S. degree in accounting from LaSalle University and a B.S. degree in engineering from Drexel University.

         Jerry L. Malis and Dr. Leonard I. Malis are brothers. Michael Ritchie is the son of Marguerite Ritchie.

                        AUDIT COMMITTEE FINANCIAL EXPERT

         The Company has a standing Audit Committee comprised of three members:
Louis Uchitel, Bruce A. Murray and Robert H. Dick. The Board of Directors has determined that it has an "audit committee financial expert" serving on its Audit Committee as defined by Item 401(h) of Regulation S-K. The Company's audit committee financial expert is Louis Uchitel. Mr. Uchitel is deemed to be "independent" under applicable rules of Nasdaq.

                                 CODE OF ETHICS

         Valley Forge Scientific Corp. has adopted a Code of Ethics and Business Conduct applicable to its directors, officers (including its Chief Executive Officer) and employees. A copy of the Code of Ethics and Business Conduct is filed as Exhibit 14.1 to this Annual Report on Form 10-K and will be available on the Company's website at http://www.vlfg.com. The Company intends to post on its website any amendments to, or waivers from, its Code of Ethics promptly following any such amendment or waiver.

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

         Based solely upon a review of reports furnished to the Company, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended September 30, 2003, each director, executive officer and 10% stockholder of the Company's securities made timely filings of all reports require by Section 16 of the Exchange Act.

Item 11.          EXECUTIVE COMPENSATION.
--------          ----------------------

SUMMARY COMPENSATION TABLE

         Summary Compensation Table. The following table sets forth the aggregate compensation paid by the Company with respect to the three fiscal years ended September 30, 2003 to the Company's Chief Executive Officer.

                                                               Number of Shares
Name and                                                        of Common Stock
Principal Position         Fiscal Year   Salary      Bonus        Underlying
                                                                Options Granted
--------------------------------------------------------------------------------

Jerry L. Malis,                2003     $220,000          0             --
  Chief Executive Officer      2002      199,000    $25,000             --
   and President               2001      199,000          0         50,000

         Aggregate Fiscal Year End Option Values. The following table sets forth the value on September 30, 2003 of unexercised options for the Chief Executive Officer.

                      Number of Shares of Common Stock
                      Underlying Unexercised               Aggregate Value of Unexercised
Name                  Options at September 30, 2003        Options at September 30, 2003
----                  -----------------------------        ------------------------------
Jerry L. Malis (1)              100,000                              $18,750

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

DIRECTORS' COMPENSATION

         The Company's Directors, who are neither employees of the Company or an immediate family member of an officer of the Company, are paid $750 for each meeting of the Board of Directors and each meeting of a committee of the Board of Directors that they attend. In addition, all Directors are entitled to reimbursement for travel and lodging expenses incurred in connection with their attendance at meetings.

         Non-Employee Directors' Stock Option Plan. The Company has adopted the 2000 Non-Employee Directors' Stock Option Plan which provides that each Director of the Company who is neither an employee of the Company or an immediate family member of an officer of the Company, will be granted options to purchase 10,000 shares of the Company's common stock, no par value, ("Common Stock") each year he is elected, appointed, or re-elected as a Board member. Each non-employee Director of the Company who served in such position on December 12, 2000, the effective date of this plan, received a grant of options as of that date. The exercise price of options granted under this plan is equal to the fair market value of the common stock on the date of grant. All options granted under this plan vest upon issuance.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------          --------------------------------------------------------------

         The following table sets forth as of January 15, 2004 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each of the named executive officers and Directors, (ii) all executive officers and Directors as a group; and (iii) each person known by the Company to beneficially own more than 5% of the Company's Common Stock based on certain filings made under Section 13 of the Exchange Act. All such information provided by the stockholders who are not executive officers or Directors reflects their beneficial ownership as of the dates specified in the footnotes to the table.

                                                     Amount of
Name and Address of                                  Beneficial       Percentage
Beneficial Owners (1)                                Ownership        Owned
---------------------                                ---------        -----

    (i)    Executive Officers and Directors

Jerry L. Malis (2)(3)                                 1,232,276          15.4%
Dr. Leonard I. Malis (2)(6)                             961,242          12.1%
Louis Uchitel (2) (7)                                   260,000           3.3%
Bruce A. Murray (2)(4)                                   46,000            *
Robert H. Dick (2)(5)                                    44,000            *
Marguerite Ritchie (8)                                   20,650            *
Michael Ritchie (9)                                      23,000            *

    (ii)   All Executive Officers and Directors
           as a Group (7 persons)                     2,587,168          31.6%

    (iii)  Certain Beneficial Owners

Russell U. Schenkman (10)                               651,375           8.2%
Daniel Boyer, Ross L. Campbell,
    W. Ward Carey, Phillip N. Hudson and
    James I. Steele (11)                                781,740           9.9%

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

(4) Represents 46,000 shares issuable to Mr. Murray subject to options exercisable currently or within 60 days.
(5) Represents 44,000 shares issuable to Mr. Dick subject to options exercisable currently or within 60 days.
(6) Includes 400,000 shares held in the Leonard and Ruth Malis Family, L.P., a limited partnership in which Dr. Malis is a general partner and possesses voting and investment power.
(7) Includes 30,000 shares issuable to Mr. Uchitel subject to options exercisable currently or within 60 days. Includes 15,000 shares owned by Mr. Uchitel's daughter for which Mr. Uchitel possesses shared investment power.
(8) Includes 19,750 shares issuable to Ms. Ritchie, subject to options exercisable currently or within 60 days.
(9) Represents 23,000 shares issuable to Mr. Ritchie subject to options exercisable currently or within 60 days.
(10) Russell U. Schenkman is the sole trustee of the Frances W. Gilloway Marital Trust and the Frances W. Gilloway Residue Trust (the "Trusts"), which are the record owners of 601,375 shares of the Common Stock and options to purchase 50,000 shares of Common Stock exercisable currently or within 60 days. The Trusts were created under the will of Thomas J. Gilloway to, among other things, own certain shares of the Common Stock beneficially owned by Mr. Gilloway. Mr. Schenkman in his capacity as trustee of the Trusts possesses sole voting and investment power with respect to the shares and therefore is deemed to beneficially own, under applicable regulations of the Securities and Exchange Commission, the 651,375 shares owned of record by the Trusts. Mr. Schenkman disclaims beneficial ownership of all shares owned of record by the Trusts. The address of Mr. Schenkman is 13 Roszel Road, Princeton, New Jersey 08540. Based on information set forth in a Schedule 13G filed under the Exchange Act on January 16, 2002.
(11) These four persons have formed a stockholders' committee and have agreed to operate as a "group" for purposes of Section 13(d) of the Exchange Act. The beneficial ownership of each of these persons based on the information set forth in a Schedule 13D filed under the Exchange Act on February 22, 2002 is set forth below. Daniel Boyer, whose address is c/o Boenning & Scattergood, 601 High Street, Pottstown, PA 19464, beneficially owns 317,390 shares, including the following shares that he shares voting and investment power: 74,390 shares owned by his wife, Ute Boyer; 75,650 shares owned by his daughter, Kim Boyer; and 55,200 shares owned by his son, Alex Boyer. Ross L. Campbell, whose address is 675 Lewis Lane, Ambler, PA 19002, beneficially owns 158,100 shares, which includes 12,000 shares held by him as co-trustee for which he shares voting and investment power and the following shares for which he shares voting and dispositive power: 15,000 shares owned by his wife, Marcia W. Campbell; 6,000 shares owned by his daughter, Jan Campbell; and 6,000 shares owned by his son Ross L. Campbell, Jr.
         W. Ward Carey, whose address is 21 E. 66th Street, New York, NY 10021 beneficially owns 113,000 shares, which includes: 7,400 shares as to which he shares voting and investment power with his wife, Patricia Carey; 6,000 shares as to which he shares voting and investment power with his son, Alexander Carey; 16,700 shares as to which he shares voting and investment power with his daughter, Daphne Carey; and 2,900 shares as to which he shares voting and investment power with his daughter, Cynthia A. Carey. Phillip N. Hudson, whose address is P.O. Box 160892, San Antonio, TX 78280, beneficiary owns 140,600 shares. James I. Steele, whose address is 30982 Clubhouse Lane, Evergreen, CO 80439, beneficially owns 52,650 shares, including the following shares that he shares voting and investment power: 10,850 shares owned by his mother, F. Irene Steele; and 4,000 shares owned by his wife, Peggy Steele.

---------------

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                       Number of shares of
                                                                                     common stock available
                                  Number of shares of                               for future issuance under
                                   common stock to be                                  equity compensation
                                issued upon exercise of        Weighted average       plans at September 30,
                                  outstanding options         exercise price of       2003 (excluding shares
                                 warrants and rights at      outstanding options      reflected in the first
        Plan Category              September 30, 2003        warrants and rights             column)
        -------------            ----------------------      -------------------      ----------------------
Equity compensation plans
approved by security holders              479,850                    $2.04                    195,500

Equity compensation plans not
approved by security holders                    0                        0                          0
                                        ---------                ---------                  ---------

Total:                                    479,850                    $2.04                    195,500
                                        =========                =========                  =========

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------          ----------------------------------------------

         Since the late 1960's, Dr. Leonard I. Malis, one of the Company's directors, on an individual basis has been a party to consulting and other agreements with Codman & Shurtleff, Inc., the Company's principal customer. Since 1983, Dr. Malis has been a party to an agreement with Codman & Shurtleff, Inc. under which Dr. Malis receives royalty payments for the use of his Malis(R) trademark on products sold by Codman & Shurtleff, Inc. Dr. Malis has developed and in the future may develop passive hand instruments for Codman & Shurtleff, Inc. with no pecuniary benefits to the Company.

         The Company has entered into a five year lease commencing on July 1, 2000 for approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,716 with GMM Associates, a Pennsylvania general partnership. Two of the partners of GMM Associates are Jerry L. Malis and Leonard I. Malis, principal shareholders as well as directors of the Company. The related expense for this lease for the year ended September 30, 2003 was $59,608. The Company believes the rental payments reflect fair rental value for the space.

         For the year ended September 30, 2003, the Company paid legal fees and costs in the amount of $85,919 to a law firm in which a son-in-law of Jerry L. Malis is a partner.

         The Company retained R. H. Dick & Company, Inc., an investment banking and business consulting company, owned by Robert H. Dick, one of the Company's directors, to perform investment banking and business consulting services. For the years ended September 30, 2003, 2002 and 2001, the Company incurred consulting expenses from these services of $10,000, $10,000 and $15,000, respectively.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------          --------------------------------------

         Audit Fees. During fiscal 2003 and 2002, the aggregate fees and expenses billed for professional services rendered by Samuel Klein and Company for the audit of the Company's annual financial statements and review of the Company's quarterly financial statements totaled $81,950 and $83,525, respectively.

         Audit - Related Fees. Samuel Klein and Company did not bill the Company for any professional services during fiscal 2003 and 2002 that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the heading "Audit Fees", above.

         Tax Fees. During fiscal 2003 and 2002, the aggregate fees and expenses billed for professional services rendered by Samuel Klein and Company to the Company for tax compliance, tax advice and tax planning totaled $4,114 and $5,000, respectively.

         All Other Fees. Samuel Klein and Company did not bill the Company for any professional services during fiscal 2003 and 2002 other than those reported under the heading "Audit Fees" and "Tax Fees", above.

         Our Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

Item 15.       Exhibits, Financial Statement, Schedules and Reports on Form 8-K.
--------       ----------------------------------------------------------------

               c.       Exhibits

                        14.1     Code of Ethics and Business Conduct

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of January, 2004.

                                         VALLEY FORGE SCIENTIFIC CORP.



                                     By: /s/ JERRY L. MALIS
                                         --------------------------------
                                         Jerry L. Malis, President

                          VALLEY FORGE SCIENTIFIC CORP.
                                   FORM 10-K/A
                      For the year ended September 30, 2003
                                  EXHIBIT INDEX


                  14.1     Code of Ethics and Business Conduct