Form 10-Q
period 2003-12-31
VALLEY FORGE SCIENTIFIC CORP
filed 2004-02-12
CIK 836429

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

At February 9, 2004 there were 7,913,712 shares outstanding of the Registrant's no par value Common Stock.

================================================================================

                          VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                                December 31, 2003



                                                                           Page
                                                                          Number
                                                                          ------

Part I - Financial Information

         Item 1.  Financial Statements:

         Balance Sheets - December 31, 2003 and September 30, 2003.            1

         Statements of Operations for the three months
         ended December 31, 2003 and December 31, 2002.                        2

         Statements of Cash Flows for the three months
         ended December 31, 2003 and December 31, 2002.                        3

         Notes to Financial Statements.                                        4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                         9

         Item 4.  Controls and Procedures                                     17

Part II - Other Information                                                   18


                                       (i)

                   VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEETS



                                                       December 31,   September 30,
ASSETS                                                     2003           2003
------                                                 ------------   ------------
                                                        (Unaudited)     (Audited)

Current Assets:
  Cash and cash equivalents                            $  2,426,729   $  2,305,556
  Accounts receivable, net                                  466,335        376,915
  Inventory                                                 691,516        775,183
  Prepaid items and other current assets                    283,730        268,371
  Deferred tax assets                                        52,749         51,431
                                                       ------------   ------------
      Total Current Assets                                3,921,059      3,777,456

Property, Plant and Equipment, Net                          150,842        156,697
Goodwill                                                    153,616        153,616
Intangible Assets, Net                                      246,606        256,681
Other Assets                                                 25,549         29,963
                                                       ------------   ------------

      Total Assets                                     $  4,497,672   $  4,374,413
                                                       ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                $    245,361   $    216,457
  Deferred revenue                                           22,310             --
                                                       ------------   ------------
      Total Current Liabilities                             267,671        216,457

Deferred Tax Liability                                       19,016         19,950
                                                       ------------   ------------

      Total Liabilities                                     286,687        236,407
                                                       ------------   ------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock                                                --             --
  Common stock (no par, 20,000,000 shares
    authorized, shares issued and outstanding
    at December 31, 2003 and September 30,
    30, 2003 - 7,913,712)                                 3,528,530      3,528,530
  Retained earnings                                         682,455        609,476
                                                       ------------   ------------
                                                          4,210,985      4,138,006
                                                       ------------   ------------

      Total Liabilities and Stockholders' Equity       $  4,497,672   $  4,374,413
                                                       ============   ============


--------------------

See accompanying notes to consolidated financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      For the Three Months Ended
                                                             December 31,
                                                         2003           2002
                                                     ------------   ------------

Net Sales                                            $  1,199,469   $  1,019,942

Cost of Sales                                             555,304        529,272
                                                     ------------   ------------

Gross Profit                                              644,165        490,670
                                                     ------------   ------------

Other Costs:
  Selling, general and administrative                     398,337        330,618
  Research and development                                113,895         89,338
  Amortization                                             10,075         10,075
                                                     ------------   ------------
      Total Other Costs                                   522,307        430,031
                                                     ------------   ------------

Income from Operations                                    121,858         60,639

Other Income, Net                                           5,669          8,989
                                                     ------------   ------------

Income before Income Taxes                                127,527         69,628

Provision for Income Taxes                                 54,548         29,489
                                                     ------------   ------------

Net Income                                           $     72,979   $     40,139
                                                     ============   ============

Income per Share:
  Basic income per common share                      $       0.01   $       0.01
                                                     ============   ============

  Diluted income per common share                    $       0.01   $       0.01
                                                     ============   ============

  Basic weighted average common shares
    outstanding                                         7,913,712      8,013,875

  Diluted weighted average common shares
    outstanding                                         7,965,977      8,043,858





--------------------

See accompanying notes to consolidated financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      For the Three Months Ended
                                                             December 31,
                                                         2003            2002
                                                     ------------    ------------

Cash Flows from Operating Activities:
  Net income                                         $     72,979    $     40,139
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                        17,732          15,190
      Interest accrued on loans and advances to
        employees and related parties                        (616)           (583)

  Changes in assets and liabilities:
    Increase in accounts receivable, net                  (89,420)       (170,822)
    Decrease in inventory                                  83,667          79,203
    (Increase) decrease in deferred tax assets             (1,318)         14,115
    (Increase) decrease in other assets                     4,414             691
    Increase in prepaid items and other
      current assets                                      (14,743)        (50,067)
    Increase (decrease) in accounts payable and
      accrued expenses and income taxes payable            28,904         (95,096)
    Increase in deferred revenue                           22,310              --
    Decrease in deferred tax liability                       (934)           (327)
                                                     ------------    ------------
        Net cash provided by (used in) operating
          activities                                      122,975        (167,557)
                                                     ------------    ------------

Cash Flows from Investing Activities:
  Proceeds from repayment of employee loans                                10,000
  Purchases of property, plant and equipment               (1,802)         (4,090)
                                                     ------------    ------------
        Net cash provided by (used in) investing
          activities                                       (1,802)          5,910
                                                     ------------    ------------

Cash Flows from Financing Activities:
  Repurchase of common stock                                   --         (81,631)
                                                     ------------    ------------
        Net cash used in financing activities                  --         (81,631)
                                                     ------------    ------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                        121,173        (243,278)

Cash and Cash Equivalents, beginning of period          2,305,556       2,543,898
                                                     ------------    ------------

Cash and Cash Equivalents, end of period             $  2,426,729    $  2,300,620
                                                     ============    ============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                         $         --    $         --
                                                     ============    ============
    Income taxes                                     $         --    $    190,000
                                                     ============    ============


--------------------

See accompanying notes to consolidated financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2003


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

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature, necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

The statements of operations for the three months ended December 31, 2003 and 2002 are not necessarily indicative of results for the full year.

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

Recently Issued Accounting Standards
------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, which provides guidance on the identification of and reporting for variable interest entities. In December 2003, the FASB issued a revised interpretation No. 46, which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective for the Company in the third quarter of 2004. The Company does not expect adoption of Interpretation No. 46 to have a significant impact on its future results of operations or financial condition.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2003
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company as of January 1, 2003. The Company has not elected a voluntary change in accounting to the fair value based method, and, accordingly, the adoption of SFAS No. 148 did not have a significant impact on the Company's results of operations or financial position.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with SFAS 123 and 148, only stock options granted after September 30, 1995 have been included for the Company's pro forma information as follows:


                                                    For the Three Months Ended
                                                            December 31,
                                                          2003       2002
                                                        --------   --------

         Net income, as reported                        $ 72,979   $ 40,139
         Less: Total stock based compensation
                 expense, determined under
                 fair value based method, net
                 of tax effect                                --     13,226
                                                        --------   --------

         Pro forma net income                           $ 72,979   $ 26,913
                                                        ========   ========

         Pro forma income per share:
           Basic                                        $   0.01   $   0.00
           Diluted                                      $   0.01   $   0.00

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2003
                                   (Continued)


3.   SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable, Net
------------------------

                                                   December 31,    September 30,
                                                       2003            2003
                                                   ------------    ------------

Accounts receivable                                $    472,279    $    378,786
Less: Allowances                                          5,944           1,871
                                                   ------------    ------------

                                                   $    466,335    $    376,915
                                                   ============    ============

Inventory
---------

                                                   December 31,    September 30,
                                                       2003            2003
                                                   ------------    ------------

Finished goods                                     $     51,283    $     88,401
Work-in-process                                         286,776         316,600
Materials and parts                                     432,575         433,459
Less: Allowance for slow moving
        and obsolete inventory                           79,118          63,277
                                                   ------------    ------------

                                                   $    691,516    $    775,183
                                                   ============    ============

Property, Plant and Equipment, Net
----------------------------------

                                               Useful Life   December 31,   September 30,
                                                 (Years)         2003           2003
                                              ------------   ------------   ------------

Land                                                -        $     11,953   $     11,953
Buildings and improvements                       15 - 39           94,832         94,832
Furniture and fixtures                            5 - 7            17,953         17,953
Laboratory equipment                              5 - 10          370,119        370,119
Office equipment                                    5             183,120        181,318
Leasehold improvements                            3 - 5             9,413          9,413
                                                             ------------   ------------
                                                                  687,390        685,588
Less: Accumulated depreciation
        and amortization                                          536,548        528,891
                                                             ------------   ------------

                                                             $    150,842   $    156,697
                                                             ============   ============

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2003
                                   (Continued)


3.   SUPPLEMENTAL BALANCE SHEET INFORMATION (Continued)

Goodwill and Intangible Assets
------------------------------

In accordance with SFAS 142, Goodwill has been reflected on the balance sheet separate from other intangible assets which continue to be amortized. No changes were made to the carrying amount of goodwill for the quarter ended December 31, 2003. The Company completed its transitional impairment test during the quarter ending March 31, 2002, indicating that goodwill was not impaired. An additional annual test was performed during the quarter ending March 31, 2003 and no impairment adjustment was required.

Information regarding the Company's other intangible assets is as follows:

                                     December 31, 2003                            September 30, 2003
                         ------------------------------------------   ------------------------------------------
                             Gross                                        Gross
                           Carrying      Accumulated                    Carrying      Accumulated
                            Amount      Amortization        Net          Amount      Amortization        Net
                         ------------   ------------   ------------   ------------   ------------   ------------

Patents, trademarks,
  licensing agreements   $    571,617   $    495,900   $     75,717   $    571,617   $    493,365   $     78,252

Proprietary know-how          452,354        281,465        170,889        452,354        273,925        178,429

Acquisition costs              55,969         55,969             --         55,969         55,969             --
                         ------------   ------------   ------------   ------------   ------------   ------------

                         $  1,079,940   $    833,334   $    246,606   $  1,079,940   $    823,259   $    256,681
                         ============   ============   ============   ============   ============   ============

Amortization expense of intangible assets was $10,075 for the three months ended December 31, 2003 and 2002. Annual amortization expense for intangible assets held as of December 31, 2003, is estimated to be $40,300 for 2004, $40,300 for 2005, $40,300 for 2006, $40,000 for 2007 and $39,000 for 2008.

4.   COMMITMENTS AND CONTINGENCIES

On September 19, 2002, the Company was served with a complaint that was filed in the Superior Court of the State of Arizona, County of Maricopa, entitled Jeffrey Turner and Cathryn Turner et al v. Phoenix Children's Hospital, Inc., et al, (CV 2002-010791) in which the Company was named as one of the defendants. The plaintiffs seek an unspecified amount of damages for alleged injuries sustained in a surgery that took place in June 2000. The Company's product liability insurance carrier is providing the Company's defense in this matter. This insurance coverage, which provided a policy limit of $1,000,000 per occurrence at the time of this claim, has a $10,000 deductible that applies to attorney fees and damages, which have been provided for in other costs under selling, general and administrative expense for the year ended September 30, 2002. In an answer that was filed on November 26, 2002, the Company denied any liability. The Company believes the claim is without merit and will vigorously defend itself in this action.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2003
                                   (Continued)


5.   EARNINGS PER SHARE

                                                   For the Three Months Ended
                                                          December 31,
                                                      2003           2002
                                                  ------------   ------------

         Income available to common
           shareholders                           $     72,979   $     40,139
                                                  ============   ============

         Weighted average common shares
           outstanding - basic                       7,913,712      8,013,875

         Net effect of dilutive shares issuable
           in connection with stock plans               52,265         29,983
                                                  ------------   ------------

         Weighted average common shares
           outstanding - diluted                     7,965,977      8,043,858
                                                  ============   ============

         Earnings per share:
           Basic                                  $       0.01   $       0.01
           Diluted                                $       0.01   $       0.01


Options to purchase 477,750 and 527,850 shares of common stock were outstanding at December 31, 2003 and 2002, respectively, and 425,485 and 497,867 of these shares were not included in the computation of diluted earnings per share in accordance with SFAS 128, as the potential shares are considered anti-dilutive.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------            AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of Valley Forge Scientific Corp.'s financial condition and results of operations for the three months ended December 31, 2003 and 2002. This section should be read in conjunction with the financial statements and related notes in Item 1 of this report and Valley Forge Scientific Corp.'s Annual Report on Form 10-K for the year ended September 30, 2003, which has been filed with the Securities and Exchange Commission. Unless the context requires otherwise, references to "we", "us", "our", and "Valley Forge Scientific" refer to Valley Forge Scientific Corp.

Cautionary Note Regarding Forward Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historic information, "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include, but are not limited to statements about: any competitive advantage we may have as a result of our installed base of electrosurgical generators in the neurosurgery market; our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; the future success of our products and disposable instrumentation in the neurosurgery and dental markets; and our ability, along with the third parties with whom we contract, to distribute and sell our products both in and outside of the neurosurgery market, and the continued acceptance of our products in the neurosurgery market and the acceptance of our products in the dental market and outside of the neurosurgery market. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements after the date of this report. You are advised to review the "Additional Cautionary Statements" section below for more information about risks and uncertainties that could affect the financial results of Valley Forge Scientific.

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

         Our DualWave(TM) technology is applicable to many surgical markets. Our bipolar systems are currently used to perform many types of neurosurgery, spine surgery and dental surgery. We have had worldwide exclusive distribution agreements with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc., to market our neurosurgery bipolar systems since 1983. During the first quarter of fiscal 2004, the term for our current distribution agreement with Codman & Shurtleff, Inc. was extended from December 31, 2003 to March 31, 2004 to allow the parties time to continue to discuss the terms of a new distribution agreement.

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

Results of Operations

         Results of Operations for the Three Months Ended December 31, 2003 compared to the Three Months Ended December 31, 2002.

Summary

         Sales of $1,199,469 for the three months ended December 31, 2003 were 18% greater than sales of $1,019,942 for the three months December 31, 2002. Net income for the three months ended December 31, 2003 of $72,979 was 82% greater than net income of $40,139 for the three months ended December 31, 2002.

Revenues

         Sales of $1,199,469 for the three months ended December 31, 2003 reflect an increase in sales volume of our Bident(R) Bipolar Tissue Management System. For the three months ended December 31, 2003, sales of our Bident(R) Bipolar Tissue Management System accounted for $170,049, or 14% of our sales, as compared to no sales for the three months ended December 31, 2002. Sales to Codman & Shurtleff, Inc. for the three months ended December 31, 2003 accounted for $1,025,965, or 85% of our sales, as compared to $1,012,000, or 99% of our sales.

         In the first quarter of fiscal 2004, we extended the term of our distribution agreement with Codman & Shurtleff, Inc. from December 31, 2003 to March 31, 2004 in order to provide more time to continue discussions on the terms of a new distribution agreement for both our existing products and the next generation of neurosurgical products and disposable instruments, including our new irrigation unit and related disposable tubing sets, which began production in the first quarter of fiscal 2004, and our next generation neurosurgical generator and disposable instrumentation which we anticipate having ready for introduction into the market in the first six months of calendar 2004.

         In the first quarter of fiscal 2004, we saw a greater contribution from the sales our dental products as leads we received during fiscal 2003 began to turn into sales. We are continuing training the largest dental distributors of our dental products on the uses of the Bident(R) Bipolar Tissue Management System and are providing marketing support to the distributors through print advertisements, active participation in tradeshows and informational CD-ROMs. We expect sales of our dental products in fiscal 2004 to be at greater levels than sales reported in fiscal 2003. Sales, however, may fluctuate from quarter-to-quarter based on the timing of orders we receive from distributors and direct sales.

         For the three months ended December 31, 2003, 59% of our sales of neurosurgical products related to sales of bipolar electrosurgical generators, irrigators and accessories as compared to approximately 49% of our sales for the corresponding period in fiscal 2002. Sales of disposable products, primarily cord and tubing sets, accounted for approximately 36% of our sales of neurosurgical products, in the three months ended December 31, 2003 as compared to approximately 42% of our sales for the corresponding period in fiscal 2002.

         For the three months ended December 31, 2003, approximately 89% of our sales of dental products related to sales of bipolar electrosurgical generators. Sales of disposable hand-held instruments accounted for approximately 11% of our dental product sales.

Cost of Product Sales

         Cost of sales was $555,304, or 46% of sales, for the three months ended December 31, 2003, as compared with $529,272, or 52% of sales, for the three months ended December 31, 2002. Gross margin was 54% for the three months ended December 31, 2003 as compared to 48%, for the three months ended December 31, 2002.

         The difference in gross margin as a percentage of sales is attributable to an increase in direct sales of our dental products, changes in product mix and increased sales levels. We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, and fluctuation in manufacturing production levels and overhead costs as new products are introduced. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

Operating Expenses

         Selling, general and administrative expenses increased to $398,337, or 33% of sales, for the three months ended December 31, 2003, from $330,618, or 32% of sales, for the three months ended December 31, 2002. Selling, general and administrative expenses reflect increased selling and marketing expenses that we incurred in connection with implementing our sales and marketing efforts for the direct marketing of our Bident(R) Bipolar Tissue Management System to dental product distributors.

         Research and development expenses for the three months ended December 31, 2003 were $113,895, or 10% of sales, as compared to $89,338, or 9% of sales, for the three months ended December 31, 2002. We continue to invest in research and development to expand our technological base for use in both existing and additional clinical areas. The increase was primarily related to the development of our next generation neurosurgical generator and instrumentation. We also devoted resources to the final stages of development of a product outside of the neurosurgery and dental markets pursuant to a development agreement we entered into with Stryker Corporation in September 2002. In the first quarter of fiscal 2004, we extended the term of that development agreement until February 28, 2004.

Other Income/Expense, net

         Other income and expense, net, decreased slightly to $5,669 for the three months ended December 31, 2003 as compared to $8,989 for the three months ended December 31, 2002. At December 31, 2003, we had $2,426,726 in cash and cash equivalents as compared to $2,300,620 at December 31, 2002.

Income Tax Provision

         The provision for income taxes was $54,548 for the three months ended December 31, 2003 as compared to a provision of $29,489 for the three months ended December 31, 2002.

Net Income

         As a result of the foregoing, for the three months ended December 31, 2003 our net income was $72,979, or an 82% increase from net income of $40,139 for the three months ended December 31, 2002. Basic and diluted income per share was $.01 for both the three months ended December 31, 2003 and the three months ended December 31, 2002. Due to our operating history and numerous other factors, we cannot be sure that we can sustain profitability or achieve revenue growth.

Liquidity and Capital Resources

         At December 31, 2003, we had $3,653,388 in working capital compared to $3,560,999 at September 30, 2003. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances, as well as our borrowing ability. The cash equivalents are highly liquid with original maturities of ninety days or less.

           Cash provided by operating activities was $122,975 for the three months ended December 31, 2003, as compared to cash used by operating activities of $167,557 for the three months ended December 31, 2002. The cash provided by operating activities for the three months ended December 31, 2003 was mainly attributable to our operating profit net of adjustments for non-cash items of

$72,979, a decrease in inventory of $83,667, an increase in accounts payable, accrued expenses and income taxes payable of $28,904, and an increase in deferred revenue of $22,310. This was partially offset by an increase in accounts receivable of $89,420.

         During the three months ended December 31, 2003, inventories decreased by $83,667 to a total of $691,516 at December 31, 2003 compared to $775,183 at September 30, 2003. At December 31, 2002, inventories were $803,629. The decrease was primarily due to improved inventory management. Inventories were kept at these levels primarily to support anticipated future sales activities.

         In the first quarter of fiscal 2004, accounts receivable net of allowances increased by $89,420 to a total of $466,335 at December 31, 2003 as compared to $376,915 at September 30, 2003. At December 31, 2002, our accounts receivable net of allowances was $508,761. The increase in accounts receivable in the first quarter of 2004 was primarily due to timing of sales and an increase in sales of our dental products during the quarter.

         During the three months ended December 31, 2003, we purchased property, plant and equipment of $1,802. Net property and equipment increased to $150,842 at December 31, 2003 as compared to $135,106 at December 31, 2002.

         At December 31, 2003, we had cash and cash equivalents of $2,426,729. We plan to finance our operating and capital needs principally with cash flows from operations and existing balances of cash and cash equivalents, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the success in commercializing our existing products, development and commercialization of products in other clinical markets, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

         We have a line of credit of $1,000,000 with Wachovia Bank, N.A., which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,000,000. Our tangible net worth at December 31, 2003 was $3,810,763. There was no outstanding balance on this line as of December 31, 2003.

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

We are Dependent Upon Sales of Our Neurosurgery System - Substantially All of
-----------------------------------------------------------------------------
Our Business Comes From One Customer
------------------------------------

         Codman & Shurtleff, Inc., which sells our products in the neurosurgery market, accounted for 85% of our sales in the first quarter of fiscal 2004, and 95% and 90% of our sales in fiscal 2003 and 2002, respectively. Any cancellation, deferral or significant reduction in sales in the neurosurgery market could seriously harm our business, financial condition and results of operations. The term or our current distribution agreement with Codman & Shurtleff, Inc. was recently extended from December 31, 2003 to March 31, 2004 to allow the parties time to continue to discuss the terms of a new distribution agreement. Increased sales in the neurosurgery market are dependent on the acceptance of our new neurosurgical generator and disposable hand-held instruments in the marketplace.

Commercial Success of our Non-Neurosurgical Products is Uncertain
-----------------------------------------------------------------

         Our growth depends on the acceptance of our products in the marketplace, the market penetration achieved by the companies that we utilize, sell to, and rely on, to sell and distribute our products, and our ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products we introduce, or have introduced, will be widely accepted, or continue to be accepted, in the marketplace, or that we or the companies, which we may contract with to distribute or sell our products, achieve market penetration. While we have developed several applications for our DualWave(TM) technology outside of neurosurgery and we believe that the products based on our technology offer advantages over other products, we cannot assure you that these advantages will be realized, or if realized, that these products will result in any meaningful benefits to physicians or patients.

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

The Market Price of Our Stock May be Highly Volatile
----------------------------------------------------

         During the fiscal year ended September 30, 2003 and the first quarter of fiscal 2004, our common stock has traded in a range of $1.05 and $2.40 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

Item 4.  CONTROLS AND PROCEDURES
------

         We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-15(c)) that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

         As of the end of the quarter ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of Valley Forge Scientific's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------

         (a)      Exhibits

                  The following is a list of the Exhibits filed as part of this quarterly report on Form 10Q.

                  Exhibit Number       Exhibit Name
                  --------------       ------------

                  31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Current Reports on Form 8-K

                  On December 8, 2003, Valley Forge Scientific Corp. filed a report on Form 8-K regarding a press release concerning fourth quarter and year end operating results for fiscal 2003.

                          VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       VALLEY FORGE SCIENTIFIC CORP.



Date: February 11, 2004                By: /s/ JERRY L. MALIS
                                           -------------------------------------
                                           Jerry L. Malis, President and
                                           Chief Executive Officer
                                           (principal financial officer)

                          VALLEY FORGE SCIENTIFIC CORP.
                    For Fiscal Period Ended December 31, 2003
                                    FORM 10-Q
                                  EXHIBIT INDEX


                  Exhibit 31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002