Form 10-Q
period 2004-03-31
VALLEY FORGE SCIENTIFIC CORP
filed 2004-05-14
CIK 836429

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

                                 Yes [ ] No [X]

At May 7, 2004 there were 7,913,712 shares outstanding of the Registrant's no par value Common Stock.

================================================================================

                          VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                                 March 31, 2004



                                                                          Page
                                                                          Number
                                                                          ------

Part I - Financial Information

         Item 1.  Financial Statements:

         Balance Sheets - March 31, 2004 and September 30, 2003              1

         Statements of Operations for the three and six months
         ended March 31, 2004 and March  31, 2003                            2

         Statements of Cash Flows for the six months
         ended March 31, 2004 and  March 31, 2003                            3

         Notes to Financial Statements                                       4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                      10

         Item 4.  Controls and Procedures                                   20

Part II - Other Information                                                 21

                                       (i)

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,    September 30,
ASSETS                                                     2004           2003
------                                                 ------------   ------------
                                                       (Unaudited)      (Audited)
Current Assets:
  Cash and cash equivalents                            $  2,281,018   $  2,305,556
  Accounts receivable, net                                  648,976        376,915
  Inventory                                                 765,686        775,183
  Prepaid items and other current assets                    210,140        268,371
  Deferred tax assets                                        64,626         51,431
                                                       ------------   ------------
          Total Current Assets                            3,970,446      3,777,456

Property, Plant and Equipment, Net                          151,494        156,697
Goodwill                                                    153,616        153,616
Intangible Assets, Net                                      236,532        256,681
Other Assets                                                 21,135         29,963
                                                       ------------   ------------

          Total Assets                                 $  4,533,223   $  4,374,413
                                                       ============   ============



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                $    279,813   $    216,457
  Deferred revenue                                           17,250             --
                                                       ------------   ------------
          Total Current Liabilities                         297,063        216,457

Deferred Tax Liability                                       17,596         19,950
                                                       ------------   ------------

          Total Liabilities                                 314,659        236,407
                                                       ------------   ------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock                                                --             --
  Common stock (no par, 20,000,000 shares
    authorized, shares issued and outstanding
    at March 31, 2004 and at September 30,
    2003 - 7,913,712)                                     3,528,530      3,528,530
  Retained earnings                                         690,034        609,476
                                                       ------------   ------------
                                                          4,218,564      4,138,006
                                                       ------------   ------------

          Total Liabilities and Stockholders' Equity   $  4,533,223   $  4,374,413
                                                       ============   ============

--------------------

See accompanying notes.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         For the Three Months Ended    For the Six Months Ended
                                                 March 31,                     March 31,
                                        ---------------------------   ---------------------------
                                            2004           2003           2004           2003
                                        ------------   ------------   ------------   ------------
Net Sales                               $  1,132,771   $  1,289,136   $  2,332,240   $  2,309,078

Cost of Sales                                511,864        623,403      1,067,168      1,156,990
                                        ------------   ------------   ------------   ------------

Gross Profit                                 620,907        665,733      1,265,072      1,152,088
                                        ------------   ------------   ------------   ------------

Other Costs:
  Selling, general and administrative        470,208        489,747        868,545        816,050
  Research and development                   127,013        120,169        240,908        209,507
  Amortization                                10,074         10,075         20,149         20,150
                                        ------------   ------------   ------------   ------------
          Total Other Costs                  607,295        619,991      1,129,602      1,045,707
                                        ------------   ------------   ------------   ------------

Income from Operations                        13,612         45,742        135,470        106,381

Other Income (Expense), Net                    5,369          6,823         11,038         15,812
                                        ------------   ------------   ------------   ------------

Income before Income Taxes                    18,981         52,565        146,508        122,193

Provision for Income Taxes                    11,402         22,972         65,950         52,461
                                        ------------   ------------   ------------   ------------

Net Income                              $      7,579   $     29,593   $     80,558   $     69,732
                                        ============   ============   ============   ============


Earnings per Share:
  Basic earnings per common share       $       0.00   $       0.00   $       0.01   $       0.01
                                        ============   ============   ============   ============
  Diluted earnings per common share     $       0.00   $       0.00   $       0.01   $       0.01
                                        ============   ============   ============   ============

  Basic common shares outstanding          7,913,712      7,976,926      7,913,712      7,995,604

  Diluted common shares outstanding        7,977,448      7,992,841      7,971,722      8,018,553

--------------------

See accompanying notes.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For the Six Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        2004            2003
                                                                    ------------    ------------
Cash Flows from Operating Activities:
  Net income                                                        $     80,558    $     69,732
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                       35,194          30,845
      Interest accrued on loans and advances to
        employees                                                         (1,167)           (576)

  Changes in assets and liabilities, net of effect from:
    Increase in accounts receivable                                     (272,061)       (287,599)
    Decrease in inventory                                                  9,497          82,060
    Decrease (increase) in deferred tax assets                           (13,195)          2,591
    (Increase) decrease in prepaid items and other current assets         54,398         (90,002)
    (Increase) decrease in other assets                                    8,828         (34,619)
    Increase (decrease) in accounts payable and accrued
      expenses and income taxes payable                                   63,356         (42,225)
    Increase in deferred revenue                                          17,250              --
    Increase (decrease) in deferred tax liability                         (2,354)          1,219
                                                                    ------------    ------------
        Net cash used in operating activities                            (19,696)       (268,574)
                                                                    ------------    ------------

Cash Flows from Investing Activities:
  Purchase of property, plant and equipment                               (9,842)        (13,161)
  Proceeds from repayment of employee loans and advances                   5,000          10,000
                                                                    ------------    ------------
        Net cash used in investing activities                             (4,842)         (3,161)
                                                                    ------------    ------------

Cash Flows from Financing Activities:
  Repurchase of common stock                                                  --        (119,757)
                                                                    ------------    ------------
        Net cash used in financing activities                                 --        (119,757)
                                                                    ------------    ------------

Net Decrease in Cash and Cash
  Equivalents                                                            (24,538)       (391,492)

Cash and Cash Equivalents, beginning of period                         2,305,556       2,543,898
                                                                    ------------    ------------

Cash and Cash Equivalents, end of period                            $  2,281,018    $  2,152,406
                                                                    ============    ============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                        $         --    $         --
                                                                    ============    ============
    Income taxes                                                    $      2,000    $    217,000
                                                                    ============    ============

--------------------

See accompanying notes.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2004


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

The statements of operations for the three months and six months ended March 31, 2004 and 2003 are not necessarily indicative of results for the full year.

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

Recently Issued Accounting Standards
------------------------------------

In December, 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, " which provides guidance on the identification of and reporting for variable interest entities, including expanded criteria from the original pronouncement, which was issued in January 2003, for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company in the third quarter of 2004. The Company does not expect adoption of Interpretation No. 46 to have a significant impact on its future results of operations or financial condition.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2004
                                   (Continued)


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with SFAS 123 and 148, only stock options granted after September 30, 1995 have been included for the Company's pro forma information as follows:

                                      For the Three Months Ended      For the Six Months Ended
                                               March 31,                      March 31,
                                     ----------------------------   ---------------------------
                                         2004            2003           2004           2003
                                     ------------    ------------   ------------   ------------
Net income, as reported              $      7,579    $     29,593   $     80,558   $     69,732

Less: Total compensation
      expense determined
      under fair value based
      method, net of tax effect            45,142          21,900         45,142         35,126
                                     ------------    ------------   ------------   ------------

Pro Forma Net Income (Loss)          $    (37,563)   $      7,693   $     35,416   $     34,606
                                     ============    ============   ============   ============

Pro Forma Income (Loss) per Share:
  Basic                              $       0.00    $       0.00   $       0.00   $       0.00
  Diluted                            $       0.00    $       0.00   $       0.00   $       0.00

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2004
                                   (Continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------

The Company sells its products to U.S. based national and international distributors and dealers which include an affiliate, Codman and Shurtleff, Inc. ("Codman"), of a major medical company. A significant part of the Company's sales are made pursuant to a distribution agreement with Codman, the Company's largest customer, which provides for exclusive distribution rights of specified products in a defined medical field, within various territories, during the term of this agreement. This distribution agreement includes a minimum purchase obligation which is adjusted annually during the term of the agreement. It also includes a price list for the specified products, which is fixed for a period of time, after which these prices are subject to adjustment by the Company due to changes in manufacturing cost or technological improvements to the products. In November, 2003 this agreement was extended for three months to March 31, 2004, with a minimum purchase obligation during this period of $1,000,000. In March, 2004 the agreement was further extended for three months through June 30, 2004, with a minimum purchase obligation during that period of $1,000,000. All other terms of the distribution agreement remain in full force and effect. Product revenue is recognized when the product has been shipped which is when title and risk of loss has been transferred to the customer.

During the three months ended March 31, 2004, Codman elected to pay the Company $57,920, pursuant to the distribution agreement in lieu of purchasing approximately $116,000 of product which would have been required to meet the minimum purchase obligation under the agreement, as extended, for the period. The Company received the payment on April 16, 2004. The amount received is reflected in sales for the three and six months ended March 31, 2004. Had this amount not been recorded, sales would have been $1,074,851 and $2,274,320, for the three and six months ended March 31, 2004, respectively, and gross profit would have been $562,987 (52% of sales) and $1,207,152 (53% of sales) for the three and six months ended March 31, 2004, respectively.


3. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable, Net
------------------------

                                                    March 31,     September 30,
                                                      2004            2003
                                                  ------------    ------------

Accounts receivable                               $    663,607    $    378,786
Less:  Allowances                                       14,631           1,871
                                                  ------------    ------------

                                                  $    648,976    $    376,915
                                                  ============    ============

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2004
                                   (Continued)


3. SUPPLEMENTAL BALANCE SHEET INFORMATION (Continued)

Inventory
---------

                                                     March 31,    September 30,
                                                       2004           2003
                                                   ------------   ------------

Finished goods                                     $     42,115   $     88,401
Work-in-process                                         278,080        316,600
Materials and parts                                     540,434        433,459
                                                   ------------   ------------
                                                        860,629        838,460
Less:  Allowance for slow moving
            and obsolete inventory                       94,943         63,277
                                                   ------------   ------------

                                                   $    765,686   $    775,183
                                                   ============   ============

Property, Plant and Equipment, Net
----------------------------------

                                 Useful Life      March 31,    September 30,
                                   (Years)          2004           2003
                                 ------------   ------------   ------------

Land                                    -       $     11,953   $     11,953
Buildings and improvements           15 - 39          94,832         94,832
Furniture and fixtures                5 - 7           17,953         17,953
Laboratory equipment                  5 - 10         378,159        370,119
Office equipment                        5            183,120        181,318
Leasehold improvements                3 - 5            9,413          9,413
                                                ------------   ------------
                                                     695,430        685,588
Less:  Accumulated depreciation
       and amortization                              543,936        528,891
                                                ------------   ------------

                                                $    151,494   $    156,697
                                                ============   ============


Goodwill and Intangible Assets
------------------------------

In accordance with SFAS 142, Goodwill has been reflected on the balance sheet separate from other intangible assets which continue to be amortized. The Company completed its annual impairment test during the current quarter, and no impairment was identified. The Company completed its transitional impairment test during the quarter ending March 31, 2002, indicating that goodwill was not impaired. An additional annual test was performed during the second quarter ending March 31, 2003 and no impairment adjustment was required.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2004
                                   (Continued)


3. SUPPLEMENTAL BALANCE SHEET INFORMATION (Continued)

Goodwill and Intangible Assets (Continued)
------------------------------

Information regarding the Company's other intangible assets is as follows:

                                       As of March 31, 2004                       As of September 30, 2003
                            ------------------------------------------   ------------------------------------------
                               Gross                                        Gross
                              Carrying     Accumulated                     Carrying     Accumulated
                               Amount      Amortization       Net           Amount      Amortization       Net
                            ------------   ------------   ------------   ------------   ------------   ------------
   Patents, trademarks,
     licensing agreements   $    571,617   $    498,437   $     73,180   $    571,617   $    493,365   $     78,252

   Proprietary know-how          452,354        289,002        163,352        452,354        273,925        178,429

   Acquisition costs              55,969         55,969             --         55,969         55,969             --
                            ------------   ------------   ------------   ------------   ------------   ------------

                            $  1,079,940   $    843,408   $    236,532   $  1,079,940   $    823,259   $    256,681
                            ============   ============   ============   ============   ============   ============

Amortization expense of intangible assets was $10,075 for the three months ended March 31, 2004 and 2003, respectively, and $20,149 for the six months ended March 31, 2004 and 2003, respectively.

Annual amortization expense for intangible assets held as of March 31, 2004 is estimated to be $40,300 for 2005, $40,300 for 2006, $40,300 for 2007, $39,900
for 2008 and $38,300 for 2009.


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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2004
                                   (Continued)


5. EARNINGS PER SHARE

                                  For the Three Months Ended     For the Six Months Ended
                                           March 31,                     March 31,
                                 ---------------------------   ---------------------------
                                     2004           2003           2004           2003
                                 ------------   ------------   ------------   ------------
Income available to common
  shareholders                   $      7,579   $     29,593   $     80,558   $     69,732
                                 ============   ============   ============   ============

Weighted average common
  shares outstanding - basic        7,913,712      7,976,926      7,913,712      7,995,604

Net effect of dilutive shares
  issuable in connection with
  stock plans                          63,736         15,915         58,010         22,949
                                 ------------   ------------   ------------   ------------

Weighted average common shares
  outstanding - diluted             7,977,448      7,992,841      7,971,722      8,018,553
                                 ============   ============   ============   ============

Earnings per share:
  Basic                          $       0.00   $       0.00   $       0.01   $       0.01
  Diluted                        $       0.00   $       0.00   $       0.01   $       0.01

Options to purchase 507,250 and 501,850 shares of common stock were outstanding on March 31, 2004 and 2003, respectively, and 443,514 and 484,901 of these shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003, and 449,240 and 485,935 of these shares were not included in the computation of diluted earnings per share for the six months ended March 31, 2004 and 2003, respectively, in accordance with SFAS 128, as these potential shares are considered antidultive.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------           AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of Valley Forge Scientific Corp.'s financial condition and results of operations for the three and six months ended March 31, 2004 and 2003. This section should be read in conjunction with the financial statements and related notes in Item 1 of this report and Valley Forge Scientific Corp.'s Annual Report on Form 10-K for the year ended September 30, 2003, which has been filed with the Securities and Exchange Commission. Unless the context requires otherwise, references to "we", "us", "our", and "Valley Forge Scientific" refer to Valley Forge Scientific Corp.

Cautionary Note Regarding Forward Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historic information, "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include, but are not limited to statements about: any competitive advantage we may have as a result of our installed base of electrosurgical generators in the neurosurgery market; our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; the future success of our products and disposable instrumentation in the markets we serve; our ability, along with the third parties with whom we contract, to distribute and sell our products; and the continued acceptance of our products in the neurosurgery market and the acceptance of our products outside of the neurosurgery market. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements after the date of this report. You are advised to review the "Additional Cautionary Statements" section below for more information about risks and uncertainties that could affect the financial results of Valley Forge Scientific.

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

         Our DualWave(TM) technology is applicable to many surgical markets. Our bipolar systems are currently used to perform many types of neurosurgery, spine surgery and dental surgery. We have had worldwide exclusive distribution agreements with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc., to market our neurosurgery bipolar systems since 1983. During the first quarter of fiscal 2004, the term for our distribution agreement with Codman & Shurtleff, Inc. was extended from December 31, 2003 to March 31, 2004 to allow the parties time to continue to discuss the terms of a new distribution agreement. During the second quarter of fiscal 2004 that distribution agreement was further extended to June 30, 2004.

         Historically, we have derived a significant portion of our sales from our neurosurgery bipolar system. Sales revenue from our Bident(R) Bipolar Tissue Management System for dental applications commenced in the 2000 fiscal year. Our current strategy is to increase sales of our Bident(R) Bipolar Tissue Management System by selling it directly to an expanded base of national dental product dealers, expand the offerings of products in the field of neurosurgery and broaden the market for our products in other clinical and surgical markets that have a need for our products. Our strategy also includes using our DualWave(TM) technology and sales of our bipolar generators to drive sales of complementary disposable hand-held instruments and products.

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

Results of Operations

         Results of Operations for the Three and Six Months Ended March 31, 2004 compared to the Three and Six Months Ended March 31, 2003.

Summary

         Sales of $1,132,771 for the three months ended March 31, 2004 were 12% less than sales of $1,289,136 for the three months ended March 31, 2003, and sales of $2,332,240 for the six months ended March 31, 2004 were slightly greater than sales of $2,309,078 for the six months ended March 31, 2003. Net income for the three months ended March 31, 2004 was $7,579 and net income for the six months ended March 31, 2004 was $80,558, as compared to net income of $29,593 and $69,732, respectively, for the comparable periods in fiscal 2003.

Revenues

         Sales of $1,132,771 for the three months, and sales of $2,332,240 for the six months, ended March 31, 2004 reflect an increase in sales volume of our Bident(R) Bipolar Tissue Management System and a decrease in sales volume of our neurosurgical products as compared to the comparable periods in fiscal 2003. For the three months ended March 31, 2004, sales of our Bident(R) Bipolar Tissue Management System accounted for $118,817, or 11% of our sales, as compared to sales of $86,708, or 7% of our sales, for the three months ended March 31, 2003. For the first six months of fiscal 2004, sales of our Bident(R) Bipolar Tissue Management System accounted for $288,866, or 12% of our sales, as compared to $86,708, or 4% of our sales for the comparable period in fiscal 2003.

         Sales to Codman & Shurtleff, Inc. for the three months ended March 31, 2004 accounted for $975,012, or 86% of our sales, as compared to $1,180,525, or 92% of our sales, for the three months ended March 31, 2003. For the first six months of fiscal 2004, sales to Codman & Shurtleff, Inc. were $2,000,977, or 86% of our sales, as compared to sales of $2,192,525, or 95% of our sales for the first six months of fiscal 2003. Included in the sales to Codman & Shurtleff, Inc. is a payment of $57,920 that Codman & Shurtleff, Inc. made pursuant to a distribution agreement, in lieu of making purchases of product of approximately $116,000, to satisfy its minimum purchase obligations under the first three month extension of our existing distribution agreement with Codman & Shurtleff, Inc. The reduction in the sales to Codman & Shurtleff, Inc. was due to normal quarterly fluctuations in sales.

         In the second quarter of fiscal 2004, we entered into a second extension of our distribution agreement with Codman & Shurtleff, Inc., in which we extended the distribution agreement until June 30, 2004 in order to provide more time to continue discussions on the terms of a new distribution agreement. The second extension requires Codman & Shurtleff, Inc. to make minimum purchases of $1,000,000 for the three months ended June 30, 2004 in accordance with the terms of the distribution agreement.

         In the second quarter of fiscal 2004, we saw a greater contribution from the sales of our dental products as compared to sales in the second quarter of fiscal 2003, and for the first six months of fiscal 2004, sales of our dental products have already exceeded sales of dental products for the entire fiscal 2003. We anticipate that sales levels will fluctuate from quarter-to-quarter based on the timing of orders we receive from distributors and direct sales. In this regard, our sales of dental products for the second quarter of fiscal 2004 of $118,817 were less than sales of dental product for the first quarter of fiscal 2004 of $170,049. We anticipate that the sales of disposable products will increase as our installed base of generators increases and as the generators that have been sold are in the market longer.

         The table below sets forth the sales of our disposable products and the sales of our generators, irrigator and accessory products for the three and six months ended March 31, 2004 as compared to three and six months ended March 31, 2003. Sales of "Other" generator products in the table are sales to Stryker Corporation pursuant to an existing development agreement.

                                                             Sales of Products
                                                             -----------------

                                                   For the Three             For the Six
                                                   -------------             -----------
                                                   Months Ended              Months Ended
                                                   ------------              ------------

         -------------------------------------------------------------------------------------
                                              March 31,    March 31,    March 31,    March 31,
                                                2004         2003         2004         2003
         -------------------------------------------------------------------------------------
         Generators, Irrigators
         and Accessory Products
         ----------------------
         -------------------------------------------------------------------------------------
         Neurosurgery                        $  441,235   $  577,030   $1,048,626   $1,076,800
         -------------------------------------------------------------------------------------
         Dental                                 104,590       80,420      256,630       80,420
         -------------------------------------------------------------------------------------
         Other                                   15,000                    15,000
                                             ----------   ----------   ----------   ----------
         -------------------------------------------------------------------------------------
                                   Total:    $  560,825   $  657,450   $1,320,256   $1,157,220
         -------------------------------------------------------------------------------------
         Disposable Products
         -------------------
         -------------------------------------------------------------------------------------
         Neurosurgery                        $  433,139   $  560,930   $  804,724   $  989,305
         -------------------------------------------------------------------------------------
         Dental                                  14,227        6,288       32,237        6,288
                                             ----------   ----------   ----------   ----------
         -------------------------------------------------------------------------------------
                                   Total:    $  447,366   $  567,218   $  836,961   $  995,593
         -------------------------------------------------------------------------------------

Cost of Product Sales

         Cost of sales was $511,864, or 45% of sales, for the three months ended March 31, 2004, and $1,067,168 or 46% of sales, for the six months ended March 31, 2004 as compared with $623,403, or 48% of sales, for the three months, and $1,156,990, or 50% of sales, for the six months, ended March 31, 2003. Gross margin was 55% and 54% for the three and six months ended March 31, 2004 as compared to 52% and 50%, respectively, for the three and six months ended March 31, 2003.

         The difference in gross margin as a percentage of sales is attributable to the $57,920 payment by Codman & Shurtleff, Inc. in the second quarter of fiscal 2004, an increase in sales of our dental products and changes in product mix. We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, and fluctuation in manufacturing production levels and overhead costs as new products are introduced. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

Operating Expenses

         Selling, general and administrative expenses were $470,208, or 42% of sales, for the three months, and $868,545, or 37% of sales, for the six months ended March 31, 2004, as compared to $489,747, or 38% of sales, for the three months, and $816,050, or 35% of sales, for the six months, ended March 31, 2003. Selling, general and administrative expenses reflect increased selling and marketing expenses that we incurred in connection with implementing our sales and marketing efforts for the direct marketing of our Bident(R) Bipolar Tissue Management System to dental product distributors.

         Research and development expenses for the three months ended March 31, 2004 were $127,013, or 11% of sales, and $240,908, or 10% of sales, for the six months ended March 31, 2004. For the three and six months ended March 31, 2003, research and development expenses were $120,169, or 9% of sales, and $209,507, or 9% of sales, respectively. The increase in research and development expenses were related to the development of our next generation neurosurgical generator and instrumentation and other products.

         We recently received 510(k) approval from the Food and Drug Administration to market a new product which we have been developing for Stryker Corporation pursuant to a development agreement. We are discussing the distribution of that product with Stryker Corporation.

Other Income/Expense, net

         Other income and expense, net, decreased slightly to $5,369 for the three months ended March 31, 2004 as compared to $6,823 for the three months ended March 31, 2003. At March 31, 2004, we had $2,281,018 in cash and cash equivalents as compared to $2,152,406 at March 31, 2003.

Income Tax Provision

         The provision for income taxes was $11,402 and $65,950, respectively, for the three and six months ended March 31, 2004 as compared to a provision of $22,972 and $52,461, respectively, for the three and six months ended March 31, 2003.

Net Income

         As a result of the foregoing, our net income for the three months ended March 31, 2004 was $7,579, as compared to net income of $29,593 for the three months ended March 31, 2003 and our net income for the six months ended March 31, 2004 was $80,558 as compared to net income of $69,732 for the six months ended March 31, 2003. Basic and diluted income per share was $.00 for both the three months ended March 31, 2004 and March 31, 2003 and was $.01 for both the six months ended March 31, 2004 and March 31, 2003. Due to our operating history and numerous other factors, we cannot be sure that we can sustain profitability or achieve revenue growth.

Liquidity and Capital Resources

         At March 31, 2004, we had $3,673,383 in working capital compared to $3,560,999 at September 30, 2003. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances, as well as our borrowing ability. The cash equivalents are highly liquid with original maturities of ninety days or less.

         Cash used for operating activities was $19,696 for the six months ended March 31, 2004, as compared to cash used for operating activities of $268,574 for the six months ended March 31, 2003. The cash used for operating activities for the six months ended March 31, 2004 was mainly attributable to an increase in accounts receivable of $272,061 offset by our operating profit net of adjustments for non-cash items of $114,585, a $63,356 increase in accounts payable and accrued expenses and income taxes payable, a $54,398 decrease in prepaid items and other current assets and a $17,250 increase in deferred revenue.

         During the first six months ended March 31, 2004, inventories decreased by $9,497 to a total of $765,686 at March 31, 2004 compared to $775,183 at September 30, 2003. At March 31, 2003, inventories were $800,772. The decrease was primarily due to improved inventory management. Inventories were kept at these levels primarily to support anticipated future sales activities. Inventory levels for the first six months of fiscal 2004 were at 131 days of sales as compared to 126 days of sales for the first six months of fiscal 2003.

         In the first six months of fiscal 2004, accounts receivable net of allowances increased by $272,061 to a total of $648,976 at March 31, 2004 as compared to $376,915 at September 30, 2003. At March 31, 2003, our accounts receivable net of allowances was $625,538. The increase in accounts receivable in the first six months of 2004 was primarily due to timing of sales and an increase in sales of our dental products. Accounts receivable for the first six months of fiscal 2004 were at 51 days of sales as compared to 49 days of sales for the first six months of fiscal 2003.

         During the six months ended March 31, 2004, we purchased property, plant and equipment of $9,842. Net property and equipment increased to $151,494 at March 31, 2004 as compared to $138,597 at March 31, 2003.

         At March 31, 2004, we had cash and cash equivalents of $2,281,018. We plan to finance our operating and capital needs principally with cash flows from operations and existing balances of cash and cash equivalents, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the success in commercializing our existing products, development and commercialization of products in other clinical markets, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

         We have a line of credit of $1,000,000 with Wachovia Bank, N.A., which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,000,000. Our tangible net worth at March 31, 2004 was $3,828,416. There was no outstanding balance on this line as of March 31, 2004.

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

We are Dependent Upon Sales of Our Neurosurgery System - Substantially All of Our Business Comes From One Customer
-----------------------------------------------------------------------------

         Codman & Shurtleff, Inc., which sells our products in the neurosurgery market, accounted for 86% of our sales in the first six months of fiscal 2004, and 95% and 90% of our sales in fiscal 2003 and 2002, respectively. Any cancellation, deferral or significant reduction in sales in the neurosurgery market could seriously harm our business, financial condition and results of operations. The term or our current distribution agreement with Codman & Shurtleff, Inc. was recently extended from December 31, 2003 to March 31, 2004 and then from March 31, 2004 to June 30, 2004 to allow the parties time to continue to discuss the terms of a new distribution agreement. Increased sales in the neurosurgery market are dependent on the acceptance and use of our new neurosurgical generator and disposable hand-held instruments in the marketplace.

Commercial Success of our Non-Neurosurgical Products is Uncertain
-----------------------------------------------------------------

         Our growth depends on the acceptance and use of our products in the marketplace, the market penetration achieved by the companies that we utilize, sell to, and rely on, to sell and distribute our products, and our ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products we introduce, or have introduced, will be widely accepted, or continue to be accepted, in the marketplace, or that we or the companies, which we may contract with to distribute or sell our products, achieve market penetration. While we have developed several applications for our DualWave(TM) technology outside of neurosurgery and we believe that the products based on our technology offer advantages over other products, we cannot assure you that these advantages will be realized in the form of increased sales or profits.

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

Our Products are Extensively Regulated Which Could Delay Product Introduction or Halt Sales
--------------------------------------------------------------------------------

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

We are Dependent on Key Suppliers
---------------------------------

         For some of the components we use in our products we rely upon single source suppliers or a single contract manufacturer. For example, we currently subcontract the manufacturing of our disposable cord and tubing sets with a single manufacturer. While we believe there are alternative sources available, we would be required to qualify and validate a new supplier(s) or contractor(s), which could lead to a disruption in our operations and ability to supply product for a period of time.

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

The Market Price of Our Stock May be Highly Volatile
----------------------------------------------------

         During the fiscal year ended September 30, 2003 and the first six months of fiscal 2004, our common stock has traded in a range of $1.05 and $2.16 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

         o        Our ability to successfully commercialize our products;
         o The execution of new agreements and material changes in our relationships with companies with whom we contract;
         o        Quarterly fluctuations in results of operations;
         o Announcements regarding technological innovations or new commercial products by us or our competitiors or the results of regulatory approval filings;
         o Market reaction to trends in sales, marketing and research and development and reaction to acquisitions;
         o        Sales of common stock by existing stockholders; and
         o        Economic and political conditions.

Item 4.  CONTROLS AND PROCEDURES
-------

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

         As of the end of the quarter ended March 31, 2004, we carried out an evaluation, under the supervision and with the participation of Valley Forge Scientific's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

         At the Annual Meeting of Stockholders held on March 10, 2004, the following directors were elected for a one year term until their successors are duly elected and qualified:

                                     Number of Share Votes:
                                     ----------------------

                                    FOR              WITHHELD
                                    ---              --------

         Jerry L. Malis:            6,478,354        136,850
         Leonard I. Malis:          6,585,159         30,045
         Bruce A. Murray:           6,585,159         30,045
         Louis Uchitel:             6,585,159         30,045
         Robert H. Dick:            6,585,159         30,045

Item 5.  OTHER INFORMATION
-------

We want to remind stockholders that a stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), for inclusion in our proxy statement and form of proxy for the 2005 Annual Meeting of Stockholders must be received by us by September 30, 2004. Such a proposal must also comply with the requirements as to form and substance established by the Securities and Exchange Commission for such proposals. In addition, a stockholder desiring to present a proposal, otherwise than pursuant to Rule 14a-8, at the 2005 Annual Meeting must deliver written notice of the proposal to us on or prior to December 14, 2004, or the persons named in proxies solicited by the Board of Directors in connection with the Annual Meeting will have discretionary authority to vote on the proposal.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------

         (a)      Exhibits
                  The following is a list of the Exhibits filed as part of this quarterly report on Form 10Q.

                  Exhibit Number            Exhibit Name
                  --------------            ------------

                  10.1 Second Extension of Distribution Agreement with Codman & Shurtleff, Inc., dated March 3, 2004

                  31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Current Reports on Form 8-K
                  On February 11, 2004, Valley Forge Scientific Corp. filed a report on Form 8-K regarding a press release concerning first quarter and operating results for fiscal 2004.

                  On March 10, 2004, Valley Forge Scientific Corp. filed a report on Form 8-K regarding a press release concerning the annual meeting of stockholders.

                          VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              VALLEY FORGE SCIENTIFIC CORP.


Date:    May 13, 2004                     By: /s/ JERRY L. MALIS
                                              ----------------------------------
                                              Jerry L. Malis, President and
                                              Chief Executive Officer
                                              (principal financial officer)

                          VALLEY FORGE SCIENTIFIC CORP.
                     For Fiscal Period Ended March 31, 2004
                                    FORM 10-Q
                                  EXHIBIT INDEX


         Exhibit 10.1 Second Extension of Distribution Agreement with Codman & Shurtleff, Inc. dated March 3, 2004

         Exhibit 31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002