Form 10-Q
period 2004-06-30
VALLEY FORGE SCIENTIFIC CORP
filed 2004-08-13
CIK 836429

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

                                 Yes [ ] No [X]

At August 5, 2004 there were 7,913,712 shares outstanding of the Registrant's no par value Common Stock.

================================================================================

                          VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                                  June 30, 2004



                                                                          Page
                                                                          Number
                                                                          ------

Part I - Financial Information

         Item 1.  Financial Statements:

         Balance Sheets - June 30, 2004 and September 30, 2003               1

         Statements of Operations for the three and nine months
         ended June 30, 2004 and June 30, 2003                               2

         Statements of Cash Flows for the nine months
         ended June 30, 2004 and June 30, 2003                               3

         Notes to Financial Statements                                       4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                      10

         Item 4.  Controls and Procedures                                   20

Part II - Other Information                                                 21

                                       (i)

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,       September 30,
ASSETS                                                     2004             2003
------                                                 -------------   -------------
                                                        (Unaudited)      (Audited)
Current Assets:
  Cash and cash equivalents                            $   2,221,962   $   2,305,556
  Accounts receivable, net                                   770,249         376,915
  Inventory                                                  843,455         775,183
  Prepaid items and other current assets                     127,111         268,371
  Deferred tax assets                                         79,993          51,431
                                                       -------------   -------------
          Total Current Assets                             4,042,770       3,777,456

Property, Plant and Equipment, Net                           144,176         156,697
Goodwill                                                     153,616         153,616
Intangible Assets, Net                                       227,770         256,681
Other Assets                                                  31,121          29,963
                                                       -------------   -------------

          Total Assets                                 $   4,599,453   $   4,374,413
                                                       =============   =============



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                $     245,991   $     216,457
  Deferred revenue                                             9,660              --
  Income taxes payable                                        40,786              --
                                                       -------------   -------------
          Total Current Liabilities                          296,437         216,457

Deferred Tax Liability                                        19,446          19,950
                                                       -------------   -------------

          Total Liabilities                                  315,883         236,407
                                                       -------------   -------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock                                                 --              --
  Common stock (no par, 20,000,000 shares
    authorized, shares issued and outstanding
    at June 30, 2004 and at September 30,
    2003 - 7,913,712)                                      3,528,530       3,528,530
  Retained earnings                                          755,040         609,476
                                                       -------------   -------------
                                                           4,283,570       4,138,006
                                                       -------------   -------------

          Total Liabilities and Stockholders' Equity   $   4,599,453   $   4,374,413
                                                       =============   =============

----------------------

See accompanying notes.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         For the Three Months Ended    For the Nine Months Ended
                                                  June 30,                      June 30,
                                        ---------------------------   ---------------------------
                                            2004           2003           2004           2003
                                        ------------   ------------   ------------   ------------
Net Sales                               $  1,274,389   $  1,081,872   $  3,606,629   $  3,390,950

Cost of Sales                                622,068        498,123      1,689,236      1,655,113
                                        ------------   ------------   ------------   ------------

Gross Profit                                 652,321        583,749      1,917,393      1,735,837
                                        ------------   ------------   ------------   ------------

Other Costs:
  Selling, general and administrative        417,699        378,932      1,286,244      1,194,982
  Research and development                   114,754        151,513        355,662        361,020
  Amortization                                10,147         10,074         30,296         30,224
                                        ------------   ------------   ------------   ------------
          Total Other Costs                  542,600        540,519      1,672,202      1,586,226
                                        ------------   ------------   ------------   ------------

Income from Operations                       109,721         43,230        245,191        149,611

Other Income (Expense), Net                    5,868          6,803         16,906         22,615
                                        ------------   ------------   ------------   ------------

Income before Income Taxes                   115,589         50,033        262,097        172,226

Provision for Income Taxes                    50,583         12,680        116,533         65,141
                                        ------------   ------------   ------------   ------------

Net Income                              $     65,006   $     37,353   $    145,564   $    107,085
                                        ============   ============   ============   ============


Earnings per Share:
  Basic earnings per common share       $       0.01   $       0.01   $       0.02   $       0.01
                                        ============   ============   ============   ============
  Diluted earnings per common share     $       0.01   $       0.01   $       0.02   $       0.01
                                        ============   ============   ============   ============

  Basic common shares outstanding          7,913,712      7,938,302      7,913,712      7,976,503

  Diluted common shares outstanding        7,994,955      7,963,052      7,979,467      8,000,052

----------------------

See accompanying notes.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Nine Months Ended
                                                                              June 30,
                                                                    ----------------------------
                                                                        2004            2003
                                                                    ------------    ------------
Cash Flows from Operating Activities:
  Net income                                                        $    145,564    $    107,085
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                       52,659          47,243
      Interest accrued on loans and advances to
        employees                                                         (1,722)         (1,748)
      Provision for obsolete and slow-moving inventory                    58,761              --

  Changes in assets and liabilities, net of effect from:
    Increase in accounts receivable, net                                (393,334)       (219,743)
    (Increase) decrease in inventory                                    (127,033)         51,354
    Increase in deferred tax assets                                      (28,562)        (11,046)
    (Increase) decrease in prepaid items and other current assets        136,482         (23,147)
    Increase in other assets                                              (1,158)        (30,206)
    Increase (decrease) in accounts payable and accrued
      expenses and income taxes payable                                   70,320        (137,787)
    Increase in deferred revenue                                           9,660              --
    Decrease in deferred tax liability                                      (504)         (3,245)
                                                                    ------------    ------------
        Net cash used in operating activities                            (78,867)       (221,240)
                                                                    ------------    ------------

Cash Flows from Investing Activities:
  Purchase of property, plant and equipment                               (9,842)        (34,013)
  Costs related to patent application                                     (1,385)             --
  Proceeds from repayment of employee loans and advances                   6,500          10,000
                                                                    ------------    ------------
        Net cash used in investing activities                             (4,727)        (24,013)
                                                                    ------------    ------------

Cash Flows from Financing Activities:
  Repurchase of common stock                                                  --        (173,316)
                                                                    ------------    ------------
        Net cash used in financing activities                                 --        (173,316)
                                                                    ------------    ------------

Net Decrease in Cash and Cash
  Equivalents                                                            (83,594)       (418,569)

Cash and Cash Equivalents, beginning of period                         2,305,556       2,543,898
                                                                    ------------    ------------

Cash and Cash Equivalents, end of period                            $  2,221,962    $  2,125,329
                                                                    ============    ============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                        $         --    $         --
                                                                    ============    ============
    Income taxes                                                    $     11,700    $    260,800
                                                                    ============    ============

----------------------

See accompanying notes.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2004



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

The statements of operations for the three months and nine months ended June 30, 2004 and 2003, respectively, are not necessarily indicative of results for the full year.

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

Recently Issued Accounting Standards
------------------------------------

In December, 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, " which provides guidance on the identification of and reporting for variable interest entities, including expanded criteria from the original pronouncement, which was issued in January 2003, for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company in the third quarter of 2004. The adoption of Interpretation No. 46 had no impact on the Company's results of operations for the quarter ended June 30, 2004 or its financial condition at that date, nor is it expected to have a significant impact in the future.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2004
                                   (Continued)



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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with SFAS 123 and 148, only stock options granted after September 30, 1995 have been included for the Company's pro forma information as follows:

                                      For the Three Months Ended    For the Nine Months Ended
                                               June 30,                      June 30,
                                     ---------------------------   ---------------------------
                                         2004           2003           2004           2003
                                     ------------   ------------   ------------   ------------
Net income, as reported              $     65,006   $     37,353   $    145,564   $    107,085

Less:  Total compensation
        expense determined
        under fair value based
        method, net of tax effect           9,839          3,186         54,981         38,312
                                     ------------   ------------   ------------   ------------

Pro Forma Net Income (Loss)          $     55,167   $     34,167   $     90,583   $     68,773
                                     ============   ============   ============   ============

Pro Forma Income (Loss) per Share:
  Basic                              $       0.01   $       0.00   $       0.01   $       0.01
  Diluted                            $       0.01   $       0.00   $       0.01   $       0.01

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2004
                                   (Continued)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------

The Company sells its products to U.S. based national and international distributors and dealers which include an affiliate, Codman and Shurtleff, Inc. ("Codman"), of a major medical company. A significant part of the Company's sales are made pursuant to a distribution agreement with Codman, the Company's largest customer, which provides for worldwide exclusive distribution rights of neurosurgery products during the term of this agreement. This distribution agreement includes a minimum purchase obligation which is adjusted annually during the term of the agreement. It also includes a price list for the specified products, which is fixed for a period of time, after which these prices are subject to adjustment by the Company due to changes in manufacturing cost or technological improvements to the products. In November, 2003 this agreement was extended for three months to March 31, 2004, with a minimum purchase obligation during this period of $1,000,000. In March, 2004 the agreement was further extended for three months through June 30, 2004, with a minimum purchase obligation during that period of $1,000,000, and on June 29, 2004 it was extended again through September 30, 2004 with the same $1,000,000 minimum purchase obligation during that period. All other terms of the distribution agreement remain in full force and effect. Product revenue is recognized when the product has been shipped which is when title and risk of loss has been transferred to the customer.

During the three months ended March 31, 2004, Codman elected to pay the Company $57,920, pursuant to the distribution agreement in lieu of purchasing approximately $116,000 of product which would have been required to meet the minimum purchase obligation under the agreement, as extended, for the period. The Company received the payment on April 16, 2004. The amount received is reflected in sales for the nine months ended June 30, 2004. Had this amount not been recorded, sales would have been $3,548,709 for the nine months ended June 30, 2004, and gross profit would have been $1,859,473 (52.4% of sales) for the nine months ended June 30, 2004. No such payment to the Company was required in the quarter ended June 30, 2004.


3. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable, Net
------------------------

                                             June 30,     September 30,
                                               2004           2003
                                           ------------   ------------

          Accounts receivable              $    792,230   $    378,786
          Less:  Allowances                      21,981          1,871
                                           ------------   ------------

                                           $    770,249   $    376,915
                                           ============   ============

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2004
                                   (Continued)



3. SUPPLEMENTAL BALANCE SHEET INFORMATION (Continued)

Inventory
---------

                                                     June 30,     September 30,
                                                       2004           2003
                                                   ------------   ------------

Finished goods                                     $     30,217   $     88,401
Work-in-process                                         339,249        316,600
Materials and parts                                     596,027        433,459
                                                   ------------   ------------
                                                        965,493        838,460
Less:  Allowance for slow moving
        and obsolete inventory                          122,038         63,277
                                                   ------------   ------------

                                                   $    843,455   $    775,183
                                                   ============   ============

Property, Plant and Equipment, Net
----------------------------------

                                   Useful Life       June 30,     September 30,
                                      (Years)          2004           2003
                                   ------------    ------------   ------------

Land                                    -          $     11,953   $     11,953
Buildings and improvements           15 - 39             94,832         94,832
Furniture and fixtures                5 - 7              17,953         17,953
Laboratory equipment                  5 - 10            378,159        370,119
Office equipment                        5               183,120        181,318
Leasehold improvements                3 - 5               9,413          9,413
                                                   ------------   ------------
                                                        695,430        685,588
Less:  Accumulated depreciation
        and amortization                           $    551,254   $    528,891
                                                   ------------   ------------

                                                   $    144,176   $    156,697
                                                   ============   ============

Goodwill and Intangible Assets
------------------------------

In accordance with SFAS 142, Goodwill has been reflected on the balance sheet separate from other intangible assets which continue to be amortized. No change in the carrying amount of goodwill was made for the quarter ended June 30, 2004. The Company completed its annual impairment test during the quarter ended March 31, 2004, and no impairment was identified. The Company completed its transitional impairment test during the quarter ended March 31, 2002, indicating that goodwill was not impaired. The next annual test was performed during the quarter ended March 31, 2003 and no impairment adjustment was required.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2004
                                   (Continued)



3. SUPPLEMENTAL BALANCE SHEET INFORMATION (Continued)

Goodwill and Intangible Assets (Continued)
------------------------------

Information regarding the Company's other intangible assets is as follows:

                                      As of June 30, 2004                        As of September 30, 2003
                           ------------------------------------------   ------------------------------------------
                              Gross                                        Gross
                             Carrying     Accumulated                     Carrying     Accumulated
                              Amount      Amortization       Net           Amount      Amortization       Net
                           ------------   ------------   ------------   ------------   ------------   ------------
  Patents, trademarks,
    licensing agreements   $    573,002   $    501,043   $     71,959   $    571,617   $    493,365   $     78,252

  Proprietary know-how          452,354        296,543        155,811        452,354        273,925        178,429

  Acquisition costs              55,969         55,969             --         55,969         55,969             --
                           ------------   ------------   ------------   ------------   ------------   ------------

                           $  1,081,325   $    853,555   $    227,770   $  1,079,940   $    823,259   $    256,681
                           ============   ============   ============   ============   ============   ============

Amortization expense of intangible assets was $10,147 and $10,074 for the three months ended June 30, 2004 and 2003, respectively, and $30,296 and $30,224 for the nine months ended June 30, 2004 and 2003, respectively.

Annual amortization expense for intangible assets held as of June 30, 2004 is estimated to be $40,300 for 2005, $40,300 for 2006, $40,200 for 2007, $39,700
for 2008 and $37,600 for 2009.


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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2004
                                   (Continued)



5. EARNINGS PER SHARE

                                 For the Three Months Ended     For the Nine Months Ended
                                           June 30,                      June 30,
                                 ---------------------------   ---------------------------
                                     2004           2003           2004           2003
                                 ------------   ------------   ------------   ------------
Income available to common
  shareholders                   $     65,006   $     37,353   $    145,564   $    107,085
                                 ============   ============   ============   ============

Weighted average common
  shares outstanding - basic        7,913,712      7,938,302      7,913,712      7,976,503

Net effect of dilutive shares
  issuable in connection with
  stock plans                          81,243         24,750         65,755         23,549
                                 ------------   ------------   ------------   ------------

Weighted average common shares
  outstanding - diluted             7,994,955      7,963,052      7,979,467      8,000,052
                                 ============   ============   ============   ============

Earnings per share:
  Basic                          $       0.01   $       0.01   $       0.02   $       0.01
  Diluted                        $       0.01   $       0.01   $       0.02   $       0.01

Options to purchase 507,250 and 477,350 shares of common stock were outstanding on June 30, 2004 and 2003, respectively, and 426,007 and 452,600 of these shares were not included in the computation of diluted earnings per share for the three months ended June 30, 2004 and 2003, and 441,495 and 453,801 of these shares were not included in the computation of diluted earnings per share for the nine months ended June 30, 2004 and 2003, respectively, in accordance with SFAS 128, as these potential shares are considered antidultive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of Valley Forge Scientific Corp.'s financial condition and results of operations for the three and nine months ended June 30, 2004 and 2003. This section should be read in conjunction with the financial statements and related notes in Item 1 of this report and Valley Forge Scientific Corp.'s Annual Report on Form 10-K for the year ended September 30, 2003, which has been filed with the Securities and Exchange Commission. Unless the context requires otherwise, references to "we", "us", "our", and "Valley Forge Scientific" refer to Valley Forge Scientific Corp.

Cautionary Note Regarding Forward Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historic information, "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, such as expectations for our products or products we are developing; introduction of new products into the marketplace; acceptance of our products in the market place; new products and alliances; any competitive advantage we may have as a result of our installed base of electrosurgical generators in the neurosurgery market; our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; our ability, along with the third parties with whom we contract, to distribute and sell our products; and other statements that refer to Valley Forge Scientific's estimated future results or actions are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements reflect Valley Forge Scientific's current analysis of existing trends and information and represent Valley Forge Scientific's judgment only as of the date of this report. Actual results may differ from current expectations based on a number of factors affecting Valley Forge Scientific's business, including but not limited to competitive, regulatory and market conditions; the performance of new products and the continued acceptance of current products; the execution of strategic initiatives and alliances; the market penetration by third parties who distribute and sell Valley Forge Scientific's products; Valley Forge Scientific's ability to maintain a sufficient supply of products; product liability claims; and the uncertainties associated with intellectual property protection for these products. In addition, matters generally affecting the domestic and global economy can affect Valley Forge Scientific's results. Therefore, the reader is cautioned not to rely on these forward-looking statements. We disclaim any intent or obligation to update these forward-looking statements. You are advised to review the "Additional Cautionary Statements" section below for more information about risks and uncertainties that could affect the financial results of Valley Forge Scientific.

Overview

         We design, develop, manufacture and sell medical and dental devices. Our core business is in our bipolar electrosurgical generators and related instrumentation, based on our DualWave(TM) technology. Our bipolar systems allow a surgeon or dentist to cut tissue in a manner that minimizes collateral damage to surrounding healthy tissue and to coagulate blood vessels quickly, safely and efficiently. By substantially reducing damage to surrounding healthy tissue, the surgeon or dentist can work safely in close proximity with nerves, blood vessels and bone. Our bipolar system can also be used in close proximity with metal implants. Our bipolar systems are designed to replace other surgical tools, such as monopolar electrosurgery systems, lasers and conventional instruments, used in soft tissue surgery.

         Our DualWave(TM) technology is applicable to many surgical markets. Our bipolar systems are currently used to perform many types of neurosurgery, spine surgery and dental surgery. We have had worldwide exclusive distribution agreements with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc., to market our neurosurgery bipolar systems since 1983. During the first quarter of fiscal 2004, the term for our distribution agreement with Codman & Shurtleff, Inc. was extended from December 31, 2003 to March 31, 2004. During the second quarter of fiscal 2004 that distribution agreement was further extended to June 30, 2004. In the third quarter of fiscal 2004 the distribution agreement was further extended to September 30, 2004, to permit the parties time to discuss the terms of a new distribution agreement.

         Historically, we have derived a significant portion of our sales from our neurosurgery bipolar system. Sales revenue from our Bident(R) Bipolar Tissue Management System for dental applications commenced in the 2000 fiscal year. Our current strategy is to increase sales of our Bident(R) Bipolar Tissue Management System by selling it directly to customers and through independent dental product dealers, expand the offerings of products in the field of neurosurgery and broaden the market for our products in other clinical and surgical markets that have a need for our products. Our strategy also includes using our DualWave(TM) technology and sales of our bipolar generators to drive sales of complementary disposable instruments and products and accessories.

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

         We provide for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected primarily by product that does not meet specifications within the applicable warranty period and any related costs of addressing such matters. Should actual incidences of product not meeting specifications differ from our estimates, establishing a warranty liability may be required.

         We value inventory at the lower of cost or market and write down the value of inventory for identified obsolescence or unmarketable inventory. An inventory reserve is maintained based upon historical data of actual inventory written off, the age of inventory, requirements for inventory and for known conditions and circumstances. Should actual product marketability be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required.

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

Results of Operations

         Results of Operations for the Three and Nine Months Ended June 30, 2004 compared to the Three and Nine Months Ended June 30, 2003.

Summary

         Sales of $1,274,389 for the three months ended June 30, 2004 were 18% greater than sales of $1,081,872 for the three months ended June 30, 2003, and sales of $3,606,629 for the nine months ended June 30, 2004 were 6% greater than sales of $3,390,950 for the nine months ended June 30, 2003. Net income for the three months ended June 30, 2004 was $65,006 and net income for the nine months ended June 30, 2004 was $145,564, as compared to net income of $37,353 and $107,085, respectively, for the comparable periods in fiscal 2003.

Revenues

         Sales of $1,274,389 for the three months ended June 30, 2004 reflect an increase in sales volume of both our dental products and neurosurgical products as compared to the comparable periods in fiscal 2003. Sales for the three and nine months ended June 30, 2004 also reflect sales to Stryker Corporation of $120,000 and $135,000, respectively, for evaluation samples of a new product we developed pursuant to a development agreement, which we did not have in the comparable periods in fiscal 2003. In the third quarter of fiscal 2004, we received 510(k) approval from the United States Food and Drug Administration to market this product.

         For the three months ended June 30, 2004, sales of our dental products increased to $109,697, or 9% of our sales, as compared to sales of $48,951, or 5% of our sales, for the three months ended June 30, 2003. For the first nine months of fiscal 2004, sales of our dental products accounted for $398,563, or 11% of our sales, as compared to $135,659, or 4% of our sales, for the comparable period in fiscal 2003.

         Sales to Codman & Shurtleff, Inc. for the three months ended June 30, 2004 accounted for $1,040,814, or 82% of our sales, as compared to $1,007,700, or 93% of our sales, for the three months ended June 30, 2003. For the first nine months of fiscal 2004, sales to Codman & Shurtleff, Inc. were $3,041,790, or 84% of our sales, as compared to sales of $3,200,225, or 94% of our sales, for the first nine months of fiscal 2003. Included in the sales to Codman & Shurtleff, Inc. for the first nine months of fiscal 2004 is a payment of $57,920 in the second quarter of fiscal 2004 that Codman & Shurtleff, Inc. made pursuant to a distribution agreement, in lieu of making purchases of product of approximately $116,000, to satisfy its minimum purchase obligations under the first three month extension of our existing distribution agreement with Codman & Shurtleff, Inc.

         In the third quarter of fiscal 2004, we entered into a third extension of our distribution agreement with Codman & Shurtleff, Inc., in which we extended the distribution agreement until September 30, 2004 in order to provide more time to continue discussions on the terms of a new distribution agreement. The third extension requires Codman & Shurtleff, Inc. to make minimum purchases of $1,000,000 for the time period from July 1, 2004 to September 30, 2004.

         In the third quarter and nine months ended June 30, 2004, we saw a greater contribution from the sales of our dental products than in comparable periods in fiscal 2003. We anticipate that sales levels will fluctuate from quarter-to-quarter based on the timing of orders we receive from distributors and direct sales. In this regard, our sales of dental products for the third quarter of fiscal 2004 of $109,697 were less than sales of dental products for the second quarter of fiscal 2004 of $118,817.

         The table below sets forth the sales of disposable accessories and sales of generators, irrigators and other products by medical field for the three and nine months ended June 30, 2004 as compared to three and nine months ended June 30, 2003. Sales of "Generators, Irrigators and Other Products" in "Other Fields" in the table represent sales to Stryker Corporation, and sales of "Disposable Accessories" in "Other Fields" represent sales to Boston Scientific Corporation and direct sales to hospitals.

                                                                 Sales of Products
                                                                 -----------------

                                                    For the Three                   For the Nine
                                                    -------------                   ------------
                                                    Months Ended                    Months Ended
                                                    ------------                    ------------

         -----------------------------------------------------------------------------------------------
                                           June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                           -------------   -------------   -------------   -------------
         -----------------------------------------------------------------------------------------------
         Generators, Irrigators
         and Other Products
         ------------------
         -----------------------------------------------------------------------------------------------
         Neurosurgery Field                $     503,852   $     543,349   $   1,552,478   $   1,611,085
         -----------------------------------------------------------------------------------------------
         Dental Field                             85,125          48,751         341,755         129,960
         -----------------------------------------------------------------------------------------------
         Other Fields                            120,000              --         135,000              --
                                           -------------   -------------   -------------   -------------
         -----------------------------------------------------------------------------------------------
                                 Total:    $     708,977   $     592,100   $   2,029,233   $   1,741,045
         -----------------------------------------------------------------------------------------------
         Disposable Accessories
         ----------------------
         -----------------------------------------------------------------------------------------------
         Neurosurgery Field                $     508,306   $     406,532   $   1,313,030   $   1,385,168
         -----------------------------------------------------------------------------------------------
         Dental Field                             24,572             200          56,809           6,907
         -----------------------------------------------------------------------------------------------
         Other Fields                              1,963          18,980          30,218          40,252
                                           -------------   -------------   -------------   -------------
         -----------------------------------------------------------------------------------------------
                                 Total:    $     534,841   $     425,712   $   1,400,057   $   1,432,327
         -----------------------------------------------------------------------------------------------

Cost of Product Sales

         Cost of sales was $622,068, or 49% of sales, for the three months ended June 30, 2004, and $1,689,236, or 47% of sales, for the nine months ended June 30, 2004 as compared with $498,123, or 46% of sales, for the three months, and $1,655,113, or 49% of sales, for the nine months, ended June 30, 2003. Gross margin was 51% and 53%, respectively, for the three and nine months ended June 30, 2004 as compared to 54% and 51%, respectively, for the three and nine months ended June 30, 2003.

         The difference in gross margin as a percentage of sales is attributable to an increase in sales of our dental products and changes in product mix, and for the nine months ended June 30, 2004, the $57,920 payment by Codman & Shurtleff, Inc. in the second quarter of fiscal 2004. We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, and fluctuation in manufacturing production levels and overhead costs as new products are introduced. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

Operating Expenses

         Selling, general and administrative expenses were $417,699, or 33% of sales, for the three months, and $1,286,244, or 36% of sales, for the nine months ended June 30, 2004, as compared to $378,932, or 35% of sales, for the three months, and $1,194,982, or 35% of sales, for the nine months, ended June 30, 2003.

         Research and development expenses for the three months ended June 30, 2004 were $114,754, or 9% of sales, and $355,662, or 10% of sales, for the nine months ended June 30, 2004. For the three and nine months ended June 30, 2003, research and development expenses were $151,513, or 14% of sales, and $361,020, or 11% of sales, respectively. The reduction in research and development expenses in the third quarter of fiscal 2004 was primarily due to the completion of a new neurosurgical irrigator, which was introduced into the market in the first quarter of fiscal 2004.

Other Income/Expense, net

         Other income and expense, net, decreased slightly to $5,868 for the three months ended June 30, 2004 as compared to $6,803 for the three months ended June 30, 2003. At June 30, 2004, we had $2,221,962 in cash and cash equivalents as compared to $2,125,329 at June 30, 2003.

Income Tax Provision

         The provision for income taxes was $50,583 and $116,533, respectively, for the three and nine months ended June 30, 2004 as compared to a provision of $12,680 and $65,141, respectively, for the three and nine months ended June 30, 2003.

Net Income

         As a result of the foregoing, our net income for the three months ended June 30, 2004 increased to $65,006, as compared to net income of $37,353 for the three months ended June 30, 2003 and our net income for the nine months ended June 30, 2004 increased to $145,564 as compared to net income of $107,085 for the nine months ended June 30, 2003. Basic and diluted earnings per share was $.01 for both the three months ended June 30, 2004 and June 30, 2003. Basic and diluted earnings per share was $.02 for nine months ended June 30, 2004 and was $.01 for the nine months ended June 30, 2003. Due to our operating history and numerous other factors, we cannot be sure that we can sustain profitability or achieve revenue growth.

Liquidity and Capital Resources

         At June 30, 2004, we had $3,746,333 in working capital compared to $3,560,999 at September 30, 2003. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances, as well as our borrowing ability. The cash equivalents are highly liquid with original maturities of ninety days or less.

         Cash used for operating activities was $78,867 for the nine months ended June 30, 2004, as compared to cash used for operating activities of $221,240 for the nine months ended June 30, 2003. The cash used for operating activities for the nine months ended June 30, 2004 was mainly attributable to an increase in accounts receivable of $393,334 and an increase in inventory of $127,033 offset by our operating profit and adjustments for non-cash items of $109,698, a $70,320 increase in accounts payable and accrued expenses and income taxes payable, a $136,482 increase in prepaid items and other current assets and a $9,660 increase in deferred revenue.

         During the first nine months ended June 30, 2004, inventories increased by $127,033 to a total of $843,455 at June 30, 2004 compared to $775,183 at
September 30, 2003. At June 30, 2003, inventories were $831,478. Inventories were maintained at these levels primarily to support anticipated future sales activities.

         In the first nine months of fiscal 2004, accounts receivable net of allowances increased by $393,334 to a total of $770,249 at June 30, 2004 as compared to $376,915 at September 30, 2003. At June 30, 2003, our accounts receivable net of allowances was $557,682. The increase in accounts receivable in the first nine months of 2004 was primarily due to timing of sales and an increase in sales of our dental products.

         During the nine months ended June 30, 2004, we purchased property, plant and equipment of $9,842. Net property and equipment decreased to $144,176 at June 30, 2004 as compared to $156,697 at September 30, 2003.

         At June 30, 2004, we had cash and cash equivalents of $2,221,962. We plan to finance our operating and capital needs principally with cash flows from operations and existing balances of cash and cash equivalents, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the success in commercializing our existing products, development and commercialization of products in other clinical markets, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

         We have a line of credit of $1,000,000 with Wachovia Bank, N.A., which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,000,000. Our tangible net worth at June 30, 2004 was $4,055,800. There was no outstanding balance on this line as of June 30, 2004.

Additional Cautionary Statements

We Face Intense Competition
---------------------------

         The markets for our current and potential products are intensely competitive. Some surgical procedures which utilize or could utilize our products could potentially be replaced or reduced in importance by products sold by other companies or alternative medical procedures or new drugs or devices which could render our products obsolete or uncompetitive in the markets which we sell, or in the future may sell, our products.

We are Dependent Upon Sales of Our Neurosurgery System - Substantially All of
-----------------------------------------------------------------------------
Our Business Comes From One Customer
------------------------------------

         Codman & Shurtleff, Inc., which sells our products in the neurosurgery market, accounted for 82% of our sales in the first nine months of fiscal 2004, and 94% and 90% of our sales in fiscal 2003 and 2002, respectively. Any cancellation, deferral or significant reduction in sales in the neurosurgery market could seriously harm our business, financial condition and results of operations. The term or our current distribution agreement with Codman & Shurtleff, Inc. was recently extended from December 31, 2003 to March 31, 2004, then from March 31, 2004 to June 30, 2004, and now June 30, 2004 to September 30, 2004 to allow the parties time to continue to discuss the terms of a new distribution agreement.

Commercial Success of our Non-Neurosurgical Products is Uncertain
-----------------------------------------------------------------

         Our growth depends on the acceptance and use of our products in the marketplace, the market penetration achieved by the companies that we utilize, sell to, and rely on, to sell and distribute our products, and our ability to introduce new and innovative products that meet the needs of medical professionals. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products we introduce, or have introduced, will be widely accepted, or continue to be accepted, in the marketplace, or that we or the companies, which we may contract with to distribute or sell our products, achieve market penetration. While we have developed several applications for our DualWave(TM) technology for use outside of neurosurgery and we believe that the products based on our technology offer advantages over other products, we cannot assure you that these advantages will be realized in the form of increased sales or profits.

We Have Limited Marketing and Sales Experience
----------------------------------------------

         We currently have limited experience in marketing and selling our products. To the extent that we have established or will enter into distribution arrangements for the sale of our products, we are and will be dependent upon the efforts of third parties. We have entered into a distribution agreement with Codman & Shurtleff, Inc. to sell our products in the neurosurgery market and we sell our Bident(R) Bipolar Tissue Management System direct to customers and through independent dental product dealers. We cannot assure you that distributors and dealers will commit the necessary resources to effectively market and sell our neurosurgery and dental product lines, or that they will be successful in selling our products. To the extent our marketing and sales efforts are unsuccessful, our business, financial condition, results of operations and future growth prospects may be materially adversely affected.

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

We May Be Unable to Effectively Protect Our Intellectual Property
-----------------------------------------------------------------

         Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our bipolar technology. We cannot assure you that the intellectual property we have obtained, or any intellectual property we may obtain, will provide any competitive advantages for our products, or that we will be able to maintain a competitive advantage after the expiration of patents. We also cannot assure you that our intellectual property will not be successfully challenged, invalidated or circumvented in the future. In addition, we cannot assure you that competitors, many of which have substantial resources and have made substantial investments in competing technologies, have not already applied for or obtained, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international markets. Patent applications are maintained in secrecy for a period after filing. We may not be aware of all of the patents and patent applications potentially adverse to our interests.

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

The Market Price of Our Stock May be Highly Volatile
----------------------------------------------------

         During the fiscal year ended September 30, 2003 and the first nine months of fiscal 2004, our common stock has traded in a range of $1.31 and $2.40 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

Item 4.  CONTROLS AND PROCEDURES
------

         We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-15(c)) that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

         As of the end of the quarter ended June 30, 2004, we carried out an evaluation, under the supervision and with the participation of Valley Forge Scientific's management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------

         (a)      Exhibits
                  The following is a list of the Exhibits filed as part of this quarterly report on Form 10Q.

                  Exhibit Number            Exhibit Name
                  --------------            ------------

                  10.1 Third Extension of Distribution Agreement with Codman & Shurtleff, Inc., dated June 29, 2004

                  31.1                      Certification of the Chief
                                            Executive Officer Pursuant to
                                            Section 302 of the Sarbanes-Oxley
                                            Act of 2002

                  32.1                      Certification of the Chief
                                            Executive Officer Pursuant to
                                            Section 906 of the Sarbanes-Oxley
                                            Act of 2002

         (b)      Current Reports on Form 8-K
                  On May 11, 2004, Valley Forge Scientific Corp. filed a report on Form 8-K regarding a press release concerning the annual meeting of stockholders.

                          VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            VALLEY FORGE SCIENTIFIC CORP.


Date:    August 12, 2004                    By: /s/ JERRY L. MALIS
                                                --------------------------------
                                                Jerry L. Malis, President and
                                                Chief Executive Officer
                                                (principal financial officer)

                          VALLEY FORGE SCIENTIFIC CORP.
                      For Fiscal Period Ended June 30, 2004
                                    FORM 10-Q
                                  EXHIBIT INDEX


         Exhibit 10.1 Third Extension of Distribution Agreement with Codman & Shurtleff, Inc. dated June 29, 2004

         Exhibit 31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002