Form 10-K
period 2004-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 2004-12-28
CIK 836429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
                  For the fiscal year ended September 30, 2004
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the transition period from ____________________ to ________________

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

                             Yes [ ]     No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the closing bid and ask prices as reported by The Nasdaq Stock Market on December 16, 2004 was $7,509,116.

At December 16, 2004 there were 7,913,712 shares of the Registrant's Common Stock outstanding.

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

                          VALLEY FORGE SCIENTIFIC CORP.
                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004
                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----

Item 1.  Business                                                             1

Item 2.  Properties                                                          23

Item 3.  Legal Proceedings                                                   24

Item 4.  Submission of Matters to a Vote of Security Holders                 24

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters and Issuer Repurchases of Equity
             Securities                                                      25

Item 6.  Selected Financial Data                                             26

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                        27

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          35

Item 8.  Financial Statements and Supplementary Data                         35

Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        35

Item 9A. Controls and Procedures                                             35

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 36

Item 11.  Executive Compensation                                             36

Item 12.  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      36

Item 13.  Certain Relationships and Related Transactions                     36

Item 14.   Principal Accountant Fees and Services                            36

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    37


                                       (i)

                          VALLEY FORGE SCIENTIFIC CORP.

                                     PART I
                                     ------

Item 1.           BUSINESS
------            --------

         This report on Form 10-K contains certain forward looking statements regarding future events with respect to Valley Forge Scientific Corp. ("Valley Forge", "we", "us" and "our" refer to Valley Forge Scientific Corp., a Pennsylvania corporation, unless the context otherwise requires). Actual events or results could differ materially due to a number of factors, including, those described herein and in the documents incorporated herein by reference and those factors described under "Factors that Might Affect Future Results."

Overview

         Valley Forge is a medical device company that develops, manufactures and sells medical devices for use in surgery and other healthcare applications. Our core business is the sale of bipolar electrosurgical generators and other bipolar generators, based on our proprietary DualWave(TM) technology, and complementary instrumentation and disposable products.

         Since our formation in 1980, the primary focus of our technology has been directed to the field of neurosurgery. For over 20 years, we have entered into distribution agreements with Codman & Shurtleff, Inc., a Johnson & Johnson affiliate, to market and sell our neurosurgery products. In 1999, we entered the dental market with the development of our Bident(R) Bipolar Tissue Management System. On October 25, 2004, we entered into an agreement with Stryker Corporation for the distribution and sale of a lesion generator for the percutaneous treatment of pain based on our proprietary technology. In fiscal 2005 and beyond, we plan to expand the market for our products with our new multifunctional bipolar electrosurgical generator and new proprietary single-use hand switching bipolar instruments, new products based on our proprietary lesion generator technology, and other products and product refinements.

Recent Events

         Agreement with Codman & Shurtleff, Inc. On October 15, 2004, we entered into a new agreement with Codman & Shurtleff, Inc. ("Codman"), our principal customer, that defines our business relationship from October 1, 2004 to December 31, 2005. Under the agreement, Codman is given distribution rights to our existing products in the fields of neurocranial and neurospinal surgery as well as a limited right of first refusal until March 31, 2005 regarding the marketing of our new multifunctional electrosurgical generator and single use hand-switching bipolar instruments in the fields of neurocranial and neurospinal surgery. Under the agreement, Codman continues to be the exclusive worldwide distributor of our existing products in the fields of neurocranial and neurospinal surgery through March 31, 2005, and the nonexclusive distributor in those fields until December 31, 2005, as those terms may be extended by mutual agreement of the parties. For the period from October 1, 2004 to March 31, 2005, Codman has agreed to make minimum purchases of $1 million per calendar quarter.

         Supply and Distribution Agreement with Stryker Corporation. On October 25, 2004, we entered into a supply and distribution agreement with Stryker Corporation ("Stryker") for the distribution and sale of a lesion generator for the percutaneous treatment of pain . The supply and distribution agreement is the culmination of over two years of collaborative efforts with Stryker. The term of the agreement is for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009, and grants Stryker exclusive worldwide marketing rights for distribution and sale of the lesion generator for use in percutaneous treatment of pain. In the first agreement year, Stryker has agreed to make minimum purchases in excess of $900,000 for a combination of sales demonstration units and commercial sales units. In the second and third agreement years, Stryker has agreed to make minimum purchases of approximately $500,000 per year for commercial sales units. Minimum purchase requirements for agreement years four and five are to be determined by the parties based on market conditions and other factors. The agreement also provides Stryker certain rights for other new product concepts developed by Valley Forge in both pain control and expanded market areas.

         Option Agreement to acquire Malis(R) Trademark. On October 22, 2004, we entered into an option agreement with Dr. Leonard Malis, Professor and Chairman Emeritus of Mount Sinai School of Medicine Department of Neurosurgery and one of Valley Forge's directors. Under the option agreement Valley Forge is granted an option to acquire the Malis(R) trademark, which is owned by Dr. Leonard I. Malis, at any time over a period of five years. The Malis(R) trademark is a name widely recognized and respected in the neurosurgery field. Dr. Malis has in the past licensed, and currently is licensing, the Malis(R) trademark to Codman in connection with products sold by Codman to end users, which includes products that Valley Forge sells to Codman. We paid Dr. Leonard I. Malis $35,000 for the option and are required to pay an annual fee before each anniversary of the option agreement of $20,000 for each of the first two anniversaries and increasing to $60,000 before the fourth anniversary in order to continue the option in effect from year to year. In the event that we decide to exercise the option, Dr. Malis will be paid $4,157,504, which includes interest, in twenty six equal quarterly installments of $159,904, and which will be evidenced by a promissory note secured by a security interest in the trademark and certain of our patents.

Strategy

         Our goal is to become a global leader in the development and marketing of bipolar medical devices and other products for use in specialty surgical and healthcare fields and then expand the use of our bipolar electrosurgical products into general surgery. The key elements of our strategy include the following:

         Increasing Revenues in the Neurosurgery Field with Our New Multifunctional Bipolar Electrosurgical System. Our new multifunctional bipolar electrosurgical system, which includes a new state-of-the-art bipolar generator and our new proprietary single use hand-switching bipolar instruments, is designed to perform an expanded array of procedures with its enhanced features and functionality. We are completing the development of this product and are in the process of evaluating distribution channels.

         Expanding the Use of Our New Multifunctional Bipolar Electrosurgical System into Other Surgical Markets. The increased power and functionality of our new multifunctional bipolar electrosurgical system is designed to allow a surgeon to perform functions similar to as traditional monopolar systems, without the inherent safety issues and other limitations of monopolar systems. This new system is reported to have applications in surgical markets such as spine, maxillofacial, ear, nose and throat (ENT), orthopedic and general surgery. Our current plan is to sell this system to end-users through marketing, distribution or other alliances with healthcare companies that specialize in these surgical areas.

         Expanding Our Product Line. We plan to introduce other products and disposable instruments we have developed or are developing for other specialized procedures. For example, we recently commenced selling to Stryker Corporation a new lesion generator for the percutaneous treatment of pain, based on our proprietary technology. We also continue to review market potential and product refinement opportunities for other applications of our lesion generator technology, including intracranial applications.

Valley Forge Technology

         The foundation of our bipolar electrosurgical systems lies in our proprietary DualWave(TM) technology. Using our DualWave(TM) technology, our bipolar generators are able to deliver two separate waveforms to perform the two separate and distinct functions of cutting and coagulation. We do not believe that it is either safe or effective to use the same waveform for coagulation that is used for cutting. With the virtual elimination of heat and current spread, our technology can be used in direct contact with nerves, bones, blood vessels and metal implants, and can be used in virtually all areas of the human body safely.

         Our bipolar electrosurgical systems consist of a solid state microprocessor controlled generator, utilizing our DualWave(TM) technology, single-use disposable cords, which attach the hand-held bipolar instrument to the generator, and single-use instruments, which we are selling in the dental field and which we have developed for use in surgical fields. We also develop, manufacture and sell modules and other accessories to handle specific functions required by a particular surgical discipline. For example, in neurosurgery we sell irrigation modules, which allow the neurosurgeon to pump a saline solution into the surgical field while cutting tissue or coagulating blood vessels, and a specially designed single-use plastic tube set, which connects the electrical current from the generator and fluid from the irrigation module to the hand-held instrument.

         Our cutting waveform uses molecular resonance to cut, rather than heat through an advancing spark. Our generators contains a rigidly stabilized voltage control to provide an extremely gentle cut, using about one fifth the power of other generators. The cutting current, which is delivered only to the tissue between the two electrodes of the instrument, offers safety advantages by the absence of current spread and markedly reduced heating of adjacent tissues. This makes our product safe to use in virtually all areas of the human body.

         Our coagulation waveform is unique in that it is totally aperiodic and nonrhythmic. The timing of electrical bursts within the waveform are randomly spaced, and the waveform itself is random in timing so that it is truly aperiodic. Regardless of how high the voltage setting of the unit, or how long the surgeon applies the current, the coagulation waveform simply will not cut. Our strictly regulated constant voltage supply allows for precise, gentle and progressive coagulation in either totally dry or fully irrigated fields, including fields totally submerged in saline. These effects are produced in our generators through the lowest practical output impedance.

         Our bipolar electrosurgical generators deliver both cutting and coagulation through bipolar handheld instruments, providing both the active electrode and the return path through the handheld instrument back to the generator. The performance of bipolar disposable handheld instruments is also enhanced by an irrigated field, further minimizing the risk of heat buildup and tissue damage. Our bipolar electrosurgical systems are designed to replace other surgical tools, such as monopolar electrosurgical systems, lasers and ultrasonic aspirators used in soft tissue surgery.

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

         Today's electrosurgical generators have become more sophisticated, utilizing high voltage, radiofrequency or RF, currents to cut and coagulate tissue. Modern electrosurgical generator outputs are distinguished as either "monopolar" or "bipolar." Both generate high frequency electrical current in defined wave forms for surgical purposes. A single generator may deliver both monopolar and bipolar outputs from different instrument connecting points. The distinction between monopolar and bipolar refers to the manner in which the current is delivered to and removed from the patient's body.

         Fundamental electrical circuitry principles apply to the use of high voltage, high frequency currents for surgical applications. The current must be generated within the electrosurgical generator in an appropriate form, delivered to the patient through a delivery system consisting of cables and electrosurgical instruments, pass through some portion of the patient's body the extent of which depends upon whether the output system is monopolar or bipolar, exit the patient's body through a return path consisting of a return electrode and cables, and return to the generator to complete the circuit. Modern electrosurgical generators are "isolated," meaning they are electrically separated from common ground circuits so that the current must return to the generator, not to a random ground point, for the circuit to be completed and the generator to operate. This is a key safety factor.

Monopolar Electrosurgery Systems

         Monopolar electrosurgical systems typically create sine wave periodic outputs for cutting and coagulation purposes. This output is delivered to the surgical site by means of an insulated, hand held electrode with a very small tip designed to concentrate the current at a specific contact point for the purpose of surgical cutting or coagulation. This is known as the "active electrode". The concentration of current at a point is necessary for a surgical effect to occur. This current must then be removed from the body and returned to the generator. This is accomplished by collecting the current at another point on the patient's body distant from the surgical site, usually the thigh or buttock. The current passes through the patient's body to the return point of collection, dispersing over a large area of the body between the surgical site and the return point. The current is collected over a large surface area electrode known as a dispersive, or "return, electrode". In monopolar electrosurgery, the dispersion of current over an electrode with large area, as opposed to a point source, during the collection is used to prevent unintended burn or damage being performed at the return electrode site.

         Traditional monopolar electrosurgery results in generation of high temperatures at the surgical site due to the requirements of the cutting technology and the high current levels required. This may result in thermal injury to surrounding tissue, including charring, drying, and other effects that may impair healing. There are three significant safety hazards associated with monopolar electrosurgey:

         o Heat Build-up. Considerable heat buildup may occur in tissue surrounding the surgical site, the hazards of which vary depending upon the surgical site involved. There are no recognized methods of controlling this risk other than the surgeon's choice of power setting and his skill in use of the instrument.

         o Current Passes Through Human Body. The electrical current must pass through significant areas of the patient's body between the surgical site and the return electrode. It is recognized that this dispersion of electrical current in the body can cause damage to tissue, blood vessels and nerves along the path of current travel. This is controllable only by careful selection of the return electrode site and the power settings chosen by the surgeon.

         o Unintended Tissue Damage. Tissue damage can occur at the return electrode site, commonly called a "return electrode burn", if the return electrode is improperly placed, or not fully in contact with the body, the conductive gel on the electrode has dried out, and for many other reasons. This occurs when the surface area over which the current is collected shrinks, creating an alternate point for the concentration of current, which results in burns at the point where the current exits the human body. Modern monopolar generators employ monitoring circuitry to attempt to ensure the adequacy of the return electrode surface area.

Bipolar Electrosurgical Systems

         Bipolar electrosurgery also employs an active electrode and a return electrode for delivery of current to the patient's body for surgical purposes and for removal of that current from the patient's body. The distinctive difference is that both the active electrode and the return electrode are contained in the same hand held instrument, eliminating the need for the current to pass through the patient's body between the surgical site and the return electrode. This is accomplished by the design of the hand held instrument to create two electrical poles (hence "bipolar") in the instrument in contact with the patient. The current can only flow between these two contact points, which are typically only millimeters apart. This, coupled with an aperiodic wave form results in a requirement for lower current levels entering the patient's body, limits the heat buildup at the surgical site to eliminate the risk of surrounding tissue damage, eliminates the flow of current through non surgical areas of the patient's body, and eliminates any risk of damage at a secondary site.

The Neurosurgery Market

         There are an estimated 3,600 Board Certified Neurological Surgeons in the United States, and an estimated 15,000 neurosurgeons worldwide. Neurological surgery is a medical specialty dealing with disorders of the brain, skull, spinal cord, cranial and spinal nerves, the autonomic nervous system and the pituitary gland. It is estimated that approximately 500,000 brain and spine surgery procedures are performed each year in the United States.

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

         For each bipolar neurosurgical procedure, the neurosurgeon needs hand-held instruments that will cut, divide, core or remove tissue and tumors and coagulate blood vessels. The neurosurgeon also needs to connect that instrument with a cord/tubing set to the bipolar generator and irrigation unit, which provides fluids to the surgical site.

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

Our Neurosurgery Bipolar Systems.
--------------------------------

         Our neurosurgery bipolar systems, which were developed in conjunction with Dr. Leonard I. Malis, are used to cut, core and divide tissue and tumors and coagulate blood vessels in the brain and spine. Our neurosurgery bipolar systems, which are currently marketed and sold by Codman & Shurtleff, Inc. to end-users under the Malis(R) tradename, a tradename owned by Dr. Leonard I. Malis, are used by neurosurgeons worldwide.

         Our neurosurgery bipolar systems are surgical devices intended to perform two separate functions: bipolar cutting of tissue and bipolar coagulation of blood vessels. Our systems are typically comprised of the bipolar electrosurgical generator, an irrigation module, a foot pedal control, connecting cables and tubing sets. In conjunction with our new multifunctional bipolar electrosurgical generator, we are developing an array of single use hand switching bipolar instrumentats in varying sizes and shapes that will connect to the generator via a single-use disposable bipolar cord and tubing sets.

         Our bipolar generator delivers our DualWave(TM) bipolar cutting and bipolar coagulation through radio frequency waveforms. Our irrigation modules deliver fluids, such as saline, to the surgical field through a hand-held instrument. With the use of bipolar hand-held instruments connected to our bipolar generator, a surgeon can cut tissue and seal blood vessels in an irrigated surgical field. The surgeon can control the mode of operation with the foot pedal control and power setting with keys on the front panel of the controller.

         Codman markets and sells our current line of neurosurgery products under the following product names:

              Generators/Irrigators
              ---------------------

         - Malis(R) CMC(R)-III Bipolar Generator (High power cutting/ coagulation)
         -    Malis(R) Bipolar Synergy(R) Generator (Low power coagulation)
         -    Malis(R) CMC(R)-III Irrigation Module
         -    Malis(R) 1000 Irrigation Module

              Disposable Cord Sets
              --------------------

         -    Malis(R) Bipolar Cord/Irrigation Tubing Set
         -    Malis(R) Bipolar Cord

              Other Products
              --------------

         -    Malis(R) Titanium Surgical Mesh

         Our new multifunctional bipolar system, which we expect to commence selling in fiscal 2005, consists of the following components:

         -    Multifunctional bipolar electrosurgical generator
         - Single use hand-switching instruments of various configurations and shapes
         -    Disposable connecting cables and cord/tubing sets

Other Surgical and Medical Markets

         Bipolar Electrosurgical Generators
         ----------------------------------

         Building upon our DualWave(TM) technology used in bipolar electrosurgical generators in neurosurgery, our strategy is to expand the market for our new multifunctional bipolar electrosurgical generator and single use hand-switching bipolar instruments in other clinical and surgical markets that have a need for bipolar electrosurgery. We also continue to research market potential and product refinement opportunities for additional clinical applications of our bipolar electrosurgical generators using our DualWave(TM) technology. Potential additional fields for our multifunctional bipolar electrosurgical system include: general surgery, minimally invasive applications in various clinical fields, maxillofacial surgery, ENT, plastic surgery and general surgery.

         Lesion Generators
         -----------------

         On October 25, 2004, we entered into a supply and distribution agreement with Stryker Corporation for the sale to Stryker Corporation of a lesion generator for the percutaneous treatment of pain, which culminated over two years of collaborative efforts with Stryker Corporation. The agreement with Stryker currently covers the manufacture and supply of a lesion generator unit and certain accessories.

         The lesion generator for the percutaneous treatment of pain is designed to coagulate living human tissue for interventional pain treatment. The system provides an electrical stimulator for nerve localization and various coagulating outputs that are selectable based on the procedure undertaken. The generator is configured for bipolar output, to minimize current leakage, but is also be capable of monopolar operation. An electrode is used to deliver coagulation energy to the targeted tissue. The electrode is connected to the generator by means of a connecting cable. We are in the process of developing bipolar electrodes to be used with the generator unit.

         We also continue to review market potential and product refinement opportunities for other applications of our lesion generator technology, including intracranial applications.

The Dental Market

         There are an estimated 150,000 professionally active dentists in the United States. As primary oral health care providers, approximately 80% of dentists are generalists, and approximately 20% are specialists. More than 90% of active dentists are in private practice.

         There are currently more than 20 different procedures with the American Dental Association, ADA, codes eligible for insurance reimbursement, for which bipolar electrosurgery can be used. Examples of commonly performed procedures include:

            o  Gingivectomey / Gingivoplasty (surgical treatment of gingivitis),
            o  Connective tissue graft,
            o  Surgical removal of residual tooth roots,
            o  Crown and bridge preparation,
            o  Biopsy of oral tissue,
            o  Excision of cysts or tumors, benign and malignant, and
            o  Surgical removal of impacted or erupted tooth.

Our Bident(R)  Bipolar Tissue Management System
-----------------------------------------------

         Our Bident(R) Bipolar Tissue Management System uses the same DualWave(TM) technology used in our neurosurgery bipolar systems to allow dentists to work in direct contact with metal implants, nerves, bone and blood vessels, essentially eliminating collateral tissue damage from current spread and heat buildup.

         Dentists are particularly affected by the limitations of monopolar electrosurgical systems to work safely around metal implants, bone, nerves and blood vessels due to the nature of delicate structures they work within. We believe, the elimination of the grounding pad through bipolar delivery of our current to cut and coagulate in our Bident(R) Bipolar Tissue Management System is also an important factor to dentists concerned with both safety, and patient perception/fear of the equipment used in the general dentistry setting.

         Our Bident(R) Bipolar Tissue Management System is a surgical device, which performs two separate functions: bipolar tissue cutting and bipolar coagulation of blood vessels. The size, features and overall power output of the generator itself is different than our neurosurgery bipolar system, to meet the need for a cost effective, office style generator for the dentist. The system is comprised of the electrosurgical generator, a foot pedal control, connecting cables and an array of disposable bipolar hand-held instruments, which are attached to the generator via a single use bipolar cord.

         Dentists can use our disposable bipolar hand-held instruments to cut tissue and to seal blood vessels. The dentist can control the mode of operation with the foot pedal and power setting with knobs on the front panel of the generator.

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

         Our current bipolar dental products, which we sell directly to dentists and through distributors consist of the following:

              Generator
              ---------
         -    Bident(R) Bipolar Surgical Generator

              Bipolar Instrument and Cord Sets
              --------------------------------
         -    Bident(R) Bipolar Flap Access Pen
         -    Bident(R) Bipolar Gingivoplasty Pen
         -    Bident(R) Bipolar Gingivectomy Pen
         -    Bident(R) Bipolar Gingival Troughing Pen 5 mm (.012")
         -    Bident(R) Bipolar Gingivectomy Pen (.020")
         -    Bident(R) Bipolar Coagulating Ball 3mm
         -    Bident(R) Bipolar Coagulating Ball 3mm (30(Degree))
         -    Bident(R) Bipolar Gingivoplasty Loop 1.5x9mm
         -    Bident(R) Bipolar Gingivoplasty Loop 1.5x9mm (30(Degree))
         -    Bident(R) Bipolar Gingivoplasty Loop 3x5mm
         -    Bident(R) Bipolar Gingivoplasty Loop 3x5mm (30(Degree))
         -    Bident(R) Bipolar Gingivoplasty Loop 3x8mm
         -    Bident(R) Bipolar Gingivoplasty Loop 3x8mm (30(Degree))
         -    Bident(R) Bipolar Gingivoplasty Loop 5x5mm
         -    Bident(R) Bipolar Gingivoplasty Loop 5x5mm (30(Degree))
         -    Bident(R) Bipolar Cord Set

Manufacturing and Supplies

         We conduct the manufacturing of our bipolar generators and irrigation systems in our facility in Philadelphia, Pennsylvania. Our products are manufactured from raw materials and components supplied to us by third parties. Most of the raw material and components we use in the manufacture of our products are available from more than one supplier. For some components, however, there are relatively few alternate sources of supply and we rely upon single source suppliers or contract manufacturers. For example, we currently subcontract the manufacturing of our disposable instruments with a single contract manufacturer and we subcontract the manufacture of our disposable cord and tube sets with a single manufacturer. Our profit margins and our ability to develop and deliver such products on a timely basis may be adversely affected by the lack of alternative sources of supply in the required timeframe.

         Our manufacturing process is subject to the regulatory requirements of the Federal Good Manufacturing Practice Regulations as promulgated by the Federal Food and Drug Administration, commonly referred to as the FDA, as well as other regulatory requirements of the FDA, which mandate detailed quality assurance and record-keeping procedures and subjects us to unscheduled periodic regulatory inspections. We conduct quality assurance audits throughout the manufacturing process and believe that we are in compliance with all applicable government regulations.

Marketing and Sales

         To date, with the exception of our dental products, we have sold our products to third party distributors pursuant to agreements or other alliances, who in turn sell our products to end-users.

         Codman & Shurtleff, Inc. For over twenty years, we have entered into distribution agreements with Codman to sell and distribute our products in the field of neurosurgery. During the 2004 fiscal year, we extended the term of a distribution agreement, which we originally entered into on December 11, 2000, until September 30, 2004. Under that distribution agreement, as extended, Codman was granted the exclusive worldwide right to sell our then existing neurosurgery products in the fields of neurocranial and neurospinal surgery on the condition that Codman & Shurtleff, Inc. make agreed upon minimum purchases.

         On October 15, 2004, we entered into a new agreement with Codman, that defines our business relationship with Codman from October 1, 2004 through December 31, 2005. Under this new agreement, Codman is given distribution rights to our existing neurosurgery products in the fields of neurocranial and neurospinal surgery as well as a limited right of first refusal until March 31, 2005 regarding the marketing of our new multifunctional electrosurgical generator and single use hand-switching bipolar instruments in the fields of neurocranial and neurospinal surgery. Codman continues to be the exclusive worldwide distributor of our existing products in the fields of neurocranial and neurospinal surgery through March 31, 2005, and the nonexclusive distributor in those fields until December 31, 2005, as those terms may be extended by mutual agreement of the parties. For the period from October 1, 2004 to March 31, 2005, Codman has agreed to make minimum purchases of $1 million per calendar quarter. We perform product development, manufacturing and clinical and regulatory functions for our neurosurgery bipolar systems.

         For the 2004, 2003 and 2002 fiscal years, we had sales to Codman of approximately $4,099,000, $4,231,000 and $4,515,000, respectively. In fiscal 2004, approximately 86% of our sales were derived from sales to Codman and in fiscal 2003 and 2002 approximately 95% and 90% of our sales, respectively, were derived from sales to Codman. Codman also sells its own passive hand-held instruments under the Malis(R) tradename, which it licenses directly from Dr. Leonard I. Malis, which are used in conjunction with our neurosurgery bipolar systems, and for which we do not receive any revenues.

         Stryker Corporation. On October 25, 2004, we entered into a supply and distribution agreement with Stryker Corporation for the distribution and sale of a percutaneous pain control generator. The supply and distribution agreement is the culmination of over two years of collaborative effort with Stryker. The term of the agreement is for slightly over five years, commencing November 11, 2004 and ending on December 31, 2009, and grants Stryker exclusive worldwide marketing rights for distribution and sale of a lesion generator for use in percutaneous treatment of pain. In the first agreement year, Stryker has agreed to make minimum purchases in excess of $900,000 for a combination of sales demonstration units and commercial sales units. In the second and third agreement years, Stryker has agreed to make minimum purchases of approximately $500,000 per year for commercial sales units. Minimum purchase requirements for agreement years four and five are to be determined by the parties based on market conditions and other factors. The agreement also provides Stryker certain rights for other new product concepts developed by Valley Forge in both pain control and expanded market areas. Approximately 6% of our sales in fiscal 2004 were derived from sales to Stryker.

         Boston Scientific Corporation. In February 2002, we entered into an agreement with Boston Scientific Corporation to provide primarily product support for the installed base of Boston Scientific's "Symmetry Endo-Bipolar Generator" and the Mini-SymmetryTM generators, which we had previously manufactured for Boston Scientific Corp.

         Our neurosurgery bipolar systems are sold in certain foreign markets by Codman. Prior to sales in certain foreign markets, we are required to comply with applicable foreign government regulations.

         Our business is not affected to any material extent by seasonal factors.

Competition

         We believe that principal competitive factors with our bipolar electrosurgical products are product features, quality, safety, ease of use, cost, acceptance by leading physicians, and other clinical benefits. We believe that our proprietary DualWave(TM) technology, which delivers both bipolar cutting and bipolar coagulation with two separate waveforms, distinguishes our bipolar electrosurgical systems from electrosurgical systems sold by other entities, which do not offer both bipolar cutting and bipolar coagulation. We believe that our unique bipolar electrosurgical products offer enhanced capabilities and safety advantages as compared to monopolar electrosurgical systems.

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

Neurosurgery
------------

         In neurosurgery, we believe that we are the principal manufacturer of bipolar electrosurgical systems. Our neurosurgery bipolar electrosurgical systems which are sold and distributed by Codman compete against manufacturers of electrosurgical systems, including the Valleylab division of Tyco International Ltd., Erbe and the Aesculap division of B. Braun. In addition, our products compete with smaller specialized companies and larger companies that do not otherwise focus on neurosurgery. Our products also compete with other technologies, such as lasers, ultrasonic aspirators, handheld instruments and a variety of tissue removal systems designed for removing brain and cranial-based tumors, such as an ultrasonic tissue aspiration system also manufactured by the Valleylab division of Tyco International Ltd.

Dental Market
-------------

         We believe that we are the only manufacturer of bipolar electrosurgical systems serving the dental market. Our Bident(R) Bipolar Tissue Management System competes with monopolar electrosurgical systems manufactured by Ellman, and laser and other monopolar electrosurgical systems manufactured by several other companies including Parkell.

Other Markets
-------------

         In other markets, our bipolar electrosurgical generators and disposable products will compete with large companies, such as the Valleylab division of Tyco International Ltd. and Conmed, which manufacture and sell electrosurgical medical devices. Our bipolar electrosurgical systems will also compete with laser systems, traditional hand-held scalpels, and other technologies. The lesion generator for the percutaneous treatment of pain competes with other pain control devices as well as pain control medications. We cannot assure you that we, or the companies with whom we contract to sell our products, can effectively convince physicians and surgeons to purchase our products in the face of competition.

Research and Development Strategy

         Our research and development primarily focuses on developing new products based on our proprietary Dual Wave(TM) technology and our expertise in bipolar electrosurgery. We are continually working on new products and instrumentation as well as enhancements to existing products to meet the needs of surgeons in various surgical disciplines. In September 2002, we entered into a development agreement with Stryker Corporation for the development of a lesion generator for use in the percutaneous treatment of pain, which resulted in our entering into a supply and distribution agreement with Stryker Corporation for that generator on October 25, 2004.

         For the 2004, 2003 and 2002 fiscal years, we expended $508,287, $489,930 and $360,111, respectively, for research and development. We anticipate that we will continue to incur research and development costs in connection with development of products. Substantially all of our research and development is conducted internally. In the 2005 fiscal year, we anticipate that we will fund all our research and development with current assets and cash flows from operations. From time-to-time we review our research and development programs to ensure that they remain consistent with and supportive of our growth strategies.

Government Regulation

         The marketing and sale of our products in the United States is governed by the Federal Food, Drug and Cosmetic Act administered by the FDA, as well as varying degrees of regulation by a number of state and foreign governmental agencies.

         FDA regulations are wide ranging and govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling and promotion of devices, the maintenance of certain records, the ability to track devices in distribution, the reporting of potential product defects and patient incidents, the export of devices and other matters.

         All medical devices introduced into the market since 1976, which include substantially all of our products, are required by the FDA as a condition of sale and marketing to secure either a 510(k) Premarket Notification clearance or an approved Premarket Approval (PMA) application. A Premarket Notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market prior to 1976 or that has received 510(k) Premarket Notification clearance. The process of obtaining a Premarket Notification clearance can take several months and commonly involves the submission of limited clinical data and supporting information, while the PMA process can take up to several years and typically requires the submission of significant quantities of clinical data and manufacturing information.

         Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes. We cannot predict the impact, if any, these changes might have. These changes, however, could have material impact on our business.

         We may not receive the necessary regulatory approvals or clearances, including approval for product improvements and new products, on a timely basis, if at all. Delays in receipt of, or failure to receive regulatory clearances or approvals could have a material adverse effect on our business. In addition, even after clearance is given, if a product is hazardous or defective, the FDA has the power to withdraw the clearance or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of a medical device. To comply with the FDA regulations, we may incur substantial costs relating to laboratory and clinical testing of new and existing products and the preparation and filing of documents in formats required by the FDA.

         Under FDA regulations, after a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing process requires a new 510(k) clearance. The FDA requires a manufacturer to make this determination in the first instance, but the FDA can review any such decision, and if it disagrees it can require a manufacturer to obtain a new 510(k) clearance or it can seek enforcement action against the manufacturer.

         We are also required to register with the FDA as a device manufacturer and are required to maintain compliance with the FDA's Quality System Regulations, or QSRs. The QSRs incorporate the requirements of Good Manufacturing Practice and relate to product design, testing, and manufacturing quality assurance, as well as the maintenance of records and documentation. The FDA enforces the QSRs through inspections. We cannot assure you that we or our key component suppliers will not encounter any manufacturing difficulties, or that we or any of our subcontractors or key component suppliers will be able to maintain compliance with regulatory requirements.

         We may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety and effectiveness claims. Further, we are required to comply with various FDA requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury or, if a malfunction were to recur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device before marketing clearance has been received or promoting a cleared device for unapproved indications. Noncompliance with applicable regulatory requirements can result in enforcement action, which may include:

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

         We have received Premarket Notification 510(k) clearance for our existing bipolar electrosurgical generators and disposable instrumentation. We have filed and also expect to file new applications during the fiscal 2005 year to cover new products and variations on existing products. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on business, financial condition, results of operations and future growth prospects.

         Medical device regulations also are in effect in many of the countries outside the United States in which our products are sold. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective, and all medical devices sold in the European common market must meet the Medical Device

Directive standards. For European common market distribution, we have received ISO 9001 certification for the IEC version of our neurosurgery bipolar system (marketed by Codman under the name CMC(R)-III-IEC) and that unit bears a CE mark. Failure to maintain the CE Mark will preclude our distributor from selling our products in Europe. We cannot assure you that we will be successful in maintaining certification requirements.

         We believe that we are in material compliance with regulations promulgated by the FDA, and that such compliance has been and is anticipated to be without adverse effect on our business.

Patents and Intellectual Property

         Valley Forge Patents and Intellectual Property
         ----------------------------------------------

         Our ability to compete in an effective manner depends primarily on developing, improving and maintaining proprietary aspects of our bipolar technology. There are two principal United States patents that are directed towards our DualWave(TM) bipolar technology used in our bipolar electrosurgical systems. Our first patent, which was issued on May 27, 1986, expired on May 27, 2003. Our second patent was issued on June 17, 1994. We are also in the process of seeking patent protection for certain aspects of our new multifunctional bipolar electrosurgical system. Our bipolar electrosurgical generators are based on the combination of both of these patents and other know-how and trade secrets. We also own two United States patents, which are used in our disposable hand-held bipolar instruments, and we have applied for United States patents on additional disposable instrumentation and electronic circuitry.

         We seek patent protection of our key technology, products and product improvements in the United States and may seek patent protection in selected foreign countries. When determined appropriate, we will enforce and defend our patent rights. In general, however, we do not rely exclusively on our patents to provide us with any significant competitive advantages as it relates to our existing product lines. We also rely upon trade secrets, know-how, and continuing technological innovations to develop and maintain our competitive advantage. In an effort to protect our trade secrets, we generally require our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements typically provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances. We cannot assure you that employees or consultants will not breach the agreements, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

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

         Other companies and entities have filed patent applications or have been issued patents relating to monopolar and/or bipolar electrosurgical methods and devices. We do not believe that our products currently infringe any valid and enforceable claims of others. We cannot assure you that we will not have to defend ourselves in court against allegations of infringement of third-party patents.

         DualWave(TM), Bident(R), Bi-Safe(TM), Gentle Gel(R) and the Finest Energy Source Available for Surgery(R) are some of the trademarks of Valley Forge. All other brand names, trademarks and service marks appearing in this report not identified as trademarks of Valley Forge are the property of their respective holders.

         Option Agreement to acquire Malis(R) Trademark
         ----------------------------------------------

         On October 22, 2004, we entered into an agreement with Dr. Leonard Malis, Professor and Chairman Emeritus of Mount Sinai School of Medicine Department of Neurosurgery and one of Valley Forge's directors, under which we are granted an option to acquire the Malis(R) trademark, which is owned by Dr. Malis, at any time over a period of five years. The Malis(R) trademark is a name widely recognized and respected in the neurosurgery field. Dr. Malis has in the past licensed, and currently is licensing, the Malis(R) trademark to Codman in connection with products sold by Codman to end users, which includes products that we sell to Codman. We paid Dr. Malis $35,000 for the option and are required to pay an annual fee before each anniversary of $20,000 for each of the first two anniversaries of the option agreement and increasing to $60,000 before the fourth anniversary in order to continue the option in effect from year to year. In the event we decide to exercise the option, Dr. Malis will be paid $4,157,504, which includes interest, in twenty six equal quarterly installments of $159,904, and which will be evidenced by a promissory note secured by a security interest in the trademark and certain of our patents.

Product Liability Risk and Insurance Coverage

         The development, manufacture, sale and use of medical products entail significant risk of product liability claims. We maintain product liability coverage at levels we have determined are reasonable. We cannot assure you that such coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture, sale or use of our products. In addition, we may require increased product liability coverage as our sales increase in their current applications and new applications. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse affect on our business, prospects, financial condition and results of operations.

Employees

         At September 30, 2004, we and our subsidiaries had 22 full-time employees, including executive officers. From time to time we retain part-time employees, engineering consultants, scientists and other consultants. All full-time employees participate in our health benefit plan. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         The information provided in this Annual Report on Form 10-K, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" contain in addition to historic information, "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, but are not limited to statements about: any competitive advantage we may have as a result of our installed base of electrosurgical generators in the neurosurgery market; our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; and the future success of our new products and disposable instrumentation in the neurosurgery and other markets; our ability, along with the third parties with whom we contract, to effectively distribute and sell our products and the continued acceptance of our products in the marketplace. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements including:

                o        general economic and business conditions;
                o our expectations and estimates concerning future financial performance of our products and the impact of competition;
                o        existing and future regulations affecting our business;
                o other risk factors described in the sections entitled "Factors that Might Affect Future Results" in this report.

         We do not intend to update or revise these forward looking statements.

                    FACTORS THAT MIGHT AFFECT FUTURE RESULTS

The Medical Device Industry Is Highly Competitive, And We May Be Unable to Compete Effectively with Other Companies.

         In general, the medical technology industry is characterized by intense competition. We compete with established medical technology and pharmaceutical companies. Competition also comes from early stage companies that have alternative solutions for the markets we serve or intend to serve. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution services and other resources than we do. Further, our competitors may be more effective at implementing their technologies to develop commercial products.

         Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, and protect our intellectual property. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability.

         The largest competitor for our neurosurgical generator is the Valleylab division of Tyco International Ltd. In addition, our product lines could compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our dental business is small compared to its principal competitors, which sell laser devices. Our new multi-functional bipolar electrosurgical system will compete with monopolar devices manufactured by the Valleylab division of Tyco International Ltd. Finally, in certain cases our products compete primarily against medical practices that treat a condition with medications.

Our Business Depends Significantly On Key Relationships With Third Parties, Which We May Be Unable To Establish And Maintain.

         Our current business model depends on our entering into and maintaining distribution or alliance agreements with third parties concerning product marketing and sales. Our most important agreement is with the Codman & Shurtleff, Inc., an affiliate of Johnson & Johnson, for the sale of our neurosurgery products. Sales to Codman accounted for 86% of our sales in fiscal 2004, and 95% and 90% of our sales in fiscal 2003 and 2004, respectively. On October 15, 2004, we entered into a new agreement with Codman extending an exclusive distributorship relationship until March 31, 2005 and a nonexclusive distribution relationship until December 31, 2005. Termination or nonrenewal of this relationship would require us to develop other means to distribute our neurosurgery products and could adversely affect our sales, operations and growth.

         Our ability to enter into agreements with third parties depends in part on convincing them that our technology can help them achieve their goals and execute their strategies. This may require substantial time, effort and expense on our part with no guarantee that a relationship will result. We may not be able to establish or maintain these relationships on commercially acceptable terms. Our future agreements may not ultimately be successful. Even if we enter into distribution or alliance agreements, the contracting parties could terminate these agreements, or these agreements could expire before meaningful milestones are reached. The termination or expiration of any of these relationships could have a material adverse effect on our business.

         Much of the revenue that we may receive under third party distribution or alliance agreements will depend upon our distributors' ability to successfully introduce, market and sell our products. Our success depends in part upon the performance by these distributors of their responsibilities under these agreements. Some distributors may not perform their obligations when and as we expect. Thus, revenues to be derived from distributors may vary significantly over time and be difficult to forecast. Some of the companies we currently have distribution agreements with or are targeting as potential allies offer products competitive with our products or may develop competitive production technologies or competitive products without our participation, which could have a material adverse effect on our competitive position.

Our Operating Results May Fluctuate

         We have experienced operating losses at various times since our inception. Our operating results, including components of operating results, such as gross margin on product sales, may fluctuate from time-to-time which could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time-to-time in the future. Some of the factors that may cause these fluctuations include, but are not limited to:

         o        the introduction of new product lines;
         o        the level of market acceptance of our products;
         o        the timing of research and development expeditures;
         o timing of the receipt of orders from, and product shipments to, distributors and customers;
         o        timing of expenditures;
         o        changes in the distribution arrangements for our products;
         o        manufacturing or supply delays;
         o the time needed to educate and train a distributor's sales force;
         o        costs associated with product introduction;
         o        product returns; and
         o        receipt of necessary regulation approvals.

Our Products May Not Be Accepted In The Market Or May Not Effectively Compete With Other Products Or Technologies.

         We cannot be certain that our current products or any other products that we may develop or market will achieve or maintain market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by other medical devices or by medical practices that do not include a device. The medical community widely accepts many alternative treatments, and certain of these other treatments have a long history of use.

         We cannot be certain that our devices and procedures will be able to replace those established treatments or that either physicians or the medical community in general will accept and utilize our devices or any other medical products that we may develop. For example, we cannot be certain that the medical community will accept our new multifunctional electrosurgical generator and proprietary hand-switching bipolar electrosurgical instruments over traditional monopolar electrosurgical generators.

         In addition, our future success depends, in part, on our ability to develop additional products. Competitors may develop products that are more effective, cost less, or are ready for commercial introduction before our products. If we are unable to develop additional commercially viable products, our future prospects could be adversely affected.

         Market acceptance of our products depends on many factors, including our ability to convince third party distributors and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. In addition, limited funding available for product and technology acquisitions by end users of our products, as well as internal obstacles to end user approval of purchases of our products, could harm acceptance of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation and technological improvements. One or more of these factors may vary unpredictably, which could materially adversely affect our competitive position. We may not be able to adjust our plan of development to meet changing market demands.

Changes In The Health Care Industry May Require Us To Decrease The Selling Price For Our Products Or Could Result In A Reduction In The Size Of The Market For Our Products, Each Of Which Could Have A Negative Impact On Our Financial Performance.

         Trends toward managed care, health care cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

     o there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;
     o major third-party payors of hospital services, including Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies, which has resulted in stricter standards for reimbursement of hospital charges for certain medical procedures;
     o Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure on our products;
     o numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;
     o there is economic pressure to contain health care costs in international markets; and
     o there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

         Both the pressures to reduce prices for our products in response to these trends and the decrease in the size of the market as a result of these trends could adversely affect our levels of revenues and profitability of sales.

To Market Our Products under Development We Will First Need To Obtain Regulatory Approval. A Failure To Comply With Extensive Governmental Regulations Could Subject Us To Penalties And Could Preclude Us From Marketing Our Products.

         Our research and development activities and the manufacturing, labeling, distribution and marketing of our existing and future products are subject to regulation by numerous governmental agencies in the United States and in other countries. The Food and Drug Administration (FDA) and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use.

         Products we have under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and full of uncertainties. Our inability to obtain required regulatory approval or clearance on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. Further studies may be required to gain approval or clearance for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product.

         Furthermore, another risk of application to the FDA relates to the regulatory classification of new products or proposed new uses for existing products. In the filing of each application, we are required to make a judgment about the appropriate form and content of the application. If the FDA disagrees with our judgment in any particular case and, for example, requires us to file a PMA application rather than allowing us to market for approved uses while we seek broader approvals or requires extensive additional clinical data, the time and expense required to obtain the required approval might be significantly increased or approval might not be granted. Approved and cleared products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation, and labeling and promotion of medical devices.

         The FDA as well as foreign regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA may need to review the process before it may be used. Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs. In addition, failure to comply with applicable regulatory requirements could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our product or products based on our technology, and civil and criminal penalties. See "Business-Government Regulation".

Our Intellectual Property Rights May Not Provide Meaningful Commercial Protection For Our Products And Could Adversely Affect Our Ability To Compete In The Market.

         Our ability to compete effectively depends in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own patents that cover significant aspects of our products. Certain of our patents have expired and others will expire in the future. In addition, challenges may be made to our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours that our patents do not cover. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

Our Competitive Position Depends, In Part, Upon Unpatented Trade Secrets Which We May Be Unable To Protect.

         Our competitive position is furthermore dependent upon unpatented trade secrets. Trade secrets are difficult to protect. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that our trade secrets will not be disclosed, or that we can effectively protect our rights to unpatented trade secrets.

         In an effort to protect our trade secrets, we generally require our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements typically provide that, except in specified circumstances, all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of the unauthorized use or disclosure of confidential information.

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

It May Be Difficult To Replace Some Of Our Suppliers.

         Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. For example, we currently subcontract the manufacturing of our disposable cord and tubing sets with a single manufacturer. Although we believe that alternative sources for many of these components and raw materials are available, any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. If we were suddenly unable to purchase products from one or more of our suppliers, we could need a significant period of time to qualify a replacement, and the production of any affected products could be disrupted. While it is our policy to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time, we remain at risk that we will not be able to qualify new components or materials quickly enough to prevent a disruption if one or more of our suppliers ceases production of important components or materials.

If Our Manufacturing Facility Was Damaged And/Or Our Manufacturing Processes Interrupted, We Could Experience Lost Revenues And Our Business Could Be Adversely Affected.

         We manufacture our bipolar generators and irrigators at one facility. Damage to this facility due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease development and manufacturing of some or all of these products. Although we maintain property damage and business interruption insurance coverage on this facility, we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

We May have Product Liability Claims and Our Insurance May Not Cover All Claims

         Our products involve a risk of product liability claims. We may not be able to obtain insurance for the potential liability on acceptable terms with adequate coverage or at reasonable costs. Any potential product liability claims could exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. Further, our insurance may not be renewed at a cost and level of coverage comparable to that then in effect.

The Market Price of Our Stock May be Highly Volatile

         During the 2003 and 2004 fiscal years, our common stock has traded in a range of $1.05 and $2.40 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

         o   Our ability to successfully commercialize our products;
         o The execution of new agreements and material changes in our relationships with companies with whom we contract;
         o   Quarterly fluctuations in results of operations;
         o Announcements regarding technological innovations or new commercial products by us or our competitors or the results of regulatory approval filings;
         o Market reaction to trends in sales, marketing and research and development and reaction to acquisitions;
         o   Sales of common stock by existing stockholders; and
         o   Economic and political conditions.

The Loss Of Key Personnel Could Harm Our Business.

         We believe our success depends on the contributions of a number of our key personnel, including Jerry L. Malis, our President and Chief Executive Officer. If we lose the services of key personnel, those losses could materially harm our business. We do not maintain any significant key person life insurance on Mr. Malis.

Item 2.           PROPERTIES.
------            ----------

         We currently lease approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,643 (with increases based on increases in the producer price index) in an office building in Oaks, Pennsylvania, approximately 12 miles northwest of Philadelphia, Pennsylvania. The current lease term ends on June 30, 2005. Our manufacturing operations are conducted in a building owned by our wholly owned subsidiary, Diversified Electronics Company, Inc., with approximately 15,000 square feet in Philadelphia, Pennsylvania. We are in the process of negotiating a lease for a new facility, which will combine our operations into a single facility.

Item 3.           LEGAL PROCEEDINGS.
------            -----------------

         From time to time we may be subject to litigation claims.

         Valley Forge is one of the defendants in a lawsuit entitled Jeffrey Turner and Cathryn Turner, on behalf of Morgan Rose Turner v. Phoenix Children's Hospital, Inc., et al. which was filed in the Superior Court of the State of Arizona, Maricopa County (No. CV2002-010791) on September 19, 2002. This lawsuit is currently in the discovery process. The plaintiffs seek damages against the defendants for permanent brain damage suffered by one of the plaintiffs, a four year old girl, during surgery in June 2000. The claim against Valley Forge is a product liability claim. We deny any wrongdoing and will vigorously defend ourself in this matter. We have a $1 million product liability insurance policy, which has a $10,000 deductible, that applies to damages and attorney fees. The damages being claimed by the plaintiffs against all defendants exceeds our then in effect policy limits and our current net worth.

         An outcome of the above described litigation matter that adversely impacts Valley Forge's financial condition or results of operation is not considered probable. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable a liability is not recorded.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------            ---------------------------------------------------

         No matters were submitted to a vote of the security holders during the fourth quarter of fiscal year 2004.

ADDITIONAL INFORMATION

         The following information is furnished in this Part I pursuant to Item 401(b) of Regulation S-K.

Executive Officers Of The Company

         The executive officers of Valley Forge are elected annually and serve at the discretion of the Board of Directors. The only family relationship between any of the executive officers and our Board of Directors is that Jerry
L. Malis is the brother of Dr. Leonard I. Malis, a member of the Board of Directors. The following information indicates the position and age of our executive officers as of the date of this report and their previous business experience.


Name                    Age       Position with Valley Forge
----                    ---       --------------------------
Jerry L. Malis          72        Chairman of the Board, Chief Executive Officer
                                  and President
Marguerite Ritchie      66        Vice President-Operations, Secretary
Michael Ritchie         41        Vice President-General Manager, Treasurer

         Jerry L. Malis, has served as our Chief Executive Officer, President or Vice-President and a Director since our inception in March 1980. As of June 30, 1989, Mr. Malis was elected as our Chairman of the Board. He has published over fifty articles in the biological science, electronics and engineering fields, and has been issued twelve United States patents. Mr. Malis coordinates and supervises the development, engineering and manufacturing of our products and is in charge of our daily business operations. He devotes substantially all his business time to the business of the Valley Forge.

         Marguerite Ritchie, Secretary of Valley Forge, has been employed by us since 1985. In addition to being Secretary, Ms. Ritchie is Vice-President of Operations in charge of our production and regulatory matters. Prior to becoming Vice-President of Operations, she held several other administrative and operations positions with Valley Forge.

         Michael Ritchie, Treasurer of Valley Forge, has been employed by us since 1994. In addition to being the Treasurer of the Company, Mr. Ritchie is Vice-President-General Manager responsible for financial reporting and contract administration. Mr. Ritchie has also held positions of General Manager and Purchasing Manager. He received a B.S. degree in accounting from LaSalle University and a B.S. degree in engineering from Drexel University.

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

COMMON STOCK                                             High-Bid      Low-Bid
                                                         --------      -------

            Fiscal 2003
                        First Quarter.............         $1.88        $1.23
                        Second Quarter............          1.54         1.05
                        Third Quarter.............          1.57         1.10
                        Fourth Quarter............          1.75         1.15

            Fiscal 2004:
                        First Quarter.............         $2.40        $1.31
                        Second Quarter............          2.16         1.50
                        Third Quarter.............          2.20         1.84
                        Fourth Quarter............          2.03         1.43

         For purposes of calculating the aggregate market value of shares of voting stock of Valley Forge held by non-affiliates, as shown on the cover page of this report, we have assumed that all outstanding shares not held by our directors and executive officers and stockholders owning 5% or more of outstanding shares were held by non-affiliates. However, this should not be deemed to constitute an admission that any such person are, in fact, affiliates of Valley Forge. Further information concerning ownership of Valley Forge's voting stock by executive officers, directors and principal stockholders will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission.

         The number of stockholders of record as of December 16, 2004 was approximately 105, which includes stockholders whose shares were held in nominee name. The number of beneficial stockholders at that date is estimated to be in excess of 1,100.

         We have not paid any dividends to date, nor do we expect to do so in the foreseeable future.

Item 6.           SELECTED FINANCIAL DATA
------            -----------------------

         The selected financial data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The statement of operations data for the year ended September 30, 2004, 2003 and 2002 and the balance sheet data as of September 30, 2004 and 2003 have been derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations for the years ended September 30, 2001 and 2000 and the balance sheet data as of September 30, 2002, 2001 and 2000 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

   Statement of Operations Data:
     For Fiscal Year Ended:            2004           2003           2002           2001           2000
     ----------------------       ------------   ------------   ------------   ------------   ------------
Net Sales                         $  4,756,439   $  4,474,308   $  5,021,931   $  5,263,485   $  4,397,939

Income (loss) from Operations          178,054        155,427        632,000        485,746       (110,817)

Net Income (loss)                 $    111,420   $    108,925   $    380,527   $    330,221   $    (54,312)
                                  ============   ============   ============   ============   ============

Basic Earnings (loss) per share   $       0.01   $       0.01   $       0.05   $       0.04   $      (0.01)
                                  ============   ============   ============   ============   ============

Diluted Earnings (loss)per        $       0.01   $       0.01   $       0.05   $       0.04   $      (0.01)
share                             ============   ============   ============   ============   ============


Balance Sheet Data:
     At September 30,                  2004           2003           2002           2001           2000
     ----------------             ------------   ------------   ------------   ------------   ------------

Current Assets                    $  3,976,550   $  3,777,456   $  3,981,746   $  3,516,992   $  3,093,698

Total Assets                         4,523,238      4,374,413      4,570,035      4,171,214      3,852,079

Current Liabilities                    258,069        216,457        353,281        283,186        182,185

Long Term Liabilities                   15,743         19,950         14,357         19,280         20,661

Retained Earnings (deficit)            720,896        609,476        500,551        120,024       (210,197)

Stockholders' Equity                 4,249,426      4,138,006      4,202,397      3,868,746      3,649,233

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------            -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

         The following is a discussion and analysis of Valley Forge Scientific Corp.'s financial condition and results of operations for the fiscal years ended September 30, 2004, 2003 and 2002. This section should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward looking statements as a result of many factors including but not limited to those under the headings "Special Note Regarding Forward Looking Statements" and "Factors That Might Affect Future Results" in Item 1 of this Report.

Overview

         Valley Forge is a medical device company that develops, manufactures and sells medical devices for use in surgery and other healthcare applications. Our core business involves the sale of bipolar electrosurgical generators and other bipolar generators, based on our DualWave(TM) technology, and complementary instrumentation and disposable products.

         Our current line of bipolar electrosurgical products are used in neurosurgery and spine surgery and in dental applications. We also recently commenced selling a lesion generator for the percutaneous treatment of pain. In fiscal 2005 and beyond, we plan to expand the market for our products with our new multifunctional bipolar electrosurgical generator and new proprietary single-use hand-switching bipolar instruments, new products based on our proprietary lesion generator technology, and other products and product refinements. Our new multifunctional bipolar electrosurgical system, which is expected to be introduced in the market in fiscal 2005, is designed to replace other surgical tools, such as monopolar electrosurgical systems, lasers and ultrasonic aspirators.

         We believe our DualWave(TM) technology distinguishes our products from our competitors. With appropriate technique, our bipolar electrosurgical systems based on our DualWave(TM) technology allow a surgeon or dentist to cut tissue in a manner that minimizes collateral damage to surrounding healthy tissue and to coagulate blood vessels quickly, safely and efficiently. By substantially reducing damage to surrounding healthy tissue, the surgeon or dentist can work safely in close proximity with nerves, blood vessels and bone. Our bipolar electrosurgical systems can also be used in close proximity with metal implants and irrigated fields.

         For over 20 years, we have had worldwide exclusive distribution agreements with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, Inc., ("Codman") to market our neurosurgery bipolar electrosurgical systems and other products. During 2004 fiscal year, we extended the term of a distribution agreement, which we originally entered into with Codman on December 11, 2000, until September 30, 2004. On October 15, 2004, we entered into a new agreement with Codman defining our business relationship from October 1, 2004 through December 31, 2005. Under the agreement, Codman continues to be the exclusive worldwide distributor of our existing products in the fields of neuorcranial and neurospinal surgery through March 31, 2005 and the nonexclusive distributor in those fields until December 31, 2005, as those terms may be extened by mutual agreement of the parties. Under the agreement, Codman is also given a limited right of first refusal until March 31, 2005 regarding the marketing of our new multifunctional electrosurgical generator and single use hand switching bipolar instruments in the fields of neurospinal and neurocranial surgery. Historically, we have derived a significant portion of our sales from sales to Codman. For the 2004 fiscal year, 86% of our revenue was derived from sales to Codman.

         Our goal is to be the global leader in the development of bipolar medical devices and other products in specialty surgical and healthcare fields and then expand the use of our bipolar electrosurgical products into general surgery. The key elements of our strategy include:

               o Expanding the use of our new multifunctional bipolar electrosurgical system into other surgical markets, such as spine maxillofacial, ENT, orthopedic and general surgeries.
               o Increasing revenues in the neurosurgery field with our new multifunctional bipolar electrosurgical system.
               o Expanding our product lines with new products, including a new lesion generator for the percutaneous treatment of pain and other applications of our bipolar lesion technology.

Results of Operations

Summary

         Sales of $4,756,439, for fiscal 2004 were 6% greater than sales of $4,474,308 for fiscal 2003 and 5% less than sales of $5,021,931 for fiscal 2002. Operating income was $178,054 in fiscal 2004 as compared to $155,427 in fiscal 2003 and $632,000 in fiscal 2002. Net income for fiscal 2004 was $111,420 as compared to $108,925 for fiscal 2003 and $380,527 for fiscal 2002.

Sales

         Total Sales and Gross Margin on Sales:

                                                      2004          2003          2002
                                                   ----------    ----------    ----------
         Total sales:                              $4,756,439    $4,474,308    $5,021,931

         Cost of sales:                             2,316,304     2,264,902     2,463,209
         Gross profit on sales:                     2,440,135     2,209,406     2,558,722
         Gross profit as a percentage of sales:        51%           49%           51%

         The increase in sales in fiscal 2004 as compared to fiscal 2003 reflects an increase in sales of our Bident(R) Bipolar Tissue Management System for dental applications and new sales to Stryker Corporation of a lesion generator we developed for the percutaneous treatment of pain, which was partially offset by a decrease in sales to Codman & Shurtleff, Inc. The decrease in sales in fiscal 2004 compared to fiscal 2002 reflects a decrease in sales to Codman.

         Sales of our neurosurgical products to Codman & Shurtleff, Inc. decreased to $4,099,000 in fiscal 2004 as compared to sales of $4,231,000 in fiscal 2003 and sales of $4,515,000 in fiscal 2002. The decreased sales reflect a decrease in sales volume of neurosurgical products. Included in sales to

Codman for fiscal 2004 is a one-time payment of $57,920 in the second quarter of fiscal 2004 that Codman made to satisfy its minimum purchase obligation under the first three month extension of the term of the then existing distribution agreement.

         During fiscal 2004, we extended a distribution agreement with Codman on a quarterly basis until September 30, 2004. On October 15, 2004, we entered into a new agreement with Codman which defines our business relationship from October 1, 2004 to December 31, 2005. Under the new agreement, Codman continues to be the exclusive worldwide distributor of our existing products in the fields of neurocranial and neurospinal surgery through March 31, 2005, and the nonexclusive distributor in those fields until December 31, 2005, as those terms may be extended by mutual agreement of the parties. For the period from October 1, 2004 to March 31, 2005, Codman has agreed to make minimum purchases of $1 million per calendar quarter.

         For fiscal 2004, sales of the Bident(R) Bipolar Tissue Management System for dental applications were $422,000, or 9% of sales as compared to approximately $185,000, or 4% of sales, for fiscal 2003 and approximately $347,000, or 7% of our sales, for fiscal 2002. Sales of the Bident(R) Tissue Management System of $35,250 in the fourth quarter of 2004 decreased as compared to the sales in the third quarter of fiscal 2004 as we directed more of our resources towards the completion of a new lesion generator for the percutaneous treatment of pain and our distribution arrangement with Stryker Corporation for that product. For fiscal 2005, we are considering product modifications and other strategies for our dental products.

         During fiscal 2004, we had sales to Stryker of $189,160, which includes sales of demonstration units of a lesion generator for percutaneous treatment of pain. On October 25, 2004, we entered into a supply and distribution agreement with Stryker Corporation for that generator. The supply and distribution agreement is for a term commencing on November 11, 2004 and ending on December 31, 2009, under which Stryker has agreed to make minimum purchases of approximately $900,000 in the first agreement year for a combination of sales demonstration units and commercial sale units and minimum purchases of approximately $500,000 per year for commercial sale units in the each of the second and third agreement years. Minimum purchase requirements for agreement years four and five are to be determined by the parties based on market conditions and other factors. The agreement also provides Stryker certain rights for other new product concepts developed by Valley Forge in both pain control and expanded market areas.

         Sales by Medical Field:

         The table below sets forth our sales by medical field of "Generators, Irrigators and Other Products" and "Disposable Products" for fiscal 2004, 2003 and 2002. Sales of "Generators, Irrigators and Other Products" in "Other fields" represent sales to Stryker Corporation and sales of "Disposable Products" in "Other fields" represent sales to Boston Scientific Corporation and direct sales to hospitals.

         ----------------------------------------------------------------------------------------------
                                                                 2004           2003           2002
                                                             ------------   ------------   ------------
         ----------------------------------------------------------------------------------------------
         Generators, Irrigators
         ----------------------
         and Other Products
         ------------------
         ----------------------------------------------------------------------------------------------
                 Neurosurgery field                          $  2,115,536   $  2,092,830   $  2,627,233
         ----------------------------------------------------------------------------------------------
                 Dental field                                $    366,795   $    168,338   $    347,000
         ----------------------------------------------------------------------------------------------
                 Other fields                                $    187,750             --             --
                                                             ------------   ------------   ------------
         ----------------------------------------------------------------------------------------------
         Total of all fields:                                $  2,670,081   $  2,261,168   $  2,974,233
         ----------------------------------------------------------------------------------------------
         Disposable Products
         -------------------
         ----------------------------------------------------------------------------------------------
                 Neurosurgery field                          $  1,754,276   $  1,894,743   $  1,584,230
         ----------------------------------------------------------------------------------------------
                 Dental field                                $     68,810   $     16,160
         ----------------------------------------------------------------------------------------------
                 Other fields                                $     31,929   $     23,505   $     31,850
                                                             ------------   ------------   ------------
         ----------------------------------------------------------------------------------------------
         Total of all fields:                                $  1,855,015   $  1,934,408   $  1,616,000
         ----------------------------------------------------------------------------------------------

         In fiscal 2004, 56% of our sales related to sales of bipolar electrosurgical generators, irrigators and accessories as compared to approximately 51% and 59% of our sales in fiscal 2003 and 2002, respectively. Sales of disposable products accounted for approximately 39% of our sales in fiscal 2004 as compared to approximately 43% of our sales in fiscal 2003 and approximately 32% of our sales in fiscal 2002.

Cost of Sales

         Cost of sales for fiscal 2004 was 49% of sales, compared with 51% of sales, for fiscal 2003. During fiscal 2002, cost of sales was 49% of sales. Gross margin was 51% for fiscal 2004 as compared to 49% for fiscal 2003 and 51% for fiscal 2002.

         The increase in gross margin as a percentage of sales in fiscal 2004 as compared to fiscal 2003 is primarily attributable to increased sales volume. We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, and fluctuation in manufacturing production levels and overhead costs as new products are introduced. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

Operating Expenses

         Selling, general and administrative expenses increased to $1,713,325, or 36% of sales, in fiscal 2004, from $1,523,751, or 34% of sales, in fiscal 2003, and from $1,503,001, or 30% of sales, in fiscal 2002. Selling, general and administrative expenses reflect increased selling and marketing expenses incurred in connection with implementing the sales and marketing plan, which we commenced in fiscal 2003, for the Bident(R) Bipolar Tissue Management System and increased transactional legal fees incurred during the fourth quarter of fiscal 2004.

         Research and development expenses were $508,287, or 11% of sales, in fiscal 2004, $489,930, or 11% of sales, in fiscal 2003, and $360,111, or 7% of sales, in fiscal 2002. We will continue to invest in research and development to expand our technological base for use in both existing and additional clinical areas. The increase in research and development expenses in fiscal 2004 was primarily related to the continued development of our new multifunction bipolar electrosurgical generator and instrumentation and the completion of the lesion generator for use in the percutaneous treatment of pain for which we entered into a supply and distribution agreement with Stryker Corporation on October 25, 2004.

Other Income and Expense, net

         Other income and expense, net, increased for fiscal 2004 to $23,030 from $11,451 for fiscal 2003 and decreased from $23,111 for fiscal 2002 due primarily to interest income. At the end of fiscal 2004, we had $2,322,559 in cash and cash equivalents as compared to $2,305,556 at the end of fiscal 2003 and $2,543,898 at the end of fiscal 2002.

Income Tax Provision

         The provision for income taxes was $89,664 for fiscal 2004 as compared to $57,953 for fiscal 2003 and $274,584 for fiscal 2002. Our effective tax rate in fiscal 2004 was approximately 45% as compared to approximately 35% in fiscal 2003 and approximately 42% in fiscal 2002.

Net Income

         Net income increased slightly to $111,420 for fiscal 2004, as compared to net income of $108,925 for fiscal 2003. Net income was $380,527 for fiscal 2002. Basic and diluted income per share was $0.01 for fiscal 2004 as compared to basic and diluted income per share of $0.01 for fiscal 2003 and $0.05 for fiscal 2002.

Liquidity and Capital Resources

         At September 30, 2004, we had $3,718,481 in working capital compared to $3,560,999 at the end of fiscal 2003 and $3,628,465 at the end of fiscal 2002. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances, as well as our borrowing ability. The cash equivalents are highly liquid with original maturities of ninety days or less.

         Cash provided by operating activities was $33,577 for fiscal 2004 as compared to $9,009 used in fiscal 2003. The cash provided by operating activities was mainly attributable to operating profits net of adjustments for non-cash items, a decrease in prepaid items and other current assets of $117,773 and an increase in accounts payable, accrued expenses and income taxes payable of $35,862 offset by increases of $282,918 in accounts receivable, $76,807 in inventory and $28,321 in deferred tax assets.

         In fiscal 2004, accounts receivable net of allowances increased by $282,918 to a total of $646,224 at the end of fiscal 2004. The increase in accounts receivable was principally due to the timing of shipments and increased sales during fiscal 2004.

         In fiscal 2004, inventories increased by $76,807 to a total of $781,604 at the end of fiscal 2004 compared to $775,183 at the end of fiscal 2003. The increase was primarily due to increased inventory to meet anticipated sales of the lesion generator for the percutaneous treatment of pain. Inventories were kept at these levels primarily to support anticipated future sales activity.

         In fiscal 2004, we used $20,887 for the purchase of equipment and building improvements in connection with our manufacturing operations. Net property and equipment decreased to $147,967 at the end of fiscal 2004 as compared to $156,697 for fiscal 2003 and $136,131 for fiscal 2002.

         In August 2002, our Board of Directors terminated our then existing stock repurchase plan and authorized a new repurchase plan to purchase up to 200,000 shares of our common stock. We did not purchase any of our stock in fiscal 2004 pursuant to this plan. In fiscal 2003, we used $173,216 to repurchase 127,600 shares of our common stock pursuant to the stock repurchase plan. All the shares of common stock repurchased were retired. To date, we have repurchased 154,100 shares of our common stock under the plan, leaving a balance of 45,900 that is available for repurchase under the plan.

         On October 22, 2004, we entered into an option agreement to purchase the Malis(R) trademark from Leonard I. Malis. Under the option agreement, we are granted an option to acquire the Malis(R) trademark at any time over a period of five years. We paid Dr. Leonard I. Malis $35,000 for the option and are required to pay an annual fee before each anniversary of the option agreement of $20,000 for each of the first two anniversaries and increasing to $60,000 before the fourth anniversary in order to continue the option in effect from year to year. In the event that we decide to exercise the option, we will pay Dr. Leonard I. Malis $4,157,054, which includes interest, in twenty-six equal quarterly installments of $159,104, and which will be evidenced by a promissory note secured with a security interest in the trademark and certain of our patents.

         At September 30, 2004, we had cash and cash equivalents of $2,322,559. We plan to finance our operating and capital needs principally with cash flows from operations and existing balances of cash and cash equivalents, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the funds we expend in marketing, selling and distributing our products, the success in commercializing our existing products, development and commercialization of products in other clinical markets, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

         We have a line of credit of $1,000,000 with Wachovia Bank, N.A. which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,000,000. Our current tangible net worth exceeds $3,000,000 at September 30, 2004. As of September 30, 2004, there was no outstanding balance on this line.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, inventory allowances, warranty costs, contingencies and other special charges, and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Allowances For Doubtful Accounts, Sales Returns and Warranty Costs

         We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to us, we record an allowance against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of customers or the length of time that receivables are past due were to change, we may change the recorded amount of allowances for doubtful accounts in the future. We record a provision for estimated sales returns and allowances on product revenues in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and the related provisions for sales returns and allowances, resulting in future changes to the sales returns and allowances provision. Our warranty obligation is affected primarily by product that does not meet specifications within the applicable warranty period and any related costs to repair or replace such products. Should our actual experience of warranty claims differ from our estimates of such obligations, our provision for warranty costs could change.

Inventories

         Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, determined by the moving average method, or market. At each balance sheet date, we evaluate inventories for excess quantities and identified obsolescence. Our evaluation includes an analysis of historical sales levels by product and projections of future demand, as well as estimates of quantities required to support warranty and other repairs. To the extent that we determine there are excess quantities based on our projected levels of sales and other requirements, or obsolete material in inventory, we record valuation reserves against all or a portion of the value of the related parts or products. If future demand or market conditions are different than our projections, a change in recorded inventory valuation reserves may be required and would be reflected in cost of revenues in the period the revision is made.

Amortization Periods

         We record amortization of intangible assets using the straight-line method over the estimated useful lives of these assets. We base the determination of these useful lives on the period over which we expect the related assets to contribute to our cash flows or in the case of patents, their legal life, whichever is shorter. If our assessment of the useful lives of intangible assets changes, we may change future amortization expense.

Deferred Tax Assets and Liabilities

         Our deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when a determination is made that it is more likely than not that a portion or all of the deferred tax assets will not be realized.

Loss Contingencies

         We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, with respect to our products and involving commercial disputes. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies if we change our assessment of the likely outcome of these matters

Goodwill Impairment

         We perform goodwill impairment tests on an annual basis and between annual tests to determine if events or circumstances indicate that goodwill may have been impaired. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill. Impairment is measured by the difference between the recorded value of goodwill and its implied fair value when the fair value of the reporting unit is less than its net book value.

Impairment of Long-Lived Assets

         Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the group of assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Stock-Based Compensation

         We account for stock-based employee compensation using the intrinsic value method of accounting. Under this method, employee stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the exercise price of the award. We account for stock options issued to non-employees using the fair value method of accounting, which requires us to assign a value to the stock options issued based on an option pricing model, and to record that value as compensation expense. We use the Black-Scholes option pricing model. If we were to account for stock options issued to employees using the fair value method of accounting rather than the intrinsic value method, our results of operations would be significantly affected.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------           ----------------------------------------------------------

         Not Applicable.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------            -------------------------------------------

         Financial statements and financial statement schedules specified by this Item, together with the report thereon of Samuel Klein and Company, are presented following Item 15 of this report.

         Information on quarterly results of operations is set forth in our financial statement under notes to consolidated financial statements, Note 15 Quarterly Results (unaudited).

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------            -----------------------------------------------------------
AND FINANCIAL DISCLOSURE.
------------------------

         Not applicable.

Item 9A.          CONTROLS AND PROCEDURES
-------           -----------------------

         Our management, including our Chief Executive Officer/Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, our management, including our Chief Executive Officer/Principal Financial Officer, has concluded that our disclosure controls and procedures are effective. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III
                                    --------

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------           --------------------------------------------------

         The information concerning directors and executive officers of Valley Forge Scientific Corp. is incorporated by reference to the information set forth either: (i) in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, or (ii) in an amendment to this Annual Report on Form 10-K (collectively the "2004 Proxy Information"), which in either case will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.          EXECUTIVE COMPENSATION.
-------           ----------------------

         The information regarding executive compensation is incorporated by reference to the information set forth in the 2004 Proxy Information.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------           --------------------------------------------------------------
AND RELATED STOCKHOLDER MATTERS.
-------------------------------

         The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth in the 2004 Proxy Information.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------           ----------------------------------------------

         The information concerning certain relationships and related transactions is incorporated by reference to the information set forth in the 2004 Proxy Information.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------           --------------------------------------

         The information required to be disclosed concerning principal accountant fees and services is incorporated by reference to the information set forth in the 2004 Proxy Information.

                                     PART IV
                                     -------


Item 15           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
-------           -----------------------------------------------------------
8-K.
---

         (a) and (d) Financial Statements and Financial Statement Schedules.

         See Index to Financial Statements and Financial Statement Schedules on Page F-1, herein.

         (b) Reports on Form 8-K.

         On August 12, 2004, Valley Forge Scientific Corp. filed a report on Form 8-K regarding a press release for our the third quarter and nine months operating results for fiscal 2004.

         (c) Exhibits

         The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

                  2.1 Agreement and Plan of Merger between Valley Forge Scientific Corp. and Diversified Electronic Corporation dated August 31, 1994. (4) (Exhibit 2.1)

                  3.1 Articles of Incorporation, restated to include amendment to Articles of Incorporation dated August 26, 1999. (8) (Exhibit 3(a))


                  3.2      Second Amended and Restated By-Laws of the Company.
                           (13)

                  4.1      Form of Common Stock Certificate - (2) (Exhibit
                           4(a)).

                  10.1     Valley Forge Scientific Corp. 2001 Stock Plan (11)

                  10.2 Valley Forge Scientific Corp. 2000 Nonemployee Directors Stock Option Plan (11)

                  10.3     Assignment of Know-How Agreement, dated June 30, 1989
                           - (2) (Exhibit 10(g)).

                  10.4 Assignment of Patents - Bipolar Electrosurgical Systems, June 30, 1989 - (2) (Exhibit 10(h)).

                  10.5 Assignment of Patents - Binocular Magnification System, June 30, 1989 -(2) (Exhibit 10(i)).

                  10.6     Assignment of Malis trade name, dated June 30, 1989 -
                           (2) (Exhibit 10(j)).

                  10.7     401(k) and Profit-Sharing Plan - (3) (Exhibit 10(x)).

                  10.8     Promissory Note from Jerry L. Malis to the Company.
                           (5) (Exhibit 10(k))

                  10.9 Commercial Lease Agreement between GMM Associates and the Company dated July 1, 1995 (6) (Exhibit 10(p))

                  10.10    Promissory Note from Jerry L. Malis to the Company
                           (7) (Exhibit 10(p)).

                  10.11 Addendum to Commercial Lease Agreement between the Company and GMM Associates dated as of July 1, 2000
                           (9) (Exhibit 10.2).

                  10.12 Agreement with Codman & Shurtleff, Inc. dated October 15, 2004 (1).

                  10.13 Supply and Distribution Agreement with Stryker Corporation dated October 25, 2004 (1).

                  10.14 Option Agreement for Malis Trademark with Leonard I. Malis dated October 22, 2004 (1).

                  21       Subsidiary of Registrant (13) (Exhibit 22).

                  23       Consent of Samuel Klein and Company (1).

                  31.1 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).

                  32.1 Certification of the Chief Executive Officer and Principal Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002 (1).

-----------------

         (1)      Filed herewith
         (2) Previously filed with the Registration Statement of the Company on Form S-18, Registration No. 33-31008-NY, and incorporated herein by reference.
         (3) Previously filed with the Registration Statement of the Company on Form S-18, Registration No. 33-35668-NY, and incorporated herein by reference.
         (4) Previously filed with the Company's Form 8-K dated August 31, 1994, and incorporated herein by reference.
         (5) Previously filed with the Company's Form 10-K for the year ended September 30, 1994, and incorporated herein by reference.
         (6) Previously filed with the Company's Form 10-K for the year ended September 30, 1995, and incorporated herein by reference.
         (7) Previously filed with the Company's Form 10-K for the year ended September 30, 1998 and incorporated herein by reference.

         (8) Previously filed with the Company's Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.
         (9) Previously filed with the Company's Form 10-Q for the quarter ended December 31, 2000, and incorporated herein by reference.
         (10) Previously filed with the Registration Statement of the Company on Form S-8 Registration No.333-72296, filed on October 26, 2001 and incorporated herein by reference
         (11) Previously filed with the Registration Statement of the Company on Form S-8 Registration No.333-72134, filed on October 24, 2001 and incorporated herein by reference.
         (12) Previously filed with the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
         (13) Previously filed with the Company's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of December, 2004

                                             VALLEY FORGE SCIENTIFIC CORP.


                                             By: /s/ JERRY L. MALIS
                                                 -------------------------------
                                                 Jerry L. Malis, President

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                      Title                            Date
     ---------                      -----                            ----


/s/ JERRY L. MALIS           Chairman of the Board,            December 22, 2004
--------------------------   President (chief executive
Jerry L. Malis               officer and principal
                             financial and accounting
                             officer)


/s/ LOUIS UCHITEL            Director                          December 22, 2004
--------------------------
Louis Uchitel


/s/ LEONARD I. MALIS         Director                          December 22, 2004
--------------------------
Leonard I. Malis


/s/ BRUCE A. MURRAY          Director                          December 22, 2004
--------------------------
Bruce A. Murray


/s/ ROBERT H. DICK           Director                          December 22, 2004
--------------------------
Robert H. Dick

                          VALLEY FORGE SCIENTIFIC CORP.
                    For Fiscal Year Ended September 30, 2004
                                    FORM 10-K
         Index to Financial Statements and Financial Statement Schedules


Independent Auditor's Report                                                 F-2

Balance Sheets - September 30, 2004 and 2003                                 F-3

Statements of Operations - Years ended September 30, 2004, 2003 and 2002     F-4

Statements of Stockholders' Equity - Years ended September 30, 2004,         F-5
      2003 and 2002

Statements of Cash Flows - Years ended September 30, 2004, 2003 and 2002     F-6

Notes to Financial Statements                                                F-7



---------------

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Valley Forge Scientific Corp. and Subsidiary
Oaks, Pennsylvania


We have audited the accompanying consolidated balance sheets of Valley Forge Scientific Corp. and Subsidiary as of September 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Forge Scientific Corp. and Subsidiary as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U. S. generally accepted accounting principles.




                                          /s/ SAMUEL KLEIN AND COMPANY

                                          SAMUEL KLEIN AND COMPANY



Newark, New Jersey
November 19, 2004

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                             September 30,
                                                       -----------------------
ASSETS                                                    2004         2003
------                                                 ----------   ----------

Current Assets:
  Cash and cash equivalents                            $2,322,559   $2,305,556
  Accounts receivable, net                                646,224      376,915
  Inventory                                               781,604      775,183
  Prepaid items and other current assets                  146,411      268,371
  Deferred income taxes                                    79,752       51,431
                                                       ----------   ----------
          Total Current Assets                          3,976,550    3,777,456

Property, Plant and Equipment, Net                        147,967      156,697
Goodwill                                                  153,616      153,616
Intangible Assets, Net                                    218,398      256,681
Other Assets                                               26,707       29,963
                                                       ----------   ----------

          Total Assets                                 $4,523,238   $4,374,413
                                                       ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                $  245,828   $  216,457
  Deferred revenue                                          5,750           --
  Income taxes payable                                      6,491           --
                                                       ----------   ----------
          Total Current Liabilities                       258,069      216,457

Deferred Income Taxes                                      15,743       19,950
                                                       ----------   ----------

          Total Liabilities                               273,812      236,407
                                                       ----------   ----------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock                                              --           --
  Common stock (no par, 20,000,000 shares
    authorized, shares issued and outstanding
    at September 30, 2004 and 2003 -
    7,913,712                                           3,528,530    3,528,530
  Retained earnings                                       720,896      609,476
                                                       ----------   ----------
                                                        4,249,426    4,138,006
                                                       ----------   ----------

          Total Liabilities and Stockholders' Equity   $4,523,238   $4,374,413
                                                       ==========   ==========



--------------------

The accompanying notes are an integral part of these financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the Years Ended September 30,
                                           ------------------------------------
                                              2004         2003         2002
                                           ----------   ----------   ----------

Net Sales                                  $4,756,439   $4,474,308   $5,021,931

Cost of Sales                               2,316,304    2,264,902    2,463,209
                                           ----------   ----------   ----------

Gross Profit                                2,440,135    2,209,406    2,558,722
                                           ----------   ----------   ----------

Other Costs:
  Selling, general and administrative       1,713,325    1,523,751    1,503,001
  Research and development                    508,287      489,930      360,111
  Amortization                                 40,469       40,298       63,610
                                           ----------   ----------   ----------
          Total Other Costs                 2,262,081    2,053,979    1,926,722
                                           ----------   ----------   ----------

Income from Operations                        178,054      155,427      632,000

Other Income (Expense), Net                    23,030       11,451       23,111
                                           ----------   ----------   ----------

Income before Income Taxes                    201,084      166,878      655,111

Provision for Income Taxes                     89,664       57,953      274,584
                                           ----------   ----------   ----------

Net Income                                 $  111,420   $  108,925   $  380,527
                                           ==========   ==========   ==========


Income per Share:
  Basic income per common share            $     0.01   $     0.01   $     0.05
                                           ==========   ==========   ==========

  Diluted income per common share          $     0.01   $     0.01   $     0.05
                                           ==========   ==========   ==========

  Basic weighted average common shares
    outstanding                             7,913,712    7,960,676    8,067,286

  Diluted weighted average common shares
    outstanding                             7,976,833    7,986,448    8,154,570



--------------------

The accompanying notes are an integral part of these financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


                                        Common Stock
                                        No Par Value
                                ----------------------------
                                   Number          Common                         Total
                                     of            Stock          Retained     Stockholders'
                                   Shares          Amount         Earnings        Equity
                                ------------    ------------    ------------   ------------
Balances, October 1, 2001          8,067,812    $  3,748,724    $    120,024   $  3,868,748

Purchases and Retirement of
  Common Shares                      (26,500)        (46,878)             --        (46,878)

Net Income for the Year Ended
  September 30, 2002                      --              --         380,527        380,527
                                ------------    ------------    ------------   ------------

Balances, September 30, 2002       8,041,312       3,701,846         500,551      4,202,397

Purchases and Retirement of
  Common Shares                     (127,600)       (173,316)             --       (173,316)

Net Income for the Year Ended
  September 30, 2003                      --              --         108,925        108,925
                                ------------    ------------    ------------   ------------

Balances, September 30, 2003       7,913,712       3,528,530         609,476      4,138,006

Net Income for the Year Ended
  September 30, 2004                      --              --         111,420        111,420
                                ------------    ------------    ------------   ------------

Balances, September 30, 2004       7,913,712    $  3,528,530    $    720,896   $  4,249,426
                                ============    ============    ============   ============


--------------------

The accompanying notes are an integral part of these financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                For the Years Ended September 30,
                                                         --------------------------------------------
                                                             2004            2003            2002
                                                         ------------    ------------    ------------
Cash Flows from Operating Activities:
  Net income                                             $    111,420    $    108,925    $    380,527
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                            70,087          66,641          84,784
      Writedown of property, plant and equipment                   --          16,500           5,300
      Reduction of allowance for loans and advances
        to employee                                                --              --         (47,790)
      Interest accrued on loans and advances to
        employees and related parties                          (2,313)         (2,382)         (2,810)
      Provision for obsolete and slow moving inventory         70,386         109,635          52,875
      Provision for (recovery of) bad debts, returns
        and allowances                                         13,609         (43,000)         50,003

  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, net          (282,918)          4,024         217,208
    (Increase) decrease in inventory                          (76,807)         (1,986)        263,829
    (Increase) decrease in deferred tax assets                (28,321)         24,862          28,087
    (Increase) decrease in other assets                         3,256         (25,792)          1,275

    (Increase) decrease in prepaid items and other
      current assets                                          117,773        (135,205)        (38,705)
    Increase (decrease) in accounts payable and
      accrued expenses and income taxes payable                35,862        (136,824)         70,095
    Increase in deferred revenue                                5,750              --              --
    Increase (decrease) in deferred tax liability              (4,207)          5,593          (4,923)
                                                         ------------    ------------    ------------
        Net cash provided by (used in) operating
          activities                                           33,577          (9,009)      1,059,755
                                                         ------------    ------------    ------------

Cash Flows from Investing Activities:
  Proceeds from repayment of employee loans                     6,500          10,000          57,261
  Loans and advances to employees                                  --              --          (1,436)
  Acquisition of intangible assets                             (2,187)         (2,608)         (8,621)
  Purchases of property, plant and equipment                  (20,887)        (63,409)        (16,805)
                                                         ------------    ------------    ------------
        Net cash provided by (used in) investing
          activities                                          (16,574)        (56,017)         30,399
                                                         ------------    ------------    ------------

Cash Flows from Financing Activities:
  Repurchase of common stock                                       --        (173,316)        (46,878)
                                                         ------------    ------------    ------------
        Net cash used in financing activities                      --        (173,316)        (46,878)
                                                         ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                                  17,003        (238,342)      1,043,276

Cash and Cash Equivalents, beginning of year                2,305,556       2,543,898       1,500,622
                                                         ------------    ------------    ------------

Cash and Cash Equivalents, end of year                   $  2,322,559    $  2,305,556    $  2,543,898
                                                         ============    ============    ============

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                          For the Years Ended September 30,
                                                     ------------------------------------------
                                                         2004           2003           2002
                                                     ------------   ------------   ------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                         $         --   $         --   $         --
                                                     ============   ============   ============
    Income taxes                                     $     21,400   $    271,300   $    186,960
                                                     ============   ============   ============


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

Segment Information
-------------------

The Company has one operating segment comprised of its bipolar electrosurgical generators and instrumentation products. The Company's business is conducted entirely in the United States. Major customers are discussed in Note 10.

Fair Value of Financial Instruments
-----------------------------------

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, receivables, accounts payable and other accrued expenses approximate fair value because of their short maturities.

Reclassifications
-----------------

Certain reclassifications have been made to prior year balances to conform to the current presentation.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------

The Company sells its products to U.S. based national and international distributors and dealers which include Codman and Shurtleff, Inc. ("Codman"), an affiliate of a major medical company. A significant part of the Company's sales are made pursuant to a distribution agreement with Codman, the Company's largest customer, which provides for worldwide exclusive distribution rights of neurosurgery products during the term of this agreement. This distribution agreement includes a minimum purchase obligation which is adjusted annually during the term of the agreement. It also includes a price list for the specified products, which is fixed for a period of time, after which these prices are subject to adjustment by the Company due to changes in manufacturing cost or technological improvements to the products. In November, 2003 this agreement was extended for three months to March 31, 2004, with a minimum purchase obligation during this period of $1,000,000. In March, 2004 the agreement was further extended for three months through June 30, 2004, with a minimum purchase obligation during that period of $1,000,000 and on June 29, 2004 it was extended again through September 30, 2004 with the same $1,000,000 minimum purchase obligation during that period. All other terms of the distribution agreement remained in full force and effect for the year ended September 30, 2004. (See Subsequent Events for explanation of a new agreement with this customer).

During the three months ended March 31, 2004, Codman elected to pay the Company $57,920, pursuant to the distribution agreement in lieu of purchasing approximately $116,000 of product which would have been required to meet the minimum purchase obligation under the agreement, as extended, for the period. The Company received the payment on April 16, 2004. The amount received is included in sales for the year ended September 30, 2004. Had this amount not been recorded, sales would have been $4,698,519 for the year ended September 30, 2004 and gross profit would have been $2,382,215 (50.7% of sales). No such payment to the Company was required in the quarters ended June 30, 2004 or September 30, 2004.

Product revenue is recognized when the product has been shipped which is when title and risk of loss has been transferred to the customer. Service revenue substantially relates to repairs of products and is recognized when the service has been completed. Revenues from license and royalty fees are recorded when earned.

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

Property, Plant and Equipment (Continued)
-----------------------------------------

Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the gains or losses are reflected in the results of operations. Routine maintenance and repairs are charged to expense as incurred.

Intangible Assets and Goodwill
------------------------------

Intangible assets, consisting of patents, licensing agreements, proprietary know-how, logos and cost of acquisition are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter. Acquisition costs have been capitalized and are being amortized over 5 years. All other intangible assets, except for goodwill, are being amortized over periods ranging from 10 to 17 years.

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. Pursuant to adoption of this accounting standard, on October 1, 2001, a transitional impairment test was completed on March 31, 2002, and no impairment was identified. Subsequent impairment tests have been performed annually as of March 31, 2003 and 2004 and no impairment has been identified. In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective October 1, 2001. Therefore, goodwill has not been amortized in any year presented in these financial statements.

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 144). Pursuant to SFAS 144 long-lived assets, or asset groups and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset, or asset groups, and its eventual disposition. Measurement of an impairment loss for long-lived assets, or asset groups, and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets, or asset groups and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Research and Development
------------------------

Costs associated with development of new products are charged to operations as incurred.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
-----------------

Advertising expenditures relating to the advertising and marketing of the Company's products and services are expensed in the period the advertising costs are incurred. Prior to 2003, substantially all cost of such product marketing and advertising had been borne by the Company's major distributors. During the year ended September 30, 2003, due to the Company's strategy shift to market and sell the Bident dental products utilizing the Company's proprietary resources, the Company incurred marketing and advertising costs of approximately $161,000. For the year ended September 30, 2004, these costs were approximately $130,000.

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

                                                       September 30,
                                         ------------------------------------------
                                             2004           2003           2002
                                         ------------   ------------   ------------
      Additional compensation expense,
        net of tax effect                $     56,229   $     57,180   $     89,333
      Pro forma net income                     55,191         51,745        291,194
      Pro forma income per share:
        Basic                                    0.01           0.01           0.04
        Diluted                                  0.01           0.01           0.04

Recent Accounting Pronouncement
-------------------------------

In November, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not expect the adoption of this pronouncement to have a material impact on its future financial condition or results of operations.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




2. ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable consists of the following:

                                             September 30,
                                        -----------------------
                                           2004         2003
                                        ----------   ----------

            Accounts receivable         $  661,704   $  378,786
            Less:  Allowances               15,480        1,871
                                        ----------   ----------

                                        $  646,224   $  376,915
                                        ==========   ==========

The Company provided for estimated doubtful accounts through charges to selling, general and administrative expenses for $5,179, $ - 0 - and $50,003 for the years ended September 30, 2004, 2003 and 2002, respectively, and wrote-off $ - 0
- , $ - 0 - , and $34,375, respectively, against this allowance for these periods.

In addition, during the year ended September 30, 2004 the Company increased the allowance by approximately $8,400 based on its experience with sales returns, primarily related to medical products and instruments.

During the year ended September 30, 2003, the Company recorded a benefit of $43,000 arising from the collection of an account receivable which had been previously provided for, and further reduced the allowance by approximately $2,700.


3.  INVENTORY

The Company provides an allowance for slow moving and potentially obsolete inventory. Inventory consists of the following:

                                                         September 30,
                                                   -----------------------
                                                      2004         2003
                                                   ----------   ----------

            Finished goods                         $   94,405   $   88,401
            Work-in-process                           396,810      316,600
            Materials and parts                       424,052      433,459
                                                   ----------   ----------
                                                      915,267      838,460
            Less: Allowance for slow moving
                     and obsolete inventory           133,663       63,277
                                                   ----------   ----------

                                                   $  781,604   $  775,183
                                                   ==========   ==========

The Company provided for obsolete and slow moving inventory through charges to cost of sales for $70,386, $109,635 and $52,875 in the years ended September 30, 2004, 2003 and 2002, respectively, and wrote off $ - 0 - , $134,928 and $41,183, respectively, against this allowance in these periods.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




4. PROPERTY, PLANT AND EQUIPMENT

                                                                            September 30,
                                                Useful Life       ----------------------------------
                                                  (Years)             2004                 2003
                                                  -------         -------------        -------------
      Land                                           -            $      11,953        $      11,953
      Buildings and improvements                  15 - 39               103,467               94,832
      Furniture and fixtures                       5 - 7                 17,953               17,953
      Laboratory equipment                         5 - 10               378,159              370,119
      Office equipment                                 5                185,530              181,318
      Leasehold improvements                       3 - 5                  9,413                9,413
                                                                  -------------        -------------
                                                                        706,475              685,588
      Less:  Accumulated depreciation
                   and amortization                                     558,508              528,891
                                                                  -------------        -------------

                                                                  $     147,967        $     156,697
                                                                  =============        =============

Depreciation is reflected in both cost of sales and selling, general and administrative expenses. Total depreciation for the years ended September 30, 2004, 2003 and 2002 was $29,617, $26,343 and $21,174, respectively. In addition, in accordance with SFAS 144, the Company wrote down certain molding equipment intended to be utilized in the production of certain disposable surgical products, to their estimated fair values. For the years ended September 30, 2004, 2003 and 2002, the Company wrote down $ - 0 - , $16,500 and $5,300, respectively. These write downs are included in the statement of operations under the caption "Other Income (Expense), Net".


5. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                             September 30,
                                         Useful Life    -----------------------
                                           (Years)         2004         2003
                                          ----------    ----------   ----------

Patents/trademarks/logos, licensing
  agreements                                  17        $  573,804   $  571,617
Proprietary know-how                          15           452,354      452,354
Acquisition costs                              5            55,969       55,969
                                                        ----------   ----------
                                                         1,082,127    1,079,940
Less:  Accumulated amortization                            863,729      823,259
                                                        ----------   ----------

                                                        $  218,398   $  256,681
                                                        ==========   ==========

Total amortization for the years ended September 30, 2004, 2003 and 2002 was $40,470, $40,298 and $63,610, respectively. Amortization for the years ended September 30, 2005, 2006, 2007, 2008 and 2009 is estimated to be $40,778,
$40,778, $40,665, $40,131 and $34,902, respectively.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




5. INTANGIBLE ASSETS (Continued)

During the year ended September 30, 2003, a patent for the technology underlying the "aperiodic" wave form utilized in some of the Company's products expired. The remaining patent, which relates to the Company's current bipolar electrosurgical generators, expires in the fiscal year ending September 30, 2011.


6. RELATED PARTY TRANSACTIONS

Loans Receivable
----------------

On July 6, 1998, Jerry L. Malis, a principal shareholder, director and officer of the Company, borrowed $15,015 from the Company. The note is payable on demand and has a stated rate of interest of 5.42%, the then current "Applicable Federal Rate" as set forth under the Internal Revenue Code. The Company has additional loans due from Jerry L. Malis payable on demand with similar interest terms as stated above ranging from 4.83% to 6.97%. The collective loans, which total $41,792 as of September 30, 2004, are partially secured by 5,833 shares of common stock of the Company. As of September 30, 2004 the pledged stock had a value of approximately $9,333.

The balance of these loans is included on the balance sheet under the caption "prepaid items and other current assets" and as of September 30, 2004 and 2003, was $41,792 and $45,979, respectively, which includes accrued interest of $20,461 and $18,148, respectively.

Consulting Services
-------------------

During 2004, 2003 and 2002 the Company engaged R.H. Dick and Company, Inc., a corporation owned by Robert H. Dick, a director of the Company, to provide certain investment banking and consulting services. For the years ended September 30, 2004, 2003 and 2002 the Company incurred consulting fees for these services, excluding reimbursement of out-of-pocket expenses in an amount totaling $7,500, $10,000 and $10,000, respectively. As of September 30, 2004 and 2003, the Company owed R.H. Dick and Company $ - 0 - and $5,000, respectively. The liability is reflected on the balance sheet under the caption "accounts payable and accrued expenses".

Also, commencing in June 2004 the Company engaged Bruce Murray, a director, to provide certain business consulting services. The fees for these services totaled $30,025, excluding reimbursements of out-of-pocket expenses. The amount owed Bruce Murray at September 30, 2004 was $12,128 and is reflected on the balance sheet under the caption "accounts payable and accrued expenses".


7. LINE OF CREDIT

The Company has a line of credit of $1,000,000 with Wachovia Bank, formerly First Union National Bank, which calls for interest to be charged on any loans under this line equal to the bank's national commercial rate. The line is unsecured and any borrowing under the line would be payable on demand, require monthly interest payments on any unpaid principal and a reduction of any loan balance to zero for a minimum of thirty consecutive days during each twelve month period. In addition, the loan covenant calls for a minimum tangible net worth of no less than $3,000,000 during the term of the extended line of credit. At September 30, 2004 and 2003, there were no outstanding balances under this line.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




8. COMMITMENTS AND CONTINGENCIES

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

On September 19, 2002, the Company was served with a complaint that was filed in the Superior Court of the State of Arizona, County of Maricopa, entitled Jeffrey Turner and Cathryn Turner et al v. Phoenix Children's Hospital, Inc., et al, (CV 2002-010791) in which the Company was named as one of the defendants. The plaintiffs seek damages from all defendants for permanent brain damage suffered by a four year old girl during a surgery that took place in June 2000. The alleged damages sought by the plaintiffs against all parties are in excess of the Company's product liability insurance policy limit of $1,000,000, and the Company's net worth. The claim against the Company is a products liability claim. The Company's product liability insurance carrier is providing the Company's defense in this matter. This insurance coverage has a $10,000 deductible that applies to attorney fees and damages which has been provided for in other costs under selling, general and administrative expense for the year ended September 30, 2002. In an answer that was filed on November 26, 2002, the Company denied any wrongdoing. The Company believes the claim is without merit and is vigorously defending itself in this action. This case is currently in the discovery process.

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

Employment Agreement
--------------------

On October 1, 2002 the Compensation Committee of the Board of Directors approved a base salary of $220,000 for Jerry L. Malis, the Chairman and CEO of the Company. His base salary for the years ended September 30, 2004, 2003 and 2002 were approximately $220,000, $220,000 and $199,000.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




9. COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreement (Continued)
--------------------

Subsequent to September 30, 2002, the Compensation Committee of the Board of Directors approved a $25,000 cash bonus to Mr. Malis for services rendered during the year ended September 30, 2002. The bonus was accrued for the year ended September 30, 2002 and is reflected on the statement of operations in "selling, general and administrative expenses".

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

Stock Option Plans
------------------

On July 6, 1988, the Company adopted a Nonqualified Employee Stock Option Plan (the "1988 Plan") pursuant to which 500,000 shares of Common Stock were reserved for issuance to employees, officers, directors or consultants of the Company. Options granted pursuant to this plan were nontransferable and expired if not exercised after ten years from the date of grant or for such lesser term as approved by the Board of Directors. Options were granted in such amounts and at such prices as determined by the Board of Directors, but the price per share could not be less than the fair market value of the Company's Common Stock as of the date of grant.

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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




9. COMMITMENTS AND CONTINGENCIES (Continued)

Following is a summary of the Company's various stock option plans:

                                                                                                             Weighted
                                                                                                             Average
                                                                            Range of         Weighted        Remaining
                                                                            Exercise         Average        Contractual
                                                                             Prices          Exercise          Life
                                                           Shares           Per Share         Price           (Years)
                                                        ------------      ------------     ------------    ------------
Options outstanding at October 1, 2001                       483,075      $1.13 - 4.25     $       2.29         7.39

Granted                                                       47,500       1.85 - 2.75             2.42         9.64
Exercised                                                         --                --               --
Surrendered, forfeited or expired                            (12,725)      1.13 - 4.25             2.55         5.38
                                                        ------------      ------------     ------------

Options outstanding at September 30, 2002                    517,850       1.13 - 4.25             2.30         6.31

Granted                                                       50,000       1.06 - 1.70             1.22         9.46
Exercised                                                         --                --               --
Surrendered, forfeited or expired                            (88,000)      1.50 - 3.63             3.11         2.47
                                                        ------------      ------------     ------------

Options outstanding at September 30, 2003                    479,850       1.06 - 4.25             2.04         6.55

Granted                                                       30,000          1.79                 1.79         9.50
Exercised                                                         --                --               --           --
Surrendered, forfeited or expired                             (2,600)      1.85 - 4.25             3.79         1.63
                                                        ------------      ------------     ------------

Options outstanding at Setpember 30, 2004                    507,250      $1.06 - 3.75     $       2.01         5.96
                                                        ============      ============     ============


As of September 30, 2004, 457,250 of these options outstanding are vested and are exercisable at prices ranging from $1.06 to $3.75 which correspond to a weighted average exercise price of $1.97 and a weighted average remaining contractual life of 5.97 years.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




9. COMMITMENTS AND CONTINGENCIES (Continued)

Assumptions used in the Black-Scholes option valuation model to estimate the value of the Company's options included in pro forma amounts in Note 1 are as follows:

                                                                       For the Years Ended
                                                                          September 30,
                                                      -----------------------------------------------------
                                                      2004                     2003                    2002
                                                      ----                     ----                    ----
   Risk-free interest (based on U.S.
   Government strip bonds on the
   date of grant with maturities
   approximating the expected
   option term)                                       4.00%                3.65% - 4.00%          3.84% - 5.13%

   Dividend yields                                      0%                       0%                     0%

   Volatility factors of the expected
   market price of the Company's
   Common Stock (based on
   historical data)                                   79.70%              158.4% - 163.9%        165.1% - 169.7%

   Expected life of options                          10 Years                 10 Years               10 Years

The weighted average fair value of options granted during the years ended September 30, 2004, 2003 and 2002 were as follows:

                                                              2004            2003            2002
                                                            --------        --------        --------
      Stock Prices Equal to Exercise Price                  $   1.49        $   1.21        $   2.40

      Stock Prices in Excess of Exercise Price              $     --        $     --        $     --

      Stock Prices Less than Exercise Price                 $     --        $     --        $     --

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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




9. COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases
----------------

The Company leases approximately 4,200 square feet of office and warehouse space in an office building in Oaks, Pennsylvania, from GMM Associates, a Pennsylvania general partnership, whose partners are Jerry L. Malis, Leonard I. Malis, (principal shareholders, directors, and/or officers of the Company), and the Francis W. Gilloway Marital Trust, the successor in interest to Thomas Gilloway, an officer of the Company until the time of his death on February 18, 2001. The lease which commenced on July 1, 1995 for a term of five years provided for a monthly base rent of $4,716 (with increases based on increases in the consumer price index) which include costs associated with real estate taxes, maintenance and utilities. During December 2000 the lease was extended for an additional term of five years effective as of July 1, 2000 with a monthly base rent of $4,643 (with increases on June 30th of each year based on increases in the Producer Price Index). All other terms remain the same. The related expense for this lease for the years ended September 30, 2004, 2003 and 2002 was $60,517, $59,608 and $57,740, respectively. As of September 30, 2004, the Company was current on all rental obligations due the related party.

The Company has also entered into leases for certain equipment under operating lease agreements with terms ranging between two and four years.

A schedule of future minimum payments under all operating leases is as follows:

     Years ending September 30,
     --------------------------

                                              Related              Other
                                               Party             Operating
                                            ------------       ------------

                2005                        $     46,400       $     22,244
                2006                                  --             14,958
                2007                                  --              9,147
                2008                                  --                680
                                            ------------       ------------

                                            $     46,400       $     47,029
                                            ============       ============

10. MAJOR CUSTOMERS

For the years ended September 30, 2004, 2003 and 2002, a significant part of the Company's revenues were derived from one major customer pursuant to a distribution agreement under which the Company granted the exclusive right to sell its electrosurgical systems and other products developed by the Company in the field of neurosurgery. Revenues derived from this customer are approximately as follows:

                                                                      Percent of
                                                                        Total
                                                    Revenues           Revenues
                                                    --------           --------

        Year ended September 30, 2004              $ 4,099,000            86%
        Year ended September 30, 2003              $ 4,231,000            95%
        Year ended September 30, 2002              $ 4,515,000            90%

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




10. MAJOR CUSTOMERS (Continued)

At September 30, 2004 and 2003, this customer accounted for approximately 87% and 93%, respectively, of the Company's accounts receivable.


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

In April 2000, the Board of Directors of the Company approved a stock repurchase program continuing a prior program whereby the Company may, from time to time, repurchase on the open market up to 200,000 shares of the Company's Common Stock. In August 2002, the Board of Directors of the Company voted to terminate the then existing program and approved a new program for the repurchase of up to 200,000 shares of the Company's Common Stock. During the fiscal years ended September 30, 2004, 2003 and 2002, the Company repurchased for retirement - 0 - , 127,600 and 26,500 shares at an aggregate cost of $ - 0 - , $173,316 and $46,878, respectively.

Preferred Stock
---------------

The Company is authorized to issue 487 shares of preferred stock, $1,000 par value. The holders of the preferred stock would have no voting rights or preemptive rights. Upon liquidation of the Company, a $1,000 per share liquidating dividend must be paid upon each issued and outstanding share of preferred stock before any liquidating dividend is paid on the Common Stock. For each of the years ended September 30, 2004, 2003 and 2002, there were no issued or outstanding preferred shares, and the Company has no intention to issue any preferred stock in the immediate future.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




12. EARNINGS PER SHARE

                                                    For the Years Ended
                                                       September 30,
                                           ------------------------------------
                                              2004         2003         2002
                                           ----------   ----------   ----------

Basic Income Per Share:
  Income available to common
    shareholders                           $  111,420   $  108,925   $  380,527
                                           ==========   ==========   ==========

  Weighted average shares outstanding       7,913,712    7,960,676    8,067,286
                                           ==========   ==========   ==========

Basic Income Per Share                     $     0.01   $     0.01   $     0.05
                                           ==========   ==========   ==========

Diluted Income Per Share:
  Income available to common
    shareholders                           $  111,420   $  108,925   $  380,527
                                           ==========   ==========   ==========

  Weighted average shares outstanding       7,913,712    7,960,676    8,067,286

  Dilutive shares issuable in connection
  with stock plans                             63,121       25,772       87,284
                                           ----------   ----------   ----------

  Diluted weighted average common
    shares outstanding                      7,976,833    7,986,448    8,154,570
                                           ==========   ==========   ==========

  Diluted Income Per Share                 $     0.01   $     0.01   $     0.05
                                           ==========   ==========   ==========

Options to purchase 507,250, 479,850 and 517,850 shares of common stock were outstanding at September 30, 2004, 2003 and 2002, respectively, and 302,250, 314,850 and 68,100 of these shares were not included in the computation of diluted earnings per share in accordance with SFAS 128, as the potential shares are considered anti-dilutive.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




13. PROVISION FOR INCOME TAXES

Provision for income taxes is as follows:

                                           For the Years Ended
                                               September 30,
                                  -------------------------------------
                                     2004          2003         2002
                                  ----------    ----------   ----------

         Current:
           Federal                $   81,350    $   19,075   $  204,500
           State                      32,550        12,790       40,200
                                  ----------    ----------   ----------
                                     113,900        31,865      244,700
                                  ----------    ----------   ----------

         Deferred:
           Federal                   (21,840)       18,392       20,703
           State                      (2,396)        7,696        9,181
                                  ----------    ----------   ----------
                                     (24,236)       26,088       29,884
                                  ----------    ----------   ----------

                                  $   89,664    $   57,953   $  274,584
                                  ==========    ==========   ==========

The Company's effective tax rate was 44.6%, 34.7% and 41.9% for the years ended September 30, 2004, 2003 and 2002, respectively. Reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                             For the Years Ended
                                                                September 30,
                                                 -------------------------------------------
                                                   2004             2003             2002
                                                 --------          --------         --------
   Computed at the statutory rate                    30.7 %            28.3 %           34.0 %
   State taxes net of federal tax benefit             6.9               7.2              6.6
   Other                                              7.0              (0.8)             1.3
                                                 --------          --------         --------

                                                     44.6 %            34.7 %           41.9 %
                                                 ========          ========         ========

                  VALLEY FORCE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




13. PROVISION FOR INCOME TAXES (Continued)

Certain items of income and expense are recognized in different years for financial reporting and income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. The items that give rise to deferred income taxes are as follows:

                                                                 September 30,
                                                            -----------------------
                                                               2004         2003
                                                            ----------   ----------
         Deferred Tax Assets:
           Difference in capitalization of inventory cost   $   73,468   $   50,670
           Difference in reporting bad debts                     6,284          761
                                                            ----------   ----------

         Total Deferred Income Taxes                        $   79,752   $   51,431
                                                            ==========   ==========

         Deferred Tax Liability:
           Difference in reporting depreciation and
             amortization on long-term assets               $   15,743   $   19,950
                                                            ----------   ----------

         Total Deferred Income Taxes                        $   15,743   $   19,950
                                                            ==========   ==========

14. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of short-term cash investments and trade receivables. The Company maintains substantially all of its banking activities with one bank and cash balances throughout the year generally exceeded the federally insured limits of the FDIC and SIPC of $100,000. The Company typically invests cash balances which exceed $100,000 in money market accounts, money market mutual funds or short-term municipal securities. At September 30, 2004 and 2003, the balances the Company held in these securities was approximately $2,234,000 and $2,163,000, respectively. As indicated in Note 10, at September 30, 2004 and 2003, accounts receivable from the Company's largest customer comprised approximately 87% and 93%, respectively, of its net accounts receivable. Because these receivables are due from a subsidiary of a major medical products company, and arose from sales pursuant to an agreement with this company, management believes that its potential credit risk associated with this receivable is minimal.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




15. QUARTERLY RESULTS (UNAUDITED)

The following table presents selected unaudited quarterly operating results for the Company's eight quarters ended September 30, 2004 for continuing operations. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results.

                            First         Second          Third          Fourth
Fiscal 2004                Quarter        Quarter        Quarter         Quarter         Total
-----------              ------------   ------------   ------------   ------------    ------------
Net sales                $  1,199,469   $  1,132,771   $  1,274,389   $  1,149,810    $  4,756,439
Gross profit                  644,165        620,907        652,321        522,742       2,440,135
Income (loss) from
  operations                  121,858         13,612        109,721        (67,137)        178,054
Net income (loss)              72,979          7,579         65,006        (34,144)        111,420
Basic and diluted net
  income (loss) per
  common share           $       0.01   $       0.00   $       0.01   $      (0.00)   $       0.01

Fiscal 2003
-----------

Net sales                $  1,019,942   $  1,289,136   $  1,081,872   $  1,083,358    $  4,474,308
Gross profit                  486,355        665,733        583,749        473,569       2,209,406
Income from operations         60,639         45,742         43,230          5,816         155,427
Net income                     40,139         29,593         37,353          1,840         108,925
Basic and diluted net
  income per common
  share                  $       0.01   $       0.00   $       0.01   $       0.00    $       0.01

16. SUBSEQUENT EVENTS

On October 22, 2004 the Company executed an Option Agreement with Dr. Leonard I. Malis, a director and stockholder of the Company, giving the Company the right to purchase from Dr. Malis his "Malis" trademark as registered with the U.S. Patent and Trademark Office. The Company paid Dr. Malis $35,000 for this option which terminates on September 30, 2005. This option is renewable on an annual basis through October 1, 2008, and the agreement provides a schedule of amounts that are required to be paid for each annual renewal period. If all renewal periods are utilized the total that would be paid by the Company to extend the option through September 30, 2009 would be $175,000. The exercise price of the option is $4,157,504 that would be paid with an initial payment of $159,904, and the execution of a note payable to Dr. Malis for $3,997,600 which includes interest. This note would be secured by a security interest in the Company's rights to the "Malis" trademark, and certain of the Company's patents.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




16. SUBSEQUENT EVENTS (Continued)

On October 25, 2004 the Company executed a Supply and Distribution Agreement ("the Agreement"), with Stryker Corporation (a Michigan corporation), ("Stryker"), which provides for the Company to supply to Stryker and for Stryker to distribute exclusively, on a world-wide basis, a generator for the percutaneous treatment of pain. The Agreement is for a term of five years after the first acceptance of the generator by Stryker, which was on November 11, 2004.

There is a minimum purchase obligation that is specified by "Agreement Year". The first Agreement Year commenced on the date of the first acceptance by Stryker of a generator product delivered by the Company as ready for commercial sale, which was November 11, 2004, and ends on the last day of the calendar quarter in which the first anniversary date of such inception date occurs. In the first Agreement Year Stryker is required to make minimum purchases of $937,500 comprised of demonstration and commercial sales units. In the second and third Agreement Years, Stryker is required to make minimum purchases in each year of $487,500 of commercial sales units.

On or before the beginning of the last calendar quarter of the third Agreement Year, and each Agreement Year thereafter, the Company and Stryker will conduct good faith negotiations regarding the minimum purchase obligation for the next Agreement Year. Also, during the first two months of the last calendar quarter in any Agreement Year, the Company and Stryker will conduct good faith negotiations regarding changes in prices that will take effect on the first day of the ensuing Agreement Year. Any price increase is limited to 3% over the price in effect for the preceding Agreement Year. The Agreement also provides Stryker certain rights for other new product concepts developed by the Company in both pain control and expanded market areas. The Agreement contains various terms related to the provision of repair services for the product by the Company and maintenance of spare parts, the distributor's obligation to market the product, to provide training to sales personnel, and other provisions.

On October 15, 2004, the Company executed a new agreement with Codman & Shurtleff, Inc., its largest customer, ("Codman"), for the period October 1, 2004 through December 31, 2005. The agreement provides for exclusive worldwide distribution rights of the Company's existing neurosurgery products in the fields of neurocranial and neurospinal surgery until March 31, 2005, and non-exclusive rights in these fields from April 1, 2005 through December 31, 2005. The agreement also includes a price list for the specified products, and a minimum purchase obligation of $1,000,000 per calendar quarter through March 31, 2005. There is no minimum purchase obligation for the period April 1, 2005 through December 31, 2005. The agreement also provides that the above-indicated periods of exclusive and nonexclusive distribution rights can each be extended by mutual consent of the parties.

                          VALLEY FORGE SCIENTIFIC CORP.
                    For Fiscal Year Ended September 30, 2004
                                    FORM 10-K
                                  EXHIBIT INDEX


        Exhibit 10.12 Agreement with Codman & Shurtleff, Inc. dated October 15, 2004.

        Exhibit 10.13 Supply and Distribution Agreement with Stryker Corporation dated October 25, 2004

        Exhibit 10.14          Option Agreement for Malis Trademark with Leonard
                               I. Malis dated October 22, 2004

        Exhibit 23             Consent of Samuel Klein and Company

        Exhibit 31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        Exhibit 32.1 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002