Form 10-K/A
period 2004-09-30
VALLEY FORGE SCIENTIFIC CORP
filed 2005-01-28
CIK 836429

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

                               Yes [_]   No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the closing bid and ask prices as reported by The Nasdaq Stock Market on December 16, 2004 was $7,509,116.

At December 16, 2004 there were 7,913,712 shares of the Registrant's Common Stock outstanding.

                                    PART III
                                    --------

Item 10.  DIRECTORS OF THE REGISTRANT.
--------  ---------------------------

The directors of the Company are as follows:

Name                   Age        Position(s)
----                   ---        -----------
Jerry L. Malis         72         Chairman of the Board, Chief Executive Officer
                                  and President
Leonard I. Malis       85         Director
Bruce A. Murray        68         Director
Robert  H. Dick        61         Director
Louis Uchitel          79         Director

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

     Leonard I. Malis, M.D., an advisor to the Company since its inception in March 1980, has been a director since June 30, 1989. Dr. Malis was Professor and Chairman of the Department of Neurosurgery at Mount Sinai School of Medicine, New York, New York, from 1971 until 1993, and is currently Professor and Chairman Emeritus of the Department of Neurosurgery. Dr. Malis designed and built the first commercial bipolar coagulator in 1955, and his original units were the standard in neurosurgery for many years. Dr. Malis has been issued five United States patents and has designed and trademarked over one hundred instruments. He has published over one hundred articles in medical journals and reviews and is the author of a textbook on neurosurgery.

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

     Robert H. Dick, a member of the audit committee and the compensation committee, has been a director of the Company since June 25, 1997. Mr. Dick has served as President of R.H. Dick & Company since January 1998, which is an investment banking and management consulting firm based in Ocala, Florida. From 1996 to 1998, Mr. Dick was a partner with Boles, Knop & Company, Inc., an investment banking firm in Middleburg, Virginia. Prior to that Mr. Dick served as interim President, Chief Executive Officer and Chief Financial Officer of Biomagnetic Therapy Systems, Inc. (September 1995 - March 1996) and PharmX, Inc. (May 1994 - April 1995). Both companies were clients of Boles, Knop & Company. From 1982 until 1994, Mr. Dick served in various executive roles with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson and a manufacturer of surgical instruments, implants, equipment and other surgical products. Mr. Dick's positions with Codman included Director, Vice-President - New Business Development, Vice President - U.S. Sales and Marketing, and Vice President - International. Mr. Dick retired from Johnson & Johnson in April 1994. From 1978 to 1982, Mr. Dick was President & Chief Executive Officer of Applied Fiberoptics, Inc., a company designing, manufacturing and marketing fiberoptic products for medical and defense applications, and surgical microscopes for microsurgery. Mr. Dick also serves on the board of Span-America Medical Systems, Inc., which designs and manufactures wound management products, and which has securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

     Jerry L. Malis and Dr. Leonard I. Malis are brothers.

                        AUDIT COMMITTEE FINANCIAL EXPERT

     The Company has a standing Audit Committee comprised of three members:
Louis Uchitel, Bruce A. Murray and Robert H. Dick. The Board of Directors has determined that it has an "audit committee financial expert" serving on its Audit Committee as defined by Item 401(h) of Regulation S-K. The Company's audit committee financial expert is Louis Uchitel. Mr. Uchitel is deemed to be "independent" under applicable rules of Nasdaq Stock Market.

                                 CODE OF ETHICS

     Valley Forge Scientific Corp. has adopted a Code of Ethics and Business Conduct applicable to its directors, officers (including its Chief Executive Officer) and employees. A copy of the Code of Ethics and Business Conduct is available on the Company's website at http://www.vlfg.com. The Company intends to post on its website any amendments to, or waivers from, its Code of Ethics promptly following any such amendment or waiver.

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

     Based solely upon a review of reports furnished to the Company, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended September 30, 2004, each director, executive officer and 10% stockholder of the Company's securities made timely filings of all reports require by Section 16 of the Exchange Act.

Item 11.  EXECUTIVE COMPENSATION.
--------  ----------------------

SUMMARY COMPENSATION TABLE

     Summary Compensation Table. The following table sets forth the aggregate compensation paid by the Company with respect to the three fiscal years ended September 30, 2004 to the Company's Chief Executive Officer.

                                                                          Number of Shares
                                                                           of Common Stock
Name and                                                                     Underlying
Principal Position           Fiscal Year       Salary          Bonus       Options Granted
------------------           -----------       ------          -----       ---------------
Jerry L. Malis,                  2004         $220,000           0               ---
  Chief Executive Officer        2003          220,000           0               ---
  and President                  2002          199,000        $25,000            ---

     Aggregate Fiscal Year End Option Values. The following table sets forth the value on September 30, 2004 of unexercised options for the Chief Executive Officer.

                        Number of Shares of Common Stock
                        Underlying Unexercised                Aggregate Value of Unexercised
Name                    Options at September 30, 2004         Options at September 30, 2004
----                    -----------------------------         ------------------------------
Jerry L. Malis (1)           100,000                                   $23,750

----------
(1)  Mr. Malis' options consist of the following:
     - 50,000 shares granted on December 22, 1994 with an exercise price of $2.375 per share, which expired on December 22, 2004, all of which were exercisable at September 30, 2004; and
     - 50,000 shares granted on December 12, 2000 with an exercise price of $1.125 per share and expiring December 12, 2010, all of which were exercisable at September 30, 2004.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------  --------------------------------------------------------------

     The following table sets forth as of January 15, 2005 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each of the named executive officers and Directors, (ii) all executive officers and Directors as a group, and (iii) each person known by the Company to beneficially own more than 5% of the Company's Common Stock based on certain filings made under Section 13 of the Exchange Act. All such information provided by the stockholders who are not executive officers or Directors reflects their beneficial ownership as of the dates specified in the footnotes to the table.

                                                     Amount of
Name and Address of                                  Beneficial       Percentage
Beneficial Owners (1)                                Ownership        Owned
---------------------                                ---------        -----

    (i)   Executive Officers and Directors

Jerry L. Malis (2)(3)                                1,182,276         14.8%
Dr. Leonard I. Malis (2)(6)                            961,242         12.1%
Louis Uchitel (2) (7)                                  311,500          3.9%
Bruce A. Murray (2)(4)                                  54,000            *
Robert H. Dick (2)(5)                                   54,000            *
Marguerite Ritchie (8)                                  20,650            *
Michael Ritchie (9)                                     23,000            *

    (ii)  All Executive Officers and Directors
          as a Group (7 persons)                     2,606,668           32%

    (iii) Certain Beneficial Owners

Russell U. Schenkman (10)                              651,375          8.2%
Daniel Boyer, Ross L. Campbell,
    W. Ward Carey, Phillip N. Hudson and
    James I. Steele (11)                               781,740          9.9%

----------
* less than 1%

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) The mailing address of Messrs. Malis, Murray, Dick, Uchitel and Dr. Malis, directors of the Company, is 136 Green Tree Road, P.O. Box 1179, Oaks, Pennsylvania 19456-1179.
(3) Includes 50,000 shares issuable to Mr. Malis subject to options exercisable currently or within 60 days. Also includes 200,000 shares held in the Malis Family, L.P., a limited partnership in which Jerry L. Malis is the general partner and possesses voting and investment power.
(4) Represents 54,000 shares issuable to Mr. Murray subject to options exercisable currently or within 60 days.
(5) Represents 54,000 shares issuable to Mr. Dick subject to options exercisable currently or within 60 days.
(6) Includes 400,000 shares held in the Leonard and Ruth Malis Family, L.P., a limited partnership in which Dr. Malis is a general partner and possesses voting and investment power.

(7) Includes 40,000 shares issuable to Mr. Uchitel subject to options exercisable currently or within 60 days. Also includes: (i) 15,000 shares owned by Mr. Uchitel's daughter, (ii) 10,500 shares owned by a trust for Mr. Uchitel's granddaughter, and (iii) 31,000 shares owned by Mr. Uchitel's daughter and son-in-law, for which Mr. Uchitel possesses shared investment power.
(8) Includes 19,750 shares issuable to Ms. Ritchie, subject to options exercisable currently or within 60 days.
(9) Represents 23,000 shares issuable to Mr. Ritchie subject to options exercisable currently or within 60 days.
(10) Russell U. Schenkman is the sole trustee of the Frances W. Gilloway Marital Trust and the Frances W. Gilloway Residue Trust (the "Trusts"), which are the record owners of 601,375 shares of the Common Stock and options to purchase 50,000 shares of Common Stock exercisable currently or within 60 days. The Trusts were created under the will of Thomas J. Gilloway to, among other things, own certain shares of the Common Stock beneficially owned by Mr. Gilloway. Mr. Schenkman in his capacity as trustee of the Trusts possesses sole voting and investment power with respect to the shares and therefore is deemed to beneficially own, under applicable regulations of the Securities and Exchange Commission, the 651,375 shares owned of record by the Trusts. Mr. Schenkman disclaims beneficial ownership of all shares owned of record by the Trusts. The address of Mr. Schenkman is 13 Roszel Road, Princeton, New Jersey 08540. Based on information set forth in a Schedule 13G filed under the Exchange Act on January 16, 2002.
(11) These four persons have formed a stockholders' committee and have agreed to operate as a "group" for purposes of Section 13(d) of the Exchange Act. The beneficial ownership of each of these persons based on the information set forth in a Schedule 13D filed under the Exchange Act on February 22, 2002 is set forth below. Daniel Boyer, whose address is c/o Boenning & Scattergood, 601 High Street, Pottstown, PA 19464, beneficially owns 317,390 shares, including the following shares that he shares voting and investment power: 74,390 shares owned by his wife, Ute Boyer; 75,650 shares owned by his daughter, Kim Boyer; and 55,200 shares owned by his son, Alex Boyer. Ross L. Campbell, whose address is 675 Lewis Lane, Ambler, PA 19002, beneficially owns 158,100 shares, which includes 12,000 shares held by him as co-trustee for which he shares voting and investment power and the following shares for which he shares voting and dispositive power: 15,000 shares owned by his wife, Marcia W. Campbell; 6,000 shares owned by his daughter, Jan Campbell; and 6,000 shares owned by his son Ross L. Campbell, Jr. W. Ward Carey, whose address is 21 E. 66th Street, New York, NY 10021 beneficially owns 113,000 shares, which includes: 7,400 shares as to which he shares voting and investment power with his wife, Patricia Carey; 6,000 shares as to which he shares voting and investment power with his son, Alexander Carey; 16,700 shares as to which he shares voting and investment power with his daughter, Daphne Carey; and 2,900 shares as to which he shares voting and investment power with his daughter, Cynthia A. Carey. Phillip N. Hudson, whose address is P.O. Box 160892, San Antonio, TX 78280, beneficiary owns 140,600 shares. James I. Steele, whose address is 30982 Clubhouse Lane, Evergreen, CO 80439, beneficially owns 52,650 shares, including the following shares that he shares voting and investment power:
     10,850 shares owned by his mother, F. Irene Steele; and 4,000 shares owned by his wife, Peggy Steele.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                     Number of shares of
                                                                                   common stock available
                                   Number of shares of                            for future issuance under
                                   common stock to be                                equity compensation
                                 issued upon exercise of     Weighted average      plans at September 30,
                                  outstanding options,       exercise price of     2004 (excluding shares
                                 warrants and rights at     outstanding options    reflected in the first
       Plan Category               September 30, 2004       warrants and rights            column)
       -------------             -----------------------    -------------------   -------------------------
Equity compensation plans
approved by security holders             507,250                   $2.01                  201,500

Equity compensation plans not
approved by security holders                   0                       0                        0
                                         -------                 -------                  -------

Total:                                   507,250                   $2.01                  201,500
                                         =======                 =======                  =======

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  ----------------------------------------------

     Since the late 1960's, Dr. Leonard I. Malis, one of the Company's directors, on an individual basis has been a party to consulting and other agreements with Codman & Shurtleff, Inc., the Company's principal customer. Since 1983, Dr. Malis has been a party to an agreement with Codman & Shurtleff, Inc. under which Dr. Malis receives royalty payments for the use of his Malis(R) trademark on products sold by Codman & Shurtleff, Inc. to end users, including products the Company sells to Codman & Shurtleff, Inc. Dr. Malis has developed and in the future may develop passive hand instruments for Codman & Shurtleff, Inc. with no pecuniary benefits to the Company. On October 22, 2004, the Company entered into an option agreement with Dr. Malis, under which, the Company was granted an option to acquire the Malis(R) trademark from Dr. Malis at any time over a period of five years. The Company paid Dr. Malis $35,000 for the option and is required to pay an annual fee before each anniversary of the option agreement of $20,000 for each of the first two anniversaries and increasing to $60,000 before the fourth anniversary in order to continue the option in effect from year to year. In the event that the Company decides to exercise the option, Dr. Malis will be paid $4,157,504, which includes interest, in twenty six equal quarterly installments of $159,904, and which will be evidenced by a promissory note secured by a security interest in the trademark and certain of the Company's patents.

     The Company has entered into a five year lease commencing on July 1, 2000 for approximately 4,200 square feet of office and warehouse space at a base monthly rent of $4,643 with GMM Associates, a Pennsylvania general partnership. Two of the partners of GMM Associates are Jerry L. Malis and Leonard I. Malis, principal shareholders as well as directors of the Company. The related expense for this lease for the year ended September 30, 2004 was $60,517. The Company believes the rental payments reflect fair rental value for the space.

     For the year ended September 30, 2004, the Company paid legal fees in the amount of $90,060, plus out-of-pocket expenses, to a law firm in which a son-in-law of Jerry L. Malis is a partner.

     For the 2002 and 2003 fiscal years and through May 2004, the Company retained R. H. Dick & Company, Inc., an investment banking and business consulting company owned by Robert H. Dick, one of the Company's directors, to perform investment banking and business consulting services. For the years ended 2003 and 2002, the Company incurred consulting expenses from these services of $10,000 and $10,000, respectively, and from October 1, 2003 to May 31, 2004, the Company incurred consulting expenses of $7,500, excluding reimbursement of out-of-pocket expenses.

     Commencing in June 2004, the Company engaged Bruce A. Murray, a director of the Company, to perform certain business consulting services. For the 2004 fiscal year, the fees for these services totaled $30,025, excluding reimbursement of out-of-pocket expenses.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------  --------------------------------------

     Audit Fees. During fiscal 2004 and 2003, the aggregate fees and expenses billed for professional services rendered by Samuel Klein and Company for the audit of the Company's annual financial statements and review of the Company's quarterly financial statements totaled $95,568 and $81,950, respectively.

     Audit - Related Fees. Samuel Klein and Company did not bill the Company for any professional services during fiscal 2004 and 2003 that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the heading "Audit Fees", above.

     Tax Fees. During fiscal 2004 and 2003, the aggregate fees and expenses billed for professional services rendered by Samuel Klein and Company to the Company for tax compliance, tax advice and tax planning totaled $5,744, and $4,114, respectively.

     All Other Fees. Samuel Klein and Company did not bill the Company for any professional services during fiscal 2004 and 2003 other than those reported under the heading "Audit Fees" and "Tax Fees", above.

     The Company's Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the Company's independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of January, 2005.

                                         VALLEY FORGE SCIENTIFIC CORP.



                                    By:  /s/ JERRY L. MALIS
                                         --------------------------
                                         Jerry L. Malis, President