Form 10-Q
period 2004-12-31
VALLEY FORGE SCIENTIFIC CORP
filed 2005-02-14
CIK 836429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes [_]  No [X]

At February 8, 2005 there were 7,913,712 shares outstanding of the Registrant's no par value Common Stock.

                          VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                                December 31, 2004



                                                                          Page
                                                                          Number
                                                                          ------

Part I - Financial Information

         Item 1. Financial Statements:

         Balance Sheets - December 31, 2004 and September 30, 2004            1

         Statements of Income for the three months
           ended December 31, 2004 and December 31, 2003                      2

         Statements of Cash Flows for the three months
           ended December 31, 2004 and December 31, 2003                      3

         Notes to Financial Statements                                        4

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                       13

         Item 4. Controls and Procedures                                      28

Part II - Other Information                                                   29

                                      (i)

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                    December 31,   September 30,
                                                        2004           2004
                                                    (Unaudited)      (Audited)
                                                    ------------   ------------
ASSETS
------

Current Assets:
    Cash and cash equivalents                       $  2,714,918   $  2,322,559
    Accounts receivable - net                            441,813        646,224
    Inventory                                            669,329        781,604
    Prepaid items and other current assets               246,790        146,411
    Deferred tax assets                                   74,655         79,752
                                                    ------------   ------------
    Total Current Assets                               4,147,505      3,976,550

Property, plant and equipment - net                      170,435        147,967
Goodwill                                                 153,616        153,616
Intangible assets - net                                  208,224        218,398
Other assets                                               7,894         26,707
                                                    ------------   ------------
    Total Assets                                    $  4,687,674   $  4,523,238
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Accounts payable and accrued expenses           $    341,576   $    245,828
    Deferred revenue                                      12,940          5,750
    Income taxes payable                                       -          6,491
                                                    ------------   ------------
    Total Current Liabilities                            354,516        258,069

Deferred Tax Liability                                    15,311         15,743
                                                    ------------   ------------
    Total Liabilities                                    369,827        273,812
                                                    ------------   ------------

Contingency

Stockholders' Equity:
    Preferred stock                                            -              -
    Common stock (no par, 20,000,000 shares
     authorized, shares issued and outstanding
     at December 31, 2004 and September 30,
     2004 - 7,913,712)                                 3,528,530      3,528,530
    Retained earnings                                    789,317        720,896
                                                    ------------   ------------
    Total Stockholders' Equity                         4,317,847      4,249,426
                                                    ------------   ------------

    Total Liabilities and Stockholders' Equity      $  4,687,674   $  4,523,238
                                                    ============   ============

--------------------

See accompanying notes to consolidated financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              For the Three Months Ended
                                                                    December 31,
                                                             ---------------------------
                                                                 2004           2003
                                                             ------------   ------------
Net Sales                                                    $  1,412,376   $  1,199,469

Cost of Sales                                                     648,121        555,304
                                                             ------------   ------------

Gross Profit                                                      764,255        644,165
                                                             ------------   ------------

Other Costs:
    Selling, general and administrative                           440,704        398,337
    Research and development                                      207,695        113,895
    Amortization                                                   10,174         10,075
                                                             ------------   ------------
      Total Other Costs                                           658,573        522,307
                                                             ------------   ------------

Income from Operations                                            105,682        121,858

Other Income - Net                                                  8,106          5,669
                                                             ------------   ------------

Income before Income Taxes                                        113,788        127,527

Provision for Income Taxes                                         45,367         54,548
                                                             ------------   ------------

Net Income                                                   $     68,421   $     72,979
                                                             ============   ============

Income per Share:
    Basic income per common share                            $       0.01   $       0.01
                                                             ============   ============

    Diluted income per common share                          $       0.01   $       0.01
                                                             ============   ============

    Basic weighted average common shares outstanding            7,913,712      7,913,712

    Diluted weighted average common shares outstanding          7,975,552      7,965,977

--------------------

See accompanying notes to consolidated financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               For the Three Months Ended
                                                                      December 31,
                                                              ----------------------------
                                                                  2004            2003
                                                              ------------    ------------
Cash Flows from Operating Activities:
    Net income                                                $     68,421    $     72,979
    Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                 17,666          17,732
      Interest accrued on loans and advances to
        employees and related parties                                 (566)           (616)
      Deferred income taxes                                          4,665          (2,252)
    Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                          204,411         (89,420)
      Inventory                                                    112,275          83,667
      Prepaid items and other current assets                       (99,741)        (14,743)
      Other assets                                                   4,413           4,414
    Increase (decrease) in:
      Accounts payable and accrued expenses
        and income taxes payable                                    89,257          28,904
      Deferred revenue                                               7,190          22,310
                                                              ------------    ------------

      Net cash provided by operating activities                    407,991         122,975
                                                              ------------    ------------

Cash Flows from Investing Activities:
    Purchases of property, plant and equipment                     (15,632)         (1,802)
                                                              ------------    ------------

      Net cash (used in) investing activities                      (15,632)         (1,802)
                                                              ------------    ------------

Net Change in Cash and Cash Equivalents                            392,359         121,173

Cash and Cash Equivalents - Beginning of Period                  2,322,559       2,305,556
                                                              ------------    ------------

Cash and Cash Equivalents - End of Period                     $  2,714,918    $  2,426,729
                                                              ============    ============

Schedule of non-cash operating and investing activities:
    Use of deposit for acquisition of property,
      plant and equipment                                     $     14,400    $          -
                                                              ============    ============

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest                                                $          -    $          -
      Income taxes                                                  42,588               -

--------------------

See accompanying notes to consolidated financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004


NOTE 1 - DESCRIPTION OF BUSINESS:

Valley Forge Scientific Corp. ("VFSC") was incorporated on March 27, 1980, in the Commonwealth of Pennsylvania and is engaged in the business of developing, manufacturing, and selling medical devices and products. On August 18, 1994, VFSC formed a wholly-owned subsidiary, Diversified Electronics Company, Inc. ("DEC"), a Pennsylvania corporation, in order to continue the operations of Diversified Electronic Corporation, a company which was merged with and into VFSC on August 31, 1994. Collectively, VFSC and DEC are referred to herein as the "Company".

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

The accompanying financial statements consolidate the accounts of VFSC and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature, necessary to present fairly the results of operations, financial position, and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

The statements of operations for the three months ended December 31, 2004, are not necessarily indicative of results for the full year.

Earnings per Share
------------------

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which include convertible debentures, stock options, and warrants.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recently Issued Accounting Standards
------------------------------------

In December, 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company in the third quarter of fiscal 2004. The adoption of Interpretation No. 46 had no impact on the Company's results of operations for the quarter ended December 31, 2004, or its financial condition at that date, nor is it expected to have a significant impact in the future.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. This SFAS is effective for most public companies for interim and annual reporting periods beginning after June 15, 2005. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation costs, as well as transition issues related to adopting the new Standard. The Company has been using the intrinsic value method as set forth under APB No. 25 with no stock-based compensation cost reflected in net earnings while complying with footnote disclosure requirements of SFAS No. 123 setting forth the pro forma effect on net earnings of applying fair value recognition to stock based awards. The Company is currently evaluating the requirements of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets an amendment of APB Opinion No. 29." This Statement precludes companies from using the "similar productive assets" criteria to account for non-monetary exchanges at book value with no gain or loss being recognized. Effective for fiscal periods beginning after June 15, 2005, all companies will be required to use fair value for most non-monetary exchanges, recognizing gain or loss, if the transaction meets commercial, substance criteria. The Company does not expect this Standard to have a significant impact on its current consolidated financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recently Issued Accounting Standards (Continued)
------------------------------------------------

In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4" ("SFAS 151"), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). ARB 43 allowed some of these "abnormal costs" to be carried as inventory, whereas the new Standard requires that these costs be expensed as incurred. This Statement is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating what effect, if any, this standard will have on its current consolidated financial statements.

In December 2004, the FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the "Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide accounting guidance on the appropriate treatment of tax benefits generated by the enactment of the Act. The FSP requires that the manufacturer's deduction be treated as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company is awaiting final tax regulations from the IRS before completing its assessment of the impact of adopting FSP FAS 109-1 on its current consolidated financial statements.

Stock-Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company as of January 1, 2003. The Company has not elected a voluntary change in accounting to the fair value based method. Accordingly, the adoption of SFAS No. 148 did not have a significant impact on the Company's results of operations or financial position.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Stock-Based Compensation (Continued)
------------------------------------

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with SFAS 123 and 148, only stock options granted after September 30, 1995, have been included for the Company's pro forma information as follows:

                                                   Three Months Ended
                                                      December 31,
                                               -------------------------
                                                   2004          2003
                                               -----------   -----------

     Net income - as reported                  $    68,421   $    72,979

     Less:  total compensation expense
         determined under fair value
         based method - net of tax effect                -             -
                                               -----------   -----------

     Pro Forma Net Income                      $    68,421   $    72,979
                                               ===========   ===========

     Pro Forma Income Per Share:
         Basic                                 $      0.01   $      0.01
         Diluted                               $      0.01   $      0.01


Revenue Recognition
-------------------

Product revenue is recognized when the product has been shipped, which is when title and risk of loss has been transferred to the customer.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004


NOTE 3 - DISTRIBUTION AGREEMENTS:

The Company sells its products to U.S. based national and international distributors and dealers including those as described below:

Codman and Shurtleff, Inc. ("Codman")
-------------------------------------

A significant part of the Company's sales were made pursuant to a distribution agreement with Codman, an affiliate of a major medical company and the Company's largest customer. The agreement provided for worldwide exclusive distribution rights of neurosurgery products during the term. This distribution agreement included minimum purchase obligations which were adjusted annually during the term of the agreement. It also included a price list for the specified products, which was fixed for a period of time, after which those prices were subject to adjustment by the Company due to changes in manufacturing cost or technological improvements to the products. On October 15, 2004, the Company executed a new agreement with Codman for the period October 1, 2004 through December 31, 2005. The agreement provides for exclusive worldwide distribution rights of the Company's existing neurosurgery products in the fields of neurocranial and neurospinal surgery until March 31, 2005, and non-exclusive rights in these fields from April 1, 2005 through December 31, 2005. The agreement also includes a price list for the specified products, and a minimum purchase obligation of $1,000,000 per calendar quarter, through March 31, 2005. There is no minimum purchase obligation for the period April 1, 2005 through December 31, 2005. The agreement also provides that the above-indicated periods of exclusive and nonexclusive distribution rights can each be extended by mutual consent of the parties.

During the quarter ended December 31, 2004, Codman did not meet its minimum purchase obligation under the agreement for the quarter by approximately $113,000 and is proposing increasing its minimum purchase obligation by such amount for the quarter ended March 31, 2005.

Stryker Corporation ("Stryker")
-------------------------------

On October 25, 2004, the Company executed a Supply and Distribution Agreement ("the Agreement") with Stryker (a Michigan corporation) which provides for the Company to supply to Stryker and for Stryker to distribute exclusively, on a world-wide basis, a generator for the percutaneous treatment of pain. The Agreement is for a term of five years after the first acceptance of the generator by Stryker, which was on November 11, 2004.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004


NOTE 3 - DISTRIBUTION AGREEMENTS (CONTINUED):

Stryker Corporation ("Stryker") (Continued)
-------------------------------------------

There is a minimum purchase obligation that is specified by "Agreement Year." The first Agreement Year commenced on the date of the first acceptance by Stryker of a generator product delivered by the Company as ready for commercial sale, which was November 11, 2004, and ends on the last day of the calendar quarter in which the first anniversary date of such inception date occurs. In the first Agreement Year, Stryker is required to make minimum purchases of $900,000 comprised of demonstration and commercial sales units. In the second and third Agreement Years, Stryker is required to make minimum purchases in each year of $500,000 of commercial sales units.

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

NOTE 4 - OPTION AGREEMENT:

On October 22, 2004, the Company entered into an Option Agreement with Dr. Leonard I. Malis, a director and stockholder of the Company, giving the Company the right to purchase from Dr. Malis his "Malis" trademark at any time over a period of five years. The Company paid Dr. Malis $35,000 for the option and is required to pay an annual fee before each anniversary of the option agreement $20,000 for each of the first two anniversaries and increasing to $60,000 before the fourth anniversary in order to keep the option in effect from year to year. The exercise price of the option is $4,157,504 and would be paid with an initial payment of $159,904 and the execution of a note payable to Dr. Malis for $3,997,600, including interest. This note would be secured by a security interest in the Company's rights to the "Malis" trademark and certain of the Company's patents.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004


NOTE 5 - SUPPLEMENTAL BALANCE SHEET INFORMATION:

Accounts Receivable - Net
-------------------------

                                            December 31,   September 30,
                                                 2004          2004
                                            ------------   ------------
     Accounts receivable                    $    457,293   $    661,704
     Less: Allowances                             15,480         15,480
                                            ------------   ------------
     Accounts receivable - net              $    441,813   $    646,224
                                            ============   ============

Inventory
---------

                                            December 31,   September 30,
                                                 2004          2004
                                            ------------   ------------
     Finished goods                         $    163,376   $     94,405
     Work-in-process                             239,006        396,810
     Materials and parts                         409,449        424,052
                                            ------------   ------------
                                                 811,831        915,267
     Less: Allowances for slow moving
           and obsolete inventory                142,502        133,663
                                            ------------   ------------
                                            $    669,329   $    781,604
                                            ============   ============

Property, Plant and Equipment - Net
-----------------------------------

                                     Useful Life    December 31,   September 30,
                                        (Years)         2004           2004
                                     ------------   ------------   ------------
     Land                                     -     $     11,953   $     11,953
     Buildings and improvements         15 - 39          103,467        103,467
     Furniture and fixtures               5 - 7           17,953         17,953
     Laboratory equipment                5 - 10          406,959        378,159
     Office equipment                         5          186,762        185,530
     Leasehold improvements               3 - 5            9,413          9,413
                                                    ------------   ------------
                                                         736,507        706,475
     Less: Accumulated depreciation
           and amortization                              566,072        558,508
                                                    ------------   ------------
                                                    $    170,435   $    147,967
                                                    ============   ============

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004


NOTE 5 - SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED):

Property, Plant and Equipment - Net (Continued)
-----------------------------------------------

Depreciation amounted to $7,492 and $7,657 for the three months ended December 31, 2004 and 2003, respectively.

Goodwill and Intangible Assets
------------------------------

In accordance with SFAS 142, Goodwill has been reflected on the balance sheet separate from other intangible assets which continue to be amortized. No change in the carrying amount of goodwill was made for the quarter ended December 31, 2004. The Company completed its annual impairment test during the quarter ended March 31, 2004, and no impairment was identified.

Information regarding the Company's other intangible assets is as follows:

                                        December 31, 2004                           September 30, 2004
                           ------------------------------------------   ------------------------------------------
                               Gross                                        Gross
                             Carrying     Accumulated                     Carrying     Accumulated
                               Value      Amortization        Net           Value      Amortization        Net
                           ------------   ------------   ------------   ------------   ------------   ------------
Patents, trademarks and
    licensing agreements   $    573,804   $    506,312   $     67,492   $    573,804   $    503,678   $     70,126
Proprietary know-how            452,354        311,622        140,732        452,354        304,082        148,272
Acquisition costs                55,969         55,969              -         55,969         55,969              -
                           ------------   ------------   ------------   ------------   ------------   ------------
                           $  1,082,127   $    873,903   $    208,224   $  1,082,127   $    863,729   $    218,398
                           ============   ============   ============   ============   ============   ============

Amortization expense of intangible assets amounted to $10,174 and $10,075 for the three months ended December 31, 2004 and 2003, respectively.

Annual amortization expense for intangible assets held as of December 31, 2004, is estimated to be $40,800 for 2005, $40,800 for 2006, $40,700 for 2007, $40,100
for 2008, $34,900 for 2009 and $21,100 thereafter.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004


NOTE 7 - CONTINGENCY:

On September 19, 2002, the Company was served with a complaint that was filed in the Superior Court of the State of Arizona, County of Maricopa, entitled Jeffrey Turner and Cathryn Turner et al v. Phoenix Children's Hospital, Inc., et al, (CV 2002-010791) in which the Company was named as one of the defendants. The plaintiffs seek damages from all defendants for permanent brain damage suffered by a four year old girl during a surgery that took place in June 2000. The alleged damages sought by the plaintiffs against all parties are in excess of the Company's product liability insurance policy limit of $1,000,000, and the Company's net worth. The claim against the Company is a products liability claim. The Company's product liability insurance carrier is providing the Company's defense in this matter. This insurance coverage has a $10,000 deductible that applies to attorney fees and damages, which has been provided for in other costs under selling, general and administrative expense for the year ended September 30, 2002. In an answer that was filed on November 26, 2002, the Company denied any wrongdoing. The Company believes the claim is without merit and is vigorously defending itself in this action. This case is currently in the discovery process.

NOTE 8 - EARNINGS PER SHARE:

                                                        Three Months Ended
                                                           December 31,
                                                    -------------------------
                                                        2004          2003
                                                    -----------   -----------
     Income available to common stockholders        $    68,421   $    72,979
                                                    ===========   ===========
     Weighted average common shares
         outstanding - basic                          7,913,712     7,913,712
     Net effect of dilutive shares issuable in
         connection with stock plans                     61,840        52,265
                                                    -----------   -----------
     Weighted average common shares
         outstanding - diluted                      $ 7,975,552   $ 7,965,977
                                                    ===========   ===========
     Earnings Per Share:
         Basic                                      $      0.01   $      0.01
         Diluted                                    $      0.01   $      0.01

Options to purchase 507,250 and 477,350 shares of common stock were outstanding on December 31, 2004 and 2003, respectively. Of these shares, 445,410 and 425,085 shares were not included in the computation of diluted earnings per share for the three months ended December 31, 2004 and 2003, respectively, in accordance with SFAS 128, as the issuance prices were in excess of the average market price for the period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of Valley Forge Scientific Corp.'s financial condition and results of operations for the quarterly periods ended December 31, 2004 and 2003. This section should be read in conjunction with the financial statements and related notes in Item 1 of this report and Valley Forge Scientific Corp.'s annual report on Form 10-K for the year ended September 30, 2004, which has been filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward looking statements as a result of many factors including but not limited to those under the headings "Special Note Regarding Forward Looking Statements" and "Factors That Might Affect Future Results". Unless the context requires otherwise, references to "we", "us", "our" and "Valley Forge Scientific" refer to Valley Forge Scientific Corp.

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

     For over 20 years, we have had worldwide exclusive distribution agreements with Codman & Shurtleff, Inc. ("Codman"), a subsidiary of Johnson & Johnson, Inc., to market our neurosurgery bipolar electrosurgical systems and other products. On October 15, 2004, we entered into a new agreement with Codman defining our business relationship from October 1, 2004 through December 31, 2005. Under that agreement, Codman continues to be the exclusive worldwide distributor of our existing products in the fields of neuorcranial and neurospinal surgery through March 31, 2005 and the nonexclusive distributor in those fields until December 31, 2005, as those terms may be extended by mutual agreement of the parties. Under the agreement, Codman is also given a limited right of first refusal until March 31, 2005 regarding the marketing of our new multifunctional electrosurgical generator and single use hand switching bipolar instruments in the fields of neurospinal and neurocranial surgery. Historically, we have derived a significant portion of our sales from sales to Codman. For the quarterly period ended December 31, 2004 and the year ended September 30, 2004, 66% and 86%, respectively, of our revenue was derived from sales to Codman.

     Our goal is to be the global leader in the development of bipolar medical devices and other products in specialty surgical and healthcare fields. The key elements of our strategy include:

     o Expanding the use of our new multifunctional bipolar electrosurgical system into other surgical markets, such as, spine, maxillofacial, ENT, orthopedic and general surgery.

     o Increasing revenues in the neurosurgery field with our new multifunctional bipolar electrosurgical system.

     o Expanding our product lines with new products and other applications of our bipolar lesion technology.

Results of Operations

     Results of Operations for the Three Months Ended December 31, 2004 compared to the Three Months Ended December 31, 2003.

     Summary
     -------

     Sales of $1,412,376, for three months ended December 31, 2004 were 18% greater than sales of $1,199,469 for the three months ended December 31, 2003. Operating income was $105,682 for the three months ended December 31, 2004 as compared to $121,858 for the three months ended December 31, 2003. Net income for the three months ended December 31, 2004 was $68,421 as compared to net income of $72,979 for the three months ended December 31, 2003.

Sales

     Total Sales and Gross Margin on Sales:

                                                          Unaudited
                                                     Three Months Ended
                                                         December 31,
                                                      2004         2003
                                                      ----         ----

     Total sales:                                 $1,412,376    $1,199,469
     Cost of sales:                                  648,121       555,304
     Gross profit on sales:                          764,255       644,165
     Gross profit as a percentage of sales:            54%           54%

     The increase in sales in first quarter of the 2005 fiscal year as compared to the first quarter of the 2004 fiscal year reflects new sales to Stryker Corporation of a lesion generator model we developed for the percutaneous treatment of pain, offset by decreased sales to Codman and a decrease in sales of our dental products.

     During the first quarter of fiscal 2005, we had sales to Stryker Corporation of $375,000 pursuant to a supply and distribution agreement we entered into on October 25, 2004. There were no sales of this product during the three months ended December 31, 2003. The supply and distribution agreement is for a term commencing on November 11, 2004 and ending on December 31, 2009, under which Stryker has agreed to make minimum purchases of approximately $900,000 in the first agreement year for a combination of sales demonstration units and commercial sale units and minimum purchases of approximately $500,000 per year for commercial sale units in the each of the second and third agreement years. Minimum purchase requirements for agreement years four and five are to be determined by the parties based on market conditions and other factors. The agreement also provides Stryker certain rights for other new product concepts developed by Valley Forge in both pain control and expanded market areas.

     Sales of our neurosurgical products to, and repair revenue from, Codman & Shurtleff, Inc. decreased to $935,770 in the first quarter of fiscal 2005 as compared to sales of $1,025,965 in the first quarter of 2004. The decrease reflects a difference in the timing of shipments to Codman. On October 15, 2004, we entered into a new agreement with Codman which defines our business relationship from October 1, 2004 to December 31, 2005. Under the new agreement, Codman continues to be the exclusive worldwide distributor of our existing products in the fields of neurocranial and neurospinal surgery through March 31, 2005, and the nonexclusive distributor in those fields until December 31, 2005, as those terms may be extended by mutual agreement of the parties. For the period from October 1, 2004 to March 31, 2005, Codman agreed to make minimum purchases of $1 million per calendar quarter in order to maintain its exclusivity. Codman did not satisfy its minimum purchase requirements for the three months ended December 31, 2004, and Codman is proposing to increase its minimum purchase obligations by approximately $113,000 for the quarter ending March 31, 2005 to make up for the shortfall.

     For the first quarter of fiscal 2005, sales of the Bident(R) Bipolar Tissue Management System for dental applications decreased to $72,827, or 5% of sales, as compared to $170,049, or 14% of sales, for the first quarter of fiscal 2004. We are considering product modifications and other strategies for our dental products.

     Sales by Medical Field:

     The table below sets forth our sales by medical field of "Generators, Irrigators and Other Products" and "Disposable Products" for the three months ended December 31, 2004, and 2003. Sales of "Generators, Irrigators and Other Products" in "Other fields" represent sales to Stryker Corporation and sales of "Disposable Products" in "Other fields" represent sales to Boston Scientific Corporation and direct sales to hospitals.

                                           For the Three Months
                                                         Ended
                                               December 31,
                                            2004         2003
                                            ----         ----
     Generators, Irrigators and
     Other Products
         Neurosurgery field                $481,025     $607,391
         Dental field                        61,509      152,039
         Other fields                       390,000
                                         ----------   ----------
     Total of all fields:                  $932,534     $759,430
                                         ==========   ==========
     Disposable Products
         Neurosurgery field                $411,810     $371,585
         Dental field                        11,318       18,010
         Other fields                        10,520        2,858
                                         ----------   ----------
     Total of all fields:                  $433,648     $392,453
                                         ==========   ==========

     For the first quarter of fiscal 2005, 66% of our sales related to sales of bipolar electrosurgical generators, irrigators and accessories as compared to approximately 59% of our sales for the first quarter of fiscal 2004. Sales of disposable products accounted for approximately 31% of our sales in the first quarter fiscal 2005 as compared to approximately 36% of our sales in the first quarter of fiscal 2004.

Cost of Sales

     Cost of sales was 46% of sales for the three months ended December 31, 2004 and the three months ended December 31, 2003. Gross margin was 54% for the three months ended December 31, 2004 for the three months ended December 31, 2003.

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

Operating Expenses

     Selling, general and administrative expenses, as a percentage of sales, decreased from 33% for the three months ended December 31, 2003 to 31% for the three months ended December 31, 2004. Selling, general and administrative expenses increased to $440,704 for the three months ended December 31, 2004 from $398,337 for the three months ended December 31, 2003. The increase reflects increases in professional fees partially offset by decreases in sales and marketing expenses.

     Research and development expenses were $207,695, or 15% of sales, for the three months ended December 31, 2004 as compared to $113,895, or 9% of sales, for the three months ended December 31, 2003. We will continue to invest in research and development to expand our technological base for use in both existing and additional clinical areas. The increase in research and development expenses in the first quarter of fiscal 2005 was primarily related to the continued development of our new multifunction bipolar electrosurgical generator and instrumentation and also for the completion of the lesion generator model being sold to Styker Corporation.

Other Income

     Other income increased slightly for the three months ended December 31, 2004, to $8,106 from $5,669 for the three months ended December 31, 2003 due primarily to interest income. At December 31, 2004, we had $2,714,918 in cash and cash equivalents as compared to $2,426,726 at December 31, 2003.

Income Tax Provision

     The provision for income taxes was $45,367 for the three months ended December 31, 2004 as compared to $54,548 for the three months ended December 31, 2003. Our effective tax rate for the three months ended December 31, 2004 was approximately 40% as compared to approximately 43% for the three months ended December 31, 2003.

Net Income

     Net income decreased slightly to $68,421 for the three months ended December 31, 2004, as compared to net income of $72,979 for the three months ended December 31, 2003. Basic and diluted income per share was $0.01 for the three months ended December 31, 2004 and the three months ended December 31, 2003.

Liquidity and Capital Resources

     At December 31, 2004, we had $3,792,989 in working capital compared to $3,718,481 at September 30, 2004 and $3,560,999 at December 31, 2003. The
primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances. The cash equivalents are highly liquid with original maturities of ninety days or less.

     Cash provided by operating activities was $407,991for the three months ended December 31, 2004 as compared to $122,975 for the three months ended December 31, 2003. The cash provided by operating activities was mainly attributable to operating profits net of adjustments for non-cash items, a decrease in accounts receivable of $204,411, a decrease in inventory of $112,275 and an increase in accounts payable and accrued expenses and income taxes payable of $89,257, partially offset by an increase in prepaid items and other current assets of $99,741.

     In the first quarter of fiscal 2005, accounts receivable net of allowances decreased by $204,411 to $441,813 at December 31, 2004 from $646,224 at
September 30, 2004. The decrease in accounts receivable was principally due to improved collections and the timing of shipments.

     In the first quarter of fiscal 2005, inventories decreased by $112,275 to $669,329 at December 31, 2004 from $781,604 at September 30, 2004. The decrease was primarily due to improved inventory management and increased sales.

     For the three months ended December 31, 2004, we used $15,632 for the purchase of equipment and building improvements in connection with our manufacturing operations. Net property and equipment increased to $170,435 at December 31, 2004 as compared to $147,967 at September 30, 2004.

     In August 2002, our Board of Directors terminated our then existing stock repurchase plan and authorized a new repurchase plan to purchase up to 200,000 shares of our common stock. We did not purchase any of our stock in the first quarter of fiscal 2005 pursuant to this plan. To date, we have repurchased 154,100 shares of our common stock under the plan, leaving a balance of 45,900 that is available for repurchase under the plan.

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

     At December 31, 2004, we had cash and cash equivalents of $2,714,918. We plan to finance our operating and capital needs principally with cash flows from operations and existing balances of cash and cash equivalents, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the funds we expend in marketing, selling and distributing our products, the success in commercializing our existing products, development and commercialization of products in other clinical markets, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

     We have a line of credit of $1,000,000 with Wachovia Bank, N.A. which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,000,000. Our current tangible net worth exceeds $3,000,000 at December 31, 2004. As of December 31, 2004, there was no outstanding balance on this line.

                USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
                -------------------------------------------------

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

Loss Contingencies

     We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, with respect to our products and involving commercial disputes. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies if we change our assessment of the likely outcome of these matters.

Goodwill Impairment

     We perform goodwill impairment tests on an annual basis and as needed if events or circumstances indicate that goodwill may have been impaired. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill. Impairment is measured by the difference between the recorded value of goodwill and its implied fair value when the fair value of the reporting unit is less than its net book value.

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

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
                -------------------------------------------------

     The information provided in this Quarterly Report on Form 10-Q contains in addition to historic information, "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, but are not limited to statements about: any competitive advantage we may have as a result of our installed base of electrosurgical generators in the neurosurgery market; our belief that our products exceed industry standards or favorably compete with other companies' new technological advancements; the future success of our new products and disposable instrumentation in the neurosurgery and other markets; and our ability, along with the third parties with whom we contract, to effectively distribute and sell our products and the continued acceptance of our products in the marketplace. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements including:

          o    general economic and business conditions;
          o our expectations and estimates concerning future financial performance of our products and the impact of competition;
          o    existing and future regulations affecting our business; and
          o other risk factors described in the sections entitled "Factors that Might Affect Future Results" in this report.

     We do not intend to update or revise these forward looking statements.

                    FACTORS THAT MIGHT AFFECT FUTURE RESULTS
                    ----------------------------------------

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

Our Business Depends Significantly On Key Relationships With Third Parties, Which We May Be Unable To Establish And Maintain.

     Our current business model depends on our entering into and maintaining distribution or alliance agreements with third parties concerning product marketing and sales. Our most important agreement is with the Codman & Shurtleff, Inc., an affiliate of Johnson & Johnson, for the sale of our neurosurgery products. Sales to Codman accounted for 66% of our sales for the first quarter of fiscal 2005, 86% of our sales in fiscal 2004, and 95% of our sales in fiscal 2003. On October 15, 2004, we entered into a new agreement with Codman extending an exclusive distributorship relationship until March 31, 2005 and a nonexclusive distribution relationship until December 31, 2005. Termination or nonrenewal of this relationship would require us to develop other means to distribute our neurosurgery products and could adversely affect our sales, operations and growth.

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

Our Operating Results May Fluctuate

     We have experienced operating losses at various times since our inception. Our operating results, including components of operating results, such as gross margin on product sales, may fluctuate from time-to-time which could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time-to-time in the future. Some of the factors that may cause these fluctuations include, but are not limited to:

     o    the introduction of new product lines;
     o    the level of market acceptance of our products;
     o    the timing of research and development expenditures;
     o timing of the receipt of orders from, and product shipments to, distributors and customers;
     o    timing of expenditures;
     o    changes in the distribution arrangements for our products;
     o    manufacturing or supply delays;
     o    the time needed to educate and train a distributor's sales force;
     o    costs associated with product introduction;
     o    product returns; and
     o    receipt of necessary regulation approvals.

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

     Furthermore, another risk of application to the FDA relates to the regulatory classification of new products or proposed new uses for existing products. In the filing of each application, we are required to make a judgment about the appropriate form and content of the application. If the FDA disagrees with our judgment in any particular case and, for example, requires us to file a Premarket Approval (PMA) application rather than allowing us to market for approved uses while we seek broader approvals or requires extensive additional clinical data, the time and expense required to obtain the required approval might be significantly increased or approval might not be granted. Approved and cleared products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation, and labeling and promotion of medical devices.

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

The Market Price of Our Stock May be Highly Volatile

     During the first quarter of fiscal 2005 and during fiscal 2004 and 2003, our common stock has traded in a range of $1.05 and $2.40 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

Item 4.  CONTROLS AND PROCEDURES
------

     Our management, including our Chief Executive Officer/Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our management, including our Chief Executive Officer/Principal Financial Officer, has concluded that our disclosure controls and procedures are effective. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------

     (a)  Exhibits

          Exhibit 31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Current Reports on Form 8-K

          On October 21, 2004, Valley Forge Scientific Corp. filed a report on Form 8-K regarding a new agreement entered into with Codman & Shurtleff, Inc.

          On October 26, 2004, Valley Forge Scientific Corp. filed a report on Form 8-K regarding a press release concerning new agreements which it entered into.

          On December 22, 2004, Valley Forge Scientific Corp. filed a report on Form 8-K regarding an earnings press release.

                          VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              VALLEY FORGE SCIENTIFIC CORP.


Date: February 14, 2005                   By: /s/ JERRY L. MALIS
                                              -------------------------------
                                              Jerry L. Malis, President and
                                              Chief Executive Officer
                                              (principal financial officer)

                          VALLEY FORGE SCIENTIFIC CORP.
                  For Quarterly Period Ended December 31, 2004
                                    FORM 10-Q
                                  EXHIBIT INDEX



Exhibit 31.1        Certification of the Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1        Certification of the Chief Executive Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002