Form 10-Q
period 2005-03-31
VALLEY FORGE SCIENTIFIC CORP
filed 2005-05-16
CIK 836429

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

                               Yes [ ]     No [X]


At May 10, 2005 there were 7,913,712 shares outstanding of the Registrant's no par value Common Stock.

================================================================================

                          VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                                 March 31, 2005

                                                                           Page
                                                                          Number
                                                                          ------

Part I - Financial Information

         Item 1.  Financial Statements:

         Balance Sheets - March 31, 2005 (unaudited) and
          September 30, 2004 (audited)                                       1

         Unaudited Statements of Income for the six months
          ended March 31, 2005 and March 31, 2004                            2

         Unaudited Statements of Cash Flows for the six months
          ended March 31, 2005 and March 31, 2004                            3

         Notes to Financial Statements                                       4

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                     16

         Item 4. Controls and Procedures                                    34

Part II - Other Information                                                 35

                                       (i)

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,     September 30,
                                                               2005            2004
                                                            (Unaudited)      (Audited)
                                                           ------------    ------------
ASSETS
------

Current Assets:
  Cash and cash equivalents                                $  2,647,334    $  2,322,559
  Accounts receivable - net                                     837,704         646,224
  Inventory                                                     736,115         781,604
  Loans receivable - stockholder/officer                         14,100          41,792
  Prepaid items and other current assets                        185,175         104,619
  Deferred tax assets                                            79,232          79,752
                                                           ------------    ------------
    Total Current Assets                                      4,499,660       3,976,550

Property, plant and equipment - net                             180,952         147,967
Goodwill                                                        153,616         153,616
Intangible assets - net                                         198,050         218,398
Loans receivable - stockholder/officer                           25,259              --
Other assets                                                      3,480          26,707
                                                           ------------    ------------
    Total Assets                                           $  5,061,017    $  4,523,238
                                                           ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                    $    610,356    $    245,828
  Income taxes payable                                           47,038           6,491
  Deferred revenue                                                   --           5,750
                                                           ------------    ------------
    Total Current Liabilities                                   657,394         258,069

Deferred Tax Liability                                           15,313          15,743
                                                           ------------    ------------
    Total Liabilities                                           672,707         273,812
                                                           ------------    ------------

Contingencies

Stockholders' Equity:
  Preferred stock                                                    --              --
  Common stock (no par, 20,000,000 shares authorized,
   shares issued and outstanding at March 31, 2005 and
   September 30, 2004 - 7,913,712)                            3,528,530       3,528,530
  Retained earnings                                             859,780         720,896
                                                           ------------    ------------
    Total Stockholders' Equity                                4,388,310       4,249,426
                                                           ------------    ------------

    Total Liabilities and Stockholders' Equity             $  5,061,017    $  4,523,238
                                                           ============    ============

          See accompanying notes to consolidated financial statements.


                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        For the Three Months Ended      For the Six Months Ended
                                                                 March 31,                      March 31,
                                                        ---------------------------    ---------------------------
                                                            2005            2004           2005            2004
                                                        -----------     -----------    -----------     -----------
Net Sales                                               $ 1,816,029     $ 1,132,771    $ 3,228,405     $ 2,332,240


Cost of Sales                                               834,660         511,864      1,482,781       1,067,168
                                                        -----------     -----------    -----------     -----------

Gross Profit                                                981,369         620,907      1,745,624       1,265,072
                                                        -----------     -----------    -----------     -----------
Other Costs:
  Selling, general and administrative                       490,028         470,208        920,442         868,545
  Merger related professional fees                           71,946              --         82,236              --
  Research and development                                  138,750         127,013        346,445         240,908
  Amortization                                               10,174          10,074         20,348          20,149
                                                        -----------     -----------    -----------     -----------
    Total Other Costs                                       710,898         607,295      1,369,471       1,129,602
                                                        -----------     -----------    -----------     -----------

Income from Operations                                      270,471          13,612        376,153         135,470
                                                        -----------     -----------    -----------     -----------
Other Income (Expense)
  Settlement of lawsuit                                    (150,000)             --       (150,000)             --
  Interest income                                             8,818           5,369         16,924          11,038
                                                        -----------     -----------    -----------     -----------
    Total Other Income (Expense)                           (141,182)          5,369       (133,076)         11,038
                                                        -----------     -----------    -----------     -----------

Income before Income Taxes                                  129,289          18,981        243,077         146,508

Provision for Income Taxes                                   58,826          11,402        104,193          65,950
                                                        -----------     -----------    -----------     -----------

Net Income                                              $    70,463     $     7,579    $   138,884     $    80,558
                                                        ===========     ===========    ===========     ===========
Income per Share:
  Basic income per common share                         $      0.01     $      0.00    $      0.02     $      0.01
                                                        ===========     ===========    ===========     ===========

  Diluted income per common share                       $      0.01     $      0.00    $      0.02     $      0.01
                                                        ===========     ===========    ===========     ===========

  Basic weighted average common shares outstanding        7,913,712       7,913,712      7,913,712       7,913,712

  Diluted weighted average common shares outstanding      7,956,915       7,977,448      7,967,048       7,971,722

     See accompanying notes to consolidated financial statements.


                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  For the Six Months Ended
                                                                          March 31,
                                                                ----------------------------
                                                                    2005            2004
                                                                ------------    ------------
Cash Flows from Operating Activities:
  Net income                                                    $    138,884    $     80,558
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                    35,415          35,194
     Interest accrued on loans and advances to
      employees and related parties                                   (1,092)         (1,167)
     Deferred income taxes                                                90         (15,549)
  Changes in assets and liabilities:
  (Increase) decrease in:
     Accounts receivable                                            (191,480)       (272,061)
     Inventory                                                        45,489           9,497
     Prepaid items and other current assets                          (80,485)         54,398
     Other assets                                                      8,827           8,828
  Increase (decrease) in:
     Accounts payable and accrued expenses
      and income taxes payable                                       405,075          63,356
     Deferred revenue                                                 (5,750)         17,250
                                                                ------------    ------------

      Net cash provided by operating activities                      354,973         (19,696)
                                                                ------------    ------------
Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                         (33,723)         (9,842)
  Proceeds from repayments of loans to stockholder                     3,525           5,000
                                                                ------------    ------------

      Net cash (used in) investing activities                        (30,198)         (4,842)
                                                                ------------    ------------

Net Change in Cash and Cash Equivalents                              324,775         (24,538)

Cash and Cash Equivalents - Beginning of Period                    2,322,559       2,305,556
                                                                ------------    ------------

Cash and Cash Equivalents - End of Period                       $  2,647,334    $  2,281,018
                                                                ============    ============
Schedule of non-cash operating and investing activities:
  Use of deposit for acquisition of property,
   plant and equipment                                          $     14,400    $         --
                                                                ============    ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                               $     65,356    $      2,000
     Interest                                                             --              --

See accompanying notes to consolidated financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

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

On May 2, 2005, the Company entered into a merger agreement with Synergetics, Inc. ("Synergetics"), a privately-held corporation, to combine the two companies. Under the terms of the merger agreement, the stockholders of Synergetics' will receive approximately 16 million shares of the Company's common stock. As a result of the merger, the former stockholders of Synergetics will represent approximately 66% of the Company's outstanding common stock on a fully diluted basis. The merger is subject to the satisfaction of a number of closing conditions, including stockholder and regulatory approvals.

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

The statements of operations for the three and six months ended March 31, 2005, are not necessarily indicative of results for the full year.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Recently Issued Accounting Standards
------------------------------------

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company is required to adopt SFAS 123(R) beginning January 1, 2006. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation costs, as well as transition issues related to adopting the new Standard. The Company has been using the intrinsic value method as set forth under APB No. 25 with no stock-based compensation cost reflected in net earnings while complying with footnote disclosure requirements of SFAS No. 123 setting forth the pro forma effect on net earnings of applying fair value recognition to stock based awards. The Company is currently evaluating the impact on its operations of the adoption SFAS 123(R).

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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with SFAS 123 and 148, only stock options granted after September 30, 1995, have been included for the Company's pro forma information as follows:

                                           Three Months Ended             Six Months Ended
                                                March 31,                     March 31,
                                       ---------------------------   ---------------------------
                                           2005           2004           2005           2004
                                       ------------   ------------   ------------   ------------
Net income - as reported               $     70,463   $      7,579   $    138,884   $     80,558

Less: total compensation expense
  determined under fair value
  based method - net of tax effect           18,586         45,142         18,586         45,142
                                       ------------   ------------   ------------   ------------

Pro Forma Net Income (Loss)            $     51,877   $    (37,563)  $    120,298   $     35,416
                                       ============   ============   ============   ============
Pro Forma Income (Loss) Per Share:
  Basic                                $       0.01   $       0.00   $       0.02   $       0.00
  Diluted                              $       0.01   $       0.00   $       0.02   $       0.00

Revenue Recognition
-------------------

Product revenue is recognized when the product has been shipped, which is when title and risk of loss has been transferred to the customer.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 3 - DISTRIBUTION AGREEMENTS:

The Company sells its products to U.S. based national and international distributors and dealers including those as described below:

Codman and Shurtleff, Inc. ("Codman")
-------------------------------------

A significant part of the Company's sales were made pursuant to a distribution agreement with Codman, an affiliate of a major medical company and the Company's largest customer. The agreement provided for worldwide exclusive distribution rights of neurosurgery products during the term. This distribution agreement included minimum purchase obligations which were adjusted annually during the term of the agreement. It also included a price list for the specified products, which was fixed for a period of time, after which those prices were subject to adjustment by the Company due to changes in manufacturing cost or technological improvements to the products. On October 15, 2004, the Company executed a new agreement with Codman for the period October 1, 2004 through December 31, 2005. The agreement provided for exclusive worldwide distribution rights of the Company's existing neurosurgery products in the fields of neurocranial and neurospinal surgery until March 31, 2005, and non-exclusive rights in these fields from April 1, 2005 through December 31, 2005. As of March 1, 2005 and on May 6, 2005, the agreement was amended extending the period of exclusivity through July 15, 2005. The agreement, as amended, also includes a price list for the specified products, and a minimum purchase obligation of $1,000,000 per calendar quarter, through July 15, 2005. There is no minimum purchase obligation for the period July 15, 2005 through December 31, 2005. The agreement also provides that the above-indicated periods of exclusive and nonexclusive distribution rights can each be extended by mutual consent of the parties. Codman did not satisfy its minimum purchase requirements for the three months ended December 31, 2004 but did make up the deficiency by increasing its purchases in the three months ended March 31, 2005.

Sales to Codman amounted to approximately $1,254,000 and $2,190,000 for the three and six months ended March 31, 2005 and $975,000 and $2,001,000 for the three and six months ended March 31, 2004, respectively. This represented 69%, 68%, 86% and 86% of net sales for the respective periods.

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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

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

Sales to Stryker for the three and six months ended March 31, 2005 amounted to approximately $413,000 and $788,000, respectively. This represented 23% and 24% of net sales for the respective periods.

NOTE 4 - OPTION AGREEMENT:

On October 22, 2004, the Company entered into an Option Agreement with Dr. Leonard I. Malis, a director and stockholder of the Company, giving the Company the right to purchase from Dr. Malis his Malis (R) trademark at any time over a period of five years. The Company paid Dr. Malis $35,000 for the option and is required to pay an annual fee before each anniversary of the option agreement $20,000 for each of the first two anniversaries and increasing to $60,000 before the fourth anniversary in order to keep the option in effect from year to year. The exercise price of the option is $4,157,504 and would be paid with an initial payment of $159,904 and the execution of a note payable to Dr. Malis for $3,997,600, including interest. This note would be secured by a security interest in the Company's rights to the Malis (R) trademark and certain of the Company's patents.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 5 - SUPPLEMENTAL BALANCE SHEET INFORMATION:

Accounts Receivable - Net
-------------------------

                                                     2005           2004
                                                 ------------   ------------
                                                 (Unaudited)      (Audited)
    Accounts receivable                          $    853,184   $    661,704
    Less: Allowances                                   15,480         15,480
                                                 ------------   ------------
    Accounts receivable - net                    $    837,704   $    646,224
                                                 ============   ============

Inventory
---------

                                                   March 31,    September 30,
                                                     2005           2004
                                                 ------------   ------------
                                                 (Unaudited)      (Audited)
    Finished goods                               $    106,945   $     94,405
    Work-in-process                                   215,449        396,810
    Materials and parts                               559,777        424,052
                                                 ------------   ------------
                                                      882,171        915,267
    Less: Allowances for slow moving
           and obsolete inventory                     146,056        133,663
                                                 ------------   ------------
                                                 $    736,115   $    781,604
                                                 ============   ============

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 5 - SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED):

Property, Plant and Equipment - Net
-----------------------------------

                                     Useful Life      March 31,    September 30,
                                       (Years)          2005           2004
                                     ------------   ------------   ------------
                                                    (Unaudited)      (Audited)
    Land                                       --   $     11,953   $     11,953
    Buildings and improvements            15 - 39        103,467        103,467
    Furniture and fixtures                  5 - 7         17,953         17,953
    Laboratory equipment                   5 - 10        422,344        378,159
    Office equipment                            5        186,762        185,530
    Leasehold improvements                  3 - 5         12,118          9,413
                                                    ------------   ------------
                                                         754,597        706,475
    Less: Accumulated depreciation
           and amortization                              573,645        558,508
                                                    ------------   ------------
                                                    $    180,952   $    147,967
                                                    ============   ============

Depreciation amounted to $7,354 and $7,388 for the three months ended March 31, 2005 and 2004, respectively, and $14,846 and $15,045 for the six months ended March 31, 2005 and 2004, respectively.


                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 5 - SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED):

Goodwill and Intangible Assets
------------------------------

In accordance with SFAS 142, goodwill has been reflected on the balance sheet separate from other intangible assets which continue to be amortized. No change in the carrying amount of goodwill was made for the quarter ended March 31, 2005. The Company completed its annual impairment test during the quarter ended
March 31, 2005 and no impairment was identified.

Information regarding the Company's other intangible assets is as follows:


                                  March 31, 2005 (Unaudited)               September 30, 2004 (Audited)
                           --------------------------------------    --------------------------------------
                             Gross                                     Gross
                            Carrying    Accumulated                   Carrying    Accumulated
                             Value      Amortization      Net          Value      Amortization      Net
                           ----------    ----------    ----------    ----------    ----------    ----------
Patents, trademarks and
  licensing agreements     $  573,804    $  506,312    $   67,492    $  573,804    $  503,678    $   70,126
Proprietary know-how          452,354       311,622       140,732       452,354       304,082       148,272
Acquisition costs              55,969        55,969            --        55,969        55,969            --
                           ----------    ----------    ----------    ----------    ----------    ----------
                           $1,082,127    $  873,903    $  208,224    $1,082,127    $  863,729    $  218,398
                           ==========    ==========    ==========    ==========    ==========    ==========

Amortization expense of intangible assets amounted to $10,174 and $10,074 for the three months ended March 31, 2005 and 2004, respectively, and $20,348 and $20,149 for the six months ended March 31, 2005 and 2004, respectively.

Annual amortization expense is estimated to be $40,800 for fiscal 2005, $40,800 for fiscal 2006, $40,700 for fiscal 2007, $40,100 for fiscal 2008, $34,900 for fiscal 2009 and $21,100 thereafter.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 6 - RELATED PARTY TRANSACTIONS:

Loans Receivable - Stockholder/Officer
--------------------------------------

Loans receivable - stockholder/officer represent various loans to Jerry L. Malis, a principal stockholder, director and officer of the Company. The loans bear interest at rates of 4.83% to 6.97% and are payable in either quarterly installments of $3,525 or annual installments of $14,100 until the principal and accrued interest have been repaid. At March 31, 2005, loans receivable - stockholder amounted to $39,359.

Loans receivable - stockholder/officer are partially secured by 5,833 shares of the Company's common stock. At March 31, 2005, the pledged common stock has a value of $7,933.

Operating Lease
---------------

The Company is leasing approximately 4,200 square feet of office and warehouse space from a general partnership whose partners are Jerry L. Malis, Leonard I. Malis (principal stockholders, directors and officers of the Company) and the Francis W. Gilloway Marital Trust. The lease expires in June 2005. Rent expense amounted to $15,467 and $30,934 for three and six months ended March 31, 2005, respectively, and $15,017 and $30,033 for the three and six months ended March 31, 2004, respectively. At March 31, 2005, the Company was current on all rent obligations to the related entity.

NOTE 7 - CONTINGENCIES:

Lawsuit
-------

On September 19, 2002, the Company was served with a complaint that was filed in the Superior Court of the State of Arizona, County of Maricopa, entitled Jeffrey Turner and Cathryn Turner et al v. Phoenix Children's Hospital, Inc., et al, (CV 2002-010791) in which the Company was named as one of the defendants. The plaintiffs were seeking damages from all defendants for permanent brain damage suffered by a four-year old girl during a surgery that took place in June 2000. The alleged damages sought by the plaintiffs against all parties were in excess of the Company's product liability insurance policy limit of $1,000,000, and the Company's net worth. The claim against the Company is a products liability claim. The Company's product liability insurance carrier is providing the Company's defense in this matter. This insurance coverage has a $10,000 deductible that applies to attorney fees and damages, which had been provided for in other costs under selling, general and administrative expense for the year ended September 30, 2002.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 7 - CONTINGENCIES (CONTINUED):

Lawsuit (continued)
-------------------

In April 2005, this action was settled, subject to court approval, whereby the Company, its insurance carrier and the plaintiffs executed a Settlement Agreement and Release (the "Settlement"). As part of the Settlement, the Company, without admitting liability, agreed to pay the plaintiff $150,000 whereby the Company was completely released and discharged from any past, present or future claim resulting from this matter. Such amount has been accrued and is reflected as an other cost in the statement of income and as accounts payable and accrued expenses in the balance sheet.

Lease
-----

The Company entered into a combination sublease and lease commencing on May 1, 2005 for a term of four and one-half years, for office, assembly and manufacturing space in Upper Merion Township, Pennsylvania, with an initial annual rental of $74,858, increasing to $129,437, plus annual operating expenses.

NOTE 8 - EARNINGS PER SHARE:
                                               Three Months Ended            Six Months Ended
                                                     March 31,                   March 31,
                                             ------------------------    ------------------------
                                                2005          2004          2005          2004
                                             ----------    ----------    ----------    ----------
Income available to common stockholders      $   70,463    $    7,579    $  138,884    $   80,558
                                             ==========    ==========    ==========    ==========
Weighted average common shares
    outstanding - basic                       7,913,712     7,913,712     7,913,712     7,913,712
Net effect of dilutive shares issuable in
    connection with stock plans                  43,203        63,736        53,336        58,010
                                             ----------    ----------    ----------    ----------
Weighted average common shares
    outstanding - diluted                    $7,956,915    $7,977,448    $7,967,048    $7,971,722
                                             ==========    ==========    ==========    ==========
Earnings Per Share:
    Basic                                    $     0.01    $     0.00    $     0.02    $     0.01
    Diluted                                  $     0.01    $     0.00    $     0.02    $     0.01

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 8 - EARNINGS PER SHARE (CONTINUED):

Options to purchase 447,500 and 507,250 shares of common stock were outstanding on March 31, 2005 and 2004, respectively. Of these shares, 404,297 and 443,514 shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2005 and 2004, and 394,164 and 449,240 of these shares were not included in the computation of diluted earnings per share for the six months ended March 31, 2005 and 2004, respectively, in accordance with SFAS 128, as the issuance prices were in excess of the average market price for the period.

NOTE 9 - SUBSEQUENT EVENT

The Company entered into an agreement to sell all of the property and certain equipment of DEC, subject to certain contingencies, for $200,000. The estimated income to be recognized by the Company is approximately $120,000, before moving costs, closing costs and taxes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of Valley Forge Scientific Corp.'s financial condition and results of operations for the quarterly periods ended March 31, 2005 and 2004. This section should be read in conjunction with the financial statements and related notes in Item 1 of this report and Valley Forge Scientific Corp.'s annual report on Form 10-K for the year ended September 30, 2004, which has been filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward looking statements as a result of many factors including but not limited to those under the headings "Special Note Regarding Forward Looking Statements" and "Factors That Might Affect Future Results". Unless the context requires otherwise, references to "we", "us", "our" and "Valley Forge Scientific" refer to Valley Forge Scientific Corp.

Overview

         Valley Forge is a medical device company that develops, manufactures and sells medical devices for use in surgery and other healthcare applications. Our core business involves the sale of bipolar electrosurgical generators and other generators, based on our DualWave(TM) technology, and complementary instrumentation and disposable products.

         Our current line of bipolar electrosurgical products are used in neurosurgery and spine surgery and in dental applications. In the first quarter of fiscal 2005, we commenced selling a lesion generator for the percutaneous treatment of pain. We plan to expand the market for our products with the introduction of our new multifunctional bipolar electrosurgical generator and new proprietary single-use hand-switching bipolar instruments, new products based on our proprietary lesion generator technology, and other products and product refinements. Our new multifunctional bipolar electrosurgical system, which is anticipated to be introduced in the market in fiscal 2005, is designed to replace other surgical tools, such as monopolar electrosurgical systems and lasers, in certain applications.

         We believe our DualWave(TM) technology distinguishes our products from our competitors. With appropriate technique, our bipolar electrosurgical systems based on our DualWave(TM) technology allow a surgeon or dentist to cut tissue in a manner that minimizes collateral damage to surrounding healthy tissue and to coagulate blood vessels quickly, safely and efficiently. By substantially reducing damage to surrounding healthy tissue, the surgeon or dentist can work safely in close proximity with nerves, blood vessels and bone. Our bipolar electrosurgical systems can also be used in close proximity with metal implants and in irrigated fields.

Merger Agreement with Synergetics, Inc.
---------------------------------------

         On May 2, 2005, we entered into a merger agreement with Synergetics, Inc., a privately-held corporation, that is involved in the development, manufacture, distribution and sale of durable and disposable instruments for use in retina surgery, neurosurgery and other microsurgery markets. Pursuant to the terms of the merger agreement, Synergetics' shareholders will receive, in the aggregate, approximately 16 million fully paid and nonassessable shares of Valley Forge's common stock, no par value, or approximately 66% of Valley Forge's then outstanding common stock on a fully diluted basis. Completion of the merger is subject to several conditions, including approval by shareholders of each company, effectiveness of a Form S-4 registration statement to be filed with the Securities and Exchange Commission, and other customary closing conditions. Additionally, the merger agreement may be terminated by Valley Forge or Synergetics upon the occurrence or failure to occur of certain events, including a failure of the merger to be consummated by September 30, 2005. In the event of such termination, under certain circumstances, Valley Forge and Synergetics may be required to pay each other a break-up fee of $1 million as set forth in the merger agreement.

         The merger agreement provides that the board of directors of Valley Forge following the merger will consist of seven directors including two current directors of each of Synergetics and Valley Forge and three additional independent directors. Four of the seven directors will be independent.

         Certain directors, executive officers and shareholders of Valley Forge holding approximately 35 percent of outstanding shares of Valley Forge's common stock and directors and executive officers of Synergetics holding approximately 19 percent of shares of Synergetics' common stock have agreed to vote in favor of the merger, pursuant to voting agreements dated May 2, 2005. A majority of the outstanding shares of the Valley Forge common stock, and two-thirds of the outstanding shares of Synergetics' common stock, are required to approve the merger.

Codman Agreement
----------------

         For over 20 years, we have had worldwide exclusive distribution agreements with Codman & Shurtleff, Inc. ("Codman"), a subsidiary of Johnson & Johnson, Inc., to market our neurosurgery bipolar electrosurgical systems and other products. On October 15, 2004, we entered into a new agreement with Codman defining our business relationship from October 1, 2004 through December 31, 2005. This Agreement was amended effective March 1, 2005. On May 6, 2005, in accordance with the terms of the amendment, we notified Codman that effective July 15, 2005, Codman would be the nonexclusive worldwide distributor of our existing products in the fields of neurocranial and neurospinal surgery until December 31, 2005. Prior to July 15, 2005, Codman will continue to be the exclusive worldwide distributor of our existing products in those fields. Historically, we have derived a significant portion of our sales from sales to Codman. For the three and six months ended March 31, 2005, 69% and 68%, respectively, of our revenue was derived from sales to Codman, and for the fiscal year ended September 30, 2004, 86% of our revenue was derived from sales to Codman.

Strategy
--------

         Our goal is to be the global leader in the development of bipolar medical devices and other products in specialty surgical and healthcare fields. The key elements of our strategy include:

     o Expanding the use of our new multifunctional bipolar electrosurgical system into other surgical markets, such as, maxillofacial, ENT, orthopedic and general surgery.
     o Increasing revenues in the neurosurgery field with our new multifunctional bipolar electrosurgical system.
     o Expanding our product lines with new products and other applications of our bipolar lesion technology.

Results of Operations

         Results of Operations for the Three and Six Months Ended March 31, 2005 compared to the Three and Six Months Ended March 31, 2004.

Summary

         Sales of $1,816,029, for three months, and $3,228,405 for the six months, ended March 31, 2005 were 60% and 38% greater, respectively, than sales of $1,132,771 and $2,332,240, respectively, for the three and six months ended March 31, 2004. Operating income was $270,471 for the three months, and $376,153 for the six months, ended March 31, 2005 as compared to operating income of $13,612 and $135,470, respectively, for the corresponding periods in fiscal 2004. Net income for the three months ended March 31, 2005 was $70,463 and $138,884 for the six months end March 31, 2005, as compared to net income of $7,579 and $80,558, respectively, for the corresponding periods in fiscal 2004.

Sales

         Total Sales and Gross Profit on Sales:

                                                  Unaudited                     Unaudited
                                             Three Months Ended             Six Months Ended
                                                  March 31,                     March 31,
                                          -------------------------     -------------------------
                                             2005           2004           2005           2004
                                          ----------     ----------     ----------     ----------
Total sales:                              $1,816,029     $1,132,771     $3,228,405     $2,332,240
Cost of sales:                               834,660        511,864      1,482,781      1,067,168
Gross profit on sales:                       981,369        620,907      1,745,624      1,265,072
Gross profit as a percentage of sales:            54%            55%            54%            54%

         The increase in sales in second quarter and first six months of the 2005 fiscal year as compared to the second quarter and first six months of the 2004 fiscal year reflects new sales to Stryker Corporation of a lesion generator model we developed for the percutaneous treatment of pain, and increased sales to Codman. Sales for our dental products increased for the second quarter of fiscal 2005, but decreased for the first six months of 2005.

         For the second quarter of fiscal 2005, sales to Codman accounted for 69% of our sales and sales to Stryker accounted for 23% of our sales, as compared to 86% and 1%, of our sales, respectively, for the second quarter of fiscal 2004. For the first six months of fiscal 2005, sales to Codman accounted for 68% of our sales and sales to Stryker accounted for 24% of our sales, as compared to 86% and 1% of our sales, respectively, for the first six months of fiscal 2004.

         During the second quarter and first six months of fiscal 2005, we had sales to Stryker Corporation of $413,020 and $788,049, respectively, pursuant to a supply and distribution agreement we entered into on October 25, 2004. There was $15,000 in sales of this product during the second quarter of fiscal 2004. The supply and distribution agreement is for a term commencing on November 11, 2004 and ending on March 31, 2009, under which Stryker has agreed to make minimum purchases of approximately $900,000 in the first agreement year for a combination of sales demonstration units and commercial sale units and minimum purchases of approximately $500,000 per year for commercial sale units in the each of the second and third agreement years. Minimum purchase requirements for agreement years four and five are to be determined by the parties based on market conditions and other factors. The agreement also provides Stryker certain rights for other new product concepts developed by Valley Forge in both pain control and expanded market areas. As we are already approaching the minimum sales levels for the first agreement year, we anticipate lower levels of sales to Stryker in the third and fourth quarters of fiscal 2005.

         Sales of our neurosurgical products and related services to Codman & Shurtleff, Inc. increased to $1,254,363 for the three months, and $2,190,132 for the six months, ended March 31, 2005 as compared to sales of $975,012 for the three months, and $2,000,977 for the six months, ended March 31, 2004. Under an agreement we entered into with Codman, as amended, Codman will continue to be the exclusive worldwide distributor of our existing products in the fields of neurocranial and neurospinal surgery through July 15, 2005, and for the period from July 15, 2005 to December 31, 2005, Codman will be a nonexclusive distributor of our existing products in those fields. For the period from October 1, 2004 to July 15, 2005, Codman has agreed to make minimum purchases of $1 million per calendar quarter in order to maintain its exclusivity. Codman did not satisfy its minimum purchase requirements for the three months ended December 31, 2004, but made up this deficiency in purchase obligations by increasing its purchases in the second quarter of 2005.

         For the three and six months ended March 31, 2005, sales of the Bident(R) Bipolar Tissue Management System for dental applications were $143,980 and $219,170, respectively, or 8% and 7% of sales, respectively, as compared to $118,817, or 11% of sales, and $288,867, or 12% of sales, respectively, for the corresponding periods in 2004. We are considering product modifications and other strategies for our dental products.

         Sales by Medical Field:

         The table below sets forth our sales by medical field of "Generators, Irrigators and Other Products" and "Disposable Products" for the three months and six months ended March 31, 2005, and 2004. Sales of "Disposable Products" in "Other fields" represent sales to Boston Scientific Corporation and direct sales to hospitals.


                                               For the Three Months        For the Six Months
                                                      Ended                      Ended
                                                     March 31,                  March 31,
                                             ------------------------    ------------------------
                                                2005          2004          2005          2004
                                             ----------    ----------    ----------    ----------
Generators, Irrigators
and Other Products
------------------
       Neurosurgery field                    $  733,174    $  441,235    $1,214,199    $1,048,626
       Dental field                             125,767       104,590       187,276       256,630
       Pain Control fields                      412,500        15,000       787,500        15,000
                                             ----------    ----------    ----------    ----------
Total of all fields:                         $1,271,441    $  560,825    $2,188,975    $1,320,256
                                             ==========    ==========    ==========    ==========

Disposable Products
-------------------
       Neurosurgery field                    $  450,296    $  433,139    $  862,106    $  804,724
       Dental field                              18,213        14,227        29,532        32,237
       Other fields                               2,716        25,426        13,236        28,285
                                             ----------    ----------    ----------    ----------
Total of all fields:                         $  471,225    $  472,792    $  904,874    $  865,246
                                             ==========    ==========    ==========    ==========

         For the second quarter of fiscal 2005, 70% of our sales related to sales of bipolar electrosurgical generators, irrigators and accessories as compared to approximately 45% of our sales for the second quarter of fiscal 2004. Sales of disposable products accounted for approximately 26% of our sales in the second quarter of fiscal 2005 as compared to approximately 44% of our sales in the second quarter of fiscal 2004.

         For the first six months of fiscal 2005, 68% of our sales related to sales of bipolar electrosurgical generators, irrigators and accessories as compared to approximately 52% of our sales for the first six months of fiscal 2004. Sales of disposable products accounted for approximately 28% of our sales in the first six months of fiscal 2005, as compared to approximately 40% of our sales in the first six months of fiscal 2004.

Cost of Sales

         Cost of sales was 46% of sales for both the three and six months ended March 31, 2005 as compared to 45% of sales for the three months, and 46% of sales of the six months, ended March 31, 2004. Gross margin was 54% for both the three and six months ended March 31, 2005 as compared to 55% for the three months and 54% for the six months ended March 31, 2004. The higher gross margin for the three months ended March 31, 2004, reflects a payment by Codman of $57,938 to satisfy its minimum purchase obligations under the terms of a then existing distribution agreement.

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

Operating Expenses

         Selling, general and administrative expenses were $490,028, or 27 percent of sales, for the second quarter of fiscal 2005 as compared to $470,208, or 41 percent of sales, for the second quarter of fiscal 2004. For the first six months of fiscal 2005, selling, general and administrative expenses were $920,442, or 29 percent of sales, as compared to $868,545, or 37 percent of sales, for the first six months of fiscal 2004. As further described in the "Liquidity and Capital Resources" section below, we expect to incur moving and other one-time expenses, as well as increased rent expenses, in connection with moving our corporate offices, assembly, engineering and manufacturing operations into a single facility during the third and fourth quarters of fiscal 2005.

         We incurred professional fees in connection with the merger agreement with Synergetics, Inc., which was entered into on May 2, 2005, of approximately $72,000, for the second quarter of fiscal 2005, and approximately $82,000 for the first six months of fiscal 2005. It is expected that these fees will increase in the third and fourth quarters of fiscal 2005, as additional professional fees and printing costs are incurred in connection with the merger.

         Research and development expenses were $138,750, or 8% of sales, and $346,445, or 11% of sales, respectively, for the three and six months ended March 31, 2005 as compared to $127,013, or 11% of sales, and $240,908, or 10% of sales, for the corresponding period in fiscal 2004. We will continue to invest in research and development to expand our technological base for use in both existing and additional clinical fields. Research and development expenses in the second quarter and first six months of fiscal 2005 reflected the continued development of our new multifunction bipolar electrosurgical generator and instrumentation. In addition, research and development expenses for the six months of fiscal 2005 reflect the completion of the lesion generator model, currently being sold to Stryker.

Other Income (Expenses)

         In the second quarter of fiscal 2005, we recorded an expense of $150,000 , or approximately $.02 per share, in connection with the lawsuit entitled Jeffrey Turner and Cathryn Turner v. Phoenix Children's Hospital, Inc. , et al., in which Valley Forge was one of the defendants. As described in the "Liquidity and Capital Resources" section below, a settlement agreement was entered into in April 2005. As a result of the foregoing, we had other expenses of $141,182, net of investment income, in the three months, and $133,076, net of investment income, in the six months, ended March 31, 2005 as compared to investment income of $5,369 for the three months, and $11,038 for the six months, ended March 31, 2004.

Income Tax Provision

         The provision for income taxes was $58,826 for the three months, and $104,193 for the six months, ended March 31, 2005 as compared to $11,402 for the three months, and $65,950 for the six months, ended March 31, 2004.

Net Income

         Net income increased to $70,463 for the three months, and $138,884 for the six months, ended March 31, 2005, as compared to net income of $7,579 for the three months, and $80,558 for the six months, ended March 31, 2004. Basic and diluted income per share was $0.01 for the three months, and $0.02 for the six months, ended March 31, 2005 as compared to $0.00 for the three months, and $0.01 for the six months, ended March 31, 2004.

Liquidity and Capital Resources

         At March 31, 2005, we had $3,842,266 in working capital compared to $3,718,481 at September 30, 2004 and $3,673,383 at March 31, 2004. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances. The cash equivalents are highly liquid with original maturities of ninety days or less.

         Cash provided by operating activities was $354,973 for the six months ended March 31, 2005 as compared to cash used of $19,696 for the six months ended March 31, 2004. The cash provided by operating activities was mainly attributable to operating profits net of adjustments for non-cash items, an increase in accounts payable of $405,075, and a decrease in inventory of $45,489, partially offset by an increase in accounts receivable of $191,480 and an increase in prepaid items and other current assets of $80,485.

         In the first six months of fiscal 2005, accounts receivable net of allowances increased by $191,480 to $837,704 at March 31, 2005 from $646,224 at September 30, 2004. The increase in accounts receivable was principally due to increased sales.

         In the first six months of fiscal 2005, inventories decreased by $45,489 to $736,115 at March 31, 2005 from $781,604 at September 30, 2004. The decrease was primarily due to improved inventory management and increased sales.

         The increase in accounts payable for the first six months of fiscal 2005 reflects our recording an expense of $150,000 in connection with the lawsuit entitled Jeffrey Turner and Cathryn Turner v. Phoenix Children's Hospital, Inc. , et al., in which Valley Forge was one of the defendants. In April 2005, without admitting liability in this disputed claim, and as a precondition to Valley Forge's merger agreement with Synergetics, Inc., a settlement agreement and release was entered into, subject to court approval, in which we agreed to pay $150,000 towards plaintiff's expenses incurred in the lawsuit. The increase in accounts payable also reflects increases in material purchases due to increased sales volume.

         For the six months ended March 31, 2005, we used $33,723 for the purchase of equipment and building improvements in connection with our manufacturing operations. Net property and equipment increased to $180,952 at March 31, 2005 as compared to $147,967 at September 30, 2004.

         In August 2002, our Board of Directors terminated our then existing stock repurchase plan and authorized a new repurchase plan to purchase up to 200,000 shares of our common stock. We did not purchase any of our stock in the second quarter of fiscal 2005 pursuant to this plan. To date, we have repurchased 154,100 shares of our common stock under the plan, leaving a balance of 45,900 that is available for repurchase under the plan.

         Subsequent to the end of the second quarter of fiscal 2005, we entered into a combination sublease and lease, commencing on May 1, 2005, for a term of four and one-half years, for approximately 13,500 square feet of office, assembly, engineering and manufacturing space in Upper Merion Township, Pennsylvania, with an initial annual rent of $74,858, increasing to $129,437, plus annual operating expenses. We intend to move both our Philadelphia, Pennsylvania manufacturing, engineering and assembly facility and our Oaks, Pennsylvania offices into this facility in the third and fourth quarters of fiscal 2005. In connection with this move, we will incur moving expenses as well as other one-time expenses in connection with refitting the new facility to our specifications.

         In addition, subsequent to the end of the second quarter of fiscal 2005, our wholly-owned subsidiary, Diversified Electronics Company, Inc., entered into a contract of sale, subject to certain contingencies, for the sale of our Philadelphia, Pennsylvania manufacturing, engineering and assembly facility for a sales price of $200,000. The estimated income to be recognized by Valley Forge upon sale is approximately $120,000, before moving costs, closing costs and taxes.

         At March 31, 2005, we had cash and cash equivalents of $2,647,334. We plan to finance our operating and capital needs principally with cash flows from operations and existing balances of cash and cash equivalents, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the funds we expend in marketing, selling and distributing our products, the success in commercializing our existing products, development and commercialization of products in other clinical markets, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

         We have a line of credit of $1,000,000 with Wachovia Bank, N.A. which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,400,000. Our current tangible net worth exceeds $3,400,000 at March 31, 2005. As of March 31, 2005, there was no outstanding balance on this line.

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

Inventories

         Inventories, which consist of raw materials, work-in-process and finished goods, and include purchased materials, direct and indirect labor and direct and indirect manufacturing overhead, are stated at the lower of cost, determined by the moving average method, or market. At each balance sheet date, we evaluate inventories for excess quantities and identified obsolescence. Our evaluation includes an analysis of historical sales levels by product and projections of future demand, as well as estimates of quantities required to support warranty and other repairs. To the extent that we determine there are excess quantities based on our projected levels of sales and other requirements, or obsolete material in inventory, we record valuation reserves against all or a portion of the value of the related parts or products. If future demand or market conditions are different than our projections, a change in recorded inventory valuation reserves may be required and would be reflected in cost of sales in the period the revision is made.

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

Loss Contingencies

         We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, with respect to our products and involving commercial disputes. Except for the settlement of the lawsuit, entitled Jeffrey Turner and Cathryn Turner v. Phoenix Children's Hospital, Inc. , et al., our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies if we change our assessment of the likely outcome of these matters.

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

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
                -------------------------------------------------

         The information provided in this Quarterly Report on Form 10-Q contain in addition to historic information, "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements including:

     o   competitive, regulatory and market conditions;
     o the performance of new products and the continued acceptance of current products in the marketplace;
     o   the execution of strategic initiatives and alliances;
     o disruptions caused by moving our assembly, engineering and manufacturing facility;
     o the market penetration by third parties who distribute and sell our products;
     o   our ability to maintain a sufficient supply of products;
     o   product liability claims;
     o the uncertainties associated with intellectual property protection for our products;
     o the possibility that the merger transaction with Synergetics will not close or that the closing will be delayed due to the regulatory review or other factors;
     o the challenges and costs of combining the operations and personnel of Synergetics with Valley Forge after a closing of the merger agreement;
     o   the ability to attract and retain highly qualified employees;
     o   competitive factors, including pricing pressures;
     o reactions of customers of Valley Forge and Synergetics and end-users of Valley Forge and Synergetics products to the merger transaction and related risks of maintaining pre-existing relationships of Valley Forge and Synergetics;
     o   adverse changes in general economic or market conditions;

     o   other one-time events;
     o other important factors disclosed previously and from time to time in Valley Forge's filings with the SEC; and
     o other risk factors described in the sections entitled "Factors That Might Affect Future Results" in this report.

         Readers are cautioned not to rely on these forward looking statements. We do not intend to update or revise these forward looking statements.

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

         The largest competitor for our neurosurgical generator is the Valleylab division of Tyco International Ltd. In addition, our product lines could compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our dental business is small compared to its principal competitors, which sell laser devices. Our new multi-functional bipolar electrosurgical system will compete with monopolar devices manufactured by the Valleylab division of Tyco International Ltd. Our lesion generator for the treatment of pain will compete with other manufacturers of generators. Finally, in certain cases our products compete primarily against medical practices that treat a condition with medications.

Our Business Depends Significantly On Key Relationships With Third Parties, Which We May Be Unable To Establish And Maintain.

         Our current business model depends on our entering into and maintaining distribution or alliance agreements with third parties concerning product marketing and sales. Our most important agreement is with the Codman & Shurtleff, Inc., an affiliate of Johnson & Johnson, for the sale of our neurosurgery products. Sales to Codman accounted for 69% of our sales for the second quarter of fiscal 2005, 86% of our sales in fiscal 2004, and 92% of our sales in fiscal 2003. Under the agreement, which we entered into with Codman, as amended, our exclusive distributorship relationship will expire on July 15, 2005, and our nonexclusive distribution relationship will expire on December 31, 2005, unless otherwise agreed by the parties. Termination or nonrenewal of this relationship would require us to develop other means to distribute our neurosurgery products through other channels and could adversely affect our sales, operations and growth. We do not currently have the internal means to distribute our products.

         Our ability to enter into agreements with third parties depends in part on convincing them that our technology can help them achieve their goals and execute their strategies. This may require substantial time, effort and expense on our part with no guarantee that a relationship will result. We may not be able to establish or maintain these relationships on commercially acceptable terms. Our future agreements, or our marketing and selling efforts to sell our products through other channels, may not ultimately be successful. Even if we enter into distribution or alliance agreements, the contracting parties could terminate these agreements, or these agreements could expire before meaningful milestones are reached. The termination or expiration of any of these relationships could have a material adverse effect on our business.

         Much of the revenue that we may receive under third party distribution or alliance agreements will depend upon our distributors' ability to successfully introduce, market and sell our products. Our success depends in part upon the performance by these distributors of their responsibilities under these agreements or our ability to market or distribute our products through other channels. Some distributors may not perform their obligations when and as we expect. Thus, revenues to be derived from distributors may vary significantly over time and be difficult to forecast. Some of the companies we currently have distribution agreements with or are targeting as potential allies offer products competitive with our products or may develop competitive production technologies or competitive products without our participation, which could have a material adverse effect on our competitive position.

Our Operating Results May Fluctuate

         We have experienced operating losses at various times since our inception. Our operating results, including components of operating results, such as gross margin on product sales, may fluctuate from time-to-time which could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time-to-time in the future. Some of the factors that may cause these fluctuations include, but are not limited to:

     o   the introduction of new product lines;
     o   product modifications;
     o   the level of market acceptance of our products;
     o   the timing of research and development expenditures;
     o timing of the receipt of orders from, and product shipments to, distributors and customers;
     o   timing of expenditures;
     o   changes in the distribution arrangements for our products;
     o   manufacturing or supply delays;
     o   the time needed to educate and train a distributor's sales force;
     o   costs associated with product introduction;
     o   product returns; and
     o   receipt of necessary regulation approvals.

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

We Will First Need Regulatory Approval To Market Our Products under Development. We May Be Subject To Penalties And May Be Precluded From Marketing Our Products If We Fail To Comply With Extensive Governmental Regulations.

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

Managing The Move Into Our New Manufacturing, Assembly, Engineering and Office Space May Affect Our Ability To Meet Product Delivery Requirements.

         We have recently entered into a combined sublease and lease for approximately 13,500 square feet of assembly, engineering, manufacturing and office space in Upper Merion Township, Pennsylvania and anticipate moving our entire operations during the third and fourth quarters of fiscal 2005. Moving our operations may result in a significant disruption in our assembly, manufacturing, inventory, shipping, engineering and research and development abilities and further result in erosion of our anticipated revenues and earnings. Many matters could affect the move, including the time required to ready our new facility, the time required to plan and execute the move, our ability to quickly resume operations in the new facility and the additional burden on our management team to plan and complete this relocation.

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

The Market Price of Our Stock May be Highly Volatile

         During the first two quarters of fiscal 2005 and during fiscal 2004 and 2003, our common stock has traded in a range of $1.05 and $2.40 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

Historically, The Trading Volume For Our Common Stock Has Been Limited.

         Our common stock is thinly traded in comparison to companies with greater market capitalization. As a result, large sell trades, negative news and general economic pressures on the stock market can have an impact on the price of our common stock that is more pronounced than securities of other issuers with larger listed stock volume or higher prices per share. Further, our common stock has a limited float. A large percentage of our outstanding common stock is held by management and insiders, so the float is limited and the stock is much less liquid.

The Loss Of Key Personnel Could Harm Our Business.

         We believe our success depends on the contributions of a number of our key personnel, including Jerry L. Malis, our President and Chief Executive Officer. If we lose the services of key personnel, those losses could materially harm our business. We do not maintain any significant key person life insurance on Mr. Malis.

Item 4.  CONTROLS AND PROCEDURES

         Our management, including our Chief Executive Officer/Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our management, including our Chief Executive Officer/Principal Financial Officer, has concluded that our disclosure controls and procedures are effective. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Current Reports on Form 8-K

                  On January 26, 2005, Valley Forge Scientific Corp. filed a report on Form 8-K regarding the resignation of certifying accountant and the engagement of a new certifying accountant.

                  On February 14, 2005, Valley Forge Scientific Corp. filed a report on Form 8-K regarding an earnings press release.

                  On February 16, 2005, Valley Forge Scientific Corp. filed a report on Form 8-K regarding the appointment of a principal officer.

                  On March 15, 2005, Valley Forge Scientific Corp. filed a report on Form 8-K regarding an amendment to an agreement with Codman & Shurtleff, Inc.

                  Subsequent to the end of the quarter, Valley Forge Scientific Corp. made the following filings:

                  On May 4, 2005, Valley Forge Scientific Corp. filed a report on Form 8-K regarding a merger agreement with Synergetics, Inc.

                  On May 11, 2005, Valley Forge Scientific filed a report on Form 8-K regarding an amendment to an agreement with Codman & Shurtleff, Inc.

                          VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VALLEY FORGE SCIENTIFIC CORP.


Date:  May 13, 2005                    By: /s/ JERRY L. MALIS
                                           -------------------------------------
                                           Jerry L. Malis, President and
                                           Chief Executive Officer
                                           (principal financial officer)

                          VALLEY FORGE SCIENTIFIC CORP.
                    For Quarterly Period Ended March 31, 2005
                                    FORM 10-Q
                                  EXHIBIT INDEX



   Exhibit 31.1   Certification of the Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

   Exhibit 32.1   Certification of the Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002