Form 10-Q
period 2005-06-30
VALLEY FORGE SCIENTIFIC CORP
filed 2005-08-15
CIK 836429

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

             3600 Horizon Drive, King of Prussia, Pennsylvania 19406
              (Address of principal executive offices and zip code)
                            Telephone: (484) 690-9000

                  136 Green Tree Road, Oaks, Pennsylvania 19456
                         (Former address of Registrant)

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

                                 Yes [ ] No [X]

At August 11, 2005 there were 7,939,712 shares outstanding of the Registrant's no par value Common Stock.

================================================================================

                          VALLEY FORGE SCIENTIFIC CORP.

                               INDEX TO FORM 10-Q

                                  June 30, 2005


                                                                          Page
                                                                          Number
                                                                          ------

Part I - Financial Information

         Item 1.  Financial Statements:

         Balance Sheets - June 30, 2005 (unaudited) and
         September 30, 2004 (audited)                                         1

         Unaudited Statements of Operations for the three and nine
           months ended June 30, 2005 and June 30, 2004                       2

         Unaudited Statements of Cash Flows for the nine months
           ended June 30, 2005 and June 30, 2004                              3

         Notes to Financial Statements                                        4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                       15

         Item 4.  Controls and Procedures                                    32

Part II - Other Information                                                  33


                                       (i)

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,     September 30,
                                                                                   2005           2004
                                                                               (Unaudited)      (Audited)
                                                                              -------------   -------------
ASSETS

Current Assets:
    Cash and cash equivalents                                                 $   2,386,742   $   2,322,559
    Accounts receivable - net                                                       941,778         646,224
    Inventory                                                                       792,385         781,604
    Loans receivable - stockholder/officer                                           14,100          41,792
    Prepaid items and other current assets                                          107,510         104,619
    Deferred tax assets                                                              89,242          79,752
                                                                              -------------   -------------
    Total Current Assets                                                          4,331,757       3,976,550
Property, plant and equipment - net                                                 221,101         147,967
Goodwill                                                                            153,616         153,616
Intangible assets - net                                                             187,875         218,398
Loans receivable - stockholder/officer                                               22,182               -
Other assets                                                                         27,477          26,707
                                                                              -------------   -------------
    Total Assets                                                              $   4,944,008   $   4,523,238
                                                                              =============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                     $     423,890   $     245,828
    Income taxes payable                                                             55,713           6,491
    Deferred revenue                                                                      -           5,750
                                                                              -------------   -------------
    Total Current Liabilities                                                       479,603         258,069

Deferred Tax Liability                                                               15,313          15,743
                                                                              -------------   -------------
    Total Liabilities                                                               494,916         273,812
                                                                              -------------   -------------

Commitment

Stockholders' Equity:
    Preferred stock                                                                       -               -
    Common stock (no par, 20,000,000 shares authorized,
     shares issued and outstanding at June 30, 2005 - 7,939,712 and
     September 30, 2004 - 7,913,712)                                              3,589,130       3,528,530
    Retained earnings                                                               859,962         720,896
                                                                              -------------   -------------
    Total Stockholders' Equity                                                    4,449,092       4,249,426
                                                                              -------------   -------------

    Total Liabilities and Stockholders' Equity                                $   4,944,008   $   4,523,238
                                                                              =============   =============

--------------------

See accompanying notes to consolidated financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 For the Three Months Ended     For the Nine Months Ended
                                                                          June 30,                       June 30,
                                                                -----------------------------------------------------------
                                                                    2005            2004           2005            2004
                                                                ------------    ------------   ------------    ------------
Net Sales                                                       $  1,697,982    $  1,274,389   $  4,926,387    $  3,606,629

Cost of Sales                                                        738,347         622,068      2,221,128       1,689,236
                                                                ------------    ------------   ------------    ------------

Gross Profit                                                         959,635         652,321      2,705,259       1,917,393
                                                                ------------    ------------   ------------    ------------

Other Costs:
    Selling, general and administrative                              526,223         417,699      1,446,665       1,286,244
    Merger related professional fees                                 436,729               -        518,965               -
    Research and development                                         108,307         114,754        454,752         355,662
    Amortization                                                      10,175          10,147         30,523          30,296
                                                                ------------    ------------   ------------    ------------
    Total Other Costs                                              1,081,434         542,600      2,450,905       1,672,202
                                                                ------------    ------------   ------------    ------------

Income (Loss) from Operations                                       (121,799)        109,721        254,354         245,191
                                                                ------------    ------------   ------------    ------------

Other Income (Expense)
    Settlement of lawsuit                                                  -               -       (150,000)              -
    Gain from disposition of property                                111,674               -        111,674               -
    Interest income                                                   11,197           5,868         28,121          16,906
                                                                ------------    ------------   ------------    ------------
    Total Other Income (Expense)                                     122,871           5,868        (10,205)         16,906
                                                                ------------    ------------   ------------    ------------

Income before Income Taxes                                             1,072         115,589        244,149         262,097

Provision for Income Taxes                                               890          50,583        105,083         116,533
                                                                ------------    ------------   ------------    ------------

Net Income                                                      $        182    $     65,006   $    139,066    $    145,564
                                                                ============    ============   ============    ============

Income per Share:
    Basic income per common share                               $       0.00    $       0.01   $       0.02    $       0.02
                                                                ============    ============   ============    ============

    Diluted income per common share                             $       0.00    $       0.01   $       0.02    $       0.02
                                                                ============    ============   ============    ============

    Basic weighted average common shares outstanding               7,919,250       7,913,712      7,915,558       7,913,712

    Diluted weighted average common shares outstanding             8,071,672       7,994,955      8,000,895       7,979,467

--------------------

See accompanying notes to consolidated financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the Nine Months Ended
                                                                                June 30,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
Cash Flows from Operating Activities:
    Net income                                                         $    139,066    $    145,564
    Adjustments to reconcile net income to net cash
    (used in) operating activities:
      Depreciation and amortization                                          54,571          52,659
      Gain from disposition of property                                    (111,674)              -
      Interest accrued on loans and advances to
        employees and related parties                                        (1,540)         (1,722)
      Provision for obsolete and slow-moving inventory                            -          58,761
      Deferred income taxes                                                  (9,490)        (28,562)
    Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                                  (295,554)       (393,334)
      Inventory                                                             (10,781)       (127,033)
      Prepaid items and other current assets                                 (2,891)        136,482
      Other assets                                                             (770)         (1,158)
    Increase (decrease) in:
      Accounts payable and accrued expenses
        and income taxes payable                                            227,284          70,320
      Deferred tax liabilities                                                 (430)           (504)
      Deferred revenue                                                       (5,750)          9,660
                                                                       ------------    ------------

      Net cash (used in) operating activities                               (17,959)        (78,867)
                                                                       ------------    ------------

Cash Flows from Investing Activities:
    Purchases of property, plant and equipment                             (171,296)         (9,842)
    Proceeds from disposition of property (net of closing cost)             185,788               -
    Proceeds from repayments of loans to stockholder                          7,050           6,500
    Costs related to patent application                                           -          (1,385)
                                                                       ------------    ------------

      Net cash provided by (used in) investing activities                    21,542          (4,727)
                                                                       ------------    ------------

Cash Flows from Financing Activities:
    Proceeds from exercise of options                                        60,600               -
                                                                       ------------    ------------

      Net cash provided by financing activities                              60,600               -
                                                                       ------------    ------------

Net Change in Cash and Cash Equivalents                                      64,183         (83,594)

Cash and Cash Equivalents - Beginning of Period                           2,322,559       2,305,556
                                                                       ------------    ------------

Cash and Cash Equivalents - End of Period                              $  2,386,742    $  2,221,962
                                                                       ============    ============

Schedule of non-cash operating and investing activities:
    Use of deposit for acquisition of property,
      plant and equipment                                              $     14,400    $          -
                                                                       ============    ============

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Income taxes                                                     $     70,056    $     11,700
      Interest                                                                    -               -

--------------------

See accompanying notes to consolidated financial statements.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


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

The statements of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of results for the full year.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In accordance with SFAS 123 and 148, only stock options granted after September 30, 1995, have been included for the Company's pro forma information as follows:

                                             Three Months Ended       Nine Months Ended
                                                  June 30,                 June 30,
                                           ----------------------   ---------------------
                                             2005          2004        2005        2004
                                           ---------    ---------   ---------   ---------
Net income - as reported                   $     182    $  65,006   $ 139,066   $ 145,564

Less: total compensation expense
    determined under fair value
    based method - net of tax effect          51,545        9,839      70,131      54,981
                                           ---------    ---------   ---------   ---------

Pro Forma Net Income (Loss)                $ (51,363)   $  55,167   $  68,935   $  90,583
                                           =========    =========   =========   =========

Pro Forma Income (Loss) Per Share:
    Basic                                  $   (0.01)   $    0.01   $    0.01   $    0.01
    Diluted                                $   (0.01)   $    0.01   $    0.01   $    0.01


Revenue Recognition
-------------------

Product revenue is recognized when the product has been shipped, which is when title and risk of loss has been transferred to the customer.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

NOTE 3 - DISTRIBUTION AGREEMENTS:

The Company sells its products to U.S. based national and international distributors and dealers including those as described below:

Codman and Shurtleff, Inc. ("Codman")
-------------------------------------

A significant part of the Company's sales were made pursuant to a distribution agreement with Codman, an affiliate of a major medical company and the Company's largest customer. On October 15, 2004, the Company executed a new agreement with Codman for the period October 1, 2004 through December 31, 2005. The agreement, as amended, provides for exclusive worldwide distribution rights of the Company's existing neurosurgery products in the fields of neurocranial and neurospinal surgery until July 15, 2005, and non-exclusive rights in these fields from July 15, 2005 through December 31, 2005. The agreement also provides that the distribution agreement can each be extended by mutual consent of the parties.

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

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


NOTE 3 - DISTRIBUTION AGREEMENTS (CONTINUED):

Stryker Corporation ("Stryker") (Continued)
-------------------------------------------

There is a minimum purchase obligation that is specified by "Agreement Year." The first Agreement Year commenced on the date of the first acceptance by Stryker of a generator product delivered by the Company as ready for commercial sale, which was November 11, 2004, and ends on the last day of the calendar quarter in which the first anniversary date of such inception date occurs. In the first Agreement Year, Stryker is required to make minimum purchases of $900,000 comprised of demonstration and commercial sales units. In the second and third Agreement Years, Stryker is required to make minimum purchases in each year of $500,000 of commercial sales units. After only eight months into the first Agreement Year, Stryker has already exceeded the minimum purchases for the first Agreement Year.

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

NOTE 4 - OPTION AGREEMENT:

On October 22, 2004, the Company entered into an Option Agreement with Dr. Leonard I. Malis, a director and stockholder of the Company, giving the Company the right to purchase from Dr. Malis his Malis (R) trademark at any time over a period of five years. The Company paid Dr. Malis $35,000 for the option and is required to pay an annual fee before each anniversary of the option agreement in the amount of $20,000 for each of the first two anniversaries and increasing to $60,000 before the fourth anniversary in order to keep the option in effect from year to year. The exercise price of the option is $4,157,504, which includes interest, and will be payable in 26 quarterly installments of $159,904, which will be evidenced by a promissory note payable to Dr. Malis. This note would be secured by a security interest in the Company's rights to the Malis (R) trademark and certain of the Company's patents.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


NOTE 5 - SUPPLEMENTAL BALANCE SHEET INFORMATION:

Accounts Receivable - Net
-------------------------

                                                June 30,     September 30,
                                                  2005           2004
                                              ------------   ------------
                                               (Unaudited)     (Audited)

     Accounts receivable                      $    957,258   $    661,704
     Less: Allowances                               15,480         15,480
                                              ------------   ------------
     Accounts receivable - net                $    941,778   $    646,224
                                              ============   ============


Inventory
---------

                                                June 30,     September 30,
                                                  2005           2004
                                              ------------   ------------
                                               (Unaudited)     (Audited)

     Finished goods                           $     57,178   $     94,405
     Work-in-process                               371,858        396,810
     Materials and parts                           516,165        424,052
                                              ------------   ------------
                                                   945,201        915,267
     Less: Allowances for slow moving
           and obsolete inventory                  152,816        133,663
                                              ------------   ------------
                                              $    792,385   $    781,604
                                              ============   ============

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


NOTE 5 - SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED):


Property, Plant and Equipment - Net
-----------------------------------

                                           Useful Life          June 30,       September 30,
                                              (Years)             2005             2004
                                          ---------------   ---------------   --------------
                                                              (Unaudited)        (Audited)
     Furniture and fixtures                    5 - 7         $       17,953    $      17,953
     Laboratory equipment                     5 - 10                463,652          378,159
     Office equipment                              5                193,312          185,530
     Leasehold improvements                    3 - 5                 87,194            9,413
     Land                                          -                      -           11,953
     Buildings and improvements              15 - 39                      -          103,467
                                                            ---------------   --------------
                                                                    762,111          706,475
     Less:  Accumulated depreciation
            and amortization                                        541,010          558,508
                                                            ---------------   --------------
                                                             $      221,101    $     147,967
                                                            ===============   ==============


Depreciation amounted to $8,609 and $7,318 for the three months ended June 30, 2005 and 2004, respectively, and $24,048 and $22,363 for the nine months ended June 30, 2005 and 2004, respectively.


On June 27, 2005, the Company sold all of the property and certain equipment of DEC for $185,788. The income recognized by the Company is $111,674, before moving costs and taxes.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


NOTE 5 - SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED):

Goodwill and Intangible Assets
------------------------------

In accordance with SFAS 142, goodwill has been reflected on the balance sheet separate from other intangible assets which continue to be amortized. No change in the carrying amount of goodwill was made for the quarter ended June 30, 2005. The Company completed its annual impairment test during the quarter ended March 31, 2005 and no impairment was identified.

Information regarding the Company's other intangible assets is as follows:


Goodwill and Intangible Assets
------------------------------

                                         June 30, 2005 (Unaudited)              September 30, 2004 (Audited)
                                ---------------------------------------   ---------------------------------------
                                    Gross                                    Gross
                                  Carrying    Accumulated                  Carrying     Accumulated
                                    Value     Amortization      Net          Value      Amortization      Net
                                -----------   -----------   -----------   -----------   -----------   -----------
Patents, trademarks and
    licensing agreements        $   573,804   $   511,583   $    62,221   $   573,804   $   503,678   $    70,126
Proprietary know-how                452,354       326,700       125,654       452,354       304,082       148,272
Acquisition costs                    55,969        55,969             -        55,969        55,969             -
                                -----------   -----------   -----------   -----------   -----------   -----------
                                $ 1,082,127   $   894,252   $   187,875   $ 1,082,127   $   863,729   $   218,398
                                ===========   ===========   ===========   ===========   ===========   ===========

Amortization expense of intangible assets amounted to $10,175 and $10,147 for the three months ended June 30, 2005 and 2004, respectively, and $30,523 and $30,296 for the nine months ended June 30, 2005 and 2004, respectively.

Annual amortization expense is estimated to be $40,800 for fiscal 2005, $40,800 for fiscal 2006, $40,700 for fiscal 2007, $40,100 for fiscal 2008, $34,900 for fiscal 2009 and $21,100 thereafter.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

NOTE 6 - LOANS RECEIVABLE - STOCKHOLDER/OFFICER:

Loans receivable - stockholder/officer represent various loans to Jerry L. Malis, a principal stockholder, director and officer of the Company. The loans bear interest at rates of 4.83% to 6.97% and are payable in either quarterly installments of $3,525 or annual installments of $14,100 until the principal and accrued interest have been repaid. At June 30, 2005, loans receivable - stockholder amounted to $36,282. At June 30, 2005, the stockholder/officer was current on the loan receivable.

Loans receivable - stockholder/officer are partially secured by 5,833 shares of the Company's common stock. At June 30, 2005, the pledged common stock has a value of $23,215.

NOTE 7 - COMMITMENT:

Operating Lease
---------------

The Company leased approximately 4,200 square feet of office and warehouse space from a general partnership whose partners are Jerry L. Malis, Leonard I. Malis (principal stockholders, directors and officers of the Company) and the Frances
W. Gilloway Marital Trust. The lease expired June 30, 2005.

The Company entered into a combination sublease and lease commencing on May 1, 2005 for a term of four and one-half years, for office, assembly and manufacturing space in King of Prussia, Pennsylvania, with an initial annual rental of $74,858, increasing to $129,437, plus annual operating expenses.

Rent expense amounted to $33,383 and $64,317 for three and nine months ended June 30, 2005, respectively, and $15,017 and $45,050 for the three and nine months ended June 30, 2004, respectively. Rent expense to the related entity amounted to $15,599 and $46,533 for three and nine months ended June 30, 2005, respectively, and $15,017 and $45,050 for the three and nine months ended June 30, 2004, respectively.

                  VALLEY FORGE SCIENTIFIC CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


NOTE 8 - EARNINGS PER SHARE:

                                                    Three Months Ended           Nine Months Ended
                                                          June 30,                   June 30,
                                                 -------------------------   -------------------------
                                                    2005          2004          2005          2004
                                                 -----------   -----------   -----------   -----------
Income available to common stockholders          $       182   $    65,006   $   139,066   $   145,564
                                                 ===========   ===========   ===========   ===========
Weighted average common shares
    outstanding - basic                            7,919,250     7,913,712     7,915,558     7,913,712
Net effect of dilutive shares issuable in
    connection with stock plans                      152,422        81,243        85,337        65,755
                                                 -----------   -----------   -----------   -----------
Weighted average common shares
    outstanding - diluted                          8,071,672     7,994,955     8,000,895     7,979,467
                                                 ===========   ===========   ===========   ===========
Earnings Per Share:
    Basic                                        $      0.00   $      0.01   $      0.02   $      0.02
    Diluted                                      $      0.00   $      0.01   $      0.02   $      0.02


Options to purchase 431,500 and 507,250 shares of common stock were outstanding on June 30, 2005 and 2004, respectively. Of these shares, 279,078 and 426,007 shares were not included in the computation of diluted earnings per share for the three months ended June 30, 2005 and 2004, and 346,163 and 441,496 of these shares were not included in the computation of diluted earnings per share for the nine months ended June 30, 2005 and 2004, respectively, in accordance with SFAS 128, as the issuance prices were in excess of the average market price for the period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of Valley Forge Scientific Corp.'s financial condition and results of operations for the quarterly and nine month periods ended June 30, 2005 and 2004. This section should be read in conjunction with the financial statements and related notes in Item 1 of this report and Valley Forge Scientific Corp.'s annual report on Form 10-K for the year ended September 30, 2004, which has been filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward looking statements as a result of many factors including but not limited to those under the headings "Special Note Regarding Forward Looking Statements" and "Factors That Might Affect Future Results". Unless the context requires otherwise, references to "we", "us", "our" and "Valley Forge Scientific" refer to Valley Forge Scientific Corp.

Overview

     Valley Forge is a medical device company that develops, manufactures and sells medical devices for use in surgery and other healthcare applications. Our core business involves the sale of bipolar electrosurgical generators and other generators, based on our DualWave(TM) technology, and complementary instrumentation and disposable products.

     Our current line of bipolar electrosurgical products are used in neurosurgery and spine surgery and in dental applications. In the first quarter of fiscal 2005, we commenced selling to Stryker Corporation a lesion generator for the percutaneous treatment of pain. We plan to expand the market for our products with the introduction of our new multifunctional bipolar electrosurgical generator and new proprietary single-use, hand-switching bipolar instruments, new products based on our proprietary lesion generator technology, and other products and product refinements. Our new multifunctional bipolar electrosurgical system is designed to replace other surgical tools, such as monopolar electrosurgical systems and lasers, in certain applications.

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

Merger Agreement with Synergetics, Inc.
---------------------------------------

     On May 2, 2005, we entered into a merger agreement with Synergetics, Inc., a privately-held corporation, that is involved in the development, manufacture, distribution and sale of durable and disposable instruments for use in retina surgery, neurosurgery and other microsurgery markets. Pursuant to the terms of the merger agreement, Synergetics' shareholders will receive, in the aggregate, approximately 16 million fully paid and nonassessable shares of Valley Forge's common stock, no par value, or approximately 66% of Valley Forge's then outstanding common stock on a fully diluted basis. Completion of the merger is subject to several conditions, including approval by shareholders of each company, effectiveness of a Form S-4 registration statement, and other customary closing conditions. Additionally, the merger agreement may be terminated by Valley Forge or Synergetics upon the occurrence or failure to occur of certain events, including a failure of the merger to be consummated by September 30, 2005. In the event of such termination, under certain circumstances, Valley Forge and Synergetics may be required to pay each other a break-up fee of $1 million as set forth in the merger agreement.

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

Codman Agreement
----------------

     For over 20 years, we have had worldwide exclusive distribution agreements with Codman & Shurtleff, Inc. ("Codman"), a subsidiary of Johnson & Johnson, Inc., to market our neurosurgery bipolar electrosurgical systems and other products in the fields of neurocranial and neurospinal surgery. On October 15, 2004, we entered into a new agreement with Codman defining our business relationship from October 1, 2004 through December 31, 2005. This Agreement was amended effective March 1, 2005. Pursuant to that amendment, on July 15, 2005, the distribution agreement with Codman became a nonexclusive agreement.

     Historically, we have derived a significant portion of our sales from sales to Codman. For the three and nine months ended June 30, 2005, 85% and 74%, respectively, of our revenue was derived from sales to Codman, and for the fiscal year ended September 30, 2004, 86% of our revenue was derived from sales to Codman.

Stryker Agreement
-----------------

     On October 25, 2004, we entered into a supply and distribution agreement with Stryker Corporation for the distribution and sale of a lesion generator manufactured by Valley Forge for the percutaneous treatment of pain. The supply and distribution agreement is the culmination of over two years of collaborative efforts with Stryker. The term of the supply and distribution agreement is for slightly over five years, commencing on November 11, 2004 and ending on March 31, 2009, and grants Stryker exclusive worldwide marketing rights for distribution and sale of the lesion generator for use in percutaneous treatment of pain. In the first year of the agreement, Stryker has agreed to make minimum purchases of approximately $900,000 for a combination of sales demonstration units and commercial sale units. In the second and third years, Stryker has agreed to make minimum purchases of approximately $500,000 per year for commercial sale units. Minimum purchase requirements for agreement years four and five are to be determined by the parties based on market conditions and other factors. After only eight months into the first year of the supply and distribution agreement, Stryker has already exceeded the first year minimum purchases of $900,000 as set forth in that agreement. The agreement also provides Stryker certain rights for other new product concepts developed by Valley Forge in both pain control and expanded market areas.

Results of Operations

     Results of Operations for the Three and Nine Months Ended June 30, 2005 compared to the Three and Nine Months Ended June 30, 2004.

Summary

     Sales of $1,697,982, for the three months, and $4,926,387 for the nine months, ended June 30, 2005 were 33% and 37% greater, respectively, than sales of $1,274,389 and $3,606,629, respectively, for the three and nine months ended June 30, 2004. Primarily as a result of one-time merger related professional fees of $436,729 for the third quarter of fiscal 2005 and $518,895 for the first nine months of fiscal 2005, we had an operating loss of $121,799 for third quarter of fiscal 2005 and operating income of $254,354, as compared to operating income of $109,721 and $245,191 for the corresponding periods in fiscal 2004 Net income for the three and nine months ended June 30, 2005 was $182 and $139,066, respectively, as compared to net income of $65,006 and $145,564, respectively, for the corresponding periods in fiscal 2004.

Sales

     Total Sales and Gross Profit on Sales:

                                                   Unaudited                    Unaudited
                                               Three Months Ended           Nine Months Ended
                                                   June 30,                      June 30,
                                              2005           2004           2005          2004
                                              ----           ----           ----          ----
Total sales:                              $1,697,982     $1,274,389     $4,926,387    $3,606,629
Cost of sales:                               738,347        622,068      2,221,128     1,689,236
Gross profit on sales:                       959,635        652,321      2,705,259     1,917,393
Gross profit as a percentage of sales:           57%            51%            55%           53%

     The increase in sales in the third quarter and first nine months of the 2005 fiscal year as compared to the third quarter and first nine months of the 2004 fiscal year reflects increased sales to Stryker of a lesion generator model we developed for the percutaneous treatment of pain, and increased sales to Codman. Sales for our dental products decreased for the third quarter and the first nine months of fiscal 2005.

     For the third quarter of fiscal 2005, sales to Codman accounted for 85% of our sales and sales to Stryker accounted for 10% of our sales, as compared to 82% and 9%, of our sales, respectively, for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, sales to Codman accounted for 74% of our sales and sales to Stryker accounted for 20% of our sales, as compared to 84% and 4% of our sales, respectively, for the first nine months of fiscal 2004.

     During the third quarter and first nine months of fiscal 2005, we had sales to Stryker of $177,730 and $965,779, respectively, pursuant to a supply and distribution agreement, which we entered into on October 25, 2004. There were sales of $120,000 and $135,000, respectively, of this product during the third quarter and first nine months of fiscal 2004. After only eight months into the first year of the supply and distribution agreement, Stryker has already exceeded the first year minimum purchases of $900,000 as set forth in that agreement.

     Sales of our neurosurgical products and related services to Codman increased to $1,438,304 for the three months, and $3,628,436 for the nine months, ended June 30, 2005 as compared to sales of $1,040,347 and $3,044,868 for the three and nine months ended June 30, 2004. During this time, Codman was the exclusive distributor of our existing products in fields of neurocranial and neurospinal surgery. Subsequent to the end of the quarter, effective July 15, 2005, Codman became the nonexclusive worldwide distributor of our existing products in the fields of neurocranial and neurospinal surgery until December 31, 2005. We anticipate that sales to Codman in the fourth quarter of fiscal 2005 will be at a lower level than the sales to Codman for the third quarter of fiscal 2005.

     For the three and nine months ended June 30, 2005, sales of the Bident(R) Bipolar Tissue Management System for dental applications were $79,708 and $298,879, respectively, or 5% and 6% of sales, respectively, as compared to $107,948, or 8% of sales, and $398,563, or 11% of sales, respectively, for the corresponding periods in 2004. We are considering product modifications and other strategies for our dental products.

     Sales by Medical Field:

     The table below sets forth our sales by medical field of "Generators, Irrigators and Other Products" and "Disposable Products" for the three months and nine months ended June 30, 2005, and 2004. Sales of "Disposable Products" in "Other fields" represent sales to Boston Scientific Corporation and direct sales to hospitals.

                                         For the Three Months       For the Nine Months
                                                Ended                      Ended
                                               June 30,                   June 30,
                                           2005         2004         2005         2004
                                           ----         ----         ----         ----
     Generators, Irrigators and
     Accessory Products
           Neurosurgery field           $  904,770   $  503,852   $2,122,702   $1,552,478
           Dental field                     64,583       85,125      251,858      341,755
           Pain Control fields             150,000      120,000      937,500      135,000
                                        ----------   ----------   ----------   ----------
     Total of all fields:               $1,119,353   $  708,977   $3,312,060   $2,029,233
                                        ==========   ==========   ==========   ==========
     Disposable Products
           Neurosurgery field           $  480,484   $  508,306   $1,338,857   $1,313,030
           Dental field                     13,960       24,572       43,492       56,809
           Other fields                      2,240        1,963       15,476       30,218
                                        ----------   ----------   ----------   ----------
     Total of all fields:               $  496,684   $  534,841   $1,397,825   $1,400,057
                                        ==========   ==========   ==========   ==========

     For the third quarter of fiscal 2005, 66% of our sales related to sales of bipolar electrosurgical generators, irrigators and accessories as compared to approximately 56% of our sales for the third quarter of fiscal 2004. Sales of disposable products accounted for approximately 29% of our sales in the third quarter of fiscal 2005 as compared to approximately 42% of our sales in the third quarter of fiscal 2004.

     For the first nine months of fiscal 2005, 67% of our sales related to sales of bipolar electrosurgical generators, irrigators and accessories as compared to approximately 56% of our sales for the first nine months of fiscal 2004. Sales of disposable products accounted for approximately 28% of our sales in the first nine months of fiscal 2005, as compared to approximately 39% of our sales in the first nine months of fiscal 2004.

Cost of Sales

     Cost of sales was 43% of sales for the three months, and 45% for the nine months, ended June 30, 2005 as compared to 49% and 47% of sales for the three months and nine months ended June 30, 2004. Gross margin was 57% for the three months, and 55% for the nine months, ended June 30, 2005 as compared to 51% for the three months, and 53% for the nine months, ended June 30, 2004. The higher gross margin for the three months and nine months ended June 30, 2005 reflects higher sales volume and different product mix.

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

Operating Expenses

     Selling, general and administrative expenses increased by 26%, or $108,524, to $526,223 for the third quarter and by 12%, or $160,421, to $1,446,665 for the first nine months of fiscal 2005, as compared to $417,699 and $1,286,244, respectively, for the comparable periods in fiscal 2004. For the third quarter of fiscal 2005, rent expense increased as a result of our entering into a lease for new corporate offices and assembly, engineering and manufacturing facility in King of Prussia, Pennsylvania effective May 1, 2005. The increase in selling, general and administrative expenses also reflects one-time expenses, which we incurred in the third quarter of fiscal 2005, in connection with relocating to this facility in late June and early July of 2005. Our future rent expense under this new lease will be greater than our rent expense for the facilities that it replaced.

     We incurred professional fees in connection with the merger agreement with Synergetics of approximately $437,000 for the third quarter, and $519,000 for the first nine months, of fiscal 2005. It is expected that we will incur additional professional fees and printing costs in connection with the merger in the fourth quarter of fiscal 2005.

     Research and development expenses were $108,307 for the three months, and $454,752 for the nine months, ended June 30, 2005, as compared to $114,754 for the three months, and $355,662 for the nine months, ended June 30, 2004. We will continue to invest in research and development to expand our technological base for use in both existing and additional clinical fields.

Other Income (Expenses)

     In the third quarter of fiscal 2005, we realized a gain of $111,674 from the sale of our assembly, engineering and manufacturing in Philadelphia, Pennsylvania by our wholly-owned subsidiary, Diversified Electronics Company, Inc.

     In the second quarter of fiscal 2005, we recorded an expense of $150,000 in connection with the lawsuit entitled Jeffrey Turner and Cathryn Turner v. Phoenix Children's Hospital, Inc. , et al., in which Valley Forge was one of the defendants. In April 2005, without admitting liability in this disputed claim, and as a precondition to Valley Forge's merger agreement with Synergetics, a settlement agreement and release was entered into in which we paid $150,000 towards plaintiff's expenses in the lawsuit.

Income Tax Provision

     The provision for income taxes was $890 for the three months, and $105,083 for the nine months, ended June 30, 2005 as compared to $50,583 for the three months, and $116,533 for the nine months, ended June 30, 2004.

Net Income

     Net income decreased to $182 for the three months, and $139,066 for the nine months, ended June 30, 2005, as compared to net income of $65,006 for the three months, and $145,564 for the nine months, ended June 30, 2004. Basic and diluted income per share was $0.00 for the three months, and $0.02 for the nine months, ended June 30, 2005 as compared to $0.01 for the three months, and $0.02 for the nine months, ended June 30, 2004.

Liquidity and Capital Resources

     At June 30, 2005, we had $3,852,154 in working capital compared to $3,718,481 at September 30, 2004 and $3,746,333 at June 30, 2004. The primary measures of our liquidity are cash, cash equivalents, accounts receivable and inventory balances. The cash equivalents are highly liquid with original maturities of ninety days or less.

     Cash used in operating activities was $17,959 for the nine months ended June 30, 2005 as compared to cash used of $78,867 for the nine months ended June 30, 2004. The cash used in operating activities for the first nine months of fiscal 2005 was mainly attributable to an increase in accounts receivable of $295,554 and an increase in inventory of $10,781, partially offset by an increase in accounts payable, accrued expenses and income taxes payable of $227,284.

     In the first nine months of fiscal 2005, accounts receivable net of allowances increased by $295,554 to $941,778 at June 30, 2005 from $646,224 at September 30, 2004. The increase in accounts receivable was principally due to increased sales.

     In the first nine months of fiscal 2005, inventories increased by $10,781 to $792,385 at June 30, 2005 from $781,604 at September 30, 2004.

     The increase in accounts payable reflects increases in material purchases due to increased sales volume and merger related expenses.

     For the nine months ended June 30, 2005, our investing activities provided $21,542, which was attributable primarily to the net proceeds of $185,788 we received from the disposition of our manufacturing facility in Philadelphia, Pennsylvania by our wholly-owned subsidiary, Diversified Electronics Company, Inc., net of $171,296 primarily for the purchase of equipment and building improvements in connection with the lease of our new facility in King of Prussia, Pennsylvania. Net property and equipment increased to $221,101 at June 30, 2005 as compared to $147,967 at September 30, 2004.

     In the third quarter of fiscal 2005, we entered into a combination sublease and lease, commencing on May 1, 2005, for a term of four and one-half years, for approximately 13,500 square feet of office, assembly, engineering and manufacturing space in King of Prussia, Pennsylvania, with an initial annual rent of $74,858, increasing to $129,437, plus annual operating expenses. In late June and early July 2005, we moved both our Philadelphia, Pennsylvania manufacturing, engineering and assembly facility and our Oaks, Pennsylvania offices into this facility.

     In August 2002, our Board of Directors terminated our then existing stock repurchase plan and authorized a new repurchase plan to purchase up to 200,000 shares of our common stock. We did not purchase any of our stock in the third quarter of fiscal 2005 pursuant to this plan. To date, we have repurchased 154,100 shares of our common stock under the plan, leaving a balance of 45,900 that is available for repurchase under the plan.

     At June 30, 2005, we had cash and cash equivalents of $2,386,742. We plan to finance our operating and capital needs principally with cash flows from operations and existing balances of cash and cash equivalents, which we believe will be sufficient to fund our operations in the near future. However, should it be necessary, we believe we could borrow adequate funds at competitive rates and terms. Our future liquidity and capital requirements will depend on numerous factors, including the funds we expend in marketing, selling and distributing our products, the success in commercializing our existing products, development and commercialization of products in other clinical markets, the ability of our suppliers to continue to meet our demands at current prices, the status of regulatory approvals and competition.

     We have a line of credit of $1,000,000 with Wachovia Bank, N.A. which calls for interest to be charged at the bank's national commercial rate. The credit accommodation is unsecured and requires us to have a tangible net worth of no less than $3,400,000. Our current tangible net worth exceeds $3,400,000 at June 30, 2005. As of June 30, 2005, there was no outstanding balance on this line.

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

Loss Contingencies

     We may be subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, with respect to our products and involving commercial disputes. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits, as we are not aware of any such claims or lawsuits. Our financial statements do reflect the settlement of the lawsuit entitled Jeffrey Turner and Cathryn Turner v. Phoenix Children's Hospital, Inc., et al.

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

                    FACTORS THAT MIGHT AFFECT FUTURE RESULTS
                    ----------------------------------------

We currently rely on our relationship with a single customer for a significant portion of our revenues, which makes our financial position and operating results vulnerable to the loss of that customer.

     Our most important relationship is with Codman, an affiliate of Johnson & Johnson, for the sale of our neurosurgery products. Sales to Codman accounted for 85% of our sales for the first nine months of fiscal 2005, 86% of our sales in fiscal year 2004, and 95% and 90% of our sales in fiscal years 2003 and 2002, respectively. Under our agreement with Codman, our exclusive distributorship relationship expired on July 15, 2005. In addition, the agreement will expire on December 31, 2005, or earlier, pursuant to the terms of the agreement.

     The impact to us of the expiration of our exclusive relationship with Codman, and the corresponding termination of Codman's minimum purchase obligations under the agreement, is uncertain. If we are unable to establish alternative or additional channels of distribution for our products, we may be unable to achieve the same revenue levels as those that have historically resulted from our relationship with Codman. In addition, any continuation of the distribution agreement with Codman beyond December 31, 2005 could be on terms less favorable than the existing distribution agreement with Codman.

If any of our single source suppliers were to cease providing components, we may not be able to produce our products.

     We currently subcontract for the manufacturing of our disposable cord and tubing sets with a single manufacturer. If this supplier becomes unwilling or unable to provide products or components in the required volumes and quality levels or in a timely manner, we would be required to locate and contract with substitute suppliers. Although we believe that alternative sources for many of these components and raw materials are available, we could have difficulty identifying a substitute supplier in a timely manner or on commercially reasonable terms and may have to pay higher prices to obtain the necessary materials. Any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified.

     We have also become aware that the manufacturers of several parts used in our currently available bipolar electrosurgical generator models will no longer be manufacturing these parts in the near future. While we have arranged to purchase and maintain a significant inventory of these parts and are developing alternatives for these parts, our efforts may not be sufficient depending on our unit sales. Alternative parts, if available, would require engineering redesign and may require regulatory approval before the manufacture of additional new units. In addition, in the event that we determine to continue the manufacture and sale of the existing product line together with our new multifunctional bipolar electrosurgical generator, such redesign, part sourcing and regulatory approval may also be required.

The medical device industry is highly competitive, and we may be unable to compete effectively with other companies.

     The medical technology industry is characterized by intense competition. We compete with established medical technology and early stage companies that have alternative solutions for the markets we serve or intend to serve. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution services and other resources than we do. Further, our competitors may be more effective at implementing their technologies to develop commercial products. Certain of the medical indications that can be treated by our devices can also be treated by other medical devices or by medical practices that do not include a device. The medical community widely accepts many alternative treatments and certain of these treatments have a long history of use.

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

Our future results are dependent, in part, upon the successful introduction of our new multifunctional bipolar electrosurgical generator.

     Our future success, in a large part, may depend upon the successful launch of our new multifunctional bipolar electrosurgical generator and new proprietary single-use, hand-switching bipolar instruments. While we believe that this new generator and related instruments represent significant advancements in technology and performance and will replace other surgical tools in certain applications, such as monopolar electrosurgical systems and lasers, their success in the marketplace is dependent upon several factors including:

     o    the completion of the design and testing;
     o    their acceptance by surgeons;
     o the recognition by hospitals and surgical centers that the new generator and instruments are sufficiently improved and beneficial to warrant the cost of acquisition and training;
     o    our ability to create a sales network;
     o    our ability to sustain our average selling price through this network;
          and
     o    the reaction of our competitors in this market.

Our products may not be accepted in the market.

     We cannot be certain that our current products or any other products that we may develop or market will achieve or maintain market acceptance. We cannot be certain that our devices and procedures they perform will be able to replace those established treatments or that either physicians or the medical community in general will accept and utilize our devices or any other medical products that we may develop. For example, we cannot be certain that the medical community will accept our new multifunctional electrosurgical generator and proprietary hand-switching bipolar electrosurgical instruments over traditional monopolar electrosurgical generators.

     Market acceptance of our products depends on many factors, including our ability to convince third party distributors and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances.

If we do not introduce new commercially successful products in a timely manner, our products may become obsolete over time, thereby decreasing our revenue and profitability.

     Demand for our products may change because of evolving customer needs, the introduction of new products and technologies, the discovery of cures for certain medical problems, evolving surgical practices and evolving industry standards. Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time, causing our sales and operating results to suffer. The success of our new products will depend on several factors, including our ability to:

     o    properly identify and anticipate customer needs;
     o    commercialize new products in a cost-effective and timely manner;
     o    manufacture and deliver products in sufficient volumes on time;
     o    obtain regulatory approval for new products;
     o    differentiate our products from those of competitors;
     o    achieve positive clinical outcomes;
     o satisfy the increased demands by health care payors, providers and patients for lower-cost procedures and shorter hospital stays and recovery times;
     o innovate and develop new materials, product designs and surgical techniques; and
     o provide adequate medical and/or customer education relating to new products and attract key surgeons to advocate these new products.

     New products and enhancements usually require a substantial investment in research and development before we can determine the viability of the product, and we may not have the financial resources necessary to fund this research and development. Moreover, new products and enhancements may not produce revenues in excess of the research and development costs, and they may be quickly obsolete by changing customer preferences or the introduction by our competitors of new technologies or features.

Our operating results may fluctuate.

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

     Trends toward managed care, health care cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale or the prices of our products. For example:

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

     Our ability to compete effectively depends in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own patents that cover significant aspects of our products. Certain of our patents have expired and others will expire in the future. In addition, challenges may be made to our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours that our patents do not cover. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years. We may become subject to patent infringement claims or litigation or interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions.

     Our competitive position depends, in part, upon unpatented trade secrets, which are difficult to protect. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. In an effort to protect our trade secrets, we generally require certain of our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements typically provide that, except in specified circumstances, all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential. Some jurisdictions limit the enforceability and scope of these agreements and these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of the unauthorized use or disclosure of confidential information.

We may have product liability claims and our insurance may not cover all claims.

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

The market price of our stock may be highly volatile.

     During the first nine months of fiscal 2005 and during fiscal 2004 and 2003, our common stock has traded in a range of $1.05 and $5.25 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

     o    our ability to successfully commercialize our products;

     o the execution of new agreements and material changes in our relationships with companies with whom we contract;
     o    quarterly fluctuations in results of operations;
     o announcements regarding technological innovations or new commercial products by us or our competitors or the results of regulatory approval filings;
     o market reaction to trends in sales, marketing and research and development and reaction to acquisitions;
     o    sales of common stock by existing stockholders;
     o    economic and political conditions; and
     o    fluctuations in the United States financial markets.

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

Item 4.  CONTROLS AND PROCEDURES

     Our management, including our Chief Executive Officer/Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our management, including our Chief Executive Officer/Principal Financial Officer, has concluded that our disclosure controls and procedures are effective. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

     In April 2005, without admitting liability and as a precondition to Valley Forge's merger agreement with Synergetics, Inc., Valley Forge settled the lawsuit entitled Jeffrey Turner and Cathryn Turner v. Phoenix Children's Hospital, Inc. , et al., in which Valley Forge was one of the defendants, and paid $150,000 towards plaintiff's expenses in the lawsuit.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 2.1 Agreement and Plan of Merger by and among Valley Forge Scientitific Corp., Synergetics Acquisition Corporation and Synergetics, Inc. dated May 2, 2005.
                            (1)

          Exhibit 2.2 Amendment No. 1 to Agreement and Plan of Merger by and among Valley Forge Scientitific Corp., Synergetics Acquisition Corporation and Synergetics, Inc. dated June 2, 2005. (2)

          Exhibit 2.3 Amendment No. 2 to Agreement and Plan of Merger by and among Valley Forge Scientitific Corp., Synergetics Acquisition Corporation and Synergetics, Inc. dated July 15, 2005. (3)

          Exhibit 9.1 Valley Forge Voting Agreement among certain shareholders of Valley Forge Scientific Corp., Valley Forge Scientific Corp. and Synergetics, Inc. dated May 2, 2005. (1)

          Exhibit 9.2 Synergetics Voting Agreement among certain shareholders of Synergetics, Inc., Valley Forge Scientific Corp. and Synergetics, Inc. dated May 2, 2005. (1)

          Exhibit 10.16 Agreement and Lease between Liberty Property Limited Partnership and Valley Forge Scientific Corp. (4)

          Exhibit 10.17 Agreement for Sale of Commercial Real Estate between Diversified Electronics Company, Inc. and Stan Smith dated April 21, 2005. (4)

          Exhibit 31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

     (1) Previously filed with Valley Forge's Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference.
     (2) Previously filed with Valley Forge's Current Report on Form 8-K filed on June 3, 2005 and incorporated herein by reference.
     (3) Previously filed with Valley Forge's Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.
     (4) Previously filed with Valley Forge's Form S- 4 Registration Statement (Registration No. 333-125521) and incorporated herein by reference.

     (b)  Current Reports on Form 8-K

          On May 4, 2005, Valley Forge Scientific Corp. filed a report on Form 8-K regarding a merger agreement with Synergetics, Inc.

          On May 11, 2005, Valley Forge Scientific Corp. filed a report on Form 8-K regarding an amendment to an agreement with Codman & Shurtleff, Inc.

          On May 13, 2005, Valley Forge Scientific Corp. filed a report on Form 8-K regarding its results of operations.

          On May 24, 2005, Valley Forge Scientific Corp. filed a report regarding a determination by The Nasdaq Stock Market that the merger with Synergetics, Inc. constitutes a "reverse merger."

          On June 3, 2005, Valley Forge Scientific Corp. filed a report on Form 8-K regarding an amendment to the merger agreement with Synergetics, Inc.

          Subsequent to the end of the quarter, on July 15, 2005, Valley Forge Scientific Corp. filed a report on Form 8-K regarding an amendment to the merger agreement with Synergetics, Inc.

          Subsequent to the end of the quarter, on August 11, 2005, Valley Forge Scientific Corp. filed a report on Form 8-K regarding its results of operations.

                          VALLEY FORGE SCIENTIFIC CORP.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VALLEY FORGE SCIENTIFIC CORP.


Date: August 15, 2005                    By: /s/ JERRY L. MALIS
                                             ------------------------------
                                             Jerry L. Malis, President and
                                             Chief Executive Officer
                                             (principal financial officer)

                          VALLEY FORGE SCIENTIFIC CORP.
                    For Quarterly Period Ended June 30, 2005
                                    FORM 10-Q
                                  EXHIBIT INDEX



Exhibit 31.1        Certification of the Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1        Certification of the Chief Executive Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002