Form 10-K
period 2005-07-31
SYNERGETICS USA INC
filed 2005-10-31
CIK 836429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2005 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-10382
SYNERGETICS USA, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2131580

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3845 Corporate Centre Drive
O’Fallon, Missouri	63368

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(636) 939-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock	Boston Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

(Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported by The Nasdaq Stock Market as of January 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,634,770.
At October 25, 2005, there were 23,910,360 shares of the registrant’s common stock outstanding.

SYNERGETICS USA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2005

		Page
PART I		2
Item 1.	Business	2
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	24
PART II		27
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities	27
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	39
Item 9A.	Controls and Procedures	40
Item 9B.	Other Information	40
PART III		41
Item 10.	Directors and Executive Officers of the Registrant	41
Item 11.	Executive Compensation	43
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13.	Certain Relationships and Related Transactions	48
Item 14.	Principal Accountant Fees and Services	49
PART IV		51
Item 15.	Exhibits and Financial Statement Schedules.	51
Signatures
Exhibit Index
Loan Agreement
Promissory Note
Security Agreement
Future Advance Deed of Trust and Security Agreement
Guaranty Agreement
Guaranty of Unassigned Issuers's Rights
Bond Purchase Agreement
First Supplemental Loan Agreement
Promissory Note
First Supplemental Future Advance Deed of Trust & Security Agreement
First Supplemental Guaranty of Unassigned Issuer's Rights
Bond Purchase Agreement
Business Loan Agreement
Change in Terms Agreement
Commercial Guaranty
Commercial Security Agreement
Business Loan Agreement
Change in Terms Agreement
Commercial Security Agreement
Business Loan Agreement
Promissory Note
Commercial Guaranty
Commercial Security Agreement
Subsidiaries of Registrant
Consent of McGladrey & Pullen, LLP
Consent of MPP&W, P.C.
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

SYNERGETICS USA, INC.
STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (SEC) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty exists with respect to: the effects of local and national economic, credit and capital market conditions on the economy in general, and on the medical device industry in particular, and the effects of foreign exchange rates and interest rates; the ability to timely and cost-effectively integrate the operations of Synergetics, Inc., now a wholly owned subsidiary of the Company, and Valley Forge Scientific Corp., including the ability to maintain our relationship with Valley Forge’s largest customers; the ability to realize the synergies and other perceived advantages resulting from our recently completed merger; the ability to attract and retain key personnel; the ability to meet all existing and new U.S. FDA requirements and comparable non-U.S. medical device regulations in jurisdictions in which the Company conducts its business; the ability to successfully execute our business strategies; the extent and timing of market acceptance of new products or product indications; the ability to procure, maintain, enforce and defend our patent and proprietary know how; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; the ability to continue to increase customer loyalty; the ability to recoup costs of capital investments through higher revenues; the effects of environmental and structural building conditions relating to the Company’s properties; acts of war and terrorism incidents and the effects of operating and market competition.
     Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all facts that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Risk Factors” section of this Form 10-K included at the end of Item 1.
     In addition, certain market data and other statistical information used throughout this report are based on independent industry publications. Although we believe these sources to be reliable, we have not independently verified the information and cannot guarantee the accuracy and completeness of such sources.
     Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

PART I
Item 1. Business
Overview
     Synergetics USA, Inc. (“Synergetics USA” or “Company”) is a Delaware corporation incorporated on June 2, 2005 in connection with the merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics was founded in 1991. Valley Forge was incorporated in 1980. See “Combination of Valley Forge and Synergetics” in this Item 1 for information regarding the merger and the reincorporation. A majority of the combined Company’s operations are conducted by Synergetics, its wholly owned subsidiary. Through Synergetics’ historical business, the Company designs, manufactures and markets precision engineered microsurgical instruments, capital equipment and devices primarily for use in vitreoretinal surgery and neurosurgical applications. Its products are designed and manufactured to support micro or minimally invasive surgical procedures. In addition, it also designs and manufactures disposable and non-disposable supplies and accessories for use with such products.
     The combination of Synergetics and Valley Forge was accounted for as a reverse merger, and as such, the financial information included in this annual report on Form 10-K, unless expressly stated otherwise, is the financial information of Synergetics as the accounting acquirer in the merger.
     Revenues from our ophthalmic products constituted 81.5%, 83.3% and 91.4% of our total revenues in fiscal 2005, 2004 and 2003, respectively. Revenues from our neurosurgical products represented 18.5%, 16.7% and 8.6% of our total revenues in fiscal 2005, 2004 and 2003, respectively. We expect that the relative revenue contribution of our neurosurgical products will rise in 2006 as a result of the September 2005 combination of Valley Forge and Synergetics that expanded our neurosurgical product line. For information relating to the revenues attributed to our United States and international customers, please refer to Note 13 in the consolidated financial statements filed with this report.
     Vitreoretinal surgery is generally surgery performed on the most rearward portion of the eye surrounding the retina. The Company also develops and manufactures a specialized line of ophthalmic products including vitreoretinal instruments, fiberoptic endoilluminators, laser probes, scrapers under the Diamond Dusted Membrane Scrapers (DDMSTM) brand, illumination equipment under the PHOTONTM brand and laser equipment. Working closely with leading vitreoretinal surgeons, we have developed, patented and manufactured proprietary instruments meeting the needs of our customers for newer and higher quality products. The Company also offers a rapid return instrument repair service.
     Our neurosurgical products contributed by Synergetics in the merger with Valley Forge evolved out of our early success with vitreoretinal surgical instruments. Through constant refinement and continuing investment in research and development, we have developed a line of precision crafted neurosurgical instruments. The Company designs and manufactures specialized micro forceps, scissors, dissectors and procedure-driven products utilized in skull-based neurosurgery. In addition, we are the exclusive United States and Canadian distributor of the Sonopet Omni® (“Omni®”) ultrasonic aspirator used for tumor removal, bone removal and resection. Since its introduction in 2003, we have sold and delivered a number of Omni® units in the United States. Management believes we have just begun to penetrate the United States and Canadian markets for this product. In addition to our efforts to expand the installed base of Omni® units, we are working to expand our disposables and follow-on product offerings. Working jointly with leading neurosurgeons, we have developed, are in the process of obtaining patents for and are manufacturing proprietary disposable ultrasonic tips and tubing sets for use with the Omni® ultrasonic aspirator. We expect these new offerings will expand and enhance the Omni® product category.
Combination of Valley Forge and Synergetics
     On September 21, 2005, Synergetics merged with and into Synergetics Acquisition Corporation and became a wholly owned subsidiary of Valley Forge. Pursuant to the terms of the merger agreement, shareholders of Synergetics common stock received, in the aggregate, 15,973,912 shares of Valley Forge common stock, or 4.59 Valley Forge shares for each share of Synergetics. Immediately following the merger, Synergetics’ former private shareholders owned approximately 66% of Valley Forge’s outstanding common stock.
     On September 22, 2005, Valley Forge reincorporated from a Pennsylvania corporation to a Delaware corporation and changed its name to Synergetics USA, Inc.
     The combination of Valley Forge and Synergetics should strategically position us for future growth of our neurosurgical product line. The medical device industry is characterized by several large dominant companies with significant resources, including financial, marketing, sales, distribution, research and development and manufacturing resources, as well as numerous small companies seeking adequate distribution channels and the means to achieve the critical mass to secure market share and thrive economically. By combining Valley Forge and Synergetics, we have taken a significant step toward achieving the critical mass needed for continued growth and profitability for our shareholders.
     Valley Forge contributed its proprietary DualWaveTM technology to the combined Company. The foundation of our bipolar electrosurgical system lies in this technology. Using the DualWaveTM technology, our bipolar generators are able to deliver two separate waveforms to perform the two separate and distinct functions of cutting and coagulation. With the virtual elimination of heat and current spread, this technology, when used in accordance with the product usage instructions, can be used in direct contact with nerves, bones, blood vessels and metal implants, and can be used in many areas of surgery. The cutting waveform uses molecular resonance to cut, rather than heat through an advancing spark. Our generators contain a rigidly stabilized voltage control to provide an extremely gentle cut, using about one fifth the power of other generators. The cutting current, which is delivered only to the tissue between the two electrodes of the instrument, offers safety advantages by the absence of current spread and markedly reduced heating of adjacent tissues. The coagulation waveform is unique in that it is totally aperiodic and nonrhythmic. The timing of electrical bursts within the waveform are randomly spaced, and the waveform itself is random in timing so that it is truly aperiodic. Regardless of how high the voltage setting of the unit, or how long the surgeon applies the current, the coagulation waveform simply will not cut. The strictly regulated constant voltage supply allows for precise, gentle and progressive coagulation in either totally dry or fully irrigated fields including fields totally submerged in saline. These effects are produced in the generators through the lowest practical output impedance. The newest generator, Malis® AdvantageTM, expected to be released during the first calendar quarter of 2006, will offer many “advantages” over standard generators including touch screen control and a true blend mode, which will allow the Company to provide improved bipolar accessories.
Other Recent Events
     On October 12, 2005, we exercised our option with respect to the Malis® trademark. The late Dr. Leonard I. Malis was the Professor and Chairman Emeritus of Mount Sinai School of Medicine, Department of Neurosurgery and one of Valley Forge’s former directors. The Malis® trademark is a name widely recognized and respected in the neurosurgery field. Dr. Malis licensed the Malis® trademark to Codman & Shurtleff, Inc. (“Codman”), an affiliate of Johnson & Johnson, in connection with certain products sold by Codman to end users, which includes products that the Company sells to

Codman. We paid Dr. Malis’ estate $159,904 in cash and the remainder in a $3,997,600 promissory note which will be paid in twenty-five equal quarterly installments of $159,904. The promissory note is secured by a security interest in the trademark and our DualWaveTM patents.
     On October 17, 2005, we announced our Malis® AdvantageTM, a fourth generation, multifunctional bipolar electrosurgical generator, along with new proprietary single-use, hand-switching instruments, at the 2005 Annual Meeting of the Congress of Neurological Surgeons in Boston, Massachusetts. The new generator will represent a significant advancement in technology and performance and may replace other surgical tools in certain applications, such as monopolar electrosurgical systems and lasers. The Malis® AdvantageTM is expected to be released during the first calendar quarter of 2006.
Strategy
     Our goal is to become a global leader in the development, manufacture and marketing of precision engineered microsurgical instruments, capital equipment and devices for use in vitreoretinal surgery and neurosurgical applications and to grow our product lines in other specialty surgical markets.
•	Introducing new technology that can be easily differentiated from our competition

•	Identifying microsurgical niches that may offer the prospect for substantial growth and higher profit margins

•	Accelerating our international (including Canada) growth

•	Combining the breadth and depth of knowledge, experience and resources in our research and development groups

•	Branding and marketing a substantial portion of our neurosurgical products with the Malis® trademark

•	Developing our distribution channels

•	Developing our new multifunctional bipolar electrosurgical systems, which will be marketed as the Malis® AdvantageTM

•	Growing our disposables revenue stream

•	Expanding the use of our new multifunctional bipolar electrosurgical generator, which will be marketed as the Malis® AdvantageTM, into other surgical markets

•	Exploring opportunities for growth through strategic partnering with other companies, such as our current relationship with Stryker Corporation
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Business Strategy” for further discussion.
Products and Services
Ophthalmic and Vitreoretinal Surgical Market
     Through Synergetics’ historical business, the Company initially engineered and produced prototype instruments designed to assist retinal surgeons in treating acute subretinal pathologies such as histoplasmosis and Age-Related Macular Degeneration (“ARMD”). Synergetics developed a number of specialized lines of finely engineered microsurgical instruments, which today have grown to comprise a product catalogue of over 700 retinal surgical items.
     Our business continues to grow and evolve as new, minimally invasive surgical techniques are pioneered by leading vitreoretinal surgeons. As microsurgical instruments become ever smaller, new endoillumination technology is required to assist surgeons in this field. Synergetics was an early developer of cutting edge endoillumination and continues to be a leader in the marketplace in the design, manufacture and marketing of laser probes and fiberoptic endoilluminators. Our innovative Diamond Dusted Membrane Scrapers (DDMSTM) are market leaders, while our vitreoretinal instruments, endoillumination generation equipment and laser equipment continue our tradition of superior product design and innovation.
     We are a leading supplier of 25 gauge instrumentation to the ophthalmic surgical market. These microsurgical instruments enable surgeons to make smaller stitch-less incisions. However, the use of 25 gauge instrumentation limits the amount of light that can be delivered to the surgical field using traditional light sources. We engineered a system solution using smaller optical fibers that, in combination with other product functionality, are capable of efficiently delivering up to eight times more light to the surgical field than traditional light systems. At the same time, the device can deliver concentrated laser energy to the site to provide endophotocoagulation. This technology was introduced to operating rooms across the world with Synergetics’ release in July 2004 of our PHOTONTM xenon light source for vitreoretinal illumination. These illuminators produce high output light and pass laser energy through the devices which are delivered coaxially to the surgical site through ultra-fine fiber optic fibers. The PHOTONTM’s ability to deliver both laser energy and vitreoretinal illumination through the same fiber line is unique and distinguishes it from other xenon laser light sources in the marketplace. We believe the PHOTONTM will continue to gain acceptance in the ophthalmic surgical market as demand increases for 25 gauge instrumentation used in connection with minimally invasive surgical techniques.
     In addition, Synergetics offers repair services for its instruments as well as for instruments manufactured by our competitors. Our skilled instrument makers enable us to receive, repair and return most domestic instrument repairs within 24 hours.
Neurosurgery Market
     The Company estimates that there are approximately 6,800 practicing neurological surgeons worldwide. Neurological surgery is a medical specialty dealing with disorders of the brain, skull, spinal cord, cranial and spinal nerves, the autonomic nervous system and the pituitary gland. It is estimated that approximately 220,000 cranial procedures are performed each year in the United States, including over 51,000 craniotomies for tumor removal. In addition, over 500,000 spine surgery procedures are performed annually in the United States and a total of over one million such procedures are performed worldwide by neurosurgeons and orthopedic surgeons.
     A prominent use of bipolar electrosurgical instrumentation and the Omni® ultrasonic aspirator in neurosurgery is tumor removal, with most neurosurgical craniotomy procedures using the bipolar electrosurgical instrument. There are over 100 different types of brain tumors and more than 180,000 Americans are diagnosed with brain tumors each year. The most common brain tumors in adults are glioblastoma, meningioma and oligodendroglioma. Approximately 2,200 children are also diagnosed with a brain tumor each year, with the most common being medulloblastoma and astrocytoma.
     The Company has a complementary neurosurgical product line as well as the industry recognized and respected brand name in the Malis® trademark. In intracranial neurosurgery, a bipolar electrosurgical system is the modality of choice (as compared to monopolar products for coagulation), largely due to the efforts of the late Dr. Leonard I. Malis, who designed and developed the first commercial bipolar coagulator in 1955, and pioneered the use of bipolar electrosurgery for use in the brain. Each bipolar neurosurgical procedure performed by a neurosurgeon also requires handheld instruments to cut, divide and dissect tissue and coagulate blood vessels. In addition, the neurosurgeon often needs to connect that instrument via a common connection with a cord/tubing set to the bipolar generator and irrigation unit to provide fluid to the surgical site. We believe our experience in these areas will enable us to expand our existing products to complement and enhance the performance of our bipolar electrosurgical systems.

     Management believes that our Omni® ultrasonic aspirator, developed and manufactured in Japan by Miwatec Co., Ltd., a wholly owned subsidiary of Mutoh Corporation of Japan and sold in the United States and Canada under our branding, will emerge as a product of choice for ultrasonic tumor aspiration as well as intracranial bone removal. The Omni® ultrasonic aspirator uses ultrasonic waves to cut, emulsify and divide tissue and tumors and cut bone. It then aspirates, suctioning the emulsified tissue out of the surgical field. Employing patent-pending ultrasonic tips, developed by Miwatec and Synergetics in consultation with leading neurosurgeons, the Omni® ultrasonic aspirator allows us to offer features and benefits that we believe will maintain an edge over the competition. We believe the Omni® ultrasonic aspirator will complement the bipolar electrosurgical product providing both products with greater prominence in surgical theaters worldwide.
Pain Control Market
     The Company manufactures for Stryker Corporation a lesion generator for the percutaneous treatment of pain. This generator is designed to coagulate living human tissue for interventional pain treatment. The system provides an electrical stimulator for nerve localization and various coagulating outputs that are selectable based on the procedures undertaken. The generator is configured for bipolar output, to minimize current leakage, but is also capable of monopolar operation. An electrode is used to deliver coagulation energy to the targeted tissue. The electrode is connected to the generator by means of a connecting cable. The Company supplies this lesion generator to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The term of the agreement is for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. The agreement covers the manufacture and supply of the lesion generator unit together with certain accessories. Stryker has agreed to make minimum purchases in excess of $900,000 during the first agreement year and $500,000 in the second and third years. Minimum purchase requirements for years four and five are to be determined by the parties based on market conditions and other factors. The agreement also provides Stryker the right of first refusal for other products in pain control and orthopedic, ENT, craniomaxillofacial, and head and neck surgery.
Dental Market
     There are an estimated 150,000 professionally active dentists in the United States. As primary oral health care providers, approximately 80% of dentists are generalists, and approximately 20% are specialists. More than 90% of dentists are in private practice. There are currently more than 20 different procedures with the American Dental Association eligible for reimbursement for which bipolar surgery can be used including the surgical treatment of gingivitis, connective tissue graft, surgical removal of residual tooth roots, crown and bridge preparation, biopsy of oral tissue, excision of cysts and tumors and surgical removal of impacted or erupted teeth. The Bident Bipolar Tissue Management System uses the same DualWaveTM technology used in neurosurgery bipolar systems to allow dentists to work in direct contact with metal implants, nerves, bone and blood vessels, essentially eliminating collateral tissue damage from current spread and heat buildup. This system performs two separate functions: bipolar tissue cutting and bipolar coagulation of blood vessels and is comprised of the electrosurgical generator, a foot pedal control, connecting cables and an array of disposable bipolar hand-held instruments, which are attached to the generator via a single use bipolar cord. Our current bipolar dental products are sold directly to dentists and through distributors.
Manufacturing and Supplies
     We design, manufacture and assemble most of our ophthalmic and certain of our neurosurgical products in our facility in O’Fallon, Missouri. The Omni® ultrasonic aspirator is manufactured in Japan by a third party. The bipolar generators and irrigation systems will continue to be assembled at our suburban Philadelphia facility. Our products are assembled from raw materials and components supplied to us by third parties. Most of the raw materials and components we use in the manufacture of our products are available from more than one supplier. For some components, however, there are relatively few alternate sources of supply. We manufacture the majority of our products. However, we rely upon single source suppliers or contract manufacturers for a small portion of our disposable product line for the production of our OMNI® and for several key components of our PHOTONTM xenon light source. Our profit margins and our ability to develop and deliver products on a timely basis may be adversely affected by the lack of alternative supply in the required timeframe.
     The medical devices manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state and foreign governmental agencies. The principal regulator in the United States is the Food and Drug Administration (the “FDA”). Our manufacturing process is subject to the regulatory requirements of the Federal Good Manufacturing Practice Regulations as promulgated by the FDA, as well as other regulatory requirements of the FDA, which mandate detailed quality assurance and record-keeping procedures and subject us to unscheduled periodic quality system inspections. We conduct internal quality assurance audits throughout the manufacturing process and believe that we are in compliance with all applicable government regulations. At our O’Fallon, Missouri facility, we have also voluntarily chosen to subject ourselves to the audit procedures established by the International Standards Organization (ISO), the world’s largest developer of standards. In December 1998, we received certification for ISO 9002/EN 46002. ISO 9002/EN 46002 is a documented international quality system standard that documents compliance to the European Medical Device Directive. In December 2003, we were certified to ISO 13485: 1996 which replaced ISO 9002/EN 46002 as the international standard for quality systems as applied to medical devices. Currently, our auditors have recommended an upgrade to ISO 13485: 2003.
     In October 2005, we completed a 27,000 square foot addition to our 33,000 square foot manufacturing facility and headquarters in O’Fallon, Missouri. Manufacturing and general business operations were not negatively affected. We believe this new facility will enhance our operations and make them more efficient. In July 2005, we moved our Philadelphia manufacturing, engineering and assembly facility and our Oaks, Pennsylvania selling, general and administrative offices into a new facility located in Upper Merion Township, Pennsylvania. Effective May 1, 2005, we entered into a combination sublease and lease agreement for this facility for a term of four and one-half years for approximately 13,500 square feet of office, assembly, engineering and manufacturing space.
Marketing and Sales
Ophthalmic and Vitreoretinal Surgical Market
     In the United States and Canada, over a number of years, we have assembled a dedicated sales and marketing team. In the United States and Canada, our team sells our ophthalmic and vitreoretinal surgical products directly to end-users employing a dedicated staff of approximately 20 sales and marketing professionals. We offer over 700 separate catalogue items in the ophthalmic and vitreoretinal surgical markets. Our ophthalmic and vitreoretinal products include vitreoretinal instruments, fiber optic endoilluminators, laser probes, Diamond Dusted Membrane Scrapers (DDMSTM), iris retractors, retinal vein occlusion instruments, illumination equipment under the PHOTONTM brand, laser equipment and other miscellaneous products. Synergetics’ sales representatives also offer a rapid return instrument repair service.
     Internationally, we utilize a hybrid sales network comprised of direct sales representatives and distribution agreements with independent representatives to sell and distribute our ophthalmic and vitreoretinal surgical products. At October 15, 2005, we had six international direct sales employees and are represented by approximately 50 foreign distributors and independent sales representatives. Our ophthalmic and vitreoretinal surgical products are offered for sale in approximately 70 countries outside the United States. The terms of sale to our foreign distributors and our foreign end-user customers do not differ materially from our terms to our domestic end-user customers. Selling prices are established based upon each country’s price list. We believe there are numerous opportunities to expand our dedicated sales force internationally and to fully exploit our United States direct sales model.
Neurosurgery Market
     Concurrent with the announcement of the merger, we initiated a comprehensive reorganization of our ophthalmic and neurological marketing and sales management teams. This initiative was designed to draw on our broad sales and marketing expertise developed over the years in the vitreoretinal surgical arena. We believe the sales model we have successfully employed in the ophthalmic and vitreoretinal surgical marketplace will translate well to the neurosurgery market and offer us expanded opportunities for sales growth both domestically and internationally. Domestically, we utilize a hybrid sales network comprised of direct sales distributors and 35 independent distributors to sell our neurosurgical products. Internationally, we rely upon 20 independent distributors to sell these products in approximately 30 countries. We sell our neurosurgical products directly to end-users employing a dedicated staff of seven sales and marketing professionals as of October 15, 2005. Internationally, we presently have one international sales employee. Our neurosurgical products include the OMNI® ultrasonic aspirator and disposables, Tru-MicroTM instruments, Malis® Bipolar Equipment, Malis® disposables, Malis® cord tubing sets, bipolar forceps and miscellaneous endoscopic instruments. We offer approximately 200 separate catalogue items in the neurosurgical market.
     In the neurosurgery market, our bipolar electrosurgical system has been sold for over twenty years, through a distribution agreement with Codman. On October 15, 2004, we entered into a new agreement with Codman defining our business relationship from October 1, 2004 through December 31, 2005. This agreement was amended effective March 1, 2005. On May 6, 2005, in accordance with the terms of the amendment, we notified Codman that, effective July 15, 2005, Codman would be the nonexclusive worldwide distributor of our existing products in the fields of neurocranial and neurospinal surgery until December 31, 2005. We expect to continue our OEM relationship with Codman, although the parties do not currently have a definitive agreement in place extending beyond December 31, 2005.
Pain Control Market
     In the pain control market, we manufacture for Stryker Corporation a lesion generator for the percutaneous treatment of pain pursuant to a supply and distribution agreement dated as of October 25, 2004. The term of the agreement is for slightly over five years, commencing November 11, 2004 and ending on December 31, 2009 and grants Stryker exclusive worldwide marketing rights for distribution and sale of the lesion generator. In the first year of the agreement, Stryker agreed to make minimum purchases in excess of $900,000 for a combination of sales demonstration units and commercial sales units. In the second and third agreement years, Stryker agreed to make minimum purchases of approximately $500,000 per year for commercial sales units. Minimum purchase requirements for agreement years four and five are to be determined by the parties based on market conditions and other factors. The agreement also provides Stryker the right of first refusal for other products in pain control and orthopedic, ENT, craniomaxillofacial, and head and neck surgery.
Competition
     The medical technology industry is highly competitive. We believe that the principal factors influencing the selection of a vitreoretinal or neurosurgical instrument or device are the product features, quality, safety, ease of use, price, acceptance by leading physicians and other clinical benefits. We believe that our precision engineering and innovation, our in-house manufacturing capabilities, our rapid return instrument repair service and our relationships with leading practitioners distinguish our products from similar products sold by other entities.
Ophthalmic and Vitreoretinal Surgical Market
     Our ophthalmic and vitreoretinal surgical instruments and disposables compete against manufacturers of similar products, including those sold by our major competitors, Alcon, IRIDEX, Bausch & Lomb and Dutch Opthalmics. Our PHOTONTM xenon light source competes against manufacturers of similar products, including those sold by Alcon. In addition, our products compete with smaller specialized companies and larger companies that do not otherwise focus on ophthalmic and vitreoretinal surgery.
Neurosurgery Market
     In neurosurgery, we develop, design and manufacture precision engineered microsurgical instruments. In addition, we believe we are the premier manufacturer of bipolar electrosurgical systems for use in neurosurgery. Our neurosurgery bipolar electrosurgical systems compete against manufacturers of electrosurgical systems, including the Valleylab division of Tyco International Ltd., Erbe and Aesculap division of B. Braun. Our Omni® ultrasonic aspirator and our proprietary and patent-pending ultrasonic tip designs offer product features, quality, safety and unique intracranial bone cutting capabilities unique in the industry. Our Omni® ultrasonic aspirator competes against the manufacturer of the CUSA ultrasonic system, the Valleylab Radionics division of Tyco International Ltd. Our neurosurgical instruments and disposables compete against manufacturers of similar products, including those sold by Integra Neurosciences. In addition, our products compete with smaller specialized companies and larger companies that do not otherwise focus on neurosurgery. Our products also compete with other technologies, such as lasers, handheld instruments and a variety of tissue removal systems designed for removing skull-based tumors. Aggressive pharmaceutical intervention could preclude the usage of our surgical products.
Pain Control Market
     The lesion generator for the treatment of pain that we manufacture and supply to Stryker Corporation competes with other manufacturers of generators as well as medical practices that treat this condition with medication.
Dental Market
     We believe that we are the only manufacturer of bipolar electrosurgical systems serving the dental market. Our Bident® Bipolar Tissue Management System competes with monopolar electrosurgical systems manufactured by Ellman and laser and other monopolar electrosurgical systems manufactured by several other companies including Parkell.
Research and Development
     Our research and development primarily focuses on developing new products based on our proprietary Malis® electrosurgical generator/DualWaveTM technology, our Omni® ultrasonic aspirator and PHOTONTM technology and our expertise in vitreoretinal surgery and neurosurgery. We are continually engineering new products and instrumentation as well as enhancements to existing products to meet the needs of surgeons in various surgical disciplines. We have entered into consultation arrangements with leading international ophthalmic surgeons, all of whom specialize in vitreoretinal procedures. In neurosurgery, we have worked closely with a leading neurosurgeon to develop microsurgical instruments and ultrasonic tips used with our Omni® ultrasonic aspirator.

     The Company has historically invested in leading edge research and development projects and, in fiscal 2006, we expect continued development of 25 gauge precision instruments, endoillumination and laser probes, PHOTONTM supporting disposables and other products used in conjunction with minimally invasive surgical procedures.
     For the 2005, 2004 and 2003 fiscal years, Synergetics expended $857,798, $796,916 and $563,267, respectively, for research and development. For its fiscal years ended September 30, 2004 and 2003, Valley Forge expended $508,207 and $489,930, respectively, for research and development. We anticipate that we will continue to incur greater research and development costs in connection with the development of our products. At July 31, 2005, the combined Company’s pipeline included over 50 active projects. The Company expects over the next few years to invest in research and development at approximately 4% to 6% of net sales per fiscal year. Substantially all of our research and development is conducted internally. In the 2006 fiscal year, we anticipate that we will fund all of our research and development with current assets and cash flows from operations. We review our research and development programs periodically to ensure that they remain consistent with and supportive of our growth strategies.
Government Regulations
     The marketing and sale of our products in the United States is governed by the Federal Food, Drug and Cosmetic Act administered by the FDA, as well as varying degrees of regulation by a number of state and foreign governmental agencies.
     FDA regulations are wide ranging and govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling and promotion of devices, the maintenance and retention of certain records, the ability to track devices in distribution, the reporting of potential product defects and patient incidents, the export of devices and other matters.
     All medical devices introduced into the market since 1976, which include substantially all of our products, are required by the FDA as a condition of sale and marketing to secure either a 510(k) Premarket Notification clearance or an approved Premarket Approval Application (PMA). A Premarket Notification clearance indicates FDA agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market before 1976 or that has received 510(k) Premarket Notification clearance. The process of obtaining a Premarket Notification clearance can take several months and may require the submission of limited clinical data and supporting information, while the PMA process can take up to several years, typically requires the submission of significant quantities of clinical data and manufacturing information and involves significant review costs.
     Under FDA regulations, after a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials or packaging, requires a new 510(k) clearance. The FDA requires a manufacturer to make this determination in the first instance, but the FDA can review any such decision and, if it disagrees, it can require a manufacturer to obtain a new 510(k) clearance or it can seek enforcement action against the manufacturer.
     We are also required to register with the FDA as a device manufacturer and are required to maintain compliance with the FDA’s Quality System Regulations, or QSR’s. The QSR’s incorporate the requirements of Good Manufacturing Practice and relate to product design, testing and manufacturing quality assurance, as well as the maintenance of records and documentation.

     We may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety or effectiveness claims. Further, we are required to comply with various FDA requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device before marketing clearance has been received or promoting a cleared device for unapproved indications. Noncompliance with applicable regulatory requirements can result in enforcement action, which may include:
•	Warning letters;

•	Fines, injunctions and civil penalties against us;

•	Recall or seizure of our products;

•	Operating restrictions, partial suspension or total shutdown of our production;

•	Refusing our requests for premarket clearance or approval of new products;

•	Withdrawing product approvals already granted; and

•	Criminal prosecution.
     We have received Premarket Notification 510(k) clearance for our new multifunctional bipolar electrosurgical generator and single-use hand switching instruments. We also expect to file new applications during the fiscal 2006 year to cover new products and variations on existing products. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in the receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on business, financial condition, results of operations and future growth prospects.
     Medical device regulations also are in effect in many of the countries outside the United States in which our products are sold. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, The European Union Medical Device Directive became effective, and all medical devices sold in the European common market must meet the Medical Device Directive standards. Synergetics sells its products in the European medical market; as such, we have voluntarily chosen to subject ourselves to the audit procedures established by The European Union through which we have obtained “CE Marking” for many of our products. Pursuant to ISO procedures, the Company is audited every six months. A negative audit could result in the removal of the “CE Marking” on our products, which would effectively bar the sale of the Company’s products in the European market. Such a result would have a significant and material negative impact on the Company and its business. In addition, there are several other countries that may require additional regulatory clearances.
     Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes. Although we cannot predict the impact, if any, these changes might have on our business, the impact could be material.
     Management believes that we are materially in compliance with regulations governing our business.

Safety Approvals
     The majority of our capital equipment products also require electrical safety testing, and in some cases electromagnetic compatibility testing, either as a product registration and/or to gain market acceptance.
Patents and Intellectual Property
     Our ability to compete in an effective manner depends primarily on developing, improving and maintaining proprietary aspects of our technology. As of July 31, 2005, there were approximately twenty-seven pending United States patent applications that relate to our DualWaveTM bipolar electrosurgical systems, the illumination technology used in our PHOTONTM xenon light source and the disposable products used with it and our ultrasonic bone cutting tips. Our PHOTONTM xenon light source is based on the combination of these patent applications, trade secrets and other know-how. Currently, we own over 16 United States patents. Our current patents will begin to expire in 2012. We do not believe that the expiration of any one patent or of all of our patents over time will have a material adverse effect on our business. Other companies and entities have filed patent applications or have been issued patents relating to instruments, laser probes, endoillumination, light sources, monopolar and /or bipolar electrosurgical methods and devices.
     We seek patent protection of our key technology, products and product improvements in the United States and may seek patent protection in selected foreign countries. When determined appropriate, we will enforce and defend our patent rights. In general, however, we do not rely exclusively on our patents to provide us with any significant competitive advantages as it relates to our existing product lines. We also rely upon trade secrets, know-how, continuing technological innovations and superior engineering to develop and maintain our competitive advantage. In an effort to protect our trade secrets, we generally require our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements typically provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances.
     On October 12, 2005, we acquired the Malis® trademark. The late Dr. Leonard I. Malis was the Professor and Chairman Emeritus of Mount Sinai School of Medicine, Department of Neurosurgery and one of Valley Forge’s former directors. The Malis® trademark is a name widely recognized and respected in the neurosurgery field. Dr. Malis licensed the Malis® trademark to Codman in connection with products sold by Codman to end users, which includes products that the Company sells to Codman. We paid the estate of Dr. Leonard I. Malis $159,904 in cash and the remainder in a $3,997,600 promissory note which will be paid in twenty-five equal quarterly installments of $159,904. The promissory note is secured by a security interest in the trademark and certain of our DualWave™ patents.
     SynergeticsTM, Malis®, DualWave3 TM, Omni®, PHOTON TM, AdvantageTM, MicroserratedTM, MicrofiberTM, SolutionTM, Tru-MicroTM, DDMS TM, KrypotoniteTM, BullseyeTM, Bident®, Bi-SafeTM and the Finest Energy Source Available for Surgery® are some of our principal trademarks.
Product Liability Risk and Insurance Coverage
     The development, manufacture, sale and use of medical products entail significant risk of product liability claims. We maintain product liability coverage at levels we have determined are reasonable. We cannot assure you that such coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture, sale or use of our products. In addition, we may require increased product liability coverage as our sales increase in their current applications and new applications. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could adversely affect our business.
Employees
     At October 15, 2005, we had approximately 250 employees. From time to time, we retain part-time employees, engineering consultants, scientists and other consultants. All full-time employees participate in our health benefit plan. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.
Seasonality
     The Company’s operations are not seasonal and are not typically affected by severe weather.
Risk Factors
A significant part of our sales of our neurosurgical products comes from a single customer, which makes us vulnerable to the loss of that customer.
     Codman currently accounts for most of our total revenue from sales of our bipolar electrosurgical generators. During October 2005, monthly revenue from sales of our bipolar electrosurgical generators represented approximately 12% of the Company’s total monthly revenue. Under our existing agreement with Codman, Codman distributes this product on a non-exclusive basis. Our existing agreement with Codman will expire by its own terms on December 31, 2005, unless extended by mutual agreement of the parties. If we are unable to negotiate a new agreement with Codman on no less favorable terms than the existing agreement or, in the absence of such a renewal, if we are unable to establish alternative or additional channels of distribution for these products, our revenue for these products could significantly decrease. We have not yet entered into a new agreement with Codman.
If any of our single source suppliers were to cease providing components, we may not be able to produce our products.
     We rely on a single source for the supply of the ultrasonic aspirator sold in the United States and Canada under Synergetics’ Omni® brand. Net sales of Synergetics’ Omni® ultrasonic aspirators for each of Synergetics’ fiscal years ended July 31, 2005 and 2004 amounted to greater than 10% of total net sales for each period. Also, the manufacture of Synergetics’ PHOTONTM xenon light source depends on single sources for several key components. In addition, we subcontract for the manufacture of the disposable cord and tubing sets for the Malis® electrosurgical generator with a single manufacturer. If any of these suppliers become unwilling or unable to provide products or components in the required volumes and quality levels or in a timely manner, we would be required to locate and contract with substitute suppliers. Although we believe that alternative sources for many of these components and raw materials are available, we could have difficulty identifying a substitute supplier in a timely manner or on commercially reasonable terms and may have to pay higher prices to obtain the necessary materials. Any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified.
     We have also become aware that the manufacturers of several parts used in our currently available bipolar electrosurgical generator models will no longer be manufacturing these parts in the near future. We have arranged to purchase and maintain a significant inventory of these parts. We are also developing alternative sources for these parts as well as alternative parts. However, our efforts may not be sufficient depending on our unit sales. Alternative parts, if available, would require engineering redesign and may require regulatory approval before the manufacture of additional new units.
The medical device industry is highly competitive, and we may be unable to compete effectively with other companies.
     The medical technology industry is characterized by intense competition. We compete with established medical technology companies and early stage companies that have alternative solutions for the markets we serve or intend to serve. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution services and other resources than we do. Furthermore, our competitors may be more effective at implementing their technologies to develop commercial products. Certain of the medical indications that can be treated by our devices can also be treated by other medical devices or by medical practices that do not include a device. The medical community widely accepts many alternative treatments and certain of these other treatments have a long history of use.
     Our competitive position depends on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development and protect our intellectual property. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success depends upon our ability to compete effectively against current technology as well as respond effectively to technological advances and upon our ability to successfully implement our joint marketing strategies and execute our research and development plan.
Our future results are dependent, in part, upon the successful introduction of our new multifunctional bipolar electrosurgical generator, to be marketed as the Malis® AdvantageTM.
     Our future success, in part, is dependent upon the successful launch of our new multifunctional bipolar electrosurgical generator and new proprietary single-use, hand-switching bipolar instruments. We announced these products on October 8, 2005 at the 56th Annual Congress of Neurosurgeons Meeting. While we believe that this new generator and related instruments will represent significant advancements in technology and performance and will replace other surgical tools in certain applications, such as monopolar electrosurgical systems and lasers, their success in the marketplace is dependent upon several factors including:
•	the completion of the design and testing;

•	their acceptance by surgeons;

•	the recognition of hospitals and surgical centers that the new generator and instruments offer sufficient advantages and benefits to warrant the cost of purchasing the Malis® AdvantageTM;

•	our ability to create an effective sales network;

•	our ability to sustain our average selling price through this network; and

•	the reaction of our competitors in this market.

If we are not successful in integrating the operations of Valley Forge and Synergetics, the anticipated benefits of the merger may not be realized.
     If we, and our shareholders, are to realize the anticipated benefits of the merger, the operations of Valley Forge and Synergetics must be integrated efficiently. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of the Company and may not result in all of the benefits expected by Valley Forge and Synergetics separately. We cannot assure you that the integration of operations and management will be successful or that the anticipated benefits of the merger will be fully realized.
     The difficulties of combining the operations of Valley Forge and Synergetics include, among others:
•	developing a strategy for the Company, communicating it to the market and executing on this strategic vision;

•	rapidly and successfully integrating Valley Forge’s products into the existing Synergetics distribution channels while simultaneously launching the new generation Valley Forge multifunctional bipolar electrosurgical generator;

•	coordinating and harmonizing research and development activities to accelerate introduction of new products and technologies, and to react more quickly to market conditions, all at a reduced cost;

•	preserving customer, distribution, reseller, manufacturing, supplier, marketing and other important relationships of both Valley Forge and Synergetics and resolving any potential conflicts that may arise;

•	coordinating sales and marketing functions, particularly in the neurosurgery market;

•	retaining and attracting key employees;

•	managing the diversion of management’s attention from ongoing business concerns;

•	consolidating operations, including rationalizing corporate information technology and administrative infrastructures; and

•	coordinating geographically separate organizations.
     As a result of these integration efforts, the Company may incur substantial costs, and its revenues and the value of its common stock may decrease.
Our products may not be accepted in the market.
     We cannot be certain that our current products or any other products that we have or may develop or market will achieve or maintain market acceptance. We cannot be certain that our devices and the procedures they perform will be able to replace those established treatments or that either physicians or the medical community in general will accept and utilize our devices or any other medical products that we may develop. For example, we cannot be certain that the medical community will accept our new multifunctional electrosurgical generator and proprietary hand-switching bipolar electrosurgical instruments over traditional monopolar electrosurgical generators and instruments.

     Market acceptance of our products depends on many factors, including our ability to:
•	convince third-party distributors and customers that our technology is an attractive alternative to other technologies;

•	manufacture products in sufficient quantities and at acceptable costs; and

•	supply and service sufficient quantities of our products directly or through distribution alliances.
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
     Demand for our products may change because of evolving customer needs, the introduction of new products and technologies, the discovery of cures for certain medical problems, evolving surgical practices and evolving industry standards. Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time, causing our sales and operating results to suffer. The success of our new products will depend on several factors, including our ability to:
•	properly identify and anticipate customer needs;

•	commercialize new products in a cost-effective and timely manner;

•	manufacture and deliver products in sufficient volumes on time;

•	obtain regulatory approval for new products;

•	differentiate our products from those of our competitors;

•	achieve positive clinical outcomes;

•	satisfy the increased demands by health care payors, providers and patients for lower-cost procedures and shorter hospital stays and recovery times;

•	innovate and develop new materials, product designs and surgical techniques; and

•	provide adequate medical and/or customer education relating to new products and attract key surgeons to advocate these new products.
     New products and enhancements usually require a substantial investment in research and development before we can determine the viability of the product, and we may not have the financial resources necessary to fund this research and development. Moreover, new products and enhancements may not produce revenues in excess of the research and development costs, and they may become obsolete by changing customer preferences or the introduction by our competitors of new technologies or features.
Our operating results may fluctuate.
     Our operating results have fluctuated in the past and can be expected to fluctuate from time-to-time in the future. Some of the factors that may cause these fluctuations include, but are not limited to:

•	the introduction of new product lines;
•	product modifications;

•	the level of market acceptance of new products;

•	the timing of research and development expenditures;

•	timing of the receipt of orders from, and product shipments to, distributors and customers;

•	timing of expenditures;

•	changes in the distribution arrangements for our products;

•	manufacturing or supply delays;

•	the time needed to educate and train additional sales personnel;

•	costs associated with product introductions;

•	product returns; and

•	receipt of necessary regulatory approvals.
Changes in the health care industry may require us to decrease the selling price for our products or could result in a reduction in the size of the market for our products, each of which could have a negative impact on our financial performance.
     Trends toward managed care, health care cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale or the prices of our products. For example:
•	there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products and these entities may decide to stop purchasing their products or demand discounts on our prices;

•	major third-party payors of hospital services, including Medicare, Medicaid and private health care insurers could substantially revise their payment methodologies or could impose reimbursement cutbacks that could create downward price pressure on our products;

•	numerous legislative proposals have been considered that would result in major reforms in the United States health care system that could have an adverse effect on our business;

•	there is economic pressure to contain health care costs in international markets; and

•	there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

     Both the pressures to reduce prices for our products in response to these trends and the decrease in the size of the market as a result of these trends could adversely affect our levels of revenues and profitability of our sales.
We will first need to obtain regulatory approval to market our products under development. We may be subject to penalties and may be precluded from marketing our products if we fail to comply with extensive governmental regulations.
     Our research and development activities and the manufacturing, labeling, distribution and marketing of our existing and future products are subject to regulation by numerous governmental agencies in the United States and in other countries. The FDA and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use.
     Products we have under development are subject to FDA approval or clearance before marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and full of uncertainties. Our inability to obtain required regulatory approval or clearance on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. Further studies may be required to gain approval or clearance for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product.
     Furthermore, another risk of application to the FDA relates to the regulatory classification of new products or proposed new uses for existing products. In the filing of each application, we are required to make a judgment about the appropriate form and content of the application. If the FDA disagrees with our judgment in any particular case and, for example, requires us to file a PMA rather than allowing us to market for approved uses while we seek broader approvals or requires extensive additional clinical data, the time and expense required to obtain the approval might be significantly increased or approval might not be granted. Approved and cleared products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation and labeling and promotion of medical devices.
     The FDA as well as foreign regulatory authorities requires that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA may need to review the process before it may be used. Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitability, as a result of delays and additional capital investment costs. In addition, failure to comply with applicable regulatory requirements could subject us to enforcement, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our products or products based on our technology, and civil and criminal penalties.
     The various regulatory schemes that govern the use of our products in the international market may change, and we may be required to obtain additional marketing clearance for our products. The complexity, timeframes and costs associated with obtaining marketing clearances are unknown.

We will first need to obtain electrical safety approval to market our applicable products under development.
     The majority of our capital equipment products also require electrical safety testing, and in some cases, electromagnetic compatibility testing, as either a product registration or to gain market acceptance. The electrical safety testing and electromagnetic compatibility testing requirements may change and require us to redesign and retest our products. The complexity, timeframes and costs associated with potential redesign and retesting are unknown.
We may not achieve our intended benefits from our significant investment in the Malis® trademark.
     On October 12, 2005, we acquired the Malis® trademark. The late Dr. Malis was the Professor and Chairman Emeritus of Mount Sinai School of Medicine, Department of Neurosurgery and one of Valley Forge’s former directors. The Malis® trademark is a name widely recognized and respected in the neurosurgery field. Dr. Malis licensed the Malis® trademark to Codman in connection with certain products sold by Codman to end users, which includes products that the Company sells to Codman. We paid Dr. Malis’ estate $159,904 in cash and the remainder in a $3,997,600 promissory note which will be paid in twenty-five equal quarterly installments of $159,904. We plan to deploy our sales team and existing distribution network for the introduction of an expected Malis® branded product line. It is possible that we will not be successful in effectively promoting the Malis® brand or in optimizing sales of our neurosurgical product line. The content of the promotional messages for the Malis® product platform may not sufficiently convey the merits of the products and may not be successful in convincing surgeons and hospitals to purchase Malis® products instead of products manufactured by our competitors. If any of these situations occur, we may not be able to realize the full value of our investment in the Malis® trademark.
Our intellectual property rights may not be meaningful commercial protection for our products and could adversely affect our ability to compete in the market.
     Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technologies and manufacturing process, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own patents that cover significant aspects of our products. Certain of our patents have expired and others will expire in the future. In addition, challenges may be made to our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours that our patents do not cover. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, there is a substantial backlog of patent applications in the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years. We may become subject to patent infringement claims or litigation or interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of invention.
     Our competitive position depends, in part, upon unpatented trade secrets, which are difficult to protect. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. In an effort to protect our trade secrets, we generally require certain of our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements typically provide that, except in specified circumstances, all confidential information developed or made known to the individual during the course of his or her relationship with us must be kept confidential. Some jurisdictions limit the enforceability and scope of these agreements and these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of the unauthorized use or disclosure of confidential information.

We may have product liability claims, and our insurance may not cover all claims.
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
     We believe our success depends on the contributions of a number of our key personnel, including Messrs. Scheller, Gampp and Malis, our Chief Executive Officer, Chief Operating Officer and Chief Scientific Officer, respectively. If we lose the services of key personnel, those losses could materially harm our business. We maintain key person life insurance of Messrs. Scheller, Gampp and Malis.
If we are unable to hire, train and retain additional sales, marketing, operations, engineering and finance personnel, our growth could be impaired.
     To grow our business successfully and maintain a high level of quality, we will need to recruit, retain and motivate highly-skilled sales, marketing, engineering and finance personnel. If we are not able to hire, train, and retain a sufficient number of qualified employees, our growth may be impaired. In particular, we will need to expand our sales and marketing organizations in order to increase market awareness of our products and to increase revenues. In addition, as a company focused on the development of complex products, we will need to hire additional engineering staff of various experience levels in order to meet our product development strategy. Competition for skilled employees is intense.
We plan to expand our international sales and distribution operations, and the success of our international expansion is subject to significant uncertainties.
     We believe that we must expand our international sales and distribution operations to have continued growth. We expect to sell an increasing portion of our products to customers overseas. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:
•	difficulties and costs of staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	unexpected changes in regulatory requirements, including imposition of currency exchange controls;

•	longer accounts receivable collection cycles;

•	import or export licensing requirements;

•	potentially adverse tax consequences;

•	political and economic instability;

•	obtaining regulatory approval for our products;

•	end-market and/or regional competition that may have competitive advantages;

•	potentially reduced protection for intellectual property rights; and

•	subjectivity of foreign laws.
     In addition, because we have suppliers that are located outside the United States, we are subject to risks generally associated with contracting with foreign suppliers and may experience problems in the timeliness and the adequacy or quality of product deliveries.
The market price of our stock may be highly volatile.
     The market price of our common stock could fluctuate substantially due to a variety of factors, including:
•	our ability to successfully commercialize our products;

•	the execution of new agreements and material changes in our relationships with companies with whom we contract;

•	quarterly fluctuations in results of operations;

•	announcements regarding technological innovations or new commercial products by us or our competitors or the results of regulatory filings;

•	market reaction to trends in sales, marketing and research and development and reaction to acquisitions;

•	sales of common stock by existing shareholders;

•	economic and political condition, including worldwide geopolitical events; and

•	fluctuations in the United States financial markets.
The trading volume for Synergetics USA common stock may be limited.
     Our stock is thinly traded in comparison to companies with greater market capitalization. As a result, large sale orders, negative news and general economic pressures on the stock market can have an impact on the price of our common stock that is more pronounced than securities of issues with larger listed stock volume or higher prices per share. If shareholders seek to sell their shares in a thinly traded stock, it may be difficult to obtain the price desired. A large percentage of the outstanding shares of common stock will be held by management and insiders, so the float is limited and the stock is much less liquid than larger market capitalization companies. For a period of twelve months following September 21, 2005, Messrs. Scheller, Gampp and Malis and certain of their affiliates and other significant shareholders will not be permitted to sell any shares of common stock pursuant to the terms of a shareholders’ agreement. Following the expiration of this twelve month period, such persons will be free to sell their shares, subject to such limitations as are applicable under the federal securities laws and corporate policies. Accordingly, the potential for such large blocks of shares to come to market and the actual coming to market of these shares, could adversely affect the trading price of our common stock.
Synergetics USA has anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of its common stock.
     Provisions of our certificate of incorporation, bylaws and Delaware law may have the effect of deterring hostile takeovers or delaying or preventing changes in the control of our management, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of our shareholders to approve transactions that they may deem to be in their best interest. Also, our board of directors is divided into three classes, as nearly equal in size as practicable, with three-year staggered terms. This provision may deter a potential acquirer from engaging in a transaction with us because it will be unable to gain control of our board of directors through at least two meetings in which directors are elected by our shareholders.
Compliance with rules and regulations concerning corporate governance may be costly and time consuming.
     The Sarbanes-Oxley Act of 2002 requires, among other things, that public companies adopt and maintain corporate governance measures and imposes comprehensive reporting and disclosure requirements, establishes stringent independence and financial expertise standards for boards of directors and audit committee members and contains increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities laws violations. Moreover, public companies are required to maintain effective internal controls over financial reporting and disclose material weaknesses in such controls. Furthermore, The Nasdaq SmallCap Market, on which our common stock trades, has adopted additional rules and regulations relating to corporate governance.
     As Synergetics was a private company, it is unfamiliar with the magnitude and costs of complying with the requirements of Sarbanes-Oxley Act and The Nasdaq Stock Market. Furthermore, certain of those directors and executive officers do not have experience in managing a public company subject to these regulations. To help address this risk, Synergetics hired Pamela G. Boone, who has public company experience, to serve as its Chief Financial Officer. Ms. Boone continues to serve as the Chief Financial Officer of Synergetics and the Company. The scope, complexity and cost of corporate governance, reporting and disclosure practices, coupled with members of management new to the public company arena, could impact results of operations and divert management’s attention from business operations. These rules and regulations may also make it more difficult and expensive to obtain directors’ and officers’ liability insurance and attract and retain qualified members of our board of directors, especially those willing to serve on the audit committee.
Item 2. Properties
     Our primary office and manufacturing operations are conducted in a 60,000 square foot building owned by our wholly owned subsidiary Synergetics Development Company, LLC, a Missouri limited liability company. The facility is located in O’Fallon, Missouri, approximately 20 miles west of St. Louis, Missouri.
     In addition, effective with the merger, we lease 13,500 square feet of office, assembly and manufacturing space in King of Prussia, Pennsylvania. Through a combination sublease and lease agreement, the term of the lease is for approximately four years.
     We believe that these facilities are suitable and adequate for our operations. We believe that we have the ability to generate additional production capacity using our existing manufacturing facilities.
Item 3. Legal Proceedings
     On February 11, 2004, Synergetics, the Company’s wholly owned subsidiary, filed an action against two ex-employees, which alleged that the defendants, among other things, misappropriated trade secrets, intentionally interfered with Synergetics’ business relationships and breached confidentiality agreements. Subsequently Synergetics filed an amended complaint adding claims of fraud and breach of fiduciary duty. The suit was brought in the United States District Court, Eastern District of Missouri and was captioned Synergetics, Inc. v. Charles Richard Hurst, Jr. and Michael McGowan, Case No. 4:04-CV-318DDN.

After the court transferred defendants’ counterclaim for tortious interference to New Jersey (where it was subsequently dismissed by defendants), the trial began on September 12, 2005. On September 20, 2005, the jury found Hurst and McGowan had intentionally interfered with Synergetics’ business relationships and further found that Hurst and McGowan had misappropriated trade secrets, breached confidentiality agreements and breached fiduciary duties, including the duty of loyalty. The jury awarded $1,759,165 in compensatory damages and $586,388 in punitive damages. Defendants moved the Court to reduce the amount of the jury verdict, and the Company has requested an injunction against the defendants. Further appeals may be forthcoming.
     On October 21, 2004, Synergetics filed suit in the United States District Court, Eastern District of Pennsylvania, against Hurst and McGowan’s company, Innovatech Surgical, Inc. (“Innovatech”), and its manufacturer, Peregrine Surgical, Ltd. (“Peregrine”) for patent infringement. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd. and Innovatech Surgical, Inc., Case No. 4:04-CV-4939. The suit against Innovatech and Peregrine arises out of the defendants’ sale, use and manufacture of an adapter and connector that are alleged to infringe two of Synergetics’ patents. Synergetics seeks damages and injunctive relief in this action. The defendants have asserted by way of an affirmative defense that they do not infringe the patents and that the patents in the suit are invalid. Synergetics does not believe that the patents are invalid and intends to vigorously prosecute this litigation. Both Synergetics and the defendants have filed for summary judgment and await the judge’s decision.
     On November 29, 2004, Synergetics filed an action in the United States District Court, Eastern District of Missouri against an ex-employee and his company, Protomedics, LLC (“Protomedics”), for trade secret misappropriation, intentional interference with business relationships, breach of contract, fraud, breach of fiduciary duty and conversion. This suit is captioned Synergetics, Inc. v. Christopher Lumpkin and Protomedics, LLC, Case No 4:04-CV-01650TCM. This suit arises partly out of such ex-employee’s alleged transfer of Synergetics’ confidential information to the principals of Innovatech in breach of existing confidentiality agreements. Synergetics seeks damages and injunctive relief in this action. On December 30, 2004, Christopher Lumpkin and Protomedics filed counterclaims alleging trade secret misappropriation and breaches of contracts. In their counterclaims, defendants seek damages, including punitive damages, and injunctive relief. Discovery is ongoing and trial has been set for May 15, 2006. The Company believes it is not in breach of any contracts and that no misappropriation occurred. A mediation conference was held on September 7, 2005 and settlement talks are ongoing at this time.
     On July 14, 2005, Innovatech filed suit in the United States District Court, District of New Jersey against Synergetics and Gregg D. Scheller, Synergetics’ President and Chief Executive Officer, alleging false advertising, commercial disparagement, trade libel, injurious falsehood and unfair competition under the Federal Lanham Act and applicable New Jersey common law and for tortious interference with business relationships. Synergetics and Mr. Scheller moved to dismiss for, among other things, lack of personal jurisdiction. Before a ruling from the Court on the motion, the case, including the transferred claim from the Missouri Court, was voluntarily dismissed without prejudice by Innovatech, Hurst and McGowan. This case was subsequently officially closed on September 26, 2005.
     On October 19, 2005, IRIDEX Corporation filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement. This suit is captioned IRIDEX Corporation v. Synergetics USA, Inc., Case No. 4: 05CV1916CDP. IRIDEX Corporation filed suit against the Company for infringement of the IRIDEX Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding” covering its laser probe technology. IRIDEX alleges that Synergetics’ Quick Disconnect Laser Probes and Adapter infringe its patent. It seeks damages, including treble damages, and injunctive relief. From 1999 to 2002, IRIDEX made general suggestions that Synergetics’ Quick Disconnect Laser Probes Adapter infringed its patent. These products have been sold by Synergetics since mid 1999. In response to IRIDEX’s allegations, Synergetics, in 2002, filed a “declaratory judgment” lawsuit to have the court declare that its products do not infringe the IRIDEX patent and further that IRIDEX’s patent is invalid. IRIDEX chose to withdraw its patent infringement charge at that time and agreed that any future litigation would be filed in Missouri. Since 2002, Synergetics has continued to openly market its Quick Disconnect Laser Probes and Adapter and has also obtained two patents to cover its technology. The Company intends to vigorously defend its intellectual property position.
     In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operation and liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded.
     The Company is also involved in certain litigation incidental to the conduct of its business and affairs. Management does not believe that the outcome of any such litigation will have a material adverse effect on the financial condition, results of operation or liquidity of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
Synergetics
(a)	A special meeting of the stockholders of Synergetics was held on September 16, 2005. Of the 3,456,773 shares entitled to vote at such meeting, 3,345,198 shares were present at such meeting in person or by proxy.

(b)	None

(c)	The merger of Synergetics with and into Synergetics Acquisition Corporation, a wholly owned subsidiary of Valley Forge, was unanimously approved by the stockholders. The granting of discretionary authority to Synergetics board of directors to adjourn or postpone the special meeting was also approved with 3,342,692 shares voting for this proposal and 2,500 shares abstaining on this proposal.

(d)	None
Valley Forge Scientific Corp.
(a)	Valley Forge’s annual meeting of the stockholders was held on September 19, 2005. Of the 7,939,712 shares entitled to vote at such meeting, 7,856,595 shares were present at such meeting in person or by proxy.

(b)	The individuals listed below were elected as directors of Valley Forge (now Synergetics USA, Inc.) at the meeting:

i.	Gregg D. Scheller	(Class C Director)
ii.	Jerry L. Malis	(Class C Director)
iii.	Kurt W. Gampp, Jr.	(Class C Director)
iv.	Robert H. Dick	(Class A Director)
v.	Lawrence C. Cardinale	(Class B Director)
vi.	Guy R. Guarch	(Class B Director)
vii.	Juanita H. Hinshaw	(Class A Director)

(c)	The stockholders elected each of the following directors at the meeting, and with respect to each director, the number of shares voted for and withheld were as follows:

	Number of Shares Voted
Name of Nominee	For	Withheld

Gregg D. Scheller	7,832,080	24,515
Jerry L. Malis	7,830,080	26,515
Kurt W. Gampp, Jr.	7,828,811	27,784
Robert H. Dick	7,827,880	28,715
Larry C. Cardinale	7,848,329	8,266
Guy R. Guarch	7,844,266	12,239
Juanita H. Hinshaw	7,828,811	27,784
The stockholders approved the issuance of 15,973,912 shares of Valley Forge common stock in connection with the merger of Synergetics Acquisition Corporation, a wholly owned subsidiary of Valley Forge, with Synergetics with 5,073,632 shares voting for the proposal, 7,765 shares voting against the proposal, 2,216 shares abstaining and 2,772,982 broker non-votes.

The stockholders voted to amend and restate the articles of incorporation of Valley Forge to increase the number of authorized shares of Valley Forge common stock from 20,000,000 shares to 50,000,000 shares, to increase the number of directors on the Valley Forge Board of Directors to seven and to divide the Valley Forge board of directors into three classes, as nearly equal as practicable, with three-year staggered terms with 5,072,947 shares voting for the proposal, 8,000 shares voting against the proposal, 2,666 shares abstaining and 2,772,982 broker non-votes.

The stockholders voted to reincorporate Valley Forge under the laws of the state of Delaware through a merger with VFSC Delaware, Inc., a wholly owned subsidiary of Valley Forge with 5,060,296 shares voting for the proposal, 21,251 shares voting against the proposal, 2,066 shares abstaining and 2,772,982 broker non-votes.

The stockholders voted to amend the Valley Forge Scientific Corp. 2001 Stock Plan to increase the number of shares issuable upon exercise of options granted from 345,000 to 1,345,000 with 5,044,229 shares voting for the proposal, 37,136 shares voting against the proposal, 2,248 shares abstaining and 2,772,982 broker non-votes.

The stockholders voted to adopt the Valley Forge Scientific Corp. 2005 Non-Employee Directors’ Stock Option Plan to authorize the issuance of up to 200,000 shares of Valley Forge common stock issuable upon exercise of options granted with 5,017,450 shares voting for the proposal, 43,155 shares voting against the proposal, 23,008 shares abstaining and 2,772,982 broker non-votes.

The stockholders voted to grant discretionary authority to the Valley Forge board of directors and to effect a reverse stock split of shares of Valley Forge common stock at a ratio of not more than 1-for-2 with 7,803,829 shares voting for the proposal, 48,310 shares against the proposal and 4,456 shares abstaining.

The stockholders voted to grant discretionary authority to the Valley Forge board of directors to adjourn or postpone the annual meeting to a later date, if necessary, to solicit additional proxies if there were not sufficient votes in favor the above proposals with 7,791,752 shares voting for the proposal, 62,587 shares voting against the proposal and 2,256 shares abstaining.

(d)	None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
     Prior to September 22, 2005, our common stock was listed on The Nasdaq SmallCap Market under the symbol “VLFG.” On September 22, 2005, the stock began trading under the symbol “SURG.” Also on September 22, 2005, the Company changed its name to Synergetics USA, Inc. The table below sets forth the range of high and low closing sales prices per share of the Company’s common stock as reported on Nasdaq for each of the quarterly periods within the fiscal years ended July 31, 2005 and 2004. The prices disclosed are those of Valley Forge, as the periods disclosed are pre-merger and Synergetics was a privately-held company. None of the prices shown reflect retail mark-ups, mark-downs or commissions. For current price information, you are urged to consult publicly available sources.

	High	Low
Year ended July 31, 2004
Quarter ended October 31, 2003	$2.00	$1.27
Quarter ended January 31, 2004	2.65	1.30
Quarter ended April 30, 2004	2.54	1.29
Quarter ended July 31, 2004	2.20	1.73
Year ended July 31, 2005
Quarter ended October 31, 2004	$2.05	$1.35
Quarter ended January 31, 2005	2.10	1.40
Quarter ended April 30, 2005	1.90	1.32
Quarter ended July 31, 2005	5.79	1.86
     The number of shareholders of record of Synergetics USA as of October 25, 2005 was 175.
     Valley Forge has not paid any dividends to date. Synergetics has not paid a dividend to holders of its common stock since 1996. We currently intend to retain earnings to finance growth and development of our business and do not anticipate paying cash dividends in the near future.
     For information regarding sales of unregistered securities by Synergetics during the fiscal years ended July 31, 2005, 2004 and 2003, all of which were in the form of grants of stock-based compensation, see Note 11 to the consolidated financial statements.
Item 6. Selected Financial Data
     The selected financial data set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The statements of income data for the years ended July 31, 2005, 2004 and 2003 and the balance sheets data as of July 31, 2005 and 2004 have been derived from audited consolidated financial statements of Synergetics included elsewhere in this report. The merger of Synergetics and Valley Forge was accounted for as a reverse merger, and as such, the Company is reporting the financial results of Synergetics as the accounting acquirer in the merger. The consolidated statements of income for the years ended July 31, 2002 and 2001 and the balance sheets data as of July 31, 2003, 2002 and 2001 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	For the Fiscal Years Ended July 31,*
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statements of Income Data:
Net sales	$21,792	$16,887	$13,017	$10,447	$8,315
Cost of Sales	8,289	6,514	4,483	3,609	3,853
Gross profit	13,503	10,373	8,534	6,838	4,462
Income from operations	2,383	1,690	1,866	1,572	251
Net income	1,458	1,094	1,091	1,004	113
Earnings per common share
Basic	$0.43	$0.32	$0.32	$0.31	$0.04
Diluted	$0.42	$0.32	$0.32	$0.31	$0.04

*This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.

	For the Fiscal Years Ended July 31,*
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents	$1,817	$1,540	$1,049	$943	$1,249
Current assets	12,757	9,563	7,709	5,920	4,980
Total assets	20,116	14,474	12,254	7,724	6,144
Current liabilities	3,969	2,862	1,687	1,396	1,724
Long-term liabilities	6,008	3,113	3,251	254	234
Retained earnings	5,402	3,944	2,851	1,760	756
Stockholders’ equity	10,139	8,499	7,316	6,074	4,185

*This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The following “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” commonly referred to as MD&A, is intended to help the reader understand Synergetics USA, its operations and its business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes. This overview summarizes the MD&A, which includes the following sections:
•	Our Business — a general description of the key drivers that affect our business and the industries in which we operate.

•	Our Business Strategy — a description of the strategic initiatives on which we focus and the goals we seek to achieve.

•	Results of Operations — an analysis of our Company’s results of operations for the three years presented in our financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, currency exchange and an overview of our financial position.

•	Pre-Merger and Post-Merger Contractual Obligations — an analysis of contracts entered into in the normal course of business that will require future payments.

•	Use of Estimates and Critical Accounting Policies — a description of critical accounting policies including those that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Our Business
     The Company designs, manufacturers and markets medical devices for use in ophthalmic and vitreoretinal surgery and neurosurgery. Its products are designed and manufactured to support micro or minimally invasive surgical procedures. In addition to such surgical devices and equipment, we also design and manufacture disposable and non-disposable supplies and accessories for use with such devices and equipment. For a more detailed description, see “Item 1. Business — Overview.” We sell our products primarily to hospitals, clinics and surgeons in approximately 70 countries. Sales outside the United States are primarily through local distributors. As used in this discussion, the Company or Synergetics USA means the Company and its subsidiaries.
New Product Sales
     The Company’s business strategy has been, and is expected to continue to be, the development and marketing of new technologies for the ophthalmic surgery and neurosurgery markets. New products, which management defines as products introduced within the prior 24-month period, accounted for approximately 14% of total sales for Synergetics for fiscal 2005, approximately $3.1 million. For fiscal 2004, new products accounted for approximately 14% of total sales for Synergetics, or just over $2.4 million. This growth was primarily in our capital equipment products both in the ophthalmic and neurosurgery markets. Synergetics’ past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by Synergetics. Since July 31, 2005, Synergetics has introduced eight new products to the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.
Growth in Minimally Invasive Surgery Procedures
     Minimally invasive surgery is surgery performed without making a major incision or opening. Minimally invasive surgery generally results in less trauma for the patient, less likelihood of complications related to the incision and a shorter recovery time. A growing number of surgical procedures are performed using minimally invasive techniques, creating a multi-million dollar market for the specialized devices used in the procedures. The Company has benefited from the overall growth in this market and expects to continue to benefit as it continues to introduce new and improved technologies targeting this market, such as its 25 gauge instrumentation and PHOTONTM xenon light source for the ophthalmic surgical market.
Demand Trends
     Volume and mix improvements contributed to the majority of sales growth for Synergetics during the fiscal years ended July 31, 2005, 2004 and 2003. Ophthalmic procedures volume, particularly retina procedures, on a global basis continues to rise at an estimated 5% growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in procedures volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgery market.
Pricing Trends
     Through its strategy of delivering new and higher quality technologies, the Company has been generally able to maintain the average selling prices for its products in the face of downward pressure in the healthcare industry.

     Competition in the medical device markets and governmental healthcare cost containment efforts, particularly in the United States, have negatively impacted the prices medical device manufacturers received for their products. The Company should be less impacted by this negative pressure than other manufacturers in the industry because its products are primarily used for non-discretionary, life or eyesight threatening procedures.
Our Business Strategy
     Our goal is to become a global leader in the development, manufacture and marketing of precision engineered microsurgical instruments, capital equipment and devices for use in vitreoretinal surgery and neurosurgical applications and to grow our product lines in other specialty surgical markets. Our recent combination of the businesses of Valley Forge and Synergetics is a significant component of our strategy toward achieving these goals. Our strategy includes:
•	Introducing new technology that can be easily differentiated from our competition by capitalizing on our combined successes in delivering minimally invasive products that enable concentrated application to a surgical area with decreased impact beyond the specific desired surgical effects, resulting in improved recovery times and shorter hospital stays;

•	Identifying microsurgical niches that may offer the prospect for substantial growth and higher profit margins that allow us an opportunity to build upon our existing technologies, such as expanding the use of our products in ENT (ear, nose and throat), plastic surgery and other forms of microsurgery;

•	Accelerating our international (including Canada) growth by continuing to build on our recent successes supported by Valley Forge’s long-established relationships and reputation in global markets;

•	Combining the breadth and depth of knowledge, experience and resources in Valley Forge’s and Synergetics’ existing research and development groups to form a new combined research and development capability aligned to deliver precision engineered instruments based on our own proprietary technologies and innovations;

•	Branding and marketing a substantial portion of our neurosurgical products with the Malis® trademark;

•	Developing hybrid direct sales/independent sales agent distribution channels to assure that our products and benefits are seen by those making or influencing the purchasing decisions;

•	Developing our new multifunctional bipolar electrosurgical system, which will be marketed as the Malis® AdvantageTM, with our new state-of-the-art bipolar generator and our new proprietary single use hand-switching bipolar instruments with enhanced features and functionality to expand the array of procedures they are designed to perform;

•	Growing our disposables revenue stream by focusing on the development of a full offering of disposable adjuncts, such as instruments, adapters and fiber optics, to our capital equipment offerings and emphasizing disposables designed to eliminate hospital repair costs and minimize patient-to-patient disease transfer;

•	Expanding the use of our new multifunctional bipolar electrosurgical generator, which will be marketed as the Malis® AdvantageTM, into other surgical markets as its increased power and functionality allows the surgeon to perform functions similar to traditional monopolar systems, without the inherent safety limitations; and

•	Exploring opportunities for growth through strategic partnering with other companies with complimentary products and technologies to facilitate strategic growth in our defined niche markets, such as our current relationship with Stryker Corporation.
Results of Operations
     The merger of Synergetics and Valley Forge was accounted for as a reverse merger, and as such, the Company is reporting the financial results of Synergetics as the accounting acquirer in the merger. As a result, management’s discussion and analysis of financial condition and results of operations for the periods set forth below does not reflect the effect of the combination of Synergetics and Valley Forge, which was consummated on September 21, 2005.
Year-Ended July 31, 2005 Compared to Year-Ended July 31, 2004
Net Sales
     The following table presents net sales by medical field (dollars in thousands):

	Year Ended July 31,*
	2005	2004	% Increase
Ophthalmic	$17,752	$14,061	26.2%
Neurosurgery	4,040	2,826	43.0
	$21,792	$16,887	29.0%

*This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.
     Ophthalmic sales growth was led by continued growth in sales of Synergetics’ PHOTONTM xenon light source product and related disposables. Neurosurgery sales growth was led by continued growth in sales of Synergetics’ Omni® ultrasonic aspirators and related disposables. We expect that PHOTONTM and Omni® sales will continue to have a positive impact on net sales in fiscal 2006. In addition, we anticipate that the positive effects of the Malis® AdvantageTM will be felt in the third fiscal quarter of 2006.
     The following table presents national and international net sales (dollars in thousands):

	Year Ended July 31,*
	2005	2004	% Increase
United States	$16,384	$13,462	21.7%
International (including Canada)	5,408	3,425	57.9
	$21,792	$16,887	29.0%

*This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.

     Growth in the United States was led by growth in sales of Synergetics’ PHOTONTM xenon light source product and our Omni® ultrasonic aspirators and related disposables. International sales growth was led by sales of our PHOTONTM and our disposable products.
Gross Profit
     Gross profit as a percentage of net sales was 62.0% in fiscal 2005 compared to 61.4% in 2004. The growth in gross profit as a percentage of net sales from 2004 to 2005 was attributable primarily to growth in sales of higher margin products and improved purchasing of raw materials used in Synergetics’ manufacturing operations.
Operating Expenses
     Research and development (“R&D”) as a percentage of net sales was 3.9% and 4.7% for the fiscal years ended July 31, 2005 and 2004, respectively. R&D costs increased to $857,798 in 2005 from $796,916 in 2004, reflecting increased spending on active projects focused on areas of strategic significance. Synergetics’ pipeline included over 50 active projects at July 31, 2005. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company expects over the next few years to invest in R&D at a rate of approximately 4.0% to 6.0% of net sales.
     Selling, general and administrative expenses (“SG&A”) increased by $2,375,613 during the fiscal year ended July 31, 2005 and as a percentage of net sales was 47.1% for the fiscal year ended July 31, 2005, compared to 46.7% for the fiscal year ended July 31, 2004. Selling expenses, which consist of salaries and commissions, the largest component of SG&A, increased approximately $900,000 to $6.7 million, or 30.6% of sales, for the fiscal year ended July 31, 2005, compared to $5.8 million, or 34.4% of sales, for the fiscal year ended July 31, 2004. In addition, general and administrative headcount increased by approximately 50%, and executive compensation increased by approximately $344,000. Legal fees increased by $702,000 and other costs increased by approximately $450,000 in the fiscal year ended July 31, 2005, as compared to the fiscal year ended July 31, 2004. The Company expects to realize synergies from the Valley Forge/Synergetics transaction over the next twenty-four months, which may initially be offset by ongoing expenses related to the integration of the two companies.
Other Expense
     Other expenses for the 2005 fiscal year increased 5.3% to $185,561 from $176,153 for the fiscal year ended July 31, 2004. The increase was due primarily to increased interest expense.
Operating Income, Income Taxes and Net Income
     Operating income for the fiscal year ended July 31, 2005 increased 41.0% to $2.38 million from $1.69 million in the comparable 2004 period. The increase in operating income was primarily the result of a 0.6% increase in gross profit margin on 29.0% more sales partially offset by increases in R&D and SG&A expenditures.
     Synergetics’ effective tax rate was 33.7% for the fiscal year ended July 31, 2005 as compared to 27.8% for the fiscal year ended July 31, 2004. The increase was due primarily to higher state taxes for the fiscal year ended July 31, 2005 and a larger research and experimentation credit exclusion utilized during the fiscal year ended July 31, 2004.
     Net income increased to $1.46 million from $1.09 million for the fiscal year ended July 31, 2005, as compared to the same 2004 period. The growth in net income was due primarily to an increase of

0.6% in gross profit margin on 29.0% more sales, partially offset by increases in R&D and SG&A expenditures as described above. Basic and diluted earnings per share for the fiscal year ended July 31, 2005 increased to $0.43 and $0.42, respectively, as compared to $0.32 for the fiscal year ended July 31, 2004.
Year-Ended July 31, 2004 Compared to Year-Ended July 31, 2003
Net Sales
     The following table presents net sales by medical field (dollars in thousands):

	Year Ended July 31,*
	2004	2003	% Increase
Ophthalmic	$14,061	$11,900	18.2%
Neurosurgery	2,826	1,117	153.0
	$16,887	$13,017	29.7

*This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.
     Ophthalmic sales growth was led by growth in sales of Synergetics’ PHOTONTM xenon light source product and related disposables, which were released in July 2004. Neurosurgery sales growth was led by continued growth in sales of Synergetics’ Omni® ultrasonic aspirators and related disposables, which were introduced in 2003.
     The following table presents national and international net sales (dollars in thousands):

	Year Ended July 31,*
	2004	2003	% Increase
United States	$13,462	$10,395	29.5%
International (including Canada)	3,425	2,622	30.6
	$16,887	$13,017	29.7

*This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.
     Growth in the United States was led by growth in sales of Synergetics’ neurosurgery products. International sales growth was led by sales of our disposable products.
Gross Profit
     Gross profit as a percentage of net sales was 61.4% in 2004 compared to 65.6% in 2003. The reduction in gross profit as a percentage of net sales from 2003 to 2004 was attributable primarily to initial start-up and tooling costs resulting from new product introductions.

Operating Expenses
     R&D as a percentage of net sales was 4.7% and 4.3% for the fiscal years ended July 31, 2004 and 2003, respectively. R&D increased to $796,916 from $563,267 reflecting increased spending on active projects focused on areas of strategic significance. Synergetics’ pipeline included 60 active projects at July 31, 2004.
     SG&A as a percentage of net sales was 46.7% for the fiscal year ended July 31, 2004 compared to 46.9% for the fiscal year ended July 31, 2003. Selling expenses increased to $5.8 million, or 34.4% of net sales, during the fiscal year ended July 31, 2004, compared to $4.4 million, or 33.5% of net sales, during the fiscal year ended July 31, 2003. In addition, general and administrative headcount went up by 11% and executive compensation, legal and insurance expense increased in proportion to sales in the fiscal year ended July 31, 2004, as compared to the fiscal year ended July 31, 2003.
Other Expense
     Other expense decreased 27.5% to $176,153 from $243,205 for the fiscal year ended July 31, 2003. The decrease was due primarily to a $71,000 loss on sale of equipment during fiscal 2003, as compared to a $7,000 loss on sale of equipment during fiscal 2004.
Operating Income, Income Taxes and Net Income
     Operating income for the fiscal year ended July 31, 2004 decreased 9.6% to $1.69 million from $1.87 million in the comparable 2003 period. The decrease in operating income was primarily the result of a 4.2% decrease in gross profit margin attributable primarily to initial start-up and tooling costs resulting from new product introduction.
     Synergetics’ effective tax rate was 27.8% for the fiscal year ended July 31, 2004 as compared to 32.9% for the fiscal year ended July 31, 2003. The decrease was due primarily to a larger research and experimentation credit and extraterritorial income exclusion utilized during the fiscal year ended July 31, 2004.
     Net income remained constant at $1.09 million for the fiscal years ended July 31, 2004 and 2003, respectively. The lack of growth in net income was due primarily to a decrease in gross profit margin. Basic and diluted earnings per share for the fiscal years ended July 31, 2004 and 2003 remained constant at $0.32.
Liquidity and Capital Resources
     Synergetics had $1,816,823 in cash and cash equivalents and total interest-bearing debt of $6,400,002 as of July 31, 2005.
     Working capital, including the management of inventory and accounts receivable is a key management focus. At July 31, 2005, Synergetics had 56 days of sales outstanding (“DSO”) in accounts receivable, favorable to July 31, 2004 by two days and favorable by one day to July 31, 2003. The decrease in DSO is primarily the result of an increased focus on collection efforts.
     At July 31, 2005, Synergetics had 120 days of inventory on hand, unfavorable to July 31, 2004 by 16 days and unfavorable by 9 days to July 31, 2003. The 120 days of inventory on hand at July 31, 2005 is above the Company’s anticipated levels of 100 to 110 days.
     Cash flows provided by (used in) operating activities were $(57,769) for the year ended July 31, 2005 compared to cash provided by operating activities of $930,304 for the comparable 2004 period. The decrease of $988,073 was attributable primarily to usage increases in inventories of approximately $1.52 million. Inventories build-up was to support sales growth. Such usage increases were offset by cash provided by greater net income of approximately $364,000 and other net working capital and other adjustments components of approximately $169,000.
     Cash flows used in investing activities were $2,414,696 for the fiscal year ended July 31, 2005 compared to $797,406 for the comparable 2004 period. During the fiscal year ended July 31, 2005, Synergetics paid $195,215 in cash for the acquisition of patents, compared to $113,772 for the fiscal year ended July 31, 2004. Cash additions to property and equipment during the fiscal year ended July 31, 2005 were $1,795,484 compared to $686,816 for the fiscal year ended July 31, 2004. Increases were primarily to support sales growth, new product launches and the facility expansion at the Company’s manufacturing facility in O’Fallon, Missouri. In addition, the Company paid acquisition costs in connection with a reverse merger of $394,452 for the fiscal year ended July 31, 2005 that were not applicable to the fiscal year ended July 31, 2004.
     Cash flows provided by financing activities were $2,749,246 for the fiscal year ended July 31, 2005 compared to $357,772 for the fiscal year ended July 31, 2004. The increase of $2,391,474 was applicable primarily to $2,330,000 in proceeds from revenue bonds utilized to finance the facility expansion at the Company’s manufacturing and headquarters in O’Fallon, Missouri.
     Synergetics had the following committed financing arrangements as of July 31, 2005:
•	Revolving Credit Facility: Under this credit facility, Synergetics could borrow up to $1.25 million with interest at the bank’s prime lending rate less 0.25%. Borrowings under this facility at July 31, 2005 were $235,000. Outstanding amounts were secured by Synergetics’ receivables and inventory. This credit facility will expire on February 15, 2006.

•	Equipment Line of Credit: Under this credit facility, Synergetics may borrow up to $1.0 million, with interest at the bank’s prime lending rate. Borrowings under this facility were $588,492 on July 31, 2005. Outstanding amounts were secured by the purchased equipment. In October 2005, the Company signed a loan agreement which consolidated the outstanding balance on the equipment line of credit, along with three specific bank notes, under one new bank note in the principal amount of $1,427,105. The Company will make principal payments of $39,642 plus interest, on a monthly basis. The effective interest rate for this note is 6.75%. Final payment is due on September 30, 2008. The equipment line of credit facility of $1.0 million was also renewed as of this date and expires on September 30, 2006.
     In October 2005, the Company completed the construction of a 27,000 square foot addition to its principal manufacturing and headquarters building. The additional cost incurred after July 31, 2005 was approximately $875,000 and was financed by the proceeds from revenue bonds received during the year ended July 31, 2005, as described above.
     Management believes that cash flows from operations, together with available borrowing under its existing credit facilities will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs. If investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow it to obtain additional capital, if necessary.

Pre-Merger Contractual Obligations
     Synergetics has entered into contracts with various third parties in the normal course of business that will require future payments. The following illustrates Synergetics’ contractual obligations as of July 31, 2005 (after considering the refinancing of the equipment line of credit and the equipment term loans that occurred in October 2005):

		Payments due by Period
		Less than 1			More than
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	5 Years

Revolving Line of Credit (1)	$235,000	$235,000	—	—	—

Equipment Line of Credit (2)	1,427,105	396,418	951,403	79,284	—

Revenue Bonds Payable (3)	4,637,292	248,750	497,500	497,500	3,393,542

Building Term Loan (4)	178,806	13,668	165,138	—	—

Estimated Interest Payments (5)	1,221,407	315,083	515,030	287,075	104,219

Operating Leases (6)	156,400	39,800	68,400	48,200	—

Other Long-Term Liabilities (7)	25,519	—	25,519	—	—

Total Contractual Obligations	$7,881,529	$1,248,719	$2,222,990	$912,059	$3,497,761

(1)	Amount represents the expected cash payment for our $1,250,000 revolving credit facility.

(2)	Amounts represent the expected cash payment for our consolidated equipment term loan entered into in October 2005.

(3)	Amounts represent the expected cash payments for our revenue bonds payable.

(4)	Amounts represent the expected cash payment for our building term loan.

(5)	Amounts represent the expected cash payment for interest on our fixed rate long-term debt. After September 1, 2009 and December 1, 2011, the interest rate will float.

(6)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future operating lease payments would change if we exercised these renewal options or if we entered into additional operating lease agreements.

(7)	Other long-term liabilities represent the expected cash payment on other deferred liabilities. As deferred taxes have not been determined beyond 2005, this amount is excluded from this table.

Post-Merger Contractual Obligations
     As a result of the merger, the Company now has two additional contractual obligations:

		Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Total Pre-Merger Contractual Obligations (from table above)	$7,881,529	$1,248,719	$2,222,990	$912,059	$3,497,761

New Promissory Note (1)	4,157,504	639,616	1,279,232	1,279,232	959,424
New Lease (2)	448,970	62,382	226,495	160,093	—

Total Post-Merger Contractual Obligations	$12,488,003	$1,950,717	$3,728,717	$2,351,384	$4,457,185

(1)	On October 12, 2005, we acquired the Malis® trademark. We paid Dr. Malis’ estate $159,904 in cash and the remainder in a $3,997,600 promissory note which will be paid in twenty-five equal quarterly installments of $159,904. The promissory note is secured by a security interest in the trademark and our DualWaveTM patents.

(2)	Effective May 1, 2005, Valley Forge entered into a combination sublease and lease agreement for a term of four and one half years for approximately 13,500 square feet of office, assembly and manufacturing space in King of Prussia, Pennsylvania.
Use of Estimates and Critical Accounting Policies
     The financial results of Synergetics are affected by the selection and application of accounting policies and methods. Significant accounting polices which require management’s judgment are discussed below.
Revenue Recognition
     Synergetics records revenue from product sales when the revenue is realized and the product is shipped from its facilities. This includes satisfying the following criteria: the arrangement with the customer is evident, usually through receipt of a purchase order; the sales price is fixed and determinable; delivery has occurred; and collectibility is reasonably ensured.
Inventories
     Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, with cost being determined using the first-in first-out (FIFO) method, or market. Periodically, Synergetics evaluates inventories for excess quantities and identified obsolescence. Its evaluation includes an analysis of historical sales levels by product and projections of future demand, as well as estimates of quantities required to support warranty and other repairs. To the extent that it determines there are some excess quantities based on its projected levels of sales and other requirements, or obsolete material in inventory, it records valuation reserves against all or a portion of the value of the related parts or products. If future demand or market conditions are different than Synergetics’ projections, a change in recorded inventory valuation reserves may be required and would be reflected in cost of sales in the period the revision is made.
Loss Contingencies
     Synergetics is subject to claims and lawsuits in the ordinary course of its business, including claims by employees or former employees, with respect to its products and involving commercial disputes. Synergetics’ financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which it is currently a party because management currently believes that such claims and lawsuits are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on Synergetics’ financial condition. However, it is possible that Synergetics’ results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies if management changes its assessment of the likely outcome of these matters.

Amortization Periods
     Synergetics records amortization of intangible assets using the straight-line method over the estimated useful lives of these assets. It bases the determination of these useful lives on the period over which it expects the related assets to contribute to its cash flows or in the case of patents, their legal life, whichever is shorter. If Synergetics’ assessment of the useful lives of intangible assets changes, it may change future amortization expense (see Impairment of Long-Lived Assets).
Allowance for Doubtful Accounts
     Synergetics evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to Synergetics, Synergetics records an allowance against amounts due to reduce the net recognized receivable to the amount that management reasonably expects to collect. For all other customers, Synergetics records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and its historical experience. If the financial condition of customers or the length of time that receivables are past due were to change, Synergetics may change the recorded amount of allowances for doubtful accounts in the future.
Impairment of Long-Lived Assets
     Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the group of assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount of fair value less costs to sell.
Deferred Tax Assets and Liabilities
     Synergetics’ deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when a determination is made that is more likely than not that a portion or all of the deferred tax assets will not be realized.
Stock-Based Compensation
     Synergetics accounts for stock-based employee compensation using the intrinsic value method of accounting. Under this method, stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of Synergetics’ stock and the exercise price of the award.
Recent Accounting Pronouncements
     Information about recent accounting pronouncements is included in Note 16 to the Audited Financial Statements of Synergetics beginning on page F-16 of this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

     The Company has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had an outstanding balance of $235,000 at July 31, 2005 and the equipment line of credit facility had an outstanding balance of $588,492 at July 31, 2005, bearing interest at the bank’s prime lending rate. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $16,000. The Company does not perform any interest rate hedging activities related to these two facilities.
     Additionally, the Company has exposure to foreign currency fluctuations through export sales to international accounts. As only approximately 5% of our sales revenue is denominated in foreign currencies, we estimate that a change in the relative strength of the dollar to foreign currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related foreign currency.
Item 8. Financial Statements and Supplementary Data
     Financial statements and financial statement schedules specified by this Item, together with the report thereon of McGladrey & Pullen, LLP, are presented following item 15 of this report.
     Information on quarterly results of operations is set forth in our financial statements under note to consolidated financial statements, Note 15 Quarterly Financial Data (Unaudited).
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     Samuel Klein and Company previously audited Valley Forge’s financial statements from fiscal 1992 through the fiscal year ended September 30, 2004. On January 20, 2005, Samuel Klein and Company resigned as Valley Forge’s independent registered public accounting firm. On January 25, 2005, Rotenburg, Meril, Solomon, Bertiger & Guttilla, P.C. (“RMSB&G”) was selected by the audit committee to serve as Valley Forge’s independent registered public accounting firm. On October 20, 2005 as a result of the reverse merger, RMSB&G was replaced by McGladrey and Pullen, LLP as Synergetics USA’s independent registered public accounting firm.
     The reports of Samuel Klein and Company on Valley Forge’s financial statements for the fiscal years ended September 30, 2004 and 2003 do not contain an adverse opinion or a disclaimer of opinion, and are not qualified or modified as to uncertainty, audit scope or accounting principles.
     During the fiscal years ended September 30, 2004 and 2003, and through January 20, 2005, there were no disagreements between Valley Forge and Samuel Klein and Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which disagreement, if not resolved to the satisfaction of Samuel Klein and Company, would have caused Samuel Klein and Company to make reference thereto in the firm’s reports on the Valley Forge financial statements for such periods.
     During RMSB&G’s engagement, RMSB&G did not report on the financial statements for either Valley Forge or the Company. Thus, there were no disagreements with RMSB&G on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RMSB&G, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In addition, none of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during RMSB&G’s engagement.

Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are the controls and other procedures of an issuer that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the fiscal year end covered by this report because of a material weakness in the Company’s internal control described more fully below.
     Internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency in an internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. All internal control systems, no matter how well-designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     In the course of the audit of Synergetics’ fiscal year ended July 31, 2005, management concluded that as of July 31, 2005, there was a deficiency in its internal control relating to inventory. This control deficiency, which management determined to be a material weakness, relates to Synergetics’ accounting system not being properly updated for raw materials purchased throughout the year, resulting in incorrect average prices and an incorrect value of inventory recorded in the accounting records. Because the accounting system is not being updated properly, the perpetual inventory required substantial adjustment at year-end. The Company is currently evaluating the implementation of procedures to promptly and routinely update price changes applicable to raw materials (and other inventories) purchased. Such new procedures would result in more accurate and reliable interim and year-end financial information with respect to inventories and cost of goods sold and avoid unexpected significant adjustments at period-end.
Changes in Internal Controls Over Financial Reporting
     The Company made no changes in its internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that would materially affect its internal control over financial reporting.
Item 9B. Other Information
     None

PART III
Item 10. Directors and Executive Officers of the Registrant
     The directors and executive officers of the Company are as follows:

Name	Age	Position(s)	Term Expires

Gregg D. Scheller	49	President, Chief Executive Officer and Director	2008
Lawrence C. Cardinale	67	Director	2007
Robert H. Dick	62	Director	2006
Kurt W. Gampp, Jr.	45	Executive Vice President, Chief Operating Officer and Director	2008
Guy R. Guarch	64	Director	2007
Juanita H. Hinshaw	60	Director	2006
Jerry L. Malis	73	Executive Vice President, Chief Scientific Officer and Director	2008
Pamela G. Boone	42	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	—
     Members of the Board of Directors are elected by the stockholders of the Company and serve staggered three year terms.
     Gregg D. Scheller is the Company’s President and Chief Executive Officer. Immediately prior to the consummation of the merger, Mr. Scheller served as President and Chief Executive Officer of Synergetics, which he founded in 1991. Mr. Scheller had served in these positions since its inception. Mr. Scheller has been issued 26 United States patents (including four design patents). He devotes substantially all his business time to the Company.
     Lawrence C. Cardinale serves as a director of the Company. In the next year, he will serve as chairperson of the Nominating/Governance Committee, member of the Audit Committee and member of the Compensation Committee. Mr. Cardinale received his B.S.B.A. in Business from Washington University in St. Louis, Missouri and has been working in the medical industry since 1966. During his over 35 years working in the field of medical manufacturing, he has held various management positions, including Plant Manager, Director of Manufacturing, Director of Corporate Engineering, Director of Operations Planning, Vice President of Manufacturing-International and currently serves as Vice President-Global Manufacturing and Engineering of a multi-national medical manufacturing company. Mr. Cardinale also owned and operated a scientific laboratory instrument business concentrating in the life sciences area, which manufactured and marketed tissue sectioning, microforge and micromanipulation instruments and pipeting devices. Mr. Cardinale currently serves as a board member of Coretech-Holdings LLC, a St. Louis-based life sciences and medical device manufacturing company and McCormick Scientific, LLC.
     Robert H. Dick serves as a director of the Company. Mr. Dick had been a director of Valley Forge since June 25, 1997. In the next year, he will serve as chairperson of the Compensation Committee, member of the Audit Committee and member of the Nominating/Governance Committee. Mr. Dick has served as President of R.H. Dick & Company since January 1998, which is an investment banking and management consulting firm based in Ocala, Florida. From 1996 to 1998, Mr. Dick was a partner with Boles, Knop & Company, Inc., an investment banking firm in Middleburg, Virginia. Before that Mr. Dick served as interim President, Chief Executive Officer and Chief Financial Officer of Biomagnetic

Therapy Systems, Inc. (September 1995 — March 1996) and PharmX, Inc. (May 1994-April 1995). Both companies were clients of Boles, Knop & Company. From 1982 until 1994, Mr. Dick served in various executive roles with Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson and a manufacturer of surgical instruments, implants, equipment and other surgical products. Mr. Dick’s positions with Codman included Director, Vice President — New Business Development, Vice President — United States Sales and Marketing and Vice President — International. Mr. Dick retired from Johnson & Johnson in April 1994. From 1978 to 1982, Mr. Dick was President and Chief Executive Officer of Applied Fiberoptics, Inc., a company designing, manufacturing and marketing fiberoptic products for medical and defense applications and surgical microscopes for microsurgery. Mr. Dick also serves on the board of Span-America Medical Systems, Inc., which designs and manufactures wound management products and which has securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
     Kurt W. Gampp, Jr. is the Company’s Executive Vice President and Chief Operating Officer. Immediately prior to the merger, Mr. Gampp served as the Executive Vice President and Chief Operating Officer of Synergetics and has served in this position since Synergetics was founded in 1991. Mr. Gampp coordinates and supervises the manufacturing of the Company’s products and is in charge of the daily production operations of the Company. He devotes substantially all his business time to the Company.
     Guy R. Guarch serves as a director of the Company. Mr. Guarch retired in 2001 from C.R. Bard, Inc. where he spent 32 years in various sales, marketing and management roles. Bard is a leading developer, manufacturer and marketer of health care products used for vascular, urological and oncological diagnosis and intervention. From 1993 to 2001, Mr. Guarch served as Regional Vice President Corporate Account Management for Bard’s Southeast Region. He worked as President of Bard Venture Division in Boston, Massachusetts from 1991 to 1993. From 1988 to 1991, Mr. Guarch worked in London, England, as Vice President of Sales for the Bard Europe Division and Managing Director of Bard LTD, UK. Before 1988, Mr. Guarch worked in several sales and marketing roles for Bard’s USCI International Division in Boston, Massachusetts, which focused on the design, manufacture and sale of cardiac catheters, urological catheters and artificial arteries. Mr. Guarch currently serves as a board member of Span-America Medical Systems, Inc., which designs and manufactures wound management products and which has securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
     Juanita H. Hinshaw serves as a director of the Company. In the next year, she will serve as chairperson of the Audit Committee, member of the Compensation Committee and member of the Nominating/Governance Committee. Ms. Hinshaw recently retired from her position as Senior Vice President and Chief Financial Officer of Graybar Electric Company. She served in these positions from May 2000 to May 2005. Graybar Electric Company specializes in supply chain management services and distributes high-quality components, equipment and materials for the electrical and telecommunications industries. Ms. Hinshaw has served as a director on the board of The Williams Companies, Inc. since 2004, IPSCO, Inc. since 2002 and Insituform Technologies, Inc. since 1999.
     Jerry L. Malis is the Company’s Executive Vice President and Chief Scientific Officer. Immediately prior to the consummation of the merger, Mr. Malis served as Valley Forge’s Chief Executive Officer and President and Director of Valley Forge for more than the past five years. As of June 30, 1989, Mr. Malis was elected as Chairman of the Board of Valley Forge. He has published over fifty articles in the biological science, electronics and engineering fields, and has been issued twelve United States patents. Mr. Malis coordinates and supervises the scientific developments of the Company. He devotes substantially all his business time to the Company.
     In addition to the above-mentioned directors and officers of Synergetics USA, Inc., Pamela G. Boone currently serves as the Company’s Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Ms. Boone joined Synergetics as its Chief Financial Officer in May 2005 and served in this capacity until the merger. Prior to this, Ms. Boone served as Vice President and Chief Financial Officer of Maverick Tube Corporation from 2001 until January 2005 and as Vice President, Treasurer and acting Chief Financial Officer until May 2005. Maverick Tube Corporation, a Missouri-based company, is a leading North American producer of welded tubular steel products used in energy and industrial applications. From 1997 to 2001, Ms. Boone served as Maverick’s Corporate Controller.
Item 11. Executive Compensation
Summary Compensation Table
     The following table sets forth the aggregate compensation paid by Synergetics or Valley Forge, as the case may be, with respect to the three fiscal years ended July 31, 2005 to Mr. Scheller, Mr. Malis, Mr. Gampp and Ms. Boone, its Chief Executive Officer, Chief Scientific Officer, Chief Operating Officer and Chief Financial Officer, respectively.

					Number of Shares of
					Common Stock
	Fiscal				Underlying Options	All Other
Name and Principal Position	Year	Salary		Bonus	Granted	Compensation(1)

Gregg D. Scheller	2005	$409,740	(2)	$39,433	—	—
President and	2004	285,972		19,000	—	$2,000
Chief Executive Officer	2003	284,027		11,500	—	—

Jerry L. Malis(3)	2005	$226,306		—	—	—
Executive Vice President and	2004	220,000		—	—	—
Chief Scientific Officer	2003	217,166		—	—	—

Kurt W. Gampp, Jr.	2005	$385,775	(2)	$52,231	—	—
Executive Vice President and	2004	238,617		19,000	—	$2,000
Chief Operating Officer	2003	261,054		11,000	—	—

Pamela G. Boone	2005	$31,635	(4)	—	41,310 (5)	—
Executive Vice President,	2004	—		—	—	—
Chief Financial Officer, Treasurer and Secretary	2003	—		—	—	—

(1)	“All Other Compensation” for Messrs. Scheller and Gampp represents compensation they received for serving as members of the Synergetics board of directors. The Synergetics board served without compensation in fiscal year 2002, which would have been paid in calendar year 2003.

(2)	The salaries of Messrs. Scheller and Gampp for fiscal year 2005 contained an incentive compensation arrangement that was based upon Synergetics’ sales. In fiscal year 2006, their salaries will be based upon their employment contracts that are described under Item 11.

(3)	The historical compensation disclosed for Mr. Malis is that received by Mr. Malis as Chief Executive Officer of Valley Forge.

(4)	Ms. Boone’s employment as Synergetics’ Chief Financial Officer did not begin until May 19, 2005.

(5)	The number of shares underlying options granted to Ms. Boone give effect to the conversion ratio of 4.59 shares of Valley Forge common stock for each share of Synergetics common stock, pursuant to the terms of the merger.

Option Grants in Last Fiscal Year

Potential Realizable Value at
Assumed Annual Rates of
Stock Price Appreciation for
Individual Grants					Option Term (1)
	Number of	% of Total
	Securities	Options /	Exercise
	Underlying	SARs	or Base
	Options /	Granted to	Price ($
	SARs	Employees in	per	Expiration
Name	Granted (#)	Fiscal Year	share)	Date	5% ($)	10% ($)

Pamela G. Boone	41,310(2)	36.6%	$1.089	5/19/2015	$28,007	$70,830

(1)	Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on arbitrarily assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the options are granted to their expiration date. Actual gains, if any, on stock option exercises will be dependent on, among other things, the future performance of the common stock and overall market conditions. There can be no assurance that the amounts reflected above will be achieved.

(2)	One-half of these options become exercisable on May 19, 2009 and the remainder become exercisable on May 19, 2010. The number of shares underlying options granted to Ms. Boone and the exercise price give effect to the conversion ratio of 4.59 shares of Valley Forge common stock for each share of Synergetics common stock, pursuant to the terms of the merger.
Aggregate Fiscal Year End Option Values
     The following table sets forth the value on July 31, 2005 for unexercised options for Synergetics USA’s Chief Scientific Officer and Chief Financial Officer. Mr. Scheller and Mr. Gampp did not have options to purchase Synergetics USA common stock as of July 31, 2005. No named executive officer exercised any options during the fiscal year ended July 31, 2005.

	Number of Shares of
	Common Stock Underlying	Aggregate Value of
	Unexercised Options at	Unexercised Options at
Name	July 31, 2005	July 31, 2005

Jerry L. Malis	50,000 (1)	$212,245
Pamela G. Boone	41,310 (2)	$176,844

(1)	These options were granted on December 12, 2000 with an exercise price of $1.125 per share and expire on December 12, 2010. All of these options were exercisable at July 31, 2005.

(2)	These options were granted on May 19, 2005 with an exercise price of $1.089 per share and expire on May 19, 2015. One-half of these options become exercisable on May 19, 2009 and the remainder become exercisable on May 19, 2010. The number of shares underlying options granted to Ms. Boone and the exercise price give effect to the conversion ratio of 4.59 shares of Valley Forge common stock for each share of Synergetics common stock, pursuant to the terms of the merger.

Equity Compensation Plan Information

Number of Shares of
Common Stock Available
	Number of Shares of		for Future Issuance under
	Common Stock to be		Equity Compensation
	Issued upon Exercise of	Weighted Average	Plans at July 31, 2005
	Outstanding Options,	Exercise Price of	(Excluding Shares
	Warrants and Rights at	Outstanding Options	Reflected in the First
Plan Category	July 31, 2005	Warrants and Rights	Column)

Equity compensation plans approved by security holders	700,015	$1.52	653,000

Equity compensation plans not approved by security holders	—	—	—

Total	700,015	$1.52	653,000

Directors’ Compensation
     Synergetics USA directors who are neither employees of Synergetics USA nor an immediate family member of an officer of Synergetics USA are paid $750 for each meeting of the board of directors and each meeting of a committee of the board of directors that they attend. In addition, all directors are entitled to reimbursement for travel and lodging expenses incurred in connection with their attendance at meetings.
     The Company’s non-employee directors’ plan, adopted by the Company’s board of directors in May 2005 and approved by the stockholders in September 2005, provides that each director of Synergetics USA who is neither an employee nor an immediate family member of an officer of Synergetics USA will be granted an option to purchase 10,000 shares of the Company’s common stock each year he or she is elected, appointed or re-elected as a board member. The exercise price of options granted under this plan is equal to the fair market value of the common stock on the date of the grant. Each of Messrs. Dick and Guarch received a grant of the option to purchase 10,000 shares of the Company’s common stock as of September 20, 2005, and each of Mr. Cardinale and Ms. Hinshaw received a grant of the option to purchase 10,000 shares of the Company’s common stock as of September 22, 2005. All options granted under this plan vest upon issuance.
Employment Contracts
     Each of Mr. Scheller, Mr. Malis and Mr. Gampp have entered into three-year employment agreements with the Company. Pursuant to the agreements, Mr. Scheller’s base salary is $377,000, Mr. Malis’ base salary is $230,000 and Mr. Gampp’s salary is $346,000. In the event any of such executive officers are terminated without cause, or if any such executive officer resigns for good reason, such executive officer shall be entitled to his base salary and health care benefits through the end of the term of his employment agreement.
     As used in the employment agreements with Messrs. Scheller, Malis and Gampp, “cause” means (1) the executive officer’s conviction of any felony, or conviction for embezzlement or misappropriation of Company money or other property; (2) any act of gross negligence in performing the executive officer’s duties; (3) the executive officer’s willful refusal to execute his duties (other than for disability); or (4) the executive officer’s breach of the non-competition terms contained in his employment agreement. Termination for the events described in clauses (2) and (3) above will not constitute termination for “cause” unless the executive officer is provided written notice reasonably detailing such occurrence and is given five business days after receipt of such notice to cure such event and an opportunity to be heard before the Company’s board of directors.

     As used in the employment agreements with Messrs. Scheller, Malis and Gampp, the term “good reason” means (1) failure to pay, or a reduction, by the Company of the executive officer’s base salary; (2) the failure or refusal by the Company to provide the executive officer with the benefits set forth in his employment agreement; (3) the assignment to the executive officer of any duties materially inconsistent with the duties set forth in the employment agreement, which assignment is not cured within five business days of written notice to the Company; (4) in the case of Mr. Malis, a requirement imposed by the Company on Mr. Malis that results in Mr. Malis being based at a location that is outside a 35-mile radius of Valley Forge’s former corporate offices in suburban Philadelphia, Pennsylvania, and in the case of Messrs. Scheller and Gampp, 35 miles from the Company’s current corporate offices in O’Fallon, Missouri; (5) a change in the executive officer’s title; (6) if the executive officer is no longer a member of the Company’s board of directors, other than by death, disability or a removal by a shareholder vote for cause; (7) any material breach by the Company of the employment agreement, which breach is not cured within five business days after receipt of written notice from the executive officer; or (8) the termination of the executive officer’s employment other than for cause, death or disability.
Compensation Committee Interlocks and Insider Participation
     All executive officer compensation decisions are made by the Company’s Compensation Committee. The Compensation Committee also reviews and makes recommendations to the board of directors regarding the compensation of our senior management and key employees, including salaries and bonuses. As of July 31, 2005, the members of the Compensation Committee for Valley Forge were Mr. Robert H. Dick and Mr. Louis Uchitel. Between August 1, 2004 and January 25, 2005, Mr. Bruce A. Murray also served as a member of the committee. The current members of the Compensation Committee of the Company are Mr. Robert H. Dick, Ms. Juanita H. Hinshaw and Mr. Lawrence C. Cardinale.
     No member of the Compensation Committee of Valley Forge during fiscal 2005, other than Mr. Murray, was an employee or officer of Valley Forge. Mr. Murray was appointed as Executive Vice President and Chief Operating Officer of Valley Forge on February 16, 2005. Mr. Murray resigned as a member of the Compensation Committee on January 26, 2005, prior to his employment by Valley Forge.
     Commencing in fiscal 2005, Valley Forge engaged Mr. Bruce A. Murray, a director of Valley Forge, to perform certain business consulting services and other operating duties. For the year ended July 31, 2005, he received consulting fees of $55,025 and a salary of $81,462, excluding reimbursement of out-of-pocket services. As of the completion of the merger, Mr. Murray is no longer a director of the Company and longer performs consulting services or other operating duties for the Company.
     Valley Forge has retained R.H. Dick & Company, Inc., an investment banker and business consulting company owned by Mr. Robert H. Dick, one of our directors, to perform investment banking and business consulting services. For the fiscal years ended 2004 and 2003, Valley Forge incurred consulting expenses from these services of $15,000 and $10,000, respectively, excluding the reimbursement of out-of-pocket expenses. The Company does not expect to engage this company during the fiscal year ending July 31, 2006.
Code of Ethics
     Synergetics USA has adopted a Code of Ethics and Business Conduct applicable to its directors, officers (including its Chief Executive Officer) and employees. A copy of the Code of Ethics and Business Conduct is available on the Company’s website at http://www.vlfg.com and will be available on the Company’s website at http://www.synergeticsusa.com. The Company intends to post on its website any amendments to, or waivers from any provision of its Code of Ethics that applies to its Chief Executive Officer or Chief Financial Officer and that relates to any element of the code of ethics, as defined in regulations promulgated by the SEC and the listing standards applicable to Nasdaq companies.

Compliance with Section 16(a) of the Securities and Exchange Act
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s securities with the SEC and The Nasdaq Stock Market. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely upon a review of reports furnished to the Company, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended July 31, 2005, each director, executive officer and 10% stockholder of the Company’s securities made timely filings of all reports required by Section 16 of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth as of October 15, 2005 certain information with respect to the beneficial ownership of the Company’s common stock by (i) each of the named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by the Company to beneficially own more than 5% of the Company’s common stock based on certain filings made under Section 13 of the Exchange Act. All such information provided by the stockholders who are not executive officers or directors reflects their beneficial ownership as of the dates specified in the footnotes to the table.

		Number of
		Synergetics	Percent of
		USA Shares	Shares
		Beneficially	Beneficially
Name and Address of Beneficial Owner(1)		Owned	Owned
(i)	Named Executive Officers and Directors
	Gregg D. Scheller (2) (3)	807,840	3.4%
	Lawrence C. Cardinale (2) (4)	20,144	*
	Robert H. Dick (2) (5)	74,000	*
	Kurt W. Gampp, Jr. (2) (6)	958,392	4.0
	Guy R. Guarch (2) (7)	10,000	*
	Juanita H. Hinshaw (2) (8)	326,710	1.4
	Jerry L. Malis (2) (9)	1,182,276	4.9
	Pamela G. Boone (2)	—	—
(ii)	All Executive Officers and Directors as a Group (8 Persons)	3,379,362	14.1

(iii)	Certain Beneficial Owners None

*	less than 1%

(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned the them.

(2)	The mailing address of Messrs. Scheller, Cardinale, Dick, Gampp, Guarch and Malis and Mses. Hinshaw and Boone is 3845 Corporate Centre Drive, O’Fallon, Missouri 63368.

(3)	Includes shares held in the Gregg D. Scheller Trust. Mr. Scheller, in his capacity as trustee, possesses sole voting and investment power with respect to these shares. This does not include 817,020 shares held by the Donna Scheller Trust, of which Mr. Scheller’s wife is trustee. Mr. Scheller disclaims beneficial ownership as to these shares.

(4)	Includes 10,000 shares issuable to Mr. Cardinale subject to options exercisable currently or within 60 days.

(5)	Includes 74,000 shares issuable to Mr. Dick subject to options exercisable currently or within 60 days.

(6)	Includes shares held in the Kurt W. Gampp, Jr. Trust.

(7)	Includes 10,000 shares issuable to Mr. Guarch subject to options exercisable currently or within 60 days.

(8)	Includes shares held in the Hinshaw-Harrison Joint Revocable Living Trust. Ms. Hinshaw, in her capacity as trustee, possesses joint voting and investment power with respect to these shares. Also includes 10,000 shares issuable to Ms. Hinshaw subject to options exercisable currently or within 60 days.

(9)	Includes 50,000 shares issuable to Mr. Malis subject to options exercisable currently or within 60 days. Also includes 200,000 shares held in the Malis Family L.P., a limited partnership in which Jerry L. Malis is the general partner and possesses voting and investment power.
Item 13. Certain Relationships and Related Transactions
     Since the late 1960’s, the late Dr. Leonard Malis, one of Valley Forge’s former directors, on an individual basis has been a party to consulting and other agreements with Codman & Shurtleff, Inc., Valley Forge’s principal customer. Since 1983, Dr. Malis has been a party to an agreement with Codman under which Dr. Malis received royalty payments for the use of the Malis® trademark on certain products sold by Codman to end users, including products Valley Forge sold to Codman. Dr. Malis had developed passive hand instruments for Codman with no pecuniary benefits to Valley Forge. On October 22, 2004, Valley Forge entered into an option agreement with Dr. Malis under which Valley Forge was granted an option to acquire the Malis® trademark from Dr. Malis at any time over a period of five years. Valley Forge paid Dr. Malis $35,000 for the option and is required to pay an annual fee before each anniversary of the option agreement of $20,000 for each of the first two anniversaries and increasing to $60,000 before the fourth anniversary in order to continue the option in effect from year to year.
     On October 12, 2005, the Company exercised its option with respect to the Malis® trademark. We paid the estate of Dr. Leonard I. Malis $159,904 in cash and the remainder in a $3,997,600 promissory note which will be paid in twenty-five equal quarterly installments of $159,904. The promissory note is secured by a security interest in the trademark and our DualWave™ patents.
     For the years ended July 31, 2005, 2004 and 2003, Valley Forge paid legal fees in the amount of $237,633, $95,823 and $86,574, respectively plus out-of-pocket expenses, to a law firm in which a son-in-law of Jerry L. Malis is a partner.
     Valley Forge retained R.H. Dick & Company, Inc., an investment banker and business consulting company owned by Mr. Robert H. Dick, one of our directors, to perform investment banking and business consulting services. For the fiscal years ended 2004 and 2003, Valley Forge incurred consulting expenses from these services of $15,000 and $10,000, respectively, excluding the reimbursement of out-of-pocket expenses. The Company does not expect to engage this company during the fiscal year ending July 31, 2006.
     Commencing in fiscal 2005, Valley Forge engaged Mr. Bruce A. Murray, a director of Valley Forge to perform certain business consulting services and other operating duties. For the year ended July 31, 2005, he received consulting fees of $55,025 and a salary of $81,462, excluding reimbursement of out-of-pocket services. As of the completion of the merger, Mr. Murray is no longer a director of the Company and no longer performs consulting services or other operating duties for the Company.
Item 14. Principal Accountant Fees and Services
     The aggregate fees, including billed and estimated unbilled amounts applicable to Synergetics, Inc. and its subsidiaries for the years ended July 31, 2005 and 2004, of the Company’s principal accounting firm, McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc. were:

	Year Ended		Year Ended
	July 31, 2005		July 31, 2004

Audit Fees	$355,000	(a)	$0

Audit-Related Fees	0		0

Tax Fees	2,000	(b)	0

Other	0		0

(a)	“Audit Fees” applicable to fiscal year ended July 31, 2005 includes fees for assistance with and review of SEC filings and related documents, including two years of audits (audit of fiscal year ended July 31, 2005 and re-audit of fiscal year ended July 31, 2004) and for certain quarterly and other review services.

(b)	“Tax Fees” applicable to fiscal year ended July 31, 2005 are comprised of fees relating to income tax matters, planning and advice.
     Pursuant to the Audit Committee’s policy, all audit and permissible non-audit services provided by the independent auditors must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this policy. Consistent with the Audit Committee’s policy, all audit and permissible non-audit services provided by McGladrey & Pullen, LLP during the fiscal years ended July 31, 2005 and 2004 were pre-approved by the Audit Committee.
     In considering the nature of the services provided by the independent registered accountant, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent registered public accountant and Synergetics’ management to determine that they are permitted under the rules and regulations concerning auditors’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as rules of the American Institute of Certified Public Accountants.
     The Company has a standing Audit Committee comprised of three members: Ms. Juanita H. Hinshaw, Mr. Robert H. Dick and Mr. Lawrence C. Cardinale. The Board of Directors has determined that it has at least one “audit committee financial expert” serving on its Audit Committee as defined by Item 401(h) of Regulation S-K and as required of Nasdaq-listed companies, and that Ms. Hinshaw, one of our independent directors, qualifies as an audit committee financial expert.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this report.
1.	Financial Statements

The consolidated financial statements and supplemental schedule of Synergetics, Inc. and Subsidiaries, together with the report thereon of McGladrey & Pullen, LLP, are included following Item 15 of this report. See Index to Financial Statements and Financial Statement Schedules on Page F-1, herein.

The Unaudited Pro Forma Condensed Combined Financial Statements of Synergetics, Inc. and Valley Forge are included following Item 15 of this report. See Index to Financial Statements and Financial Statement Schedules on Page F-1, herein.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts.

3.	Exhibits

The exhibits required to be filed as part of this annual report on Form 10-K are listed in the attached Index to Exhibits.
(b)	The exhibits filed with this annual report on Form 10-K are listed in the attached Index to Exhibits.
(c)	None.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Audited Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Certified Public Accountants	F-3
Consolidated Balance Sheets as of July 31, 2005 and 2004	F-4
Consolidated Statements of Income for the years ended July 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Cash Flows for the years ended July 31, 2005, 2004 and 2003	F-7
Notes to Consolidated Financial Statements	F-8

Unaudited Pro Forma Condensed Combined Financial Statements
Introduction to Unaudited Pro Forma Condensed Combined Financial Statements	F-19
Pro Forma Condensed Combined Balance Sheet (Unaudited)	F-20
Notes to Unaudited Pro Forma Condensed Combined Balance Sheet	F-21
Pro Forma Condensed Combined Statement of Income (Unaudited)	F-23
Notes to Unaudited Pro Forma Condensed Combined Statement of Income	F-24

Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts	F-25

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Synergetics, Inc.
We have audited the accompanying consolidated balance sheets of Synergetics, Inc. and subsidiaries as of July 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergetics, Inc. and subsidiaries as of July 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

St. Louis, Missouri
September 21, 2005
McGladrey & Pullen LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

Report of Independent Certified Public Accountants
To the Board of Directors
Synergetics, Inc.
      We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Synergetics, Inc. and Subsidiaries for the year ended July 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Synergetics, Inc. and Subsidiaries for the year ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

September 26, 2003	Certified Public Accountants
St. Louis, Missouri

1034 S. Brentwood Blvd. Suite 1700 St. Louis, Missouri 63117 (314) 862-2070 Fax: (314) 862-1549	www.mppw.com	2500 Old Highway 94 South Suite 203 St. Charles, Missouri 63303 (636) 441-5800 Fax: (636) 922-3139

Synergetics, Inc. and Subsidiaries
Consolidated Balance Sheets
July 31, 2005 and 2004

	2005	2004

Assets
Current Assets
Cash and cash equivalents	$1,816,823	$1,540,042
Investment in trading securities	29,333	—
Accounts receivable, net of allowance for doubtful accounts 2005 $135,000; 2004 $40,000	3,344,214	2,694,073
Inventories	7,188,636	4,814,082
Prepaid expenses	220,903	253,525
Prepaid income taxes	—	85,960
Deferred income taxes	157,000	76,000
Other	—	99,537

Total current assets	12,756,909	9,563,219

Property and equipment, net	6,483,307	4,584,857

Intangible and other assets
Patents, net	451,556	325,938
Acquisition costs	394,452	—
Cash value of life insurance	29,545	—

	$20,115,769	$14,474,014

Liabilities and Stockholders’ Equity
Current Liabilities
Lines-of-credit	$235,000	$542,395
Current maturities of long-term debt	276,771	140,275
Current maturities of revenue bonds payable	248,750	132,250
Accounts payable	1,148,082	761,523
Accrued construction costs	613,469	—
Accrued expenses	1,135,217	1,268,876
Income taxes payable	311,684	16,406

Total current liabilities	3,968,973	2,861,725

Long-Term Liabilities
Long-term debt, less current maturities	1,250,939	499,419
Revenue bonds payable, less current maturities	4,388,542	2,336,417
Deferred income taxes	343,000	277,000
Deferred compensation	25,519	—

Total long-term liabilities	6,008,000	3,112,836

Total liabilities	9,976,973	5,974,561

Commitments and contingencies (Notes 7, 14 and 17)

Stockholders’ Equity
Common stock, $.01667 par value, 8,000,000 shares authorized; 3,542,111 and 3,496,702 shares issued, respectively; 3,456,773 and 3,411,364 shares outstanding, respectively	59,047	58,291
Additional paid-in capital	4,985,936	4,805,061
Retained earnings	5,401,816	3,944,104

	10,446,799	8,807,456
Less: Treasury stock, 85,338 shares, at cost	308,003	308,003

	10,138,796	8,499,453

	$20,115,769	$14,474,014

See Notes to Consolidated Financial Statements.

Synergetics, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended July 31, 2005, 2004 and 2003

	2005	2004	2003

Sales	$21,791,582	$16,887,378	$13,016,711
Cost of sales	8,288,884	6,514,120	4,482,875

Gross profit	13,502,698	10,373,258	8,533,836

Operating expenses
Research and development	857,798	796,916	563,267
Selling, general and administrative	10,261,627	7,886,014	6,104,434

	11,119,425	8,682,930	6,667,701

Operating income	2,383,273	1,690,328	1,866,135

Other income (expense)
Investment income	30,252	17,514	22,780
Interest expense	(215,590)	(196,143)	(156,650)
Loss on sale of equipment	—	(7,178)	(71,360)
Miscellaneous	(223)	9,654	(37,975)

	(185,561)	(176,153)	(243,205)

Income before provision for income taxes	2,197,712	1,514,175	1,622,930

Provision for income taxes	740,000	420,600	532,400

Net income	$1,457,712	$1,093,575	$1,090,530

Earnings per share:
Basic	$0.43	$0.32	$0.32

Diluted	$0.42	$0.32	$0.32

Basic weighted average common shares outstanding	3,424,030	3,401,184	3,383,041

Diluted weighted average common shares outstanding	3,443,000	3,413,866	3,392,746

See Notes to Consolidated Financial Statements.

Synergetics, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended July 31, 2005, 2004 and 2003

		Additional
	Common	paid-in	Retained	Treasury
	Stock	capital	earnings	stock	Total

Balance, July 31, 2002	$56,658	$4,415,185	$1,759,999	$(158,000)	$6,073,842
Issuance of 75,700 shares of common stock	1,262	300,446	—	—	301,708
Acquisition of 45,838 shares of treasury stock	—	—	—	(150,003)	(150,003)
Net income	—	—	1,090,530	—	1,090,530

Balance, July 31, 2003	57,920	4,715,631	2,850,529	(308,003)	7,316,077
Issuance of 22,200 shares of common stock	371	89,430	—	—	89,801
Net income	—	—	1,093,575	—	1,093,575

Balance, July 31, 2004	58,291	4,805,061	3,944,104	(308,003)	8,499,453
Issuance of 45,409 shares of common stock	756	180,875	—	—	181,631
Net income	—	—	1,457,712	—	1,457,712

Balance, July 31, 2005	$59,047	$4,985,936	$5,401,816	$(308,003)	$10,138,796

See Notes to Consolidated Financial Statements.

Synergetics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended July 31, 2005, 2004 and 2003

	2005	2004	2003

Cash Flows from Operating Activities
Net income	$1,457,712	$1,093,575	$1,090,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	510,503	394,427	341,679
Amortization	69,597	29,273	28,254
Provision for doubtful accounts receivable	123,798	7,510	—
Stock compensation	181,631	—	—
Loss on sale of equipment	—	7,178	71,360
Deferred income taxes	(15,000)	106,000	95,000
Change in assets and liabilities:
(Increase) decrease in:
Trading securities	(29,333)	—	—
Receivables	(773,939)	(668,420)	(413,770)
Inventories	(2,374,554)	(853,673)	(859,408)
Prepaid expenses	32,622	(73,605)	(24,350)
Prepaid income taxes	85,960	286,681	(372,641)
Other current assets	99,537	(29,710)	(3,390)
(Decrease) increase in:
Accounts payable	386,559	31,918	454,845
Accrued expenses	(133,659)	582,744	34,001
Deferred compensation	25,519	—	—
Income taxes payable	295,278	16,406	(362,469)

Net cash provided by (used in) operating activities	(57,769)	930,304	79,641

Cash Flows from Investing Activities
Purchase of property and equipment	(1,795,484)	(686,816)	(323,649)
Proceeds from sale of equipment	—	3,182	110,000
Acquisition of patents	(195,215)	(113,772)	(68,810)
Acquisition costs	(394,452)	—	—
Increase in cash value of life insurance	(29,545)	—	—

Net cash used in investing activities	(2,414,696)	(797,406)	(282,459)

Cash Flows from Financing Activities
Net borrowings on lines-of-credit, equipment	281,097	542,395	—
Proceeds from revenue bonds payable	2,330,000	—	201,078
Principal payments on revenue bonds payable	(161,375)	(132,250)	(44,083)
Proceeds from long-term debt	542,395	—	205,000
Principal payments on long-term debt	(242,871)	(142,174)	(51,581)
Principal payments on obligation under capital leases	—	—	(152,903)
Purchase of treasury stock	—	—	(150,003)
Proceeds from the issuance of common stock	—	89,801	301,708

Net cash provided by financing activities	2,749,246	357,772	309,216

Net increase in cash and cash equivalents	276,781	490,670	106,398

Cash and cash equivalents
Beginning	1,540,042	1,049,372	942,974

Ending	$1,816,823	$1,540,042	$1,049,372

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest (Capitalized as a part of property 2005 $67,818; 2004 and 2003 none)	$283,408	$186,164	$147,150
Income taxes	373,762	237,496	1,235,273

Supplemental Schedule of Noncash Investing and
Financing Activities
Property and equipment acquired in exchange for issuance of notes and revenue bonds payable	$—	$—	$2,899,470
Construction in progress financed by accounts payable	613,469	—	—
See Notes to Consolidated Financial Statements.

Synergetics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies
Nature of business: Synergetics, Inc. and Subsidiaries (the Company) is located in O’Fallon, Missouri, and is engaged in the manufacture and worldwide sale of microsurgical instruments for ophthalmic and neurological surgery. During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.
A summary of the Company’s significant accounting policies follows:
Use of estimates in the preparation of financial statements: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Principles of consolidation: The consolidated financial statements include the accounts of Synergetics, Inc. and its wholly owned subsidiary Synergetics Development Company, LLC, and an 83% owned subsidiary, Synergetics Laser, LLC. All significant intercompany accounts and transactions have been eliminated.
Cash and cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.
Investment in trading securities: Trading securities are held for resale in anticipation of short-term fluctuations in market prices. Trading securities, consisting primarily of actively traded equity and debt securities, are stated at fair value. Realized and unrealized gains and losses are included in investment income.
Accounts receivable: Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company generally does not charge interest on past-due amounts or require collateral on accounts receivable.
Concentration of credit risk: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.
Inventories: Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method.
Property and equipment: Property and equipment are depreciated over their estimated useful lives as follows:

Useful lives
Building and improvements	7-39
Machinery and equipment	5-7
Furniture and fixtures	5-7
Software	3-5
Patents: Patents are amortized to operations under the straight-line method over 15 years. Total amortization for the years ended July 31, 2005, 2004 and 2003 was $69,597, $29,273 and $28,254, respectively. Included in amortization expense for the year ended July 31, 2005, was approximately $20,000 for impairment of a specific patent. Amortization for the years ending July 31, 2006, 2007, 2008, 2009 and 2010 is estimated to approximate $40,000, $40,000, $37,000, $35,000 and $33,000, respectively.
Acquisition costs: Acquisition costs include professional fees incurred to July 31, 2005, in connection with the merger transaction that occurred in September 2005 as described in Note 17. Such costs are capitalized and accounted for as a long-term asset until allocated under purchase accounting requirements as of the merger date.
Impairment of long-lived assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated future undiscounted cash flows. Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell.

Synergetics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Significant Accounting Policies (Continued)
Deferred income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amount of notes and revenue bonds payable and long-term debt is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities.
Revenue recognition: The Company records revenue from product sales when the revenue is realized and the product is shipped from its facility. This includes satisfying the following criteria: the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed and determinable; delivery has occurred; and collectibility is reasonably ensured. Freight and shipping billed to customers is included in net sales, and the cost of shipping is included in cost of sales.
Product warranty: The Company provides a warranty against manufacturing and workmanship defects. Under the Company’s general terms and conditions of sale, liability during the warranty period (typically five years) is limited to repair or replacement of the defective item. The Company’s warranty cost is not material.
Advertising: The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $135,500, $141,000 and $77,800 for the years ended July 31, 2005, 2004 and 2003, respectively.
Royalties: The Company pays royalties to doctors and medical institutions for providing assistance in the design of various instruments and components. Royalties are paid quarterly based on the sales of the instrument or components. Royalty expense was approximately $405,000, $320,600 and $134,100 for the years ended July 31, 2005, 2004 and 2003, respectively.
Earnings per share: Basic earnings per share (EPS) data has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Diluted EPS data has been computed on the basis of the assumed conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase the net income per common share.
Stock compensation: Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), established financial accounting and reporting standards for stock-based compensation plans. The standard requires a fair (minimum) value-based method to determine the compensation costs of such plans. As allowed by the standard, the Company accounts for its stock-based employee compensation arrangements in accordance with the prior standard, Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees. The Company has adopted the disclosure only provisions of SFAS 123, which allows companies to disclose in notes to financial statements the pro forma compensation costs for stock-based employee compensation arrangements. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for the Company as of January 1, 2003. The Company has not elected a voluntary change in accounting to the fair value based method, and accordingly, the adoption of SFAS 148 did not have any impact on the Company’s results of operations or financial position.

Synergetics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Significant Accounting Policies (Continued)
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a proportionate basis over the options’ vesting periods. Had compensation cost for all of the stock-based compensation awards been determined based on the grant date fair values of awards (the method described in SFAS 123), reported net income would have been reduced to the pro forma amounts shown below:

	2005	2004	2003

Net income:
As reported	$1,457,712	$1,093,575	$1,090,530
Pro forma	1,448,153	1,082,809	1,083,063
Earnings per share:
As reported
Basic	0.43	0.32	0.32
Diluted	0.42	0.32	0.32
Pro forma
Basic	0.42	0.32	0.32
Diluted	0.42	0.32	0.32
Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. Total assets, total liabilities and net income were not affected.
Note 2. Inventories
Inventories as of July 31, 2005 and 2004, were as follows:

	2005	2004

Raw materials and component parts	$2,398,238	$1,170,205
Work in progress	1,295,976	1,096,115
Finished goods	3,494,422	2,547,762

	$7,188,636	$4,814,082

Note 3. Property and Equipment
Property and equipment as of July 31, 2005 and 2004, were as follows:

	2005	2004

Land	$729,753	$729,753
Building and improvements	2,568,612	2,562,027
Machinery and equipment	2,888,687	2,221,297
Furniture and fixtures	266,225	225,781
Software	39,734	29,199
Construction in progress	1,688,355	28,557

	8,181,366	5,796,614
Less accumulated depreciation	1,698,059	1,211,757

	$6,483,307	$4,584,857

Depreciation expense is included in both cost of sales and selling, general and administrative expenses.
The construction in progress was applicable to the construction of an approximate 27,000 square foot addition to the Company’s principal manufacturing and headquarters building, scheduled for completion in October 2005. Reference should be made to Note 14 regarding the estimated remaining commitment applicable thereto.
Note 4. Accrued Expenses
Accrued expenses as of July 31, 2005 and 2004, consisted of the following:

	2005	2004

Payroll, commissions and employee benefits	$401,684	$566,929
Royalties	134,077	271,977
Other	599,456	429,970

	$1,135,217	$1,268,876

Synergetics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Pledged Assets, Short and Long-Term Debt
Under a revolving credit facility, the Company may borrow up to $1,250,000 with interest at the bank’s prime lending rate less 0.25% (an effective rate of 6% as of July 31, 2005). Interest and principal are due in February 2006. Outstanding amounts are collateralized by Company receivables and inventories. As of July 31, 2005 and 2004, there were $235,000 and no borrowings against the line-of-credit, respectively.
During 2004, the Company entered into a revolving credit facility with a bank for the purchase of equipment. The Company may borrow up to $1,000,000 with interest at the bank’s prime lending rate (an effective rate of 6.25% as of July 31, 2005). Interest and principal were due on September 30, 2005. Subsequent thereto, the outstanding balance along with the balance on the first three notes listed below, were refinanced into one note with an effective rate of 6.25%. Reference should be made to Note 17 regarding the refinancing. Outstanding amounts are collateralized by Company equipment. As of July 31, 2005 and 2004, there were $588,492 and $542,395 borrowed against the line-of-credit.
Long-term debt as of July 31, 2005 and 2004, consisted of the following:

	2005	2004

Note payable to bank, due in monthly installments of $3,033 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due May 2007, collateralized by substantially all assets of the Company	$63,713	$100,109
Note payable to bank, due in monthly principal installments of $7,083 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due June 2008, collateralized by machinery and equipment	240,833	325,833
Note payable to bank, due in monthly principal installments of $11,300 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due September 2008, collateralized by machinery and equipment	440,696	—
Note payable to bank, due in monthly principal installments of $1,139 plus interest at prime rate plus 1% (an effective rate of 7.25% as of July 31, 2005), remaining balance due September 2007, collateralized by a second deed of trust	178,806	192,472
Note payable, due in monthly installments of $509 including interest at 4.9%, remaining balance due May 2008, collateralized by a vehicle	15,170	21,280

	939,218	639,694
Less current maturities	276,771	140,275

Long-term portion	$662,447	$499,419

Aggregate annual maturities required on long-term debt as of July 31, 2005, are as follows:

Year Ending July 31:	Amount

2006	$276,771
2007	267,692
2008	360,855
2009	33,900

$939,218

Synergetics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6. Revenue Bonds Payable
In September 2002, the Company issued $2,645,000 in Private Activity Revenue Bonds, Series 2002. The proceeds from the bond issue were used to provide financing for the construction of a building and equipment for use as a manufacturing facility located in O’Fallon, Missouri. The bond issue is collateralized by a first deed of trust. The Company signed a promissory note to a bank payable in monthly installments of interest only, commencing on October 1, 2002. Principal is payable on May 1, 2004, and on the first day of each month thereafter, in the amount of $11,021 until final payment on September 1, 2022. Interest is payable at 5.5% through September 1, 2009, and prime rate plus 0.5% thereafter. 2002 issue revenue bonds payable totaled $2,336,417 and $2,468,667 as of July 31, 2005 and 2004, respectively.
In December 2004, Synergetics Development Co., LLC issued $2,330,000 in Industrial Revenue Bonds, Series 2004. The proceeds from the bond issue were used to provide financing for a building expansion and the purchase of land and equipment located in O’Fallon, Missouri. The bond issue is collateralized by a first deed of trust. The Company signed a promissory note to a bank payable in monthly installments of interest only, commencing on February 1, 2005. Principal is payable on June 1, 2005, and on the first day of each month thereafter, in the amount of $9,708, until final payment on December 1, 2024. Interest is payable at 4.75% through December 1, 2011, and prime rate thereafter. 2004 issue revenue bonds payable totaled $2,300,875 and $0 as of July 31, 2005 and 2004, respectively.
Under the terms of the credit facility with the bank, the Company is required to comply with certain financial covenants, including a minimum debt coverage ratio.
Aggregate annual maturities required on bonds payable as of July 31, 2005, are as follows:

Year Ending July 31:	Amount

2006	$248,750
2007	248,750
2008	248,750
2009	248,750
2010	248,750
Thereafter	3,393,542

$4,637,292

Note 7. Operating Leases
Prior to construction of its operating facility, the Company leased another facility under an operating lease agreement that expired in December 2002. The Company leases equipment under operating leases that expire from May 2006 to April 2008.
The approximate minimum rental commitment under non-cancelable operating leases as of July 31, 2005, is due as follows:

Year Ending July 31:	Amount

2006	$39,800
2007	37,600
2008	30,800
2009	24,100
2010	24,100

$156,400

Rent expense incurred and charged to cost of sales and selling, general and administrative expenses was approximately $16,272, $22,900 and $94,600 for the years ended July 31, 2005, 2004 and 2003, respectively.

Synergetics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 8. Income Tax Matters
Synergetics, Inc. and its wholly-owned subsidiary file as a single entity for income tax reporting purposes. Synergetics, Inc.’s majority owned subsidiary files a separate return for income tax reporting purposes. The net deferred income tax amounts included in the accompanying consolidated balance sheets as of July 31, 2005 and 2004, include the following amounts as deferred income tax assets and liabilities:

	2005	2004

Deferred tax assets:
Accounts receivable	$54,000	$16,000
Inventories	59,000	31,000
Accrued liabilities	44,000	29,000

	157,000	76,000

Deferred tax liabilities:
Property and equipment	343,000	277,000

	$(186,000)	$(201,000)

The deferred tax amounts noted above have been classified on the accompanying consolidated balance sheets as of July 31, 2005 and 2004, as follows:

	2005	2004

Current assets	$157,000	$76,000
Long-term liabilities	(343,000)	(277,000)

	$(186,000)	$(201,000)

The provision for income taxes for the years ended July 31, 2005, 2004 and 2003, consisted of the following:

	2005	2004	2003

Currently payable	$755,000	$314,600	$437,400
Deferred	(15,000)	106,000	95,000

	$740,000	$420,600	$532,400

Reconciliation of the Company’s income tax at the statutory rate to the Company’s effective rate is as follows:

	2005	2004	2003

Computed at the statutory rate	34.0%	34.0%	34.0%
State taxes net of federal tax benefit	8.2	3.8	8.2
Extraterritorial income exclusion	(4.0)	(4.0)	(1.2)
Research and development	(6.9)	(8.8)	(5.6)
Other	2.4	2.8	(2.5)

	33.7%	27.8%	32.9%

Note 9. Employee Benefit Plan
The Company has a 401(k) savings plan, which covers employees who have attained the age of eighteen and who have been credited with at least one year of service. Company contributions are made at the discretion of the Board of Directors. There were no Company matching contributions to the 401(k) savings plan for the years ended July 31, 2005, 2004 and 2003.

Synergetics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 10. Stockholders’ Equity
During the year ended July 31, 2005, the Company issued 45,409 shares of common stock to employees and directors at prices ranging from $4 to $5 per share.
During the year ended July 31, 2004, the Company issued 22,200 shares of common stock to employees and directors at prices ranging from $4 to $5 per share.
During the year ended July 31, 2003, the Company issued 57,500 shares of common stock at $4 per share in connection with stock options granted from the debenture bond conversion in 2002. The Company also issued 18,200 shares of common stock to an employee/stockholder at $4 per share. In addition, the Company purchased 45,838 shares of its own common stock from former and current shareholders for a total of $150,003, all of which is being held as treasury stock.
On December 22, 1998, the Company filed an amended and restated Articles of Incorporation decreasing the par value of the 8,000,000 shares of common stock it is authorized to issue from $0.03 1/3 to $0.01 2/3. The holders of common stock have no preemptive rights and the common stock has no redemption, sinking fund or conversion provisions. Each share of common stock is entitled to one vote on any matter submitted to the holders and to equal rights in the assets of the Company upon liquidation. All of the outstanding shares of common stock are fully paid and nonassessable.
Note 11. Stock Based Compensation Plans
The Company grants stock based compensation awards, which may be granted in various forms, including options, restricted stock and common stock. The awarding of stock based compensation is administered by the Compensation Committee of the Board of Directors. The primary purpose of the awards is to provide additional performance and retention incentives to directors, officers and other key employees from time to time. The Company has not recognized compensation expense for its stock based compensation awards.
For the purposes of the pro forma disclosures included in Note 1, the fair value of each award granted was estimated at the date of grant using the minimum value method with the following assumptions for grants: risk-free interest rate of 3%; dividend rate of 0%; volatility factor of 0% and a weighted average life of the awards of 5 or 10 years.
A summary of the status of the fixed awards at July 31, 2005, 2004 and 2003, and changes during the years ended on those dates is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of year	33,916	$2.33	19,916	$1.46	12,666	$1.89
Granted	24,584	4.00	14,000	3.57	7,250	0.69
Exercised	—	—	—	—	—	—
Expired	—	—	—	—	—	—

Outstanding at end of year	58,500	3.03	33,916	2.33	19,916	1.46

Exercisable at end of year	21,666		9,166		—

Weighted-average fair value per award of awards granted during the year	$2.97		$2.22		$2.84

Synergetics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 11. Stock Based Compensation Plans (Continued)
A further summary about awards outstanding at July 31, 2005, was as follows:

	Options and Restricted Stock Outstanding
		Weighted-average
	Number	remaining	Number
Range of Exercise Price	outstanding	contractual life	exercisable

$ —	15,416	1.3 years	9,166
$4.00	13,500	6.8 years	12,500
$5.00	29,584	8.1 years	—
Note 12. Research and Development Costs
Research and development costs related to both future and present products are charged to operations as incurred. The Company incurred approximately $858,000, $797,000 and $563,000 of research and development costs during the years ended July 31, 2005, 2004 and 2003, respectively.
Note 13. Enterprise-Wide Disclosures
Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment. Information about the Company’s groups of products within its one segment is presented below:

	Years Ended July 31,
	2005	2004	2003

Ophthalmic	$17,752,231	$14,061,273	$11,899,812
Neurosurgery	4,039,351	2,826,105	1,116,899

	$21,791,582	$16,887,378	$13,016,711

The following table presents information about the Company’s revenue attributed to countries based on the location of the customer:

	Years Ended July 31,
	2005	2004	2003

United States	$16,383,432	$13,462,161	$10,395,227
International	5,408,150	3,425,217	2,621,484

	$21,791,582	$16,887,378	$13,016,711

There are no long-lived assets outside of the United States.
Note 14. Commitments and Contingencies
The estimated remaining commitment applicable to construction in progress as described in Note 3, to be incurred subsequent to July 31, 2005, was approximately $875,000.
Various claims, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the accompanying financial statements.
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

Synergetics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 15. Quarterly Financial Data (Unaudited)

Quarters Ended	July 31, 2005	April 29, 2005	January 31, 2005	October 28, 2004

Net Sales	$5,719,939	$5,750,074	$5,346,962	$4,974,607
Gross Profit	3,326,914	3,529,413	3,366,955	3,279,416

Income from Operations	323,952	710,902	706,771	641,648

Net Income	275,614	387,278	423,597	371,223

Earnings per Share
Basic	$0.08	$0.11	$0.12	$0.11
Diluted	$0.08	$0.11	$0.12	$0.11
Basic weighted average common shares outstanding	3,456,773	3,456,773	3,411,364	3,411,364
Diluted weighted average common shares outstanding	3,437,803	3,444,092	3,424,045	3,424,045
Note 16. Recent Accounting Pronouncements
FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity: In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the statement of income. Prior to the application of SFAS 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The FASB has delayed indefinitely the effective date of Statement No. 150.
The Company does not expect the application of Statement No. 150 to have a material effect on the accompanying financial statements.
FASB Statement No. 151, Inventory Costs: In November 2004, the FASB issued Statement No. 151, Inventory Costs (SFAS 151). This Statement clarifies the accounting for abnormal amounts of idle facility costs, handling costs and wasted materials. The Statement requires that those items be recognized as current-period charges under all circumstances and that the allocation of fixed production overhead to inventory be based on normal production capacities. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect the application of SFAS 151 to have a material impact on its financial statements.
FASB Statement No. 153, Exchange of Nonmonetary Assets: In December 2004, the FASB issued Statement No. 153, Exchange of Nonmonetary Assets (SFAS 153). This Statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The Company does not expect the application of SFAS 153 to have a material effect on its financial statements.

Synergetics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 16. Recent Accounting Pronouncements (Continued)
FASB Statement No. 123 (revised 2004), Share-Based Payment: In December 2004, the Financial Accounting Standards Board (FASB) published FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R) or the Statement). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.
The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.
As a result of completion of the merger described in Note 17, the Company was required to apply SFAS 123(R) as of August 1, 2005.
SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of SFAS 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of SFAS 123.
Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. The impact of this Statement on the Company in fiscal year ending July 31, 2006, and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs for the Company have been calculated using the minimum value method and are not indicative of amounts which should be expected in future years. The Company intends to use the Black-Scholes option-pricing model for future awards.
Note 17. Subsequent Events
On September 21, 2005, Synergetics, Inc. merged with and into VFSC Acquisition Corporation and became a wholly-owned subsidiary of Valley Forge Scientific Corp. (“Valley Forge”). Pursuant to the terms of the merger agreement, stockholders of Synergetics common stock received, in the aggregate, 15,973,912 shares of Valley Forge common stock, or 4.59 Valley Forge shares for each share of Synergetics. Synergetics’ former private stockholders own approximately 66% of Valley Forge’s outstanding common stock. In the opinion of management of Synergetics and Valley Forge, the merger will provide substantial strategic and financial benefits to the stockholders of both companies. The reverse merger will be accounted for as a purchase business combination with Synergetics deemed the accounting acquirer and Valley Forge’s assets acquired and liabilities assumed recorded at fair value. The aggregate purchase price applicable to the approximate 7.9 million shares of common stock and stock options of Valley Forge outstanding on May 2, 2005, is estimated to approximate $18.6 million, inclusive of transaction costs.
On September 22, 2005, Valley Forge reincorporated from a Pennsylvania corporation to a Delaware corporation and changed its name to Synergetics USA, Inc.

Synergetics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 17. Subsequent Events (Continued)
On September 20, 2005, a federal grand jury found that two ex-employees (defendants) intentionally interfered with the Company’s business relationships, misappropriated trade secrets, breached confidentiality agreements and breached fiduciary duties, including the duty of loyalty. The jury awarded the Company approximately $1,759,000 in actual damages and punitive damages of approximately $586,000. Currently, the defendants have petioned the court to reduce the amount of the verdict and further appeals may be forthcoming. The Company will recognize revenue from this jury verdict once the amount is established and it is determined that it is realizable. The Company incurred approximately $250,000 in legal fees during the year ended July 31, 2005, in connection with this case, which is reported as a component of selling, general and administrative expenses in the accompanying statement of income. Additional legal fees of approximately $400,000 were incurred subsequent to fiscal year end from August 2005 to the approximate date of the jury verdict.
During October 2005, the Company signed a loan agreement and refinanced the outstanding balance on the revolving credit facility along with three specific bank notes described in Note 5 under one new bank note. The new note terms require principal payments of $39,642 plus interest at an effective interest rate of 6.75% with final payment due on September 30, 2008. In addition, the Company has entered into a new revolving line-of-credit facility for $1,000,000 with an effective interest rate of 6.75%. This line-of-credit note will expire on September 30, 2006.

UNAUDITED PRO FORMA
CONDENSED COMBINED FINANCIAL STATEMENTS
      On September 21, 2005, Synergetics, Inc. merged with and into Synergetics Acquisition Corporation and became a wholly owned subsidiary of Valley Forge Scientific Corp. (“Valley Forge”) pursuant to the terms of the merger agreement dated May 2, 2005, in a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States. Subsequently, Valley Forge reincorporated from a Pennsylvania corporation to a Delaware Corporation and changed its name to Synergetics USA, Inc. Reference should be made to the accompanying Notes to the Unaudited Pro Forma Condensed Combined Balance Sheet for a description of a summary of the accounting for the merger.
      As noted above, the merger will be accounted for using the purchase method of accounting. Accordingly, the pro forma adjustments are based on certain assumptions and estimates regarding the fair value of assets acquired and liabilities assumed and the amount of goodwill that will arise from the merger, and the period over which such purchase accounting adjustments will be amortized. The amount of goodwill to be recorded as of the merger date represents the best estimates of the fair value of Valley Forge on the date the merger was announced, adjusted for the fair value of assets and liabilities assumed based on information available as of the date hereof, as well as all merger and related costs. The actual goodwill arising from the acquisition will be based on the difference between the cost and the fair value of the assets and liabilities on September 21, 2005 and adjusted for all charges pertaining to the merger. No assurance can be given that actual goodwill will not be more or less than the estimated amount reflected in the pro forma financial statements.
      The unaudited pro forma condensed combined financial information is based on a number of other assumptions and estimates, and is subject to a number of uncertainties, relating to the merger and related matters, including among other things, estimates, assumptions and uncertainties regarding (i) the amount of accruals for direct acquisition costs and the amount of expenses associated with settlement of existing contracts, severance pay and other costs relating to the merger, (ii) as noted above, the actual amount of goodwill which will result from the merger and (iii) the fair values of certain assets and liabilities which are sensitive to assumptions and market conditions. Accordingly, the unaudited pro forma condensed combined financial information does not purport to be indicative of the actual results of operations or financial condition that would have been achieved had the merger in fact occurred on the dates indicated, nor does it purport to be indicative of the results of operations or financial condition that may be achieved in the future.
      The following unaudited pro forma condensed financial statements with respect to Synergetics, Inc. and its subsidiaries and Valley Forge and its subsidiary include historical financial data based on their historical consolidated financial statements included in our filings with Securities and Exchange Commission. The historical consolidated financial statements used for Synergetics, Inc. were their audited year-end July 31, 2005. The historical consolidated financial statements used for Valley Forge were their unaudited twelve months ended June 30, 2005. Set forth below are the unaudited pro forma financial statements:
•	the unaudited pro forma condensed combined balance sheet assuming the merger between Valley Forge and Synergetics occurred as of the balance sheet dates presented; and

•	the unaudited pro forma condensed combined statement of income for the year ended July 31, 2005, for Synergetics, Inc. and for the year ended June 30, 2005, for Valley Forge (which was derived by taking the year ended September 30, 2004 less the nine months ended June 30, 2004 and adding the nine months ended June 30, 2005), assuming the merger between Synergetics and Valley Forge occurred as of the beginning of the periods presented.
      The unaudited pro forma condensed combined financial statements are presented for information purposes only, are based on certain assumptions that we believe are reasonable and do not purport to represent our financial condition nor results of our operations had the merger occurred on or as of the dates noted above or to project results for any future date or period. In the opinion of management, all adjustments have been made that are needed to present fairly the unaudited pro forma condensed combined financial information.
      The unaudited pro form condensed financial information should be read in conjunction with the audited consolidated financial statements and related attached notes, included elsewhere in this Form 10-K, and the information set forth in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” beginning on page 28.

Unaudited Pro Forma Condensed Combined Balance Sheet

	Synergetics, Inc.	Valley Forge
	and	Scientific Corp.
	Subsidiaries	and Subsidiary	Pro Forma		Pro Forma
	July 31, 2005	June 30, 2005	Adjustments		Combined
ASSETS

Cash and cash equivalents	$1,816,823	$2,386,742			$4,203,565
Investment in trading securities	29,333				29,333
Accounts receivable	3,344,214	941,778			4,285,992
Inventories	7,188,636	792,385	50,000	c	8,031,021
Other current assets	377,903	210,852			588,755

Total current assets	12,756,909	4,331,757	50,000		17,138,666

Property and equipment	6,483,307	221,101			6,704,408
Other assets		49,659			49,659
Goodwill		153,616	(153,616)	b	10,169,216
			10,169,216	h
Intangible and other assets	481,101	187,875	5,788,000	d	11,176,976
			4,475,000	f
			245,000	g
Acquisition costs	394,452		(394,452)	i

Total assets	$20,115,769	$4,944,008	$20,179,148		$45,238,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current maturities of notes and revenue bonds payable	$525,521	$	$457,608	e	$983,129
Lines-of-credit	235,000				235,000
Accounts payable, accrued expenses and income taxes payable	3,208,452	479,603			3,688,055

Total current liabilities	3,968,973	479,603	457,608		4,906,184

Long-term liabilities, excluding deferred taxes	5,665,000	0	2,930,392	e	8,595,392

Deferred income taxes	343,000	15,313	2,667,240	j	3,025,553

Stockholders’ equity:
Common stock	59,047	3,589,130	(3,589,130)	k	23,888
			(35,159)	m
Additional paid-in capital	4,985,936		18,300,156	n	23,286,092
Retained earnings	5,401,816	859,962	(859,962)	k	5,401,816
Treasury stock	(308,003)		308,003	l	—

Total stockholders’ equity	10,138,796	4,449,092	14,123,908		28,711,796

Total liabilities and stockholders’ equity	$20,115,769	$4,944,008	$20,179,148		$45,238,925

See Notes to Unaudited Pro Forma Condensed Combined Balance Sheet.

Notes to Unaudited Pro Forma Condensed Combined Balance Sheet
     On September 21, 2005, Synergetics, Inc. merged with and into Synergetics Acquisition Corporation and became a wholly-owned subsidiary of Valley Forge pursuant to the terms of the merger agreement dated May 2, 2005, for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States. Subsequently, Valley Forge reincorporated from a Pennsylvania corporation to a Delaware corporation and changed its name to Synergetics USA, Inc. Pursuant to the merger agreement, Valley Forge issued 15,973,912 shares of its common stock for all of Synergetics, Inc. outstanding shares of common stock. For accounting purposes, the merger is considered a reverse acquisition application of the purchase method of accounting by Valley Forge, under which Synergetics, Inc. is considered to be acquiring Valley Forge. Accordingly, the purchase price is allocated among the fair values of the assets and liabilities of Valley Forge, while the historical results of Synergetics, Inc. are reflected in the results of the combined company. The approximate 7.9 million shares of Valley Forge common stock outstanding at the date of the merger agreement, and the outstanding Valley Forge options, are considered as the basis for determining the consideration in the reverse merger transaction. Based on the outstanding shares of Synergetics, Inc. common stock at the closing date, each share of Synergetics, Inc. common stock was exchanged for 4.59 shares of newly issued Synergetics USA, Inc. common stock.
     In addition, each Synergetics, Inc. stock option that was outstanding on the closing date was converted to Valley Forge options by multiplying the Synergetics, Inc. options by the same ratio described above. The new exercise price will also be determined by dividing the old exercise price by the same ratio. Each of these options will be subject to the same terms and conditions that were in effect for the related Synergetics, Inc. options. Former Synergetics, Inc. shareholders own 15,973,912 shares of common stock of Valley Forge, or approximately 66%, of the fully diluted capitalization of the combined company immediately following the merger.
     The unaudited pro forma condensed combined financial statements reflect the merger of Synergetics, Inc. with Valley Forge as a reverse merger wherein Synergetics, Inc. is deemed to be the acquiring entity from an accounting perspective. Under the purchase method of accounting, Valley Forge’s approximate 7.9 million outstanding shares of common stock and its stock options were valued using the average closing price for its common stock of $2.16 per share for the two days prior to through the two days subsequent to the merger transaction announcement date of May 3, 2005. The fair value of the Valley Forge outstanding stock options were determined using the Black Scholes option pricing model. The estimated consideration is as follows:

Issuance of Valley Forge shares (approximately 7.9 million shares at $2.16)	$17,125,000
Estimated fair value of stock options (Risk-free interest rate of 4.00%, 0% dividend yield, 79.70% volatility factor of the expected market price of Valley Forge’s common stock and 10 year expected life of option)	748,000
Estimated transaction costs	700,000

$18,573,000

The consideration was allocated as follows:

(a) Valley Forge historical carrying value of net assets	$4,449,092
(b) Elimination of Valley Forge’s historical goodwill	(153,616)
(c) Adjust inventory to market value	50,000
(d) Estimated fair value of trademark, intangible	5,788,000
(e) Note payable in conjunction with the exercise of option to acquire rights to trademark	(3,388,000)
(f) Estimated fair value of proprietary technology, intangible	4,475,000
(g) Estimated fair value of Stryker minimum purchase obligation	245,000
(h) Estimated goodwill	10,169,216
(i) Reclassification of acquisition costs to goodwill	(394,452)
(j) Estimated deferred income taxes, net	(2,667,240)

$18,573,000

Additional notes regarding stockholders’ equity adjustments:

(k) Elimination of Valley Forge’s no par value common stock and retained earnings.
(l) Elimination of Synergetics, Inc. treasury stock as is contemplated in the merger agreement.
(m) Establishing par value of $0.001 on estimated outstanding stock of 23,887,624 shares.
(n) Establishing fair value of Valley Forge’s stock on date of the merger.

     The final determination of the purchase price allocation will be based on the fair values of the assets and the fair value of the liabilities assumed at the date of the closing of the merger. The purchase price will remain preliminary until Synergetics USA, Inc. is able to finalize its valuation of significant intangible assets acquired and adjust the fair value of the other assets and liabilities acquired. The final determination of the purchase price allocation is expected to be completed as soon as practicable after the date of the closing of the merger. The final amounts allocated to assets and liabilities acquired could differ significantly from the amounts presented in the unaudited pro forma condensed combined balance sheet and related notes. Synergetics USA, Inc.’s long-lived assets will be subject to a recoverability test under the applicable accounting rules.
     We are in the process of completing an assessment of the fair market value of the assets and liabilities of Valley Forge and the related business integration plans. We expect that the final purchase price allocation will include adjustments to the fair values of depreciable tangible assets, identifiable intangible assets (some of which may have indefinite lives) and liabilities. Our preliminary estimate of the fair value of the identifiable intangible assets other than goodwill is approximately $10,508,000. The fair value of the Malis® trademark was estimated at $5,788,000. We utilized the relief from royalty method in valuing the Malis® trademark. This valuation methodology is based on the view that a user of an intangible assets, in the absence of the ownership of such intangible asset, would be willing to pay a royalty in order to realize the economic benefits associated with that intangible asset. This method entails determining the present value of these royalty savings associated with ownership or possession of the trademark. The life of a trademark is inextricably related to the life of the product bearing the mark or name, or to the life of the business entity owning the trademark. We intend to use the trademark indefinitely; and therefore, its useful life is not limited to that of any specific product. The trademark constitutes an indefinite-lived intangible that will be used in perpetuity.
     On October 12, 2005, we exercised our option with respect to the Malis® trademark. We paid the estate of Dr. Leonard I. Malis $159,904 in cash and the remainder in a $3,997,600 promissory note which will be paid in twenty-five equal quarterly installments of $159,904, which is secured by a security interest in the trademark and certain other Valley Forge patents. In determining the present value of the trademark option payments to Dr. Malis’ estate, we have utilized the return on a Moody’s Baa rated bond of 6% as an approximation of the discount rate. This approximation of the discount rate is consistent with potential financing for companies with strong balance sheets and little to no financial leverage.
     The core technology being acquired by Synergetics as a result of the merger is Valley Forge’s electronic technology, which is referred to under the tradename DualWaveTM. This technology forms the basis for all of Valley Forge’s generator products and is expected to form the basis of future generator products. Portions of this technology are subject to patents or patent applications. The estimated fair value of the DualWaveTM technology, $4,475,000, was determined under the income approach, which requires the estimation of future income realized through future sales of Valley Forge’s products based on the proprietary technology and the conversion of that income into an estimation of value. The products embodying the technology are divided into two categories based on their expected remaining lives. The new products (the multifunctional bipolar generator and the lesion generator) were estimated to have a useful life of 15 years based on Valley Forge’s past experience and belief that is DualWaveTM technology has a competitive advantage in the marketplace and, accordingly, a longer period before product obsolescence. Valley Forge’s existing generator products, which are currently being sold under the Codman distribution agreement, were estimated to have a useful life of 7 years, representing approximately one-half of their entire useful life.
     No other Valley Forge technology was determined to be material or capable of being valued. Accordingly, the pro forma financial statements do not reflect any other intangible assets for Valley Forge’s proprietary technology.
     In addition, approximately $245,000 has been allocated to the Stryker minimum purchase guarantee whose remaining life is 3 years.

Unaudited Pro Forma Condensed Combined Statement of Income

				Synergetics and
	Synergetics, Inc.	Valley Forge Scientific Corp.		Valley Forge
	and Subsidiaires	and Subsidiary		Twelve Months
	Twelve Months	Nine Months	Three Months	Combined
	Ended	Ended	Ended	Before
	July 31,	June 30,	September 30,	Pro Forma	Pro Forma		Pro Forma
	2005	2005	2004(h)	Adjustments	Adjustments		Combined

Sales	$21,791,582	$4,926,387	$1,149,810	$27,867,779			$27,867,779
Cost of sales	8,288,884	2,221,128	627,068	11,137,080	50,000	a	11,187,080

Gross profit	13,502,698	2,705,259	522,742	16,730,699	(50,000)		16,680,699

Operating expenses

Selling, general and administrative	10,261,627	1,996,153	437,254	12,695,034	(518,965)	b	12,614,584
					356,848	c
					81,667	d
Research and development	857,798	454,752	152,625	1,465,175			1,465,175

	11,119,425	2,450,905	589,879	14,160,209	(80,450)		14,079,759

Operating income	2,383,273	254,354	(67,137)	2,570,490	30,450		2,600,940
Other income (expense), net	(185,561)	(10,205)	6,124	(189,642)	(182,008)	e	(371,650)

Pre-tax income	2,197,712	244,149	(61,013)	2,380,848	(151,558)		2,229,290
Provision for income taxes	740,000	105,083	(26,869)	818,214	(51,199)	f	767,015

Net income	$1,457,712	$139,066	$(34,144)	$1,562,634	$(100,359)		$1,462,275

Earnings per share:
Basic	$0.43	$0.02	$(0.00)				$0.06
Diluted	$0.42	$0.02	$(0.00)				$0.06
Basic weighted average shares	3,424,030	7,915,558	7,913,712				23,889,470	g
Diluted weighted average shares	3,443,000	8,000,895	7,973,624				23,974,807	g
See Notes to Unaudited Pro Forma Condensed Combined Statements of Income

Notes to Unaudited Pro Forma Condensed Statements of Income
Reference should be made to the accompanying Notes to Unaudited Pro Forma Condensed Combined Balance Sheet for a description of a summary of the accounting for the merger.
a)	To record $50,000 for the annual period of additional cost of goods resulting from the adjustment to Valley Forge’s inventories based on the adjustment of such assets to fair value as discussed in Note (c) of the Notes to the Unaudited Pro Forma Condensed Consolidated Balance Sheet. We have assumed a six month life for the finished goods inventories.

b)	To eliminate Valley Forge’s one-time merger related professional fees as these would have not been expensed once the purchase price allocation is complete.

c)	To record $356,848 for the annual period of amortization expense resulting from the adjustment to Valley Forge’s proprietary technology based on the adjustment of such assets to fair value as discussed in Note (a) of the Notes to the Unaudited Pro Forma Condensed Consolidated Balance Sheet. For purposes of amortization expense recorded above, we have allocated $4,475,000 to proprietary technology and we have assumed an estimated remaining useful life of 7 to 15 years.

d)	To record $81,667 for the annual period of amortization expense resulting from the adjustment to Valley Forge’s contractual minimum purchase obligation from Stryker. For purposes of the amortization expense recorded above, we have allocation $245,000 to this guarantee and we have assumed a 3 year useful life.

e)	To record interest expense on the note payable (at an 6% imputed interest rate) assumed in conjunction with the exercise of the operation agreement with respect to the Malis® trademark.

f)	Represent the aggregate pro forma statutory tax effect (33.8% for the annual period) of notes a-e above. These rates are the combined effective tax rate for Synergetics, Inc. and Valley Forge prior to the pro forma adjustments.

g)	Represents the addition of the 15,973,912 shares of Valley Forge common stock issued to Synergetics shareholders pursuant to the merger agreement. The reconciliation is as follows:

Annual
Basic:
Valley Forge’s weighted average common shares	7,915,558
Merger consideration	15,973,912

23,889,470

Diluted:
Valley Forge’s weighted average common shares	8,000,895
Merger consideration	15,973,912

23,974,807

h)	Derived from the year ended September 30, 2004 less nine months ended June 30, 2004 to derive the three months ended September 30, 2004 as follows:

	Valley Forge Scientific Corp. and Subsidiary
		Nine Months	Three Months
	Year Ended	Ended	Ended
	September 30,	June 30,	September 30,
	2004	2004	2004

Sales	$4,756,439	$3,606,629	$1,149,810
Cost of sales	2,316,304	1,689,236	627,068

Gross Profit	2,440,135	1,917,393	522,742

Operating expenses:
Selling, general and administrative	1,753,794	1,316,540	437,254
Research and development	508,287	355,662	152,625

	2,262,081	1,672,202	589,879

Operating income (loss)	178,054	245,191	(67,137)
Other income (expense), net	23,030	16,906	6,124

Pre-tax income (loss)	201,084	262,097	(61,013)
Provision for income taxes	89,664	116,533	(26,869)

Net income (loss)	$111,420	$145,564	$(34,144)

Synergetics, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to	Charged to
	Beginning of	Cost and	Other	Deductions	Balance at End
Classifications	Year	Expenses	Accounts	from Reserves*	of Year
Year ended July 31, 2003
Allowance for Doubtful Accounts	$40,000	$—	$—	$—	$40,000
Year ended July 31, 2004
Allowance for Doubtful Accounts	$40,000	$7,510	$—	$(7,510)	$40,000
Year ended July 31, 2005
Allowance for Doubtful Accounts	$40,000	$123,798	$—	$(28,798)	$135,000

*	Adjustments represent write-offs of uncollectible accounts receivable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synergetics USA, Inc.

(registrant)

October 31, 2005

/s/ Pamela G. Boone

Pamela G. Boone, Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 31, 2005

/s/ Gregg D. Scheller

Gregg D. Scheller, President and Chief Executive Officer (Principal Executive Officer) and Director

October 31, 2005	/s/ Pamela G. Boone

Pamela G. Boone, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

October 31, 2005	/s/ Lawrence C. Cardinale

Lawrence C. Cardinale, Director

October 31, 2005

Robert H. Dick, Director

October 31, 2005	/s/ Kurt W. Gampp, Jr.

Kurt W. Gampp, Jr., Director

October 31, 2005	/s/ Guy Guarch

Guy Guarch, Director

October 31, 2005	/s/ Juanita H. Hinshaw

Juanita H. Hinshaw, Director

October 31, 2005	/s/ Jerry L. Malis

Jerry L. Malis, Director

Index to Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and among Valley Forge Scientific Corp. (“Valley Forge”), Synergetics Acquisition Corporation and Synergetics, Inc. dated May 2, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference.)

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Valley Forge, Synergetics Acquisition Corporation and Synergetics, Inc. dated June 2, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on June 3, 2005 and incorporated herein by reference.)

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among Valley Forge, Synergetics Acquisition Corporation and Synergetics, Inc. dated July 15, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.)

2.4	Agreement and Plan of Reincorporation Merger, dated as of September 22, 2005, between Valley Forge and VFSC Delaware, Inc. (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

4.1	Form of common stock certificate of the Registrant. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

10.1	Valley Forge Scientific Corp. Amended and Restated 2001 Stock Plan. (Filed as Annex C the registrant’s Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)

10.2	Valley Forge Scientific Corp. 2000 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 4.3 to Valley Forge’s Registration Statement on Form S-8, Registration No. 333-72134 and incorporated herein by reference.)

10.3	Valley Forge Scientific Corp. 1988 Non-Qualified Employee Stock Option Plan, as amended. (Filed as Exhibit 10.1 to Valley Forge’s Registration Statement on Form S-8, Registration No. 333-63637 and incorporated herein by reference).

10.4	Valley Forge Scientific Corp. 2005 Non-Employee Directors’ Stock Option Plan. (Filed as Annex D to the Registrant’s Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)

Exhibit
Number	Description

10.5	401(k) and Profit-Sharing Plan. (Filed as Exhibit 10(x) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference.)

10.6	Employment Agreement, dated as of September 21, 2005, between Valley Forge and Gregg D. Scheller. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

10.7	Employment Agreement, dated as of September 21, 2005, between Valley Forge and Jerry L. Malis. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

10.8	Employment Agreement, dated as of September 21, 2005, between Valley Forge and Kurt W. Gampp, Jr. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

10.9	Shareholders’ Agreement, dated as of September 21, 2005, between Valley Forge and each of Gregg D. Scheller, Donna M. Scheller, Kurt W. Gampp, Jr., Jerry L. Malis and the Leonard Malis and Ruth Malis Family Limited Partnership, individually and/or through revocable trusts or family partnerships. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and referenced in the Registrant’s Current Report on Form 8-K filed on October 18, 2005 and incorporated herein by reference.)

10.10	Assignment of Know-How Agreement, dated June 30, 1989. (Filed as Exhibit 10(I) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference.)

10.11	Assignment of Patents — Bipolar Electrosurgical Systems, June 30, 1989. (Filed as Exhibit 10(h) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)

10.12	Assignment of Patents — Binocular Magnification System, June 30, 1989. (Filed as Exhibit 10(i) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)

10.13	Assignment of Malis® trademark, dated June 30, 1989. (Filed as Exhibit 10(j) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)

10.14	Option Agreement for Malis® Trademark with Leonard I. Malis dated October 22, 2004. (Filed as Exhibit 10.14 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)

10.15	Promissory Note from the Company and Synergetics IP, Inc. to the Estate of Dr. Leonard I. Malis dated October 12, 2005 in the Principal Amount of $3,997,600. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2005 and incorporated herein by reference.)

10.16	Promissory Note from Jerry L. Malis to Valley Forge. (Filed as Exhibit 10(k) to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference.)

10.17	Promissory Note from Jerry L. Malis to Valley Forge. (Filed as Exhibit 10(p) to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 1998 and incorporated herein by reference.)

10.18	Commercial Lease Agreement between GMM Associates and Valley Forge dated July 1, 1995. (Filed as Exhibit 10(p) to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.)

10.19	Addendum to Commercial Lease Agreement between Valley Forge and GMM Associates dated as of July 1, 2000. (Filed as Exhibit 10.2 to Valley Forge’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.)

10.20	Agreement with Codman & Shurtleff, Inc. dated October 15, 2004. (Filed as Exhibit 10.12 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)

Exhibit
Number	Description

10.21	Amendment No. 1 to the Agreement dated as of October 1, 2004 between Valley Forge and Codman & Shurtleff, Inc. (Filed as Exhibit 10(a) to Valley Forge’s Current Report on Form 8-K filed on March 16, 2005 and incorporated herein by reference.)

10.22	Supply and Distribution Agreement with Stryker Corporation dated October 25, 2004. (Filed as Exhibit 10.13 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)

10.23	Agreement of Lease between Liberty Property Limited Partnership and Valley Forge. (Filed as Exhibit 10.16 to Valley Forge’s to Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)

10.24	Agreement for Sale of Commercial Real Estate between Diversified Electronics Co., Inc. and Steve Smith, dated April 21, 2005. (Filed as Exhibit 10.17 to Valley Forge’s Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)

10.25*	Loan Agreement between The Industrial Development Authority of St. Charles County, Missouri and Synergetics Development Company, L.L.C. dated as of September 1, 2002.

10.26*	Promissory Note from Synergetics Development Company, L.L.C. to The Industrial Development Authority of St. Charles County, Missouri dated September 1, 2002 in the Principal Amount of $2,645,000.

10.27*	Security Agreement (Equipment) dated as of September 1, 2002 from Synergetics, Inc. for the benefit of The Industrial Development Authority of St. Charles County, Missouri.

10.28*	Future Advance Deed of Trust and Security Agreement dated as of September 1, 2002 between Synergetics Development Company, L.L.C. and Victor Zarrilli, as trustee, and The Industrial Development Authority of St. Charles County, Missouri.

10.29*	Guaranty Agreement dated as of September 1, 2002 by and among William L. Bates, Gregg D. Scheller and Kurt W. Gampp, Jr. and Synergetics, Inc. and The Industrial Development Authority of St. Charles County, Missouri.

10.30*	Guaranty of Unassigned Issuer’s Rights dated as of September 1, 2002 by and among William L. Bates, Gregg D. Scheller and Kurt W. Gampp, Jr. and Synergetics, Inc. and The Industrial Development Authority of St. Charles County, Missouri.

10.31*	Bond Purchase Agreement dated as of September 1, 2002 by and among The Industrial Development Authority of St. Charles County, Missouri, Union Planters Bank, N.A. and Synergetics Development Company, L.L.C.

10.32*	First Supplemental Loan Agreement between The Industrial Development Authority of St. Charles County, Missouri and Synergetics Development Company, L.L.C. dated as of December 1, 2004.

10.33*	Promissory Note from Synergetics Development Company, L.L.C. to The Industrial Development Authority of St. Charles County, Missouri dated December 1, 2004 in the Principal Amount of $2,330,000.

10.34*	First Supplemental Future Advance Deed of Trust and Security Agreement dated as of December 1, 2004 between Synergetics Development Company, L.L.C. and Victor Zarrilli, as trustee, and The Industrial Development Authority of St. Charles County, Missouri.

10.35*	First Supplemental Guaranty of Unassigned Issuer’s Rights dated as of December 1, 2004 by and between Synergetics, Inc. and the Industrial Development Authority of St. Charles County, Missouri.

10.36*	Bond Purchase Agreement dated as of December 1, 2004 by and among The Industrial Development Authority of St. Charles County, Missouri, Union Planters Bank, N.A. and Synergetics Development Company, L.L.C.

Exhibit
Number	Description

10.37*	Business Loan Agreement dated September 30, 2005 made and executed between Synergetics, Inc. and Union Planters Bank NA for Principal Amount of $1,000,000.

10.38*	Change in Terms Agreement dated as of September 30, 2005 by Synergetics, Inc. in favor of Union Planters Bank NA in the Principal Amount of $1,000,000.

10.39*	Commercial Guaranty made by Synergetics USA, Inc. regarding Indebtedness of Synergetics, Inc. to Union Planters Bank NA for Principal Amount of $1,000,000.

10.40*	Commercial Security Agreement dated September 30, 2005 between Synergetics, Inc. and Union Planters Bank NA regarding Indebtedness of Synergetics, Inc. to Union Planters Bank NA for Principal Amount of $1,000,000.

10.41*	Business Loan Agreement dated March 10, 2000 made and executed between Synergetics, Inc. and Union Planters Bank NA for Principal Amount of $1,250,000.

10.42*	Change in Terms Agreement dated as of February 15, 2005 by Synergetics, Inc. in favor of Union Planters Bank NA in the Principal Amount of $1,250,000.

10.43*	Commercial Security Agreement dated March 10, 2000 between Synergetics, Inc. and Union Planters Bank NA regarding Indebtedness of Synergetics, Inc. to Union Planters Bank NA for Principal Amount of $1,250,000.

10.44*	Business Loan Agreement dated as of September 30, 2005 between Synergetics, Inc. and Union Planters Bank NA for Principal Amount of $1,427,105.

10.45*	Promissory Note dated as of September 30, 2005 by Synergetics, Inc. in favor of Union Planters Bank NA in the Principal Amount of $1,427,105.

10.46*	Commercial Guaranty made by Synergetics USA, Inc. regarding Indebtedness of Synergetics, Inc. to Union Planters Bank NA for Principal Amount of $1,427,105.

10.47*	Commercial Security Agreement dated September 30, 2005 between Synergetics, Inc. and Union Planters Bank NA in the Principal Amount of $1,427,105.

14.1	Code of Business Conduct and Ethics of the Registrant. (Filed as Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

16	Letter from Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (Filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2005 and incorporated herein by reference).

21*	Subsidiaries of Registrant.

23.1*	Consent of McGladrey & Pullen, LLP.

23.2*	Consent of MPP&W, P.C.

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith