Form 10-Q
period 2005-10-27
SYNERGETICS USA INC
filed 2005-12-13
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 000-51602
SYNERGETICS USA, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2131580

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3845 Corporate Centre Drive
O’Fallon, Missouri	63368

(Address of principal executive offices)	(Zip Code)
(636) 939-5100

(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of December 9, 2005 was 23,913,863 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of October 27, 2005 and July 31, 2005

	October 27, 2005	July 31, 2005
Assets
Current Assets
Cash and cash equivalents	$1,092,685	$1,816,823
Investment in trading securities	29,333	29,333
Accounts receivable, net of allowance for doubtful accounts of approximately $145,000 and $40,000, respectively	4,157,590	3,344,214
Notes receivable, officer-stockholder	29,232	—
Inventories	9,492,566	7,188,636
Prepaid expenses	499,877	220,903
Deferred income taxes	246,242	157,000
Other	282,077	—

Total current assets	15,829,602	12,756,909

Property and equipment, net	7,449,196	6,483,307
Goodwill	10,771,196	—
Other intangible assets, net	10,594,373	846,008
Other assets, cash value of life insurance	29,545	29,545

Total assets	$44,673,912	$20,115,769

Liabilities and Stockholders’ Equity
Current Liabilities
Lines-of-credit	$236,000	$235,000
Current maturities of long-term debt	946,324	276,771
Current maturities of revenue bonds payable	248,750	248,750
Accounts payable	1,341,379	1,148,082
Accrued construction costs and expenses	1,646,265	1,748,686
Income taxes payable	304,176	311,684

Total current liabilities	4,722,894	3,968,973

Long-Term Liabilities
Long-term debt, less current maturities	3,940,130	1,250,939
Revenue bonds payable, less current maturities	4,326,354	4,388,542
Deferred income taxes	2,839,059	343,000
Deferred compensation	25,519	25,519

Total long-term liabilities	11,131,062	6,008,000

Total liabilities	15,853,956	9,976,973

	10/27/2005	7/31/2005
Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized and $0.01667 par value, 8,000,000,shares authorized, respectively; 23,913,863 and 3,542,111 shares issued, respectively; 23,913,863 and 3,411,364 shares outstanding, respectively	23,914	59,047
Additional paid-in capital	22,908,235	4,985,936
Retained earnings	5,887,807	5,401,816

	28,819,956	10,446,799

Less: Treasury stock	—	308,003

Total stockholders’ equity	28,819,956	10,138,796

Total liabilities and stockholders’ equity	$44,673,912	$20,115,769

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
Three Months Ended October 27, 2005 and October 28, 2004

	Three Months Ended	Three Months Ended
	October 27, 2005	October 28, 2004
Sales	$7,147,119	$4,974,607
Cost of sales	2,307,796	1,695,191

Gross profit	4,839,323	3,279,416

Operating expenses
Research and development	277,261	175,610
Selling, general and administrative	3,801,779	2,462,158

	4,079,040	2,637,768

Operating income	760,283	641,648

Other income (expense)
Interest income	11,717	4,063
Interest expense	(35,348)	(50,800)
Miscellaneous	(304)	823

	(23,935)	(45,914)

Income before provision for income taxes	736,348	595,734
Provision for income taxes	250,359	224,511

Net income	$485,989	$371,223

Earnings per share:
Basic	$0.04	$0.11

Diluted	$0.04	$0.11

Basic weighted average common shares outstanding	11,825,344	3,411,364

Diluted weighted average common shares outstanding	11,927,031	3,424,045

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended October 27, 2005 and October 28, 2004

	Three Months Ended	Three Months Ended
	October 27, 2005	October 28, 2004
Cash Flows from Operating Activities
Net income	$485,989	$371,223
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	243,404	138,879
Provision for doubtful accounts receivable	3,413	4,005
Stock-based compensation	201,246	—
Change in assets and liabilities:
(Increase) decrease in:
Receivables, net	(113,670)	5,629
Inventories	(1,378,441)	(1,078,870)
Prepaid expenses	(221,522)	145,571
Other current assets	(7,077)	17,189
(Decrease) increase in:
Accounts payable	(66,077)	228,572
Other accrued expenses	269,553	(291,161)
Income taxes payable	(43,221)	(16,406)

Net cash used in operating activities	(626,403)	(475,369)

Cash Flows from Investing Activities
Net decrease in notes receivable, officer-stockholder	3,525	—
Purchase of property and equipment	(1,451,058)	(122,649)
Acquisition of patents	(8,028)	(21,358)
Cash paid for reverse merger costs	(498,077)	—
Cash acquired through reverse merger	2,023,945	—

Net cash provided by (used in) investing activities	70,307	(144,007)

Cash Flows from Financing Activities
Net borrowings on lines-of-credit, equipment	1,000	321,806
Principal payments on revenue bonds payable	(62,188)	(33,063)
Proceeds from long-term debt	114,787	—
Principal payments on long-term debt	(69,192)	913
Downpayment for acquisition of trademark	(159,904)	—
Purchase of treasury stock	—	(15,000)
Proceeds from stock options exercised	7,455	—
Proceeds from the issuance of common stock	—	15,000

Net cash provided by (used in) financing activities	(168,042)	289,656

Net decrease in cash and cash equivalents	(724,138)	(329,720)
Cash and cash equivalents
Beginning	1,816,823	1,540,042

Ending	$1,092,685	$1,210,322

Synergetics USA, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. General
     Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005 in connection with the merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. The Company is located in O’Fallon, Missouri and King of Prussia, Pennsylvania and is engaged in the manufacture and worldwide sale of microsurgical instruments, capital equipment and devices primarily for use in vitreoretinal surgery and neurosurgical applications. During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.
     Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods, the Company uses a 21 business day per month reporting cycle. As such, the information presented in the Form 10-Q is for the periods August 1, 2005 through October 27, 2005 and August 1, 2004 through October 28, 2004.
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries Synergetics, Synergetics Development Company, LLC and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended October 27, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2005, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2005 (the “Annual Report”).
Note 2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in the Annual Report. With the exception of the following, the Company’s significant accounting policies have not materially changed as of October 27, 2005.

     Principles of consolidation: The condensed consolidated financial statements included the accounts of Synergetics and its wholly owned subsidiary Synergetics Development Company, LLC and an 83 percent owned subsidiary, Synergetics Laser, LLC, through the date of the reverse merger described in Note 3. Thereafter, the condensed consolidated financial statements include the accounts of Synergetics USA, Inc. and its wholly owned subsidiaries Synergetics, Synergetics IP, Inc. and Synergetics Development Company, LLC. All significant intercompany accounts and transactions have been eliminated.
     Property and equipment: Leasehold improvements are being amortized over the related lease term or estimated useful lives, whichever is shorter.
     Goodwill and other intangibles: Absent any impairment indicators, goodwill is tested for impairment on an annual basis. The Company expects to perform its goodwill impairment tests during the fourth fiscal quarter. Other intangible assets, consisting of patents, licensing agreements and proprietary know-how are amortized to operations under the straight-line method over their estimated useful lives or statutory lives whichever is shorter. These periods range from two to ten years. The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark. The Company intends to use the trademark indefinitely, and therefore, its useful life is not limited to any specific product. The trademark constitutes an indefinite-lived intangible that will be used in perpetuity.
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
     Service revenue substantially relates to repairs of products and is recognized when the service has been completed. Revenue from license and royalty fees are recorded when earned.
     Stock-based compensation: As of August 1, 2005, Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS”123(R)”), became effective for the Company. The Company had previously followed Accounting Principles Board Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation” (“APB No. 25”), and related interpretations in accounting for its employee and stock options. Under APB No. 25, no compensation expense was recognized, if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. The Company has elected to use the modified prospective transition method. Under the modified prospective transition method, an entity uses the fair values based accounting method for all director and employee awards granted, modified or settled after the effective date. As of the effective date, compensation costs related to the nonvested portion of awards outstanding as of that date are based on the grant-date fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R).
     Segment information: The Synergetics segment includes revenue and operating expenses associated with the sales of ophthalmic and neurosurgical instruments and Omni® ultrasonic aspirator. The Valley Forge segment includes revenue and operating expenses associated with the sales of bipolar electrosurgical generators. The financial results of Valley Forge have been included from September 22, 2005 through October 27, 2005.
Note 3. Reverse Merger
     On September 21, 2005, Synergetics Acquisition Corporation, a wholly owned subsidiary of Valley Forge, merged with and into Synergetics and Synergetics thereby became a wholly owned subsidiary of Valley Forge. Pursuant to the terms of the merger agreement, stockholders of Synergetics common stock received in the aggregate 15,960,648 shares of Valley Forge common stock, or 4.59 Valley Forge shares for each share of Synergetics. Synergetics’ former private stockholders own approximately 66 percent of Valley Forge’s outstanding common stock. The reverse merger was accounted for as a purchase business combination with Synergetics deemed the accounting acquirer and Valley Forge’s assets acquired and liabilities assumed recorded at fair value as follows:

Assets:
Cash	$2,023,945
Accounts receivable	703,119
Inventories	925,489
Prepaid expenses and other current assets	454,451
Property and equipment	323,962
Other intangibles	10,182,533
Goodwill	10,771,196
Liabilities assumed:
Accounts payable and accrued expenses	(500,869)
Income taxes payable	(35,713)
Note payable issued in connection with Malis® trademark	(3,473,053)
Deferred income taxes	(2,496,022)

Net assets acquired	$18,879,038

     The operations of Valley Forge have been consolidated from the acquisition date. The cost to acquire Valley Forge has been preliminarily allocated to the Valley Forge assets acquired and liabilities assumed according to their estimated fair values. The preliminary allocation, which includes Synergetics transaction costs resulted in acquired goodwill of $10,771,196, which is not deductible for tax purposes.
     The unaudited pro forma results, assuming the reverse merger with Valley Forge had occurred at the beginning of each fiscal period presented below, would have yielded the following results:

	Three Months	Three Months
	Ended	Ended
	October 27,	October 28,
	2005	2004 (1)
Net sales	$8,019,180	$6,124,417
Net income	320,754	146,934
Basic earnings per share	0.01	0.01
Diluted earnings per share	0.01	0.01

(1) The unaudited pro forma condensed combined statement of income for the quarter ended October 28, 2004 was derived by adding the results of the quarter ended October 28, 2004 for Synergetics, Inc. and the results of the quarter ended September 30, 2004, for Valley Forge (which was derived by taking the results of the year ended September 30, 2004 less the results of the nine months ended June 30, 2004).
     These pro forma results include adjustments to give effect to interest expense of the trademark-related debt and other purchase price adjustments. The pro forma results are not necessarily indicative of the operating results that would have occurred had the reverse merger been consummated as of the beginning of each fiscal period, nor are they necessarily indicative of future operating results.
Note 4. Distribution Agreements
     In connection with the reverse merger described in Note 3, the Company became a party to the distribution agreements described below which are in addition to its pre-merger distribution agreements:
Codman and Shurtleff, Inc. (“Codman”)
     In the neurosurgery market, our bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 20 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson and formerly Valley Forge’s largest customer. On October 15, 2004, Valley Forge executed an agreement with Codman for the period October 1, 2004 through December 31, 2005. The agreement provided for exclusive worldwide distribution rights of Valley Forge’s existing neurosurgery products in the fields of neurocranial and neurospinal surgery until March 31, 2005, and non-exclusive rights in these fields from April 1, 2005 through December 31, 2005. On May 6, 2005, in accordance with the terms of the agreement, Valley Forge notified Codman that, effective July 15, 2005, Codman would be the non-exclusive worldwide distributor of its existing products in the fields of neurocranial and neurospinal surgery until December 31, 2005. The Company expects to continue its OEM relationship with Codman, although the parties do not currently have a definitive agreement in place extending beyond December 31, 2005.
     Net sales to Codman amounted to approximately $380,000 for the period from September 22, 2005 to October 27, 2005. This represented 5.3 percent of net sales for the quarter ended October 27, 2005.

Stryker Corporation (“Stryker”)
     On October 25, 2004, Valley Forge executed a Supply and Distribution Agreement (the “Agreement”) with Stryker, a Michigan corporation, which provides for the Company to supply to Stryker and for Stryker to distribute exclusively, on a world-wide basis, a unique RF generator for the percutaneous treatment of pain. The Agreement is for a term of five years after the first acceptance of the unique RF generator by Stryker, which was on November 11, 2004.
     There is a minimum purchase obligation that is specified by “Agreement Year.” The first Agreement Year commenced on November 11, 2004 and ends on the last day of the calendar quarter in which the first anniversary date of such inception date occurs, which is December 31, 2005. Stryker has already satisfied the first Agreement Year minimum. In the second and third Agreement Years, Stryker agreed to make minimum purchases of approximately $500,000 per year for commercial sale units. On or before the beginning of the last calendar quarter of the third Agreement Year, and each Agreement Year thereafter, the Company and Stryker will conduct good faith negotiations regarding the minimum purchase obligation for the next Agreement Year. Also, during the first two months of the last calendar quarter in any Agreement Year, the Company and Stryker will conduct good faith negotiations regarding changes in prices that will take effect on the first day of the ensuing Agreement Year. The Agreement also provides Stryker the right of first refusal for other products in pain control and in orthopedic, ENT (ear, nose and throat), craniomaxillofacial and head and neck surgery.
     Net sales to Stryker amounted to approximately $225,000 for the period from September 22, 2005 to October 27, 2005. This represented 3.1 percent of net sales for the quarter ended October 27, 2005.
Note 5. Stock-Based Compensation
     On August 1, 2005, the Company adopted SFAS No. 123(R) which had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting:

	Three Months Ended October 27, 2005
	Using	SFAS
	Previous	123(R)	As
	Accounting	Adjustments	Reported
Income before income taxes	$835,094	$98,746	$736,348
Income taxes	283,933	33,574	250,359

Net income	$551,161	$65,172	$485,989

Basic earnings per share	$0.05	($0.01)	$0.04

Diluted earnings per share	$0.05	($0.01)	$0.04

     The following table shows activity under the Company’s plans:

	Three Months Ended October 27, 2005
		Weighted-
		Average	Weighted-
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding, beginning of period	58,500	$2.33	$2.97
Exercised prior to September 21, 2005	(20,500)	—	$3.92

Options outstanding, September 21, 2005	38,000	$4.64	$2.46

Conversion ratio applied at September 21, 2005	4.59	4.59	—

Converted options	174,420	$1.01	$2.46
Existing options assumed under the Valley Forge Stock option plan	441,500	$2.18	$1.92
Granted	20,000	$5.00	$4.15
Forfeited	—	—	—
Exercised	(3,500)	$2.13	$0.99

Options outstanding, end of period	632,420	$2.11	$2.15

      In addition to the historical options outstanding for Synergetics prior to the merger, the Company has options outstanding under two existing active option plans and two terminated plans of Valley Forge. The first active plan (the “2001 Plan”) was adopted by Valley Forge on January 16, 2001 pursuant to which 345,000 shares of common stock were reserved for issuance to employees, officers and consultants of the Company. The 2001 Plan was amended with the approval of the Valley Forge stockholders to increase the number of share awards issuable under the 2001 Plan from 345,000 to 1,345,000. On September 19, 2005, the stockholders of Valley Forge voted to adopt the Valley Forge Scientific Corp. 2005 Non-Employee Directors’ Stock Option Plan and voted to authorize up to 200,000 shares issuable upon exercise of options granted thereunder. All options under the Valley Forge stock option plans were valued at approximately $815,000 in the purchase price accounting allocation.
     The fair value of options granted during the three months ended October 27, 2005 was determined at the date of the grant using a Black-Scholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	4.0%
Expected average life (in years)	5
Expected volatility	79.7%
Expected dividend yield	0%
The expected average risk-free rate is based on U.S. treasury yield curve. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of Valley Forge’s common stock. The expected dividend yield is based on historical information and management’s plan.

Note 6: Supplemental Balance Sheets Information
Inventories

	October 27,	July 31,
	2005	2005
Raw material and component parts	$3,659,359	$2,398,238
Work-in-progress	2,070,882	1,295,976
Finished goods	3,762,325	3,494,422

	$9,492,566	$7,188,636

Property and equipment

	October 27,	July 31,
	2005	2005
Land	$729,753	$729,753
Building and improvements	2,713,855	2,568,612
Machinery and equipment	3,012,900	2,888,687
Furniture and fixtures	320,738	266,225
Software	39,734	39,734
Construction in process	2,525,937	1,688,355

	9,342,917	8,181,366
Less accumulated depreciation	1,893,721	1,698,059

	$7,449,196	$6,483,307

Other intangible assets
     Information regarding the Company’s other intangible assets is as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net

	October 27, 2005
Patents	$658,255	$147,850	$510,405
Proprietary know-how	4,057,115	31,158	4,025,957
Licensing agreements	140,000	5,185	134,815
Trademark	5,923,196	—	5,923,196
	$10,778,566	$184,193	$10,594,373

	July 31, 2005
Patents	$588,005	$136,449	$451,556
Acquisition costs	394,452	—	394,452

	$982,457	$136,449	$846,008

     Estimated amortization expense on other intangibles for the remaining nine months of fiscal year ending July 31, 2006 and the next four years thereafter is as follows:

Years Ending July 31:	Amount
2006	$400,500
2007	475,200
2008	472,900
2009	470,100
2010	468,900

Pledged assets; short and long-term debt (excluding revenue bonds payable)
     Short-term debt as of October 27, 2005 and July 31, 2005 consisted of the following:
     Revolving Credit Facilities: Under a revolving credit facility, the Company may borrow up to $1.25 million with interest at the bank’s prime lending rate less 0.25 percent. Borrowings under this facility at October 27, 2005 and July 31, 2005 were $236,000 and $235,000, respectively. Outstanding amounts are collateralized by Synergetics’ receivables and inventory. This credit facility expires on February 15, 2006.
     In conjunction with the reverse merger described in Note 3, the Company assumed a line of credit with available borrowings of up to $1.0 million with interest at the bank’s prime lending rate. There were no borrowings under the facility as of October 27, 2005. The facility is unsecured and requires the Company to maintain a tangible net worth of no less than $3.4 million. This credit facility expires on September 30, 2006.
    Long-term debt as of October 27, 2005 and July 31, 2005 consisted of the following:

	October 27,	July 31,
	2005	2005

Note payable to bank, due in monthly installments of $3,033 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due May 7, 2007, collateralized by substantially all assets of the Company, refinanced in October 2005	$—	$63,713
Note payable to bank, due in monthly principal installments of $7,083 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due June 2008, collateralized by machinery and equipment, refinanced in October 2005	—	240,833
Note payable to bank, due in monthly principal installments of $11,300 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due September 2008, collateralized by machinery and equipment, refinanced in October 2005	—	440,696
Equipment line of credit note payable to bank, available borrowings up to $1.0 million, with interest at the bank’s prime lending rate, collateralized by applicable equipment financed, due September 30, 2005, refinanced in October 2005.	—	588,492
Note payable to bank, due in monthly principal installments of $1,139 plus interest at prime rate plus 1% (an effective rate of 7.25% as of October 27, 2005), remaining balance due September 2007, collateralized by a second deed of trust	175,389	178,806
Note payable, due in monthly installments of $509 including interest at 4.9%, remaining balance due May 2008, collateralized by a vehicle	13,643	15,170
Note payable to bank, due in monthly principal installments of $39,642 beginning November 2005 plus interest at a rate of 6.75% remaining balance due September 30, 2008, collateralized by substantially all assets of the Company	1,384,273	—

Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00%, remaining balance due December 2011, collateralized by the Malis® trademark	3,313,149	—

	4,886,454	1,527,710
Less current maturities	946,324	276,771

Long-term portion	$3,940,130	$1,250,939

13

Note 7. Related Party Transactions
     Notes receivable, officer-stockholder represents various loans made during and before 2001 to a principal stockholder, director and officer of the Company. The notes bear interest at rates of 4.83 percent to 6.97 percent and are payable in either quarterly installments of $3,525 or annual installments of $14,100 until the principal and accrued interest have been repaid. The notes are partially collateralized by 5,833 shares of the Company’s common stock. At October 27, 2005, notes receivable, officer-stockholder totaled $29,232.

Note 8. Commitments and Contingencies
     The estimated remaining commitment applicable to construction in progress on the O’Fallon, Missouri facility, to be incurred subsequent to October 27, 2005, was approximately $378,000.
     In conjunction with the reverse merger described in Note 3, the Company became a lessee of a combination sublease and lease that commenced on May 1, 2005 for a term of four and one-half years, for office, assembly and manufacturing space in Upper Merion Township, Pennsylvania, with an initial annual rental of $75,858, increasing to $129,437, plus annual operating expenses.
     Also in conjunction with the reverse merger described in Note 3, the Company entered into three-year employment agreements with its Chief Executive Officer, its Chief Operating Officer and its Chief Scientific Officer. In the event any such executive officer is terminated without cause, or if such executive officer resigns for good reason, such executive officer shall be entitled to his base salary and health care benefits through the end of his employment agreement.
     On October 19, 2005, IRIDEX Corporation filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement of the IRIDEX Patent No. 5,085,492 entitled "Optical Fiber with Electrical Encoding". IRIDEX alleges that Synergetics' Quick Disconnect Laser Probes and adapter infringe its patent. It seeks damages, including treble damages, and injunctive relief. On November 30, 2005, the Company filed its answer in this lawsuit and asked the court to declare that its products do not infringe the IRIDEX patent. In addition, the Company countersued IRIDEX alleging that it engaged in false advertising, commercial disparagement, trade libel, injurious falsehood and unfair competition under the Federal Lanham Act and applicable Missouri common law. The counterclaim also includes a count of defamation. The claims primarily relate to alleged false or misleading statements and publications by IRIDEX and its representatives with respect to the Company's laser adapters and laser probes. Management is not able at this time to predict the ultimate effect of this litigation, if any, on the Company's financial position or results of operations.
     Various other claims, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, after consulting with legal counsel, resolution of these matters is not expected to have a material effect on the accompanying financial statements.
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
Note 9. Segment Information
     In conjunction with the recent merger, the Company operates primarily in two distinct business segments which are distinguishable by the nature of the types of products sold, as disclosed in Note 2. Certain financial information from continuing operations for these reportable segments is shown in the following table.

	Synergetics	Valley Forge		Consolidated
	Three Months Ended October 27, 2005
Net sales	$6,390,871	$756,248	*	$7,147,119
Operating income	655,732	104,551	*	760,283
Identifiable assets	20,385,980	24,287,932		44,673,912

	Three Months Ended October 27, 2004
Net sales	$4,974,607	$—		$4,974,607
Operating income	641,648	—		641,648
Identifiable assets	15,055,898	—		15,055,898

*	For the period September 22, 2005 through October 27, 2005.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty exists with respect to: the effects of local and national economic, credit and capital market conditions on the economy in general, and on the medical device industry in particular, and the effects of foreign exchange rates and interest rates; the ability to timely and cost-effectively integrate the operations of Synergetics, Inc., now a wholly owned subsidiary of the Company, and Valley Forge Scientific Corp., including the ability to maintain our relationship with Valley Forge’s largest customers; the ability to realize the synergies and other perceived advantages resulting from our recently completed merger; the ability to attract and retain key personnel; the ability to meet all existing and new U.S. FDA requirements and comparable non-U.S. medical device regulations in jurisdictions in which the Company conducts its business; the ability to successfully execute our business strategies; the extent and timing of market acceptance of new products or product indications; the ability to procure, maintain, enforce and defend our patent and proprietary know how; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; the ability to continue to increase customer loyalty; the ability to recoup costs of capital investments through higher revenues; the effects of environmental and structural building conditions relating to the Company’s properties; acts of war and terrorism incidents and the effects of operating and market competition.
     Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all facts that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended July 31, 2005 filed with the SEC on October 31, 2005.
     In addition, certain market data and other statistical information used throughout this report are based on independent industry publications. Although we believe these sources to be reliable, we have not independently verified the information and cannot guarantee the accuracy and completeness of such sources.
     Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.
Overview
     Synergetics USA, Inc. (“Synergetics USA” or “Company”) is a Delaware corporation incorporated on June 2, 2005 in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) on September 21, 2005 and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware on September 22, 2005. A majority of the Company’s operations are conducted by Synergetics, a wholly owned subsidiary of the Company. The reverse merger was accounted for as a purchase business combination with Synergetics deemed the accounting acquirer and Valley Forge’s assets acquired and liabilities assumed recorded at fair value.
     The Company designs, manufactures and markets precision engineered microsurgical instruments, capital equipment and devices primarily for use in vitreoretinal surgery and neurosurgical applications. Its products are designed and manufactured to support micro or minimally invasive surgical procedures. In addition, the Company designs and manufactures disposable and non-disposable supplies and accessories for use with such products.
     The Company is currently the exclusive distributor of the Sonopet Omni® (“Omni®”) ultrasonic aspirator used for tumor removal, bone removal and resection. On December 1, 2005, we announced that our distribution territory had been expanded from the United States and Canada to all but Spain, Portugal, Brazil, Turkey and Japan. In addition to our efforts to expand the installed base of Omni® units, we are working to expand our disposables and follow-on product offerings. Working jointly with leading neurosurgeons, we have developed, are in the process of obtaining patents for and are manufacturing proprietary disposable ultrasonic tips and tubing sets for use with the Omni® ultrasonic aspirator. We expect these new offerings will expand and enhance the Omni® product category.
     The combination of Valley Forge and Synergetics should strategically position us for future growth of our neurosurgical product line, and we expect that the relative revenue contribution of our neurosurgical products will rise in 2006 as a result of the combination. On October 12, 2005, we exercised our option with respect to the Malis® trademark, a trademark that is widely recognized and respected in the neurosurgery field. On October 17, 2005, we announced our Malis® AdvantageTM, a fourth generation, multifunctional bipolar electrosurgical generator, along with new proprietary single-use, hand-switching instruments, at the 2005 Annual Meeting of the Congress of Neurological Surgeons in Boston, Massachusetts. The new generator will represent a significant advancement in technology and performance and may replace other surgical tools in certain applications, such as monopolar electrosurgical systems and lasers. The Malis® AdvantageTM is expected to be released during the first calendar quarter of 2006.
     The Company’s business strategy has been, and is expected to continue to be, the development and marketing of new technologies for the ophthalmic surgery and neurosurgery markets. New products, which management defines as products introduced within the prior 24-month period, accounted for approximately 26.8 percent of total sales for the Company for the three months ended October 27, 2005, approximately $1.9 million. In addition, $756,000 of total net sales for the Company for the three months ended October 27, 2005 was from the net sales of bipolar electrical generators, pain control generators, BidentTM generators, and disposables sales from the former Valley Forge. For the three months ended October 28, 2004, new products accounted for approximately 5.5 percent of total net sales for Synergetics, or approximately $276,000. This growth in the percentage of sales associated with new products was primarily in our capital equipment products both in the ophthalmic and neurosurgery markets. Synergetics’ past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by Synergetics. Since August 1, 2005, Synergetics has introduced eight new products to the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.
     In addition to the $756,000 of total net sales from the former Valley Forge, volume and mix improvements contributed to the sales growth for the Company during the three months ended October 27, 2005 and October 28, 2004. Ophthalmic procedures volume, particularly retina procedures, on a global basis continues to rise at an estimated 5 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in surgical procedure volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgery market.

     During the fiscal quarter ended October 27, 2005, we had net sales of $7.1 million, which generated $4.8 million in gross profit, operating income of $760,283 and net income of $485,989, or $0.04 earnings per share. The financial results of Valley Forge and the shares issued in the reverse merger have only been included from the day following the date of the consummation of the merger through the end of the quarter. The Company had $1.1 million in cash and cash equivalents and $9.7 million in interest bearing debt and revenue bonds as of October 27, 2005. We used $626,403 in cash to fund operations, $168,042 in financing activities partially offset by $70,307 in investing activities. We anticipate that cash flows from operations, together with available borrowings under our existing credit facilities will be sufficient to meet our working capital, capital expenditure and debt service needs. If investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow it to obtain additional capital, if necessary.
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
Results of Operations
     The business combination of Synergetics and Valley Forge was accounted for as a reverse merger, and as such, the Company is reporting the financial results of Synergetics as the accounting acquirer in the merger together with the financial results of Valley Forge for the period September 22, 2005 through October 27, 2005 for the former Valley Forge. As a result, management’s discussion and analysis of financial condition and results of operations for the periods set forth below reflects the effect of the combination of Synergetics and Valley Forge, which was consummated on September 21, 2005.
Three Month Period Ended October 27, 2005 Compared to Three Month Period Ended October 28, 2004
Net Sales
     The following table presents net sales by medical field (dollars in thousands):

	Quarter Ended October*
	2005	2004	% Increase (Decrease)
Ophthalmic	$5,354	$3,818	40.2%
Neurosurgery — Synergetics	1,037	1,157	(10.4)
Neurosurgery — Valley Forge	756	—	N/M

	$7,147	$4,975	43.7%

*	For 2005, this information is for the quarter ended October 27, and for 2004, the quarter ended October 28. This tabular information also reflects the net sales of Valley Forge for the period September 22, 2005 through October 27, 2005.

N/M — Not meaningful.
     Ophthalmic sales growth was led by continued growth in sales of Synergetics’ PHOTONTM xenon light source and related disposables. The increase in neurosurgery sales was primarily the result of approximately $756,000 in sales contributed from the Valley Forge merger for the 36 days that Valley Forge’s results were included in the consolidated statement of income. When comparing neurosurgery net sales of Synergetics during the first fiscal quarter of 2006 to the first fiscal quarter of 2005, 2006 sales are 10.4 percent less than 2005 sales, primarily attributable to an exceptional first quarter in fiscal 2005, for Synergetics’ Omni® ultrasonic aspirators and related disposables. We expect that PHOTONTM and Omni® sales will have a positive impact on net sales for the remainder of fiscal 2006. In addition, we anticipate that the positive effects of the Malis® AdvantageTM will be reflected in operations in the third fiscal quarter of 2006.
     The following table presents national and international net sales (dollars in thousands):

	Quarter Ended October*
	2005	2004	% Increase
United States — Synergetics	$4,851	$4,007	21.1%
United States — Valley Forge	756	—	N/M
International (including Canada)	1,540	968	59.1%

	$7,147	$4,975	43.7%

*	For 2005, this information is for the quarter ended October 27, and for 2004, the quarter ended October 28. This tabular information also reflects the net sales of Valley Forge for the period September 22, 2005 through October 27, 2005.

N/M – Not meaningful.

     Net sales growth in the United States was the result of approximately $756,000 in net sales contributed from the Valley Forge merger for the 36 days that Valley Forge’s results were included in the consolidated statement of income and by sales of Synergetics’ PHOTONTM xenon light source products. International net sales growth was led by net sales of our PHOTONTM and our disposable products.
Gross Profit
     Gross profit as a percentage of net sales was 67.7 percent in the first quarter of fiscal 2006 compared to 65.9 percent for the same period in fiscal 2005. The increase in gross profit as a percentage of net sales from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 was attributable primarily to a larger percentage of sales generated by ophthalmic disposables which have a higher gross profit margin, offset partially by the inclusion of Valley Forge sales of $756,000 at lower gross profit margins of 44.2 percent.
Operating Expenses
     Research and development (“R&D”) as a percentage of net sales was 3.9 percent and 3.5 percent for the first quarter of fiscal 2006 and 2005, respectively. R&D costs increased to $277,261 in the first quarter of fiscal 2006 from $175,610 in the same period in fiscal 2005, reflecting increased spending on active projects focused on areas of strategic significance. Synergetics’ pipeline included over 98 active projects in various stages of completion as of October 27, 2005. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company expects over the next few years to invest in R&D at a rate ranging from approximately 4.0 percent to 6.0 percent of net sales.
     Selling, general and administrative expenses (“SG&A”) increased by $1,339,621 during the first quarter of fiscal 2006 and as a percentage of net sales was 53.2 percent for the first quarter of fiscal 2006, compared to 49.5 percent for the first quarter of fiscal 2005. Selling expenses, which consist of salaries and commissions, the largest component of SG&A, increased approximately $366,000 to $1.9 million, or 26.4 percent of net sales, for the first quarter of fiscal 2006, compared to $1.5 million, or 30.6 percent of net sales, for the first quarter of fiscal 2005. In addition, general legal fees increased by $324,000 and we recorded compensation expense associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), of $99,000. The increase was also impacted by approximately $256,000 of SG&A for the 36 days that Valley Forge’s results were included in the consolidated statement of income. General and administrative headcount increased approximately 37.5 percent which resulted in an increase in other costs of approximately $295,000 in the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005. The Company expects to realize synergies from the Valley Forge/Synergetics merger over the next 24 months, which may initially be offset by ongoing expenses related to the integration of the two companies.
Other Expense
     Other expenses for the first quarter of fiscal 2006 decreased 47.9 percent to $23,935 from $45,914 for the first quarter of fiscal 2005. The decrease was due primarily to decreased interest expense as the cash from Valley Forge was utilized to pay down the working capital line of credit.
Operating Income, Income Taxes and Net Income
     Operating income for the first quarter of fiscal 2006 increased 18.5 percent to $760,283 from $641,648 in the comparable 2005 fiscal period. The increase in operating income was primarily the result of approximately $105,000 in operating income contributed from the Valley Forge merger for the 36 days its results were included in the consolidated statement of income.
     Synergetics’ effective tax rate was 34.0 percent for the first fiscal quarter of 2006 as compared to 37.7 percent for the first fiscal quarter of 2005. The decrease was due primarily to research and experimentation credit expectations for the fiscal year ending July 31, 2006.

     Net income increased to $485,989 from $371,223 for the first quarter of fiscal 2006, as compared to the same 2005 period. The growth in net income was primarily the results of approximately $68,000 in net income contributed from the Valley Forge merger for the 36 days its results were included in the consolidated statement of income. In addition, other expense decreased approximately $22,000 and income tax expense decreased due to the effective tax rate decrease. Basic and diluted earnings per share for the first quarter of fiscal 2006 decreased to $0.04 from $0.11 for the first quarter of fiscal 2005. The decrease in earnings per share was the result of issuing 15,960,648 shares in the merger of Synergetics and Valley Forge. These shares were counted as outstanding for 36 days during the first quarter of fiscal 2006. Therefore, weighted-average shares outstanding increased from 3,411,364 to 11,825,344.
Liquidity and Capital Resources
     The Company had $1,092,685 in cash and cash equivalents and total interest-bearing debt and revenue bonds payable of $9,697,558 as of October 27, 2005.
     Working capital, including the management of inventory and accounts receivable is a key management focus. At October 27, 2005, the Company had 51 days of sales outstanding in accounts receivable, favorable to July 31, 2005 by five days.
     At October 27, 2005, the Company had 117 days sales in inventory on hand, favorable to July 31, 2005 by three days. The 117 days sales in inventory on hand at October 27, 2005 is above the Company’s anticipated levels of 100 to 110 days sales in inventory. In terms of inventory stated on a cost basis, we have 362 days of inventory on hand at October 27, 2005 as compared to 317 days at July 31, 2005. This increase is due to the mix of inventory on hand being more capital equipment intensive at the end of the quarter.
     Cash flows used in operating activities were $626,403 for the first quarter ended October 27, 2005 compared to cash flows used in operating activities of $475,369 for the comparable fiscal 2005 period. The increase in cash used of $151,034 was attributable to net usage increase applicable to prepaid expense of $367,093 and inventories of $299,571. Prepaid expense changes were due to the timing of payments. Inventories build-up was to support sales growth. Such increases were partially offset by cash provided by greater net income of approximately $114,766 and other net working capital and other adjustments components of approximately $400,865.
     Cash flows provided by investing activities were $70,307 for the first quarter ended October 27, 2005 compared to cash used of $144,007 for the comparable fiscal 2005 period. During the quarter, the Company paid $8,028 in cash for the acquisition of patents, compared to $21,358 for the comparable 2005 period. Cash additions to property and equipment during the first quarter ended October 27, 2005 were $1,451,058 compared to $122,649 for the first quarter of fiscal 2005. Increases in fiscal 2006 were primarily to support the facility expansion at the Company’s manufacturing facility in O’Fallon, Missouri. Cash acquired through the reverse merger with Valley Forge was approximately $2.0 million. In addition, the Company paid acquisition costs in connection with such reverse merger of $498,077 in the first quarter ended October 27, 2005 that were not applicable to the first quarter ended October 28, 2004.
     Cash flows used in financing activities were $168,042 for the first quarter ended October 27, 2005 compared to cash provided by financing activities of $289,656 for the first quarter ended October 28, 2004. The decrease of $457,698 was applicable primarily to a decrease in proceeds of $320,806 from the equipment line of credit and the downpayment of $159,904 on the note payable to the estate of the late Dr. Leonard I. Malis for the acquisition of the Malis® trademark. This decrease was partially offset by a net increase in other debt and revenue bond payable changes of $15,557 and proceeds from stock option exercise of $7,455.
     The Company had the following committed financing arrangements as of October 27, 2005:
     Revolving Credit Facilities: Under this credit facility, the Company could borrow up to $1.25 million with interest at the bank’s prime lending rate less 0.25 percent. Borrowings under this facility at October 27, 2005 were $236,000. Outstanding amounts were secured by the Company’s receivables and inventory. This credit facility will expire on February 15, 2006.

     In addition, we have a line of credit of $1.0 million with interest at the bank’s prime lending rate. There were no borrowings under this facility at October 27, 2005. Outstanding amounts are unsecured. The facility does require us to have a tangible net worth of no less than $3,400,000, which we exceeded at October 27, 2005.
     Equipment Line of Credit: Under this credit facility, Synergetics may borrow up to $1.0 million, with interest at the bank’s prime lending rate. There were no borrowings under this facility at October 27, 2005. Outstanding amounts are secured by the purchased equipment. In October 2005, the Company signed a loan agreement consolidating the then outstanding balance on the equipment line, along with three specific notes, under one new bank note in the principal amount of $1,427,105. The Company will make principal payments of $39,642 plus interest, on a monthly basis. The effective interest rate for this note is 6.75 percent. Final payment is due on September 30, 2008. The equipment line of credit facility of $1.0 million was also renewed as of this date, is fully available and expires on September 30, 2006.
     Management believes that cash flows from operations, together with available borrowing under its existing credit facilities will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs. If investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow it to obtain additional capital, if necessary.
Critical Accounting Policies
     The Company’s critical accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2005 which was filed with the Securities and Exchange Commission on October 31, 2005. In the first quarter of fiscal 2006, the following significant accounting policies were changed as a result of the reverse merger with Valley Forge:
     Principles of consolidation: The condensed consolidated financial statements included the accounts of Synergetics and its wholly owned subsidiary Synergetics Development Company, LLC and an 83 percent owned subsidiary, Synergetics Laser, LLC, through the date of the reverse merger described in Note 3. Thereafter, the condensed consolidated financial statements include the accounts of Synergetics USA, Inc. and its wholly owned subsidiaries Synergetics, Synergetics IP, Inc. and Synergetics Development Company, LLC. All significant intercompany accounts and transactions have been eliminated.
     Property, and equipment: Leasehold improvements are being amortized over the related lease term or estimated useful lives, whichever is shorter.
     Goodwill and other intangibles: Absent any impairment indicators, goodwill is tested for impairment on an annual basis. The Company expects to perform its impairment tests during the fourth fiscal quarter. Intangible assets, consisting of patents, licensing agreements and proprietary know-how are amortized to operations under the straight-line method over their estimated useful lives or statutory lives whichever is shorter. These periods range from two to ten years. The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark. The Company intends to use the trademark indefinitely, and therefore its useful life is not limited to any specific product. The trademark constitutes an indefinite-lived intangible that will be used in perpetuity.
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
     Service revenue substantially relates to repairs of products and is recognized when the service has been completed. Revenue from license and royalty fees are recorded when earned.

     Stock-based compensation: As of August 1, 2005, SFAS No. 123(R) became effective for the Company. The Company had previously followed Accounting Principles Board Opinion No. 25 “Accounting for Certain Transactions Involving Stock Compensation” (“APB No. 25”) and related interpretations in accounting for its employee and stock options. Under APB No. 25, no compensation expense was recognized, if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. The Company has elected to use the modified prospective transition method. Under the modified prospective transition method, an entity uses the fair value based accounting method for all employee awards granted, modified or settled after the effective date. As of the effective date, compensation costs related to the nonvested portion of awards outstanding as of that date are based on the grant-date fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R).
     Segment information: The Synergetics segment includes revenue and operating expenses associated with the sales of ophthalmic and neurosurgical instruments and Omni® ultrasonic aspirator. The Valley Forge segment includes revenue and operating expenses associated with the sales of bipolar electrosurgical generators. The financial results of Valley Forge have been included from September 22, 2005 through October 27, 2005.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     The Company has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had an outstanding balance of $236,000 at October 27, 2005 and the equipment line of credit facility did not have an outstanding balance at October 27, 2005, bearing interest at the bank’s prime lending rate. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $5,000. The Company does not perform any interest rate hedging activities related to these two facilities.
     Additionally, the Company has exposure to foreign currency fluctuation through export sales to international accounts. As only approximately 5 percent of our sales revenue is denominated in foreign currencies, we estimate that a change in the relative strength of the dollar to foreign currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to foreign currency.
Item 4 — Controls and Procedures
     We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of October 27, 2005. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of October 27, 2005, the period covered by this report, because of a material weakness in the Company’s internal control described more fully below.
     Internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is a deficiency in an internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. All internal controls systems, no matter how well-designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     In the course of the annual audit of Synergetics’ fiscal year ended July 31, 2005, management concluded that there was a deficiency in its internal control relating to inventory. This control deficiency, which management determined to be a material weakness, relates to Synergetics’ accounting system not being properly updated for raw materials purchased throughout the period, resulting in incorrect average prices and an incorrect value of inventory recorded in its accounting records. Because the accounting system is not being updated properly, the perpetual inventory required substantial adjustment at year-end. The Company is in the process of seeking a qualified production planning manager to assist in the implementation of procedures to promptly and routinely update price changes applicable to raw materials (and other inventories) purchased. Such new procedures would result in more accurate and reliable interim and year-end financial information with respect to inventories and cost of goods sold and avoid unexpected significant adjustments at period-end.
     The Company made no changes in its internal control over financial reporting during the first quarter of the fiscal year covered by this report that would materially affect its internal control over financial reporting.
Part II — Other Information
Item 1 — Legal Proceedings
     On February 11, 2004, Synergetics, the Company’s wholly owned subsidiary, filed an action against two ex-employees, which alleged that the defendants, among other things, misappropriated trade secrets, intentionally interfered with Synergetics’ business relationships and breached confidentiality agreements. Subsequently Synergetics filed an amended complaint adding claims of fraud and breach of fiduciary duty. The suit was brought in the United States District Court, Eastern District of Missouri and was captioned Synergetics, Inc. v. Charles Richard Hurst, Jr. and Michael McGowan, Case No. 4:04-CV-318DDN. After the court transferred defendants’ counterclaim for tortious interference to New Jersey (where it was subsequently dismissed by defendants), the trial began on September 12, 2005. On September 20, 2005, the jury found Hurst and McGowan had intentionally interfered with Synergetics’ business relationships and further found that Hurst and McGowan had misappropriated trade secrets, breached confidentiality agreements and breached fiduciary duties, including the duty of loyalty. The jury awarded the Company $1,759,165 in compensatory damages and $586,388 in punitive damages. Defendants moved the Court to dismiss the case on legal grounds and/or reduce the amount of the jury verdict, and the Company has additionally requested an injunction against the defendants. On December 9, 2005, the court entered judgment consistent with the jury’s findings, awarded injunctive relief and denied the motion of defendants to reduce the verdict.
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
     On November 29, 2004, Synergetics filed an action in the United States District Court, Eastern District of Missouri against an ex-employee and his company, Protomedics, LLC (“Protomedics”), for trade secret misappropriation, intentional interference with business relationships, breach of contract, fraud, breach of fiduciary duty and conversion. This suit was captioned Synergetics, Inc. v. Christopher Lumpkin and Protomedics, LLC, Case No 4:04-CV-01650TCM. This suit arose partly out of such ex-employee’s alleged transfer of Synergetics’ confidential information to the principals of Innovatech in breach of existing confidentiality agreements. Synergetics sought damages and injunctive relief in this action. On December 30, 2004, Christopher Lumpkin and Protomedics filed counterclaims alleging trade secret misappropriation and breaches of contracts. In their counterclaims, defendants sought damages, including punitive damages, and injunctive relief. The Company believes it is not in breach of any contracts and that no misappropriation occurred. A mediation conference was held on September 7, 2005. On November 14, 2005, the parties entered into a non-monetary settlement agreement and on November 15, 2005, they entered a joint stipulation of dismissal with prejudice.
     On October 19, 2005, IRIDEX Corporation filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement. This suit is captioned IRIDEX Corporation v. Synergetics USA, Inc., Case No. 4:05CV1916CDP. IRIDEX Corporation filed suit against the Company for infringement of the IRIDEX Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding”. IRIDEX alleges that Synergetics’ Quick Disconnect Laser Probes and adapter infringe its patent. It seeks damages, including treble damages, and injunctive relief. On November 30, 2005, the Company filed its answer in this lawsuit and asked the court to declare that its products do not intringe the IRIDEX patent. In addition, the Company countersued IRIDEX alleging that it engaged in false advertising, commercial disparagement, trade libel, injurious falsehood and unfair competition under the Federal Lanham Act and applicable Missouri common law. The counterclaim also includes a count of defamation. The claims primarily relate to alleged false or misleading statements and publications by IRIDEX and its representatives with respect to the Company’s laser adapters and laser probes.
     In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operation and liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of October 27, 2005, the Company has no litigation reserves recorded.
     The Company is also involved in certain litigation incidental to the conduct of its business and affairs. Management does not believe that the outcome of any such litigation will have a material adverse effect on the financial condition, results of operation or liquidity of the Company.
Item 1A — Risk Factors
     The Company’s business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report of Form 10-K for the fiscal year ended July 31, 2005. In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the Annual Report.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3 — Defaults upon Senior Securities
None

Item 4 — Submission of Matters to a Vote of Security Holders
     In connection with the merger of Synergetics and Valley Forge, Synergetics held a special meeting of shareholders on September 16, 2005 and Valley Forge held its annual meeting of shareholders on September 19, 2005. For more information regarding the proposals submitted at these meetings, and the results of voting regarding each of the proposals, please see Item 4 “Submission of Matters to a Vote of Security Holders” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission on October 31, 2005.
Item 5 — Other Information
None
Item 6 — Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Trademark Acknowledgements
Synergetics, the Synergetics’ logo, Malis, OMNI, Bident and Finest Energy Source for Surgery are our registered trademarks. PHOTON, DualWave, Advantage, Microserrated, Microfiber, Solution, Tru-Micro, DDMS, Krypotonite, Bullseye, and Bi-Safe product names are our trademarks. All other trademarks or tradenames appearing in the Form 10-Q are the property of their respective owners.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SYNERGETICS USA, INC.
(Registrant)

December 12, 2005
/s/ Gregg D. Scheller

Gregg D. Scheller, President and Chief Executive Officer (Principal Executive Officer)

December 12, 2005	/s/ Pamela G. Boone

Pamela G. Boone, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principle Accounting Officer)