Form 10-Q
period 2006-01-30
SYNERGETICS USA INC
filed 2006-03-15
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2006

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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐                Accelerated Filer ☐                Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of March 10, 2006 was 24,082,735 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of January 30, 2006 and July 31, 2005

	January 30, 2006	July 31, 2005

Assets
Current Assets
Cash and cash equivalents	$549,584	$1,816,823
Investment in trading securities	40,333	29,333
Accounts receivable, net of allowance for doubtful accounts of approximately $87,000 and $135,000, respectively	5,791,116	3,344,214
Notes receivable, officer-stockholder	25,707	—
Inventories	10,319,822	7,188,636
Prepaid expenses	423,074	220,903
Deferred income taxes	244,317	157,000
Other	301,204	—

Total current assets	17,695,157	12,756,909
Property and equipment, net	8,044,494	6,483,307
Goodwill	10,788,565	—
Other intangible assets, net	10,513,404	846,008
Other assets, cash value of life insurance	29,545	29,545

Total assets	$47,071,165	$20,115,769

Liabilities and Stockholders’ Equity
Current Liabilities
Lines-of-credit	$1,211,132	$235,000
Current maturities of long-term debt	953,087	276,771
Current maturities of revenue bonds payable	248,750	248,750
Accounts payable	2,067,953	1,148,082
Accrued construction costs and expenses	1,443,403	1,748,686
Income taxes payable	299,113	311,684

Total current liabilities	6,223,438	3,968,973

Long-Term Liabilities
Long-term debt, less current maturities	3,702,328	1,250,939
Revenue bonds payable, less current maturities	4,264,167	4,388,542
Deferred income taxes	2,836,811	343,000
Deferred compensation	25,519	25,519

Total long-term liabilities	10,828,825	6,008,000

Total liabilities	17,052,263	9,976,973

Stockholders’ Equity
Common stock at January 30, 2006 and July 31, 2005, $.001 par value, 50,000,000 shares authorized and $0.01667 par value, 8,000,000 shares authorized, respectively; 24,015,238 and 3,542,111 shares issued, respectively; 23,913,863 and 3,456,773 shares outstanding, respectively	24,016	59,047
Additional paid-in capital	23,249,025	4,985,936
Retained earnings	6,745,861	5,401,816

	30,018,902	10,446,799
Less: Treasury stock	—	308,003

Total stockholders’ equity	30,018,902	10,138,796

Total liabilities and stockholders’ equity	$47,071,165	$20,115,769

See Notes to Unaudited Condensed, Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
Three and Six Months Ended January 30, 2006 and January 31, 2005

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 30, 2006	January 31, 2005	January 30, 2006	January 31, 2005
Sales	$9,868,449	$5,346,962	$17,015,568	$10,321,569
Cost of sales	3,734,322	1,980,007	6,042,118	3,675,198

Gross profit	6,134,127	3,366,955	10,973,450	6,646,371

Operating expenses
Research and development	416,886	185,578	694,147	361,187
Selling, general and administrative	4,260,883	2,474,606	8,062,662	4,936,765

	4,677,769	2,660,184	8,756,809	5,297,952

Operating income	1,456,358	706,771	2,216,641	1,348,419

Other income (expense)
Interest income	5,833	—	17,550	9,718
Interest expense	(161,980)	(17,241)	(197,328)	(114,552)
Miscellaneous	(130)	2,636	(434)	—

	(156,277)	(14,605)	(180,212)	(104,834)

Income before provision for income taxes	1,300,081	692,166	2,036,429	1,243,585
Provision for income taxes	442,028	268,569	692,387	448,765

Net income	$858,053	$423,597	$1,344,042	$794,820

Earnings per share:
Basic	$0.04	$0.12	$0.08	$0.23

Diluted	$0.04	$0.12	$0.08	$0.23

Basic weighted average common shares outstanding	23,934,251	3,411,364	17,196,651	3,412,614

Diluted weighted average common shares outstanding	24,148,395	3,424,045	17,413,406	3,425,295

See Notes to Unaudited Condensed, Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended January 30, 2006 and January 31, 2005

	Six Months Ended	Six Months Ended
	January 30, 2006	January 31, 2005
Cash Flows from Operating Activities
Net income	$1,344,042	$794,820
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	612,830	486,914
Provision for doubtful accounts receivable	(33,803)	—
Stock-based compensation	446,701	—
Deferred income tax	(323)	—
Change in assets and liabilities:
(Increase) decrease in:
Receivables, net	(1,721,668)	(150,207)
Inventories	(2,205,697)	(1,788,450)
Prepaid expenses	(144,719)	116,524
Other current assets	(26,204)	24,675
(Decrease) increase in:
Accounts payable	672,185	213,288
Other accrued expenses	66,691	(540,477)
Income taxes payable	(48,284)	473,912

Net cash used in operating activities	(1,038,249)	(369,001)

Cash Flows from Investing Activities
Net decrease in notes receivable, officer-stockholder	7,050	—
Purchase of property and equipment	(2,281,779)	(443,145)
Acquisition of patents	(61,060)	(62,303)
Cash paid for reverse merger costs	(515,446)	—
Cash acquired through reverse merger	2,023,945	—
Purchases of trading securities	(11,000)	—

Net cash used in investing activities	(838,290)	(505,448)

Cash Flows from Financing Activities
Net borrowings on lines-of-credit	387,640	(220,589)
Principal payments on revenue bonds payable	(124,375)	—
Proceeds from long-term debt	1,426,952	542,395
Principal payments on long-term debt	(913,698)	(170,610)
Payments on debt incurred for acquisition of trademark	(270,111)	—
Proceeds from the exercise of stock options	102,892	—

Net cash provided by financing activities	609,300	151,196

Net decrease in cash and cash equivalents	(1,267,239)	(723,253)
Cash and cash equivalents
Beginning	1,816,823	1,540,042

Ending	$549,584	$816,789

See Notes to Unaudited Condensed, Consolidated Financial Statements.

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
     Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods, the Company uses a 21 business day per month reporting cycle. As such, the information presented in the Form 10-Q is for the three and six month periods October 28, 2005 through January 30, 2006, August 1, 2005 through January 30, 2006, October 29, 2004 through January 31, 2005 and August 1, 2004 through January 31, 2005, respectively. As such, the three month period contains 63 business days and the six month period contains 126 business days.
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 30, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2005, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2005 (the “Annual Report”).
Note 2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in the Annual Report. With the exception of the following, the Company’s significant accounting policies have not materially changed as of January 30, 2006.
     Principles of consolidation: Through the date of the reverse merger described in Note 3, the condensed consolidated financial statements included the accounts of Synergetics and its wholly owned subsidiaries: Synergetics Development Company, LLC and an 83 percent owned subsidiary, Synergetics Laser, LLC. Thereafter, the condensed consolidated financial statements include the accounts of Synergetics USA, Inc. and its wholly owned subsidiaries: Synergetics, Synergetics IP, Inc. and Synergetics Development Company, LLC. All significant intercompany accounts and transactions have been eliminated.
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
     Service revenue substantially relates to repairs of products and is recognized when the service has been completed. Revenue from license and royalty fees is recorded when earned.
     Stock-based compensation: As of August 1, 2005, Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS123(R)), became effective for the Company. The Company had previously followed Accounting Principles Board Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation” (“APB No. 25”), and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. The Company has elected to use the modified prospective transition method. Under the modified prospective transition method, an entity uses the fair values based accounting method for all director and employee awards granted, modified or settled after the effective date. As of the effective date, compensation costs related to the nonvested portion of awards outstanding as of that date are based on the grant-date fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R).
     Segment information: The Synergetics segment includes revenue and operating expenses associated with the sales of ophthalmic and neurosurgical instruments and Omni® ultrasonic aspirator. The Valley Forge segment includes revenue and operating expenses associated with the sales of bipolar electrosurgical generators. The financial results of Valley Forge have been included from September 22, 2005 through January 30, 2006.
Note 3. Reverse Merger
     On September 21, 2005, Synergetics Acquisition Corporation, a wholly owned subsidiary of Valley Forge, merged with and into Synergetics and Synergetics thereby became a wholly owned subsidiary of Valley Forge. Pursuant to the terms of the merger agreement, stockholders of Synergetics common stock received in the aggregate 15,960,648 shares of Valley Forge common stock, or 4.59 Valley Forge shares for each share of Synergetics resulting in Synergetics’ former private stockholders owning approximately 66 percent of Valley Forge’s outstanding common stock upon completion of the reverse merger. The reverse merger was accounted for as a purchase business combination with Synergetics deemed the accounting acquirer and Valley Forge’s assets acquired and liabilities assumed recorded at fair value as follows:

Assets:
Cash	$2,023,945
Accounts receivable	703,119
Inventories	925,489
Prepaid expenses and other current assets	454,451
Property and equipment	323,962
Other intangibles	10,182,533
Goodwill	10,788,565
Liabilities assumed:
Accounts payable and accrued expenses	(500,869)
Income taxes payable	(35,713)
Note payable issued in connection with Malis® trademark	(3,473,053)
Deferred income taxes	(2,496,022)

Net assets acquired	$18,896,407

     The operations of Valley Forge have been consolidated from the acquisition date. The cost to acquire Valley Forge has been preliminarily allocated to the Valley Forge assets acquired and liabilities assumed according to their estimated fair values. The preliminary allocation, which includes Synergetics transaction costs, resulted in acquired goodwill of $10,788,565, which is not deductible for tax purposes. The goodwill amount will be adjusted in future periods upon the settlement of certain contingencies which are yet to be finalized.
     The unaudited pro forma results, assuming the reverse merger with Valley Forge had occurred at the beginning of each fiscal period presented below, would have yielded the following results:

	Six Months	Six Months
	Ended	Ended
	January 30,	January 31,
	2006	2005 (1)
Net sales	$17,887,629	$12,883,755
Net income	1,178,807	614,865
Basic earnings per share	0.05	0.03
Diluted earnings per share	0.05	0.03

(1)	Prior to the reverse merger, Valley Forge had a fiscal year end of September 30 with quarterly results reported on calendar quarters. Accordingly, the unaudited pro forma condensed combined statement of income for the six months ended January 31, 2005 was derived by adding the results of the six months ended January 31, 2005 for Synergetics, Inc. and the results of the six months ended December 31, 2004, for Valley Forge (which was derived by taking the results of the year ended September 30, 2004 less the results of the nine months ended June 30, 2004 plus the results of the three months ended December 31, 2004).
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
Note 4. Distribution Agreements
     In connection with the reverse merger described in Note 3, the Company became a party to the distribution agreements described below which are in addition to its pre-merger distribution agreements:
Codman and Shurtleff, Inc. (“Codman”)
     In the neurosurgery market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 20 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson and formerly Valley Forge’s largest customer. On October 15, 2004, Valley Forge executed an agreement with Codman for the period October 1, 2004 through December 31, 2005. The agreement provided for exclusive worldwide distribution rights of Valley Forge’s existing neurosurgery products in the fields of neurocranial and neurospinal surgery until March 31, 2005, and non-exclusive rights in these fields from April 1, 2005 through December 31, 2005. On May 6, 2005, in accordance with the terms of the agreement, Valley Forge notified Codman that, effective July 15, 2005, Codman would be the non-exclusive worldwide distributor of its existing products in the fields of neurocranial and neurospinal surgery until December 31, 2005. On January 9, 2006, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories. In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of Synergetics’ Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.
     Net sales to Codman amounted to approximately $1,747,000 for the period from September 22, 2005 to January 30, 2006. This represented 10.3 percent of net sales for the six months ended January 30, 2006.
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
     There is a minimum purchase obligation that is specified by “Agreement Year.” The first Agreement Year commenced on November 11, 2004 and ended on the last day of the calendar quarter in which the first anniversary date of such inception date occurs, which was December 31, 2005. Stryker satisfied the first Agreement Year minimum. In the second and third Agreement Years, Stryker agreed to make minimum purchases of approximately $500,000 per year for commercial sale units. On or before the beginning of the last calendar quarter of the third Agreement Year, and each Agreement Year thereafter, the Company and Stryker will conduct good faith negotiations regarding the minimum purchase obligation for the next Agreement Year. Also, during the first two months of the last calendar quarter in any Agreement Year, the Company and Stryker will conduct good faith negotiations regarding changes in prices that will take effect on the first day of the ensuing Agreement Year. The Agreement also provides Stryker the right of first refusal for other generator products in pain control and in orthopedic, ENT (ear, nose and throat), craniomaxillofacial and head and neck surgery.
     Net sales to Stryker amounted to approximately $833,000 for the period from September 22, 2005 to January 30, 2006. This represented 4.9 percent of net sales for the six months ended January 30, 2006.
Note 5. Stock-Based Compensation
     In addition to the historical options outstanding for Synergetics prior to the merger, the Company has options outstanding under two existing active option plans and two terminated plans of Valley Forge. The first active plan (the “2001 Plan”) was adopted by Valley Forge on January 16, 2001 pursuant to which 345,000 shares of common stock were reserved for issuance to employees, officers and consultants of the Company. The 2001 Plan was amended with the approval of the Valley Forge stockholders on September 19, 2005 to increase the number of share awards issuable under the 2001 Plan from 345,000 to 1,345,000. There were 1,144,125 options unawarded at January 30, 2006. On September 19, 2005, the stockholders of Valley Forge voted to adopt the Valley Forge Scientific Corp. 2005 Non-Employee Directors’ Stock Option Plan and voted to authorize up to 200,000 shares issuable upon exercise of options granted thereunder. There were 140,000 options available for future grants at January 30, 2006. Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire 10 years from the date of the grant. Generally, stock options granted vest over a five year period with the exception of the Non-Employee Director options which vest immediately. All options under the Valley Forge stock option plans were valued at approximately $815,000 in the purchase price accounting allocation.
     The following table shows activity under the Company’s plans for the six months ended January 30, 2006:

	Six Months Ended January 30, 2006
		Weighted-
		Average	Weighted-
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding, beginning of period	58,500	$2.33	$2.97
Exercised prior to September 21, 2005	(20,500)	—	$3.92

Options outstanding, September 21, 2005	38,000	$4.64	$2.46
Conversion ratio applied at September 21, 2005	4.59	4.59	—

Converted options	174,420	$1.01	$2.46
Existing options assumed under the Valley Forge Stock option plan	441,500	$2.18	$1.92
For the period from September 22, 2005 through January 30, 2006:
Granted	20,000	$5.00	$4.15
Forfeited	—	—	—
Exercised	(48,500)	$2.12	$1.86

Options outstanding, end of period	587,420	$1.94	$1.62

Options exercisable end of period	474,965	$2.14	$1.79
     The following table provides information about unvested options for the six months ended January 30, 2006:

		Weighted Average Grant
	Shares	Date Value
Unvested options, beginning of period	36,834	$3.42
Vested upon change of control	11,334	$4.00
Unvested options outstanding September 21, 2005	25,500	$3.16
Conversion ratio applied at September 21, 2005	4.59
Converted options	117,045	$0.90
From September 22, 2005 through January 30, 2006:
Vested	4,590	$0.72
Unvested options, period end	112,455	$0.91

     Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three Months Ended January
	2006	2005
Proceeds of options exercised	$95,437	$0
Related tax benefit recognized	$34,718	$0
Intrinsic value of options exercised	$85,680	$0

	Six Months Ended January
	2006	2005
Proceeds of options exercised	$102,892	$0
Related tax benefit recognized	$37,758	$0
Intrinsic value of options exercised	$89,145	$0
     The following table provides information about options outstanding and exercisable options at January 30, 2006:

		Exercisable
	Options Outstanding	Options
Number	587,420	474,965
Weighted average exercise price	$1.94	$2.14
Aggregate intrinsic value	$951,719	$849,385
Weighted average contractual term	7 years	6.5 years
The weighted average remaining life for options outstanding and weighted average exercise price per share for exercisable options at January 30, 2006 were as follows:

	Options Outstanding		Exercisable Options
		Weighted Average		Weighted Average
		Remaining Contractual		Remaining Contractual
	Shares	Life (in Years)	Shares	Life (in Years)
< $1.00	61,965	4.1 years	61,965	4.1 years
$1.00 — $2.00	311,455	7.7 years	199,000	6.9 years
$2.00 — $5.00	214,000	6.7 years	214,000	6.7 years
Total	587,420	7 years	474,965	6.5 years
     There were no stock options granted during the three months ended January 30, 2006. The fair value of options granted during the six months ended January 30, 2006 was determined at the date of the grant using a Black-Scholes options-pricing model and the following assumptions:

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

Note 6: Supplemental Balance Sheets Information
Inventories

	January 30,	July 31,
	2006	2005
Raw material and component parts	$4,562,637	$2,398,238
Work-in-progress	2,132,341	1,295,976
Finished goods	3,624,844	3,494,422

	$10,319,822	$7,188,636

Property and equipment

	January 30,	July 31,
	2006	2005
Land	$729,753	$729,753
Building and improvements	5,143,716	2,568,612
Machinery and equipment	3,025,801	2,888,687
Furniture and fixtures	349,330	266,225
Software	39,734	39,734
Construction in process	885,304	1,688,355

	10,173,638	8,181,366
Less accumulated depreciation	2,129,144	1,698,059

	$8,044,494	$6,483,307

Other intangible assets
     Information regarding the Company’s other intangible assets is as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
	January 30, 2006
Patents	$711,287	$162,769	$548,518
Proprietary know-how	4,057,115	134,685	3,922,430
Licensing agreements	140,000	20,740	119,260
Trademark	5,923,196	—	5,923,196

	$10,831,598	$318,194	$10,513,404

	July 31, 2005
Patents	$588,005	$136,449	$451,556
Acquisition costs	394,452	—	394,452

	$982,457	$136,449	$846,008

     Goodwill is a result of the reverse merger transaction as fully described in Note 3 to the financial statements.
     Estimated amortization expense on other intangibles for the remaining six months of fiscal year ending July 31, 2006 and the next four years thereafter is as follows:

Years Ending July 31:	Amount

2006	$268,000
2007	475,200
2008	472,900
2009	470,100
2010	468,900

Pledged assets; short and long-term debt (excluding revenue bonds payable)
     Short-term debt as of January 30, 2006 and July 31, 2005 consisted of the following:
     Revolving Credit Facilities: Under a revolving credit facility, the Company may borrow up to $1.25 million with interest at the bank’s prime lending rate less 0.25 percent. Borrowings under this facility at January 30, 2006 and July 31, 2005 were $623,000 and $235,000, respectively. Outstanding amounts are collateralized by Synergetics’ receivables and inventory. This credit facility, initially scheduled to expire on February 15, 2006, was extended until March 15, 2006 and was replaced on March 13, 2006 by a new facility.
     On March 13, 2006, the Company entered into a new credit facility under which the Company may borrow up to $5.5 million with a graduated interest rate starting at LIBOR plus 2.25 percent and adjusting each quarter based upon the Company’s leverage ratio. Outstanding amounts are collateralized by Synergetics’ receivables and inventory. This credit facility expires on December 1, 2007. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times.
     In conjunction with the reverse merger described in Note 3, the Company assumed a line of credit with available borrowings of up to $1.0 million with interest at the bank’s prime lending rate. There were no borrowings under the facility as of January 30, 2006. The facility is unsecured and requires the Company to maintain a tangible net worth of no less than $3.4 million. This credit facility expires on March 31, 2006.
     Equipment Line of Credit: Under this credit facility, Synergetics may borrow up to $1.0 million, with interest at the bank’s prime lending rate. Outstanding amounts are secured by the purchased equipment. In October 2005, the Company signed a loan agreement consolidating the then outstanding balance on the equipment line, along with three specific notes, under one new bank note in the principal amount of $1,427,105. The Company will make principal payments of $39,642 plus interest, on a monthly basis. The effective interest rate for this note is 6.75 percent. Final payment is due on September 30, 2008. The equipment line of credit facility of $1.0 million was also renewed as of this date and expires on September 30, 2006. Borrowings under this facility at January 30, 2006 were $588,132.
     Long-term debt as of January 30, 2006 and July 31, 2005 consisted of the following:

	January 30,	July 31,
	2006	2005
Note payable to bank, due in monthly principal installments of $1,139 plus interest at prime rate plus 1% (an effective rate of 8.25% as of January 30, 2006), remaining balance due September 2007, collateralized by a second deed of trust	171,972	178,806
Note payable, due in monthly installments of $509 including interest at 4.9%, remaining balance due May 2008, collateralized by a vehicle	12,116	15,170
Note payable to bank, due in monthly principal installments of $39,642 beginning November 2005 plus interest at a rate of 6.75% remaining balance due September 30, 2008, collateralized by substantially all assets of the Company	1,268,385	—
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00%, remaining balance of $3,837,696 due December 2011, collateralized by the Malis® trademark	3,202,942	—
Note payable to bank, due in monthly installments of $3,033 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due May 7, 2007, collateralized by substantially all assets of the Company, refinanced in October 2005	$—	$63,713
Note payable to bank, due in monthly principal installments of $7,083 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due June 2008, collateralized by machinery and equipment, refinanced in October 2005	—	240,833
Note payable to bank, due in monthly principal installments of $11,300 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due September 2008, collateralized by machinery and equipment, refinanced in October 2005	—	440,696
Equipment line of credit note payable to bank, available borrowings up to $1.0 million, with interest at the bank’s prime lending rate, collateralized by applicable equipment financed, due September 30, 2005, refinanced in October 2005	—	588,492

	4,655,415	1,527,710
Less current maturities	953,087	276,771

Long-term portion	$3,702,328	$1,250,939

Note 7. Related Party Transactions
     Notes receivable, officer-stockholder represents various loans made during and before 2001 to a principal stockholder, director and officer of the Company. The notes bear interest at rates of 4.83 percent to 6.97 percent and are payable in either quarterly installments of $3,525 or annual installments of $14,100 until the principal and accrued interest have been repaid. The notes are partially collateralized by 5,833 shares of the Company’s common stock. At January 30, 2006, notes receivable, officer-stockholder totaled $25,707. As of January 30, 2006, all notes are current.
Note 8. Commitments and Contingencies
     The estimated remaining commitment applicable to construction in progress on the O’Fallon, Missouri facility, to be incurred subsequent to January 30, 2006, was approximately $140,000. This amount represents the release of the final retainage.
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
     On October 19, 2005, IRIDEX Corporation filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement of the IRIDEX Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding”. IRIDEX alleges that Synergetics’ Quick Disconnect Laser Probes and adapter infringe its patent. It seeks damages, including treble damages, and injunctive relief. On November 30, 2005, the Company filed its answer in this lawsuit and asked the court to declare that its products do not infringe the IRIDEX patent. In addition, the Company countersued IRIDEX alleging that it engaged in false advertising, commercial disparagement, trade libel, injurious falsehood and unfair competition under the Federal Lanham Act and applicable Missouri common law. The counterclaim also includes a count of defamation. The claims primarily relate to alleged false or misleading statements and publications by IRIDEX and its representatives with respect to the Company’s laser adapters and laser probes. Management is not able at this time to predict the ultimate effect of this litigation, if any, on the Company’s financial position, results of operations, or cash flows.
     On January 10, 2006, Synergetics filed a suit in United States District Court, Eastern District of Pennsylvania against Innovatech and Peregrine for infringement of U.S. Patent No. 6,984,230. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd. and Innovatech Surgical, Inc., Case No. 2:06-CV-00107. The suit against Innovatech and Peregrine arises out of defendant’s sale, use and manufacture of a laser probe that is alleged to infringe Synergetics’ patent. Synergetics seeks damages and injunctive relief in this action. The defendants have asserted by way of affirmative defenses or counterclaims, inter alia, that they do not infringe the patent, that the patent in the suit is invalid and that Synergetics engaged in inequitable conduct rendering the patent unenforceable. Innovatech also counterclaimed for alleged violations of the Federal Lanham Act. Synergetics does not believe the patent is invalid or that it engaged in inequitable conduct or conduct that violated the Federal Lanham Act, and intends to vigorously prosecute this litigation and defend the counterclaim. Management is not able at this time to predict the ultimate effect of this litigation, if any, on the Company’s financial position, results of operations, or cash flows.
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

	Synergetics	Valley Forge	Consolidated
	Three Months Ended January 30, 2006
Net sales	$7,663,964	$2,204,485	$9,868,449
Operating income	897,779	558,579	1,456,358
Identifiable assets	23,257,493	23,813,672	47,071,165

	Three Months Ended January 31, 2005
Net sales	$5,346,962	$—	$5,346,962
Operating income	706,771	—	706,771
Identifiable assets	15,566,753	—	15,566,753

	Synergetics	Valley Forge	Consolidated
	Six Months Ended January 30, 2006
Net sales	$14,054,835	$2,960,733	$17,015,568
Operating income	1,553,511	663,130	2,216,641
Identifiable assets	23,257,493	23,813,672	47,071,165

	Six Months Ended January 31, 2005
Net sales	$10,321,569	$—	$10,321,569
Operating income	1,348,419	—	1,348,419
Identifiable assets	15,566,753	—	15,566,753

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty exists with respect to: the effects of local and national economic, credit and capital market conditions on the economy in general, and on the medical device industry in particular, and the effects of foreign exchange rates and interest rates; the ability to timely and cost-effectively integrate the operations of Synergetics, Inc., now a wholly owned subsidiary of the Company, and Valley Forge Scientific Corp.; the ability to realize the synergies and other perceived advantages resulting from our recently completed merger; the ability to attract and retain key personnel; the ability to meet all existing and new U.S. FDA requirements and comparable non-U.S. medical device regulations in jurisdictions in which the Company conducts its business; the ability to successfully execute our business strategies; the extent and timing of market acceptance of new products or product indications; the ability to procure, maintain, enforce and defend our patent and proprietary know how; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; the ability to continue to increase customer loyalty; the ability to recoup costs of capital investments through higher revenues; the effects of environmental and structural building conditions relating to the Company’s properties; acts of war and terrorism incidents and the effects of operating and market competition.
     Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all facts that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended July 31, 2005.
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
     The Company is currently the exclusive distributor of the Sonopet Omni® (“Omni®”) ultrasonic aspirator used for tumor removal, bone removal and resection. Until December 1, 2005, our exclusive distribution territory consisted of the United States and Canada.

Beginning December 1, 2005, we have exclusive distribution rights, which include Australia and New Zealand, most of Europe with the exception of Spain and Portugal, Latin America and the northern part of South America. During the second quarter of 2006, the manufacturer of the Omni’s regulatory auditors recommended that its CE mark be extended to the OMNI®. Therefore, the Company has the ability to market the OMNI and accessories in the European Union and other countries that accept the CE certification. In addition to our efforts to expand the installed base of Omni® units, we are working to expand our disposables and follow-on product offerings. Working jointly with leading neurosurgeons, we have developed, are in the process of obtaining patents for and are manufacturing proprietary disposable ultrasonic tips and tubing sets for use with the Omni® ultrasonic aspirator. We expect these new offerings will expand and enhance the Omni® product category.
     We anticipate that the combination of Synergetics and Valley Forge should strategically position us for future growth of our neurosurgical product line, and we expect that the relative revenue contribution of our neurosurgical products will rise in 2006 as a result of the combination. On October 12, 2005, we exercised our option with respect to the Malis® trademark, a trademark that is widely recognized and respected in the neurosurgery field. On October 17, 2005, we announced our Malis® AdvantageTM, a fourth generation, multifunctional bipolar electrosurgical generator, along with new proprietary single-use, hand-switching instruments, at the 2005 Annual Meeting of the Congress of Neurological Surgeons in Boston, Massachusetts. The new generator will represent a significant advancement in technology and performance and may replace other surgical tools in certain applications, such as monopolar electrosurgical systems and lasers. The Malis® AdvantageTM is expected to be released for market testing shortly. During the second quarter of 2006, the Company’s regulatory auditors have recommended that Synergetics, Inc.’s CE mark be extended to the electrosurgical generators manufactured by Synergetics USA, Inc. Therefore, the Company has the ability to market its electrosurgical generators and accessories in the European Union and other countries that accept the CE certification.
     The Company’s business strategy has been, and is expected to continue to be, the development and marketing of new technologies for the ophthalmic surgery and neurosurgery markets. New products, which management defines as products introduced within the prior 24-month period, accounted for approximately 23.6 percent of total sales for the Company for the six months ended January 30, 2006, approximately $4.0 million. In addition, approximately $3.0 million of total net sales for the Company for the six months ended January 30, 2006 was from the net sales of bipolar electrosurgical generators, pain control generators, BidentTM generators, and disposables sales from the former Valley Forge. For the six months ended January 31, 2005, new products accounted for approximately 18.4 percent of total net sales for Synergetics, or approximately $1.9 million. This growth in the percentage of sales associated with new products was primarily in our capital equipment products both in the ophthalmic and neurosurgery markets. Synergetics’ past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by Synergetics. Since August 1, 2005, Synergetics has introduced eleven new products to the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.
     In addition to the approximately $3.0 million of total net sales from the former Valley Forge, volume and mix improvements contributed to the sales growth for the Company during the six months ended January 30, 2006 and January 31, 2005. Ophthalmic procedures volume, particularly retina procedures, on a global basis continues to rise at an estimated 5 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in surgical procedure volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgery market.
     During the fiscal quarter ended January 30, 2006, we had net sales of $9.9 million, which generated $6.1 million in gross profit, operating income of $1.5 million and net income of $858,053, or $0.04 earnings per share. During the six months ended January 30, 2006, we had net sales of $17.0 million, which generated $11.0 million in gross profit, operating income of $2.2 million and net income of $1.3 million, or $0.08 earnings per share. The financial results of Valley Forge and the shares issued in the reverse merger have only been included from the day following the date of the consummation of the merger through the end of the six months ended January 30, 2006. The Company had $549,584 in cash and cash equivalents and $10.4 million in interest-bearing debt and revenue bonds as of January 30, 2006. For the six months ended January 30, 2006, we used $1.0 million in cash to fund operations and $838,290 in investing activities, partially offset by $609,300 provided by financing activities. We anticipate that cash flows from operations, together with available borrowings under our existing credit facilities will be sufficient to meet our working capital, capital expenditure and debt service needs. If investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow it to obtain additional capital, if necessary.

Our Business Strategy
     Our goal is to become a global leader in the development, manufacture and marketing of precision engineered microsurgical instruments, capital equipment and devices for use in vitreoretinal surgery and neurosurgical applications and to grow our product lines in other specialty surgical markets. Our recent combination of the businesses of Valley Forge and Synergetics is a significant component of our strategy toward achieving these goals. Our strategy includes:
•	Introducing new technology that can be easily differentiated from our competition by capitalizing on our combined successes in delivering minimally invasive products that enable concentrated application to a surgical area with decreased impact beyond the specific desired surgical effects, resulting in improved recovery times and shorter hospital stays;
•	Identifying microsurgical niches that may offer the prospect for substantial growth and higher profit margins that allow us an opportunity to build upon our existing technologies, such as expanding the use of our products in ENT (ear, nose and throat), plastic surgery and other forms of microsurgery;
•	Accelerating our international (including Canada) growth by continuing to build on our recent successes supported by Valley Forge’s long-established relationships and reputation in global markets;
•	Combining the breadth and depth of knowledge, experience and resources in Valley Forge’s and Synergetics’ existing research and development groups to form a new combined research and development capability aligned to deliver precision engineered instruments based on our own proprietary technologies and innovations;
•	Branding and marketing a substantial portion of our neurosurgical products with the Malis® trademark;
•	Developing hybrid direct sales/independent sales agent distribution channels to assure that our products and benefits are seen by those making or influencing the purchasing decisions;
•	Marketing our new state-of-the-art multifunctional bipolar electrosurgical system, known as the Malis® AdvantageTM, with our new proprietary single use hand-switching bipolar instruments including enhanced features and functionality to expand the array of procedures they are designed to perform;
•	Growing our disposables revenue stream by focusing on the development of a full offering of disposable adjuncts, such as instruments, adapters and fiber optics, to our capital equipment offerings and emphasizing disposables designed to eliminate hospital repair costs and minimize patient-to-patient disease transfer;
•	Expanding the use of our new multifunctional bipolar electrosurgical generator, which will be marketed as the Malis® AdvantageTM, into other surgical markets as its increased power and functionality allows the surgeon to perform functions similar to traditional monopolar systems, without the inherent safety limitations; and
•	Exploring opportunities for growth through strategic partnering with other companies with complimentary products and technologies to facilitate strategic growth in our defined niche markets, such as our current relationship with Stryker Corporation.

Results of Operations
     The business combination of Synergetics and Valley Forge was accounted for as a reverse merger, and as such, the Company is reporting the financial results of Synergetics as the accounting acquiror in the merger, together with the financial results of Valley Forge for the period September 22, 2005 through January 30, 2006. As a result, management’s discussion and analysis of financial condition and results of operations for the periods set forth below reflects the effect of the combination of Synergetics and Valley Forge, which was consummated on September 21, 2005. Also, in conjunction with the merger, we started to operate in two distinct business segments based on the types of products sold. The Synergetics segment includes our ophthalmic and neurosurgical instruments, other than bipolar electrosurgical generators, and Omni® ultrasonic aspirators. The Valley Forge segment is comprised of our bipolar electrosurgical generators.
Three Month Period Ended January 30, 2006 Compared to Three Month Period Ended January 31, 2005
Net Sales
     The following table presents net sales by segment (dollars in thousands):

	Quarter Ended January
	2006	2005	% Increase
Synergetics:
Ophthalmic	$5,858	$4,427	32.3%
Neurosurgery	1,806	920	96.3%
Valley Forge:	2,204	—	N/M

	$9,868	$5,347	84.6%

For 2006, this information is for the quarter ended January 30, and for 2005, the quarter ended January 31.

N/M — Not meaningful.
     Ophthalmic sales growth was led by continued growth in sales of Synergetics’ core technology areas of instruments and illumination. When comparing neurosurgery net sales of Synergetics during the second fiscal quarter of 2006 to the second fiscal quarter of 2005, 2006 sales are 96.3 percent greater than 2005 sales, primarily attributable to the sales in the core technology area of power ultrasonic aspirators and related disposables. Included in the sales of $2,204,000 from Valley Forge is $311,000 of royalty income from Codman. The mix of capital equipment to disposable product sales for the combined Company is approximately 45% and 55%, respectively. We expect that sales of products in these core technologies will have a positive impact on net sales for the remainder of fiscal 2006. In addition, we anticipate that the positive effects of the Malis® AdvantageTM will begin to be reflected in operations in the fourth fiscal quarter of 2006.
     The following table presents national and international net sales (dollars in thousands):

	Quarter Ended January
	2006	2005	% Increase
United States — Synergetics	$5,564	$3,895	42.8%
United States — Valley Forge	2,204	—	N/M
International — Synergetics (including Canada)	2,100	1,452	44.6%

	$9,868	$5,347	84.6%

For 2006, this information is for the quarter ended January 30, and for 2005, the quarter ended January 31.

N/M — Not meaningful.

Gross Profit
     Gross profit as a percentage of net sales was 62.2 percent in the second quarter of fiscal 2006 compared to 63.0 percent for the same period in fiscal 2005. Gross profit as a percentage of net sales from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 decreased approximately one percentage point, primarily as a of result of a change in mix of sales toward OEM capital equipment sales which generate lower margins, offset by royalty payments received from Codman during the second quarter of fiscal 2006 which were not required during the second quarter of fiscal 2005.
Operating Expenses
     Research and development (“R&D”) as a percentage of net sales was 4.2 percent and 3.5 percent for the second quarter of fiscal 2006 and 2005, respectively. R&D costs increased to $416,886 in the second quarter of fiscal 2006 from $185,578 in the same period in fiscal 2005, reflecting not only an increase in spending on active projects focused on areas of strategic significance, but also approximately $190,000 in R&D for the former Valley Forge. Synergetics’ pipeline included approximately 40 active, major projects in various stages of completion as of January 30, 2006. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company expects over the next few years to invest in R&D at a rate ranging from approximately 4.0 percent to 6.0 percent of net sales.
     Selling, general and administrative expenses (“SG&A”) increased by $1,786,277 to $4,260,883 during the second quarter of fiscal 2006 as compared to $2,474,606 during the second quarter of fiscal 2005. However, the percentage of SG&A to net sales decreased from 46.2 percent for the second quarter of fiscal 2005 to 43.2 percent for the second quarter of fiscal 2006 as sales rose more quickly than SG&A expenditures. Selling expenses, which consist of salaries and commissions, the largest component of SG&A, increased approximately $550,000 to $1.9 million, or 19.3 percent of net sales, for the second quarter of fiscal 2006, compared to $1.4 million, or 26.2 percent of net sales, for the second quarter of fiscal 2005. In addition, direct selling expenses and advisory director fees increased $310,000. The increase was also impacted by approximately $717,000 of SG&A for the former Valley Forge. General and administrative headcount increased approximately 22.7 percent, which resulted in an increase in other costs of approximately $210,000 in the second quarter of fiscal 2006, as compared to the second quarter of fiscal 2005. The Company expects to realize synergies from the Valley Forge/Synergetics merger over the next 18 months, which may be partially offset by ongoing expenses related to the integration of the two companies.
Other Expense
     Other expenses for the second quarter of fiscal 2006 increased 970.0 percent to $156,277 from $14,605 for the second quarter of fiscal 2005. The increase was due primarily to increased interest expense on the note payable to the estate of Dr. Malis and increased borrowings of the working capital line due to working capital needs during the quarter.
Operating Income, Income Taxes and Net Income
     Operating income for the second quarter of fiscal 2006 increased 106.1 percent to $1.5 million from $706,771 in the comparable 2005 fiscal period. The increase in operating income was primarily the result of approximately $559,000 in operating income contributed from the Valley Forge merger.
     Synergetics’ effective tax rate was 34.0 percent for the second fiscal quarter of 2006 as compared to 38.8 percent for the second fiscal quarter of 2005. The decrease was due primarily to research and experimentation credit expectations for the fiscal year ending July 31, 2006.
     Net income increased by $434,456 to $858,053; or 97.5% from $423,597 for the second quarter of fiscal 2006, as compared to the same 2005 period. The growth in net income was primarily the result of approximately $330,000 in net income contributed from the Valley Forge merger. Basic and diluted earnings per share for the first quarter of fiscal 2006 decreased to $0.04 from $0.12 for the second quarter of fiscal 2005. The decrease in earnings per share was the result of issuing 15,960,648 shares in the merger of Synergetics and Valley Forge. These shares were counted as outstanding for the full 63 business days during second fiscal quarter of 2006. Basic weighted-average shares outstanding increased from 3,411,364 to 23,934,251.

Six Month Period Ended January 30, 2006 Compared to Six Month Period Ended January 31, 2005
Net Sales
     The following table presents net sales by segment (dollars in thousands):

	Six Months Ended January
	2006	2005	% Increase
Synergetics:
Ophthalmic	$11,212	$8,245	36.0%
Neurosurgery	2,843	2,077	36.9%
Valley Forge	2,961	—	N/M

	$17,016	$10,322	64.9%

For 2006, this information is for the six months ended January 30, and for 2005, the six months ended January 31. This tabular information also reflects the net sales of Valley Forge for the period September 22, 2005 through January 30, 2006.

N/M — Not meaningful.
     Ophthalmic sales growth was led by continued growth in sales of Synergetics’ core technology areas of instruments and illumination. When comparing neurosurgery net sales of Synergetics during the first six months of fiscal 2006 to the first six months of fiscal 2005, 2006 sales are 36.9 percent greater than 2005 sales, primarily attributable to the sales in the core technology area of power ultrasonic aspirators and related disposables. Included in the sales of $2,961,000 from Valley Forge is $311,000 of royalty income from Codman. The mix of capital equipment sales to disposable products sales for the combined Company is approximately 43% and 57%, respectively. We expect that sales of products in these core technologies will have a positive impact on net sales for the remainder of fiscal 2006. In addition, we anticipate that the positive effects of the Malis® AdvantageTM will begin to be reflected in operations in the fourth fiscal quarter of 2006.
     The following table presents national and international net sales (dollars in thousands):

	Six Months Ended January
	2005	2004	% Increase
United States — Synergetics	$10,415	$7,902	31.8%
United States — Valley Forge	2,961	—	N/M
International — Synergetics (including Canada)	3,640	2,420	50.4%

	$17,016	$10,322	64.9%

For 2006, this information is for the six months ended January 30, and for 2005 the six months ended January 31. This tabular information also reflects the net sales of Valley Forge for the period September 22, 2005 through January 30, 2006.

N/M — Not meaningful.

Gross Profit
     Gross profit as a percentage of net sales was 64.5 percent in the first six months of fiscal 2006 compared to 64.4 percent for the same period in fiscal 2005. Gross profit as a percentage of net sales for the first six months of fiscal 2005 compared to the first six months of fiscal 2006 was relatively flat.
Operating Expenses
     R&D as a percentage of net sales was 4.1 percent and 3.5 percent for the first six months of fiscal 2006 and 2005, respectively. R&D costs increased to $694,147 in the first six months of fiscal 2006 from $361,187 in the same period in fiscal 2005, reflecting increased spending on active projects focused on areas of strategic significance. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company expects over the next few years to invest in R&D at a rate ranging from approximately 4.0 percent to 6.0 percent of net sales.
     SG&A increased by $3,125,897 during the first six months of fiscal 2006 and as a percentage of net sales was 47.4 percent for the first six months of fiscal 2006, compared to 47.8 percent for the first six months of fiscal 2005. Selling expenses, which consist of salaries and commissions, the largest component of SG&A, increased approximately $915,000 to $3.8 million, or 22.4 percent of net sales, for the first six months of fiscal 2006, compared to $2.8 million, or 27.3 percent of net sales, for the first six months of fiscal 2005. In addition, general legal fees increased by $337,000, we recorded compensation expense associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), of $99,000 and direct selling expenses and advisory director fees increased by $310,000. The increase was also impacted by approximately $973,000 of SG&A for the former Valley Forge. General and administrative headcount increased approximately 22.7 percent which resulted in an increase in other costs of approximately $490,000 in the first six months of fiscal 2006, as compared to the first six months of fiscal 2005. The Company expects to realize synergies from the Valley Forge/Synergetics merger over the next 18 months, which may be partially offset by ongoing expenses related to the integration of the two companies.
Other Expense
     Other expense for the first six months of fiscal 2006 increased 71.9 percent to $180,212 from $104,834 for the first six months of fiscal 2005. The increase was due primarily to increased interest expense on the note payable to the estate of Dr. Malis and increased borrowings of the working capital line due to working capital needs during the quarter.
Operating Income, Income Taxes and Net Income
     Operating income for the first six months of fiscal 2006 increased 64.4 percent to $2.2 million from $1.3 million in the comparable 2005 fiscal period. The increase in operating income was primarily the result of approximately $663,000 in operating income contributed from the Valley Forge merger.
     Synergetics’ effective tax rate was 34.0 percent for the first six months of fiscal 2006 as compared to 36.1 percent for the first six months of fiscal 2005. The decrease was due primarily to research and experimentation credit expectations for the fiscal year ending July 31, 2006.
     Net income increased to $1.3 million from $794,820 for the first six months of fiscal 2006, as compared to the same 2005 period. The growth in net income was primarily the result of approximately $555,000 in net income contributed from the Valley Forge merger. In addition, other expense increased approximately $75,000 and income tax expense increased $245,000 despite the decrease in the effective tax rate due to the increase in income before income tax provision. Basic and diluted earnings per share for the first six months of fiscal 2006 decreased to $0.08 from $0.23 for the first six months of fiscal 2005. The decrease in earnings per share was the result of issuing 15,960,648 shares in the merger of Synergetics and Valley Forge. These shares were counted as outstanding for 99 business days during the first six months of fiscal 2006. Therefore, basic weighted-average shares outstanding increased from 3,412,614 to 17,196,651.

Liquidity and Capital Resources
     The Company had $594,584 in cash and cash equivalents and total interest-bearing debt and revenue bonds payable of $10,379,464 as of January 30, 2006.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At January 30, 2006, the Company had 54 days of sales outstanding for the three month period ending January 30, 2006 (annualized) in accounts receivable, favorable to July 31, 2005 by two days. The Company utilized the three month period as it included a full reporting period of sales from the merged companies.
     At January 30, 2006, the Company had 95 days sales in inventory on hand, favorable to July 31, 2005 by 25 days. The 95 days sales in inventory on hand at January 30, 2006 is at the low end of the Company’s anticipated levels of 100 to 110 days sales in inventory. In terms of inventory stated on a cost basis, we have 252 days of inventory on hand at January 30, 2006 as compared to 317 days at July 31, 2005. This decrease is due to the mix of inventory on hand being less capital equipment intensive at the end of the quarter. The Company utilized the three month period as it included a full reporting period of sales from the merged companies. Management believes that meeting the customer expectations regarding delivery times is important to its growth strategy.
     Cash flows used in operating activities were $1,038,249 for the six months ended January 30, 2006, compared to cash flows used in operating activities of $369,001 for the comparable fiscal 2005 period. The increase in cash used of $669,248 was attributable to net usage increase applicable to accounts receivable of $1,571,461 and inventories of $417,247. Accounts receivable changes were due to the increased sales volume especially in January, the last month of the quarter. Inventories build-up was to support such sales growth. Such increases were partially offset by cash provided by greater net income of approximately $549,222, an increase in accounts payable of $458,897 and other net working capital and other adjustments components of approximately $311,341.
     Cash flows used by investing activities were $838,290 for the six months of fiscal 2006, compared to cash used of $505,448 for the comparable fiscal 2005 period. During the six months ended January 30, 2006, the Company paid $61,060 in cash for the acquisition of patents, compared to $62,303 for the comparable 2005 period. Cash additions to property and equipment during the six months ended January 30, 2006 were $2,281,779 compared to $443,145 for the six months of fiscal 2005. Increases in fiscal 2006 were primarily to support the facility expansion at the Company’s manufacturing facility in O’Fallon, Missouri. Cash acquired through the reverse merger with Valley Forge was approximately $2.0 million. In addition, the Company paid acquisition costs in connection with such reverse merger of $515,446 in the six months ended January 30, 2006 that were not applicable to the six months ended January 31, 2005. Other net uses of cash in investing activities was $3,950.
     Cash flows provided by financing activities were $609,300 for the six months ended January 30, 2006, compared to cash provided by financing activities of $151,196 for the six months ended January 31, 2005. The increase of $458,104 was applicable primarily to increased in borrowings on the lines-of-credit of $387,640 and net proceeds of long-term debt of $513,254 offset by the down payment and quarterly principal payments of $270,111 on the note payable to the estate of the late Dr. Leonard I. Malis for the acquisition of the Malis® trademark and regularly scheduled payments of $124,375 on the revenue bonds payable. The increase was supplemented by the proceeds from stock option exercises of $102,892.
     The Company had the following committed financing arrangements as of January 30, 2006:
     Revolving Credit Facilities: Under the Company’s prior revolving credit facility, the Company could borrow up to $1.25 million at an interest rate of the lender’s prime lending rate less 0.25 percent. Borrowings under this facility at January 30, 2006 were $623,000. Outstanding amounts were secured by the Company’s receivables and inventory. This credit facility, initially scheduled to expire on February 15, 2006, was extended until March 15, 2006 and replaced on March 13, 2006 by a new facility.
     On March 13, 2006, the Company entered into a new credit facility under which the Company may borrow up to $5.5 million with a graduated interest rate starting at LIBOR plus 2.25 percent and adjusting each quarter based upon our leverage ratio. Outstanding amounts are collateralized by Synergetics’ receivables and inventory. This credit facility expires on December 1, 2007. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times.

     In addition, we have a line of credit of $1.0 million at an interest rate of the lender’s prime lending rate. There were no borrowings under this facility at January 30, 2006. Outstanding amounts are unsecured. The facility requires us to have a tangible net worth of no less than $3,400,000, which we exceeded at January 30, 2006. This credit facility will expire on March 31, 2006.
     Equipment Line of Credit: Under this credit facility, Synergetics may borrow up to $1.0 million, at an interest rate of the lender’s prime lending rate. Outstanding amounts are secured by the equipment purchased under this line. In October 2005, the Company signed a loan agreement consolidating the then outstanding balance on the equipment line, along with three specific notes, under one new bank note in the principal amount of $1,427,105. The Company will make principal payments of $39,642 plus interest, on a monthly basis. The effective interest rate for this note is 6.75 percent. Final payment is due on September 30, 2008. The equipment line of credit facility of $1.0 million was also renewed as of this date and expires on September 30, 2006. Borrowings under this facility at January 30, 2006 were $588,132.
     Management believes that cash flows from operations, together with available borrowing under its existing credit facilities will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs. If investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow it to obtain additional capital, if necessary.
Critical Accounting Policies
     The Company’s critical accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2005. In the first six months of fiscal 2006, the following significant accounting policies were changed as a result of the reverse merger with Valley Forge:
     Principles of consolidation: Through the date of the reverse merger described in Note 3, the condensed consolidated financial statements included the accounts of Synergetics and its wholly owned subsidiaries: Synergetics Development Company, LLC and an 83 percent owned subsidiary, Synergetics Laser, LLC. Thereafter, the condensed consolidated financial statements include the accounts of Synergetics USA, Inc. and its wholly owned subsidiaries: Synergetics, Synergetics IP, Inc. and Synergetics Development Company, LLC. All significant intercompany accounts and transactions have been eliminated.
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
     Service revenue substantially relates to repairs of products and is recognized when the service has been completed. Revenue from license and royalty fees is recorded when earned.
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
     Segment information: The Synergetics segment includes revenue and operating expenses associated with the sales of ophthalmic and neurosurgical instruments and Omni® ultrasonic aspirator. The Valley Forge segment includes revenue and operating expenses associated with the sales of bipolar electrosurgical generators. The financial results of Valley Forge have been included from September 22, 2005 through January 30, 2006.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     At January 30, 2006, the Company had two revolving credit facilities and an equipment line of credit facility in place. The Company’s $1.25 million revolving credit facility had an outstanding balance of $623,000 at January 30, 2006 and its equipment line of credit facility had an outstanding balance of $588,132 at January 30, 2006. The Company’s $1.0 million line of credit had no outstanding balance at January 30, 2006. The equipment line of credit facility and the $1.0 million line of credit bear interest at the bank’s prime lending rate. The $1.25 million revolving credit facility bears interest at the lender’s prime lending rate less 0.25%. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $24,000. On March 13, 2006, the Company entered into a new credit facility replacing its $1.25 million revolving credit facility. Under its new credit facility, the Company may borrow up to $5.5 million with a graduated interest rate starting at LIBOR plus 2.25 percent and adjusting each quarter based upon the Company’s leverage ratio. The Company does not perform any interest rate hedging activities related to its credit facilities.
     Additionally, the Company has exposure to foreign currency fluctuation through export sales to international accounts. As only approximately 5 percent of our sales revenue is denominated in foreign currencies, we estimate that a change in the relative strength of the U.S. dollar to foreign currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to foreign currency.
Item 4 — Controls and Procedures
     We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of January 30, 2006. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of January 30, 2006, the period covered by this report, because of a material weakness in the Company’s internal control over financial reporting described more fully below.
     Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is a deficiency in an internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. All internal controls systems, no matter how well-designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     In the course of the annual audit of Synergetics’ fiscal year ended July 31, 2005, management concluded that there was a deficiency in its internal control relating to inventory. This control deficiency, which management determined to be a material weakness, relates to Synergetics’ accounting system not being properly updated for raw materials purchased throughout the period, resulting in incorrect average prices and an incorrect value of inventory recorded in its accounting records. Because the accounting system is not being updated properly, the perpetual inventory required substantial adjustment at year-end. The Company has hired a qualified production planning manager and is in the process of evaluating manual procedures to promptly and routinely update price changes applicable to raw materials (and other inventories) purchased. In addition, the Company is in the process of updating its Enterprise Resource Planning (ERP) System which will allow the changes in raw materials prices to be appropriately tracked through the accounting system. Such new procedures and updated ERP system will result in more accurate and reliable interim and year-end financial information with respect to inventories and cost of goods sold and should enable the Company to avoid unexpected significant adjustments related to this process at period-end.
     The Company made changes in its internal control over financial reporting to incorporate Valley Forge’s financial reporting into Synergetics Inc.’s financial reporting including a change in the accounting and finance reporting structure during the first six months of the fiscal year covered by this report. No other changes were made that would materially affect the internal control over financial reporting.

Part II — Other Information
Item 1 — Legal Proceedings
     On February 11, 2004, Synergetics, the Company’s wholly owned subsidiary, filed an action against two ex-employees, which alleged that the defendants, among other things, misappropriated trade secrets, intentionally interfered with Synergetics’ business relationships and breached confidentiality agreements. Subsequently, Synergetics filed an amended complaint adding claims of fraud and breach of fiduciary duty. The suit was brought in the United States District Court, Eastern District of Missouri and was captioned Synergetics, Inc. v. Charles Richard Hurst, Jr. and Michael McGowan, Case No. 4:04-CV-318DDN. After the court transferred defendants’ counterclaim for tortious interference to New Jersey (where it was subsequently dismissed by defendants), the trial began on September 12, 2005. On September 20, 2005, the jury found Hurst and McGowan had intentionally interfered with Synergetics’ business relationships and further found that Hurst and McGowan had misappropriated trade secrets, breached confidentiality agreements and breached fiduciary duties, including the duty of loyalty. The jury awarded the Company $1,759,165 in compensatory damages and $586,388 in punitive damages. Defendants moved the Court to dismiss the case on legal grounds and/or reduce the amount of the jury verdict, and the Company has additionally requested an injunction against the defendants. On December 9, 2005, the court entered judgment consistent with the jury’s findings, awarded injunctive relief and denied the motion of defendants to reduce the verdict. On January 9, 2006, defendants filed a notice of appeal. Proceedings in the appeal are on-going.
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
     On October 19, 2005, IRIDEX Corporation filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement. This suit is captioned IRIDEX Corporation v. Synergetics USA, Inc., Case No. 4:05V1916CDP. IRIDEX Corporation filed suit against the Company for infringement of the IRIDEX Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding.” IRIDEX alleges that Synergetics’ Quick Disconnect Laser Probes and adapter infringe its patent. It seeks damages, including treble damages and injunctive relief. On November 30, 2005, the Company filed its answer in this lawsuit and asked the court to declare that its products do not infringe the IRIDEX patent. In addition, the Company countersued IRIDEX alleging commercial disparagement, trade libel, injurious falsehood and unfair competition under the Federal Lanham Act and applicable Missouri law. The counterclaim also includes a count of defamation. These claims primarily relate to alleged false or misleading statement and publications by IRIDEX and its representatives with respect to the Company’s laser adapters and laser probes. Litigation in this matter is ongoing.
     On January 10, 2006, Synergetics filed a suit in United States District Court, Eastern District of Pennsylvania against Innovatech and Peregrine for infringement of U.S. Patent No. 6,984,230. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd. and Innovatech Surgical, Inc., Case No. 2:06-CV-00107. The suit against Innovatech and Peregrine arises out of defendant’s sale, use and manufacture of a laser probe that is alleged to infringe Synergetics’ patent. Synergetics seeks damages and injunctive relief in this action. The defendants have asserted by way of affirmative defenses or counterclaims, inter alia, that they do not infringe the patent, that the patent in the suit is invalid and that Synergetics engaged in inequitable conduct rendering the patent unenforceable. Innovatech also counterclaimed for alleged violations of the Federal Lanham Act. Synergetics does not believe the patent is invalid or that it engaged in inequitable conduct or conduct that violated the Federal Lanham Act, and intends to vigorously prosecute this litigation and defend the counterclaim.
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
     In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operation and liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of January 30, 2006, the Company has no litigation reserves recorded.
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
None
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
Trademark Acknowledgements
Synergetics, the Synergetics’ logo, Malis, OMNI, Bident and Finest Energy Source for Surgery are our registered trademarks. PHOTON, DualWave, COAG, Advantage, Microserrated, Microfiber, Solution, Tru-Micro, DDMS, Krypotonite, Bullseye, Spetzler Claw, Spetzler Micro Claw, Spetzler Open Angle Micro Claw, Spetzler Barracuda, Spetzler Pineapple and Bi-Safe product names are our trademarks. All other trademarks or tradenames appearing in the Form 10-Q are the property of their respective owners.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SYNERGETICS USA, INC.
(Registrant)

March 15, 2006	/s/ Gregg D. Scheller

Gregg D. Scheller, President and Chief
Executive Officer (Principal Executive
Officer)

March 15, 2006	/s/ Pamela G. Boone

Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)