Form 10-Q
period 2006-04-30
SYNERGETICS USA INC
filed 2006-06-13
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of June 9, 2006 was 24,179,722 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of April 30, 2006 and July 31, 2005

	April 30, 2006	July 31, 2005
Assets
Current Assets
Cash and cash equivalents	$501,678	$1,816,823
Investment in trading securities	45,833	29,333
Accounts receivable, net of allowance for doubtful accounts of approximately $159,000 and $135,000, respectively	6,086,797	3,344,214
Notes receivable, officer-stockholder	22,182	—
Inventories	11,986,066	7,188,636
Prepaid expenses	562,468	220,903
Deferred income taxes	273,000	157,000
Other	308,279	—

Total current assets	19,786,303	12,756,909
Property and equipment, net	8,173,320	6,483,307
Goodwill	10,767,278	—
Other intangible assets, net	10,455,291	846,008
Other assets, cash value of life insurance	29,545	29,545

Total assets	$49,211,737	$20,115,769

Liabilities and Stockholders’ Equity
Current Liabilities
Lines-of-credit	$1,890,497	$235,000
Current maturities of long-term debt	959,951	276,771
Current maturities of revenue bonds payable	248,750	248,750
Accounts payable	1,735,687	1,148,082
Accrued expenses	1,701,603	1,748,686
Income taxes payable	494,617	311,684
Deferred revenue	8,800	—

Total current liabilities	7,039,905	3,968,973

Long-Term Liabilities
Long-term debt, less current maturities	3,459,735	1,250,939
Revenue bonds payable, less current maturities	4,201,979	4,388,542
Deferred income taxes	2,956,000	343,000
Deferred compensation	—	25,519

Total long-term liabilities	10,617,714	6,008,000

Total liabilities	17,657,619	9,976,973

Stockholders’ Equity
Common stock at April 30, 2006 and July 31, 2005, $.001 par value, 50,000,000 shares authorized and $0.01667 par value, 8,000,000 shares authorized, respectively; 24,123,822 and 3,542,111 shares issued, respectively; 24,123,822 and 3,456,773 shares outstanding, respectively	24,125	59,047
Additional paid-in capital	23,615,904	4,985,936
Retained earnings	7,914,089	5,401,816

	31,554,118	10,446,799
Less: Treasury stock	—	308,003

Total stockholders’ equity	31,554,118	10,138,796

Total liabilities and stockholders’ equity	$49,211,737	$20,115,769

     See Notes to Unaudited Condensed, Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
Three and Nine Months Ended April 30, 2006 and April 29, 2005

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2006	April 29, 2005	April 30, 2006	April 29, 2005
Sales	$10,449,516	$5,750,074	$27,465,084	$16,071,643
Cost of sales	3,611,652	2,220,661	9,653,770	5,895,859

Gross profit	6,837,864	3,529,413	17,811,314	10,175,784

Operating expenses
Research and development	444,206	209,510	1,138,353	570,697
Selling, general and administrative	4,469,253	2,609,001	12,531,915	7,545,766

	4,913,459	2,818,511	13,670,268	8,116,463

Operating income	1,924,405	710,902	4,141,046	2,059,321

Other income (expense)
Interest income	331	(4,004)	17,881	5,714
Interest expense	(156,837)	(82,948)	(354,165)	(197,500)
Miscellaneous	(34,910)	—	(35,344)	—

	(191,416)	(86,952)	(371,628)	(191,786)

Income before provision for income taxes	1,732,989	623,950	3,769,418	1,867,535
Provision for income taxes	611,873	236,673	1,304,259	685,437

Net income	$1,121,116	$387,277	$2,465,159	$1, 182,098

Earnings per share:
Basic	$0.05	$0.11	$0.13	$0.35

Diluted	$0.05	$0.11	$0.13	$0.35

Basic weighted average common shares outstanding	24,090,511	3,412,996	19,469,352	3,412,973

Diluted weighted average common shares outstanding	24,326,847	3,425,677	19,678,767	3,425,654

See Notes to Unaudited Condensed, Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended April 30, 2006 and April 29, 2005

	Nine Months Ended	Nine Months Ended
	April 30, 2006	April 29, 2005
Cash Flows from Operating Activities
Net income	$2,465,159	$1,182,098
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	912,391	709,638
Provision for doubtful accounts receivable	(8,317)	—
Stock-based compensation	452,656	181,632
Tax benefit associated with the exercise of non-qualified options	168,070	—
Deferred income taxes	90,183	—
Change in assets and liabilities, net of fiscal year 2006 acquisition of Valley Forge:
(Increase) decrease in:
Receivables, net	(2,031,147)	(900,170)
Inventories	(3,876,851)	(1,969,657)
Prepaid expenses	(290,372)	109,923
Other current assets	(27,020)	—
(Decrease) increase in:
Accounts payable	328,232	1,671,032
Accrued expenses	308,172	(1,268,876)
Income taxes payable	147,220	(16,406)

Net cash used in operating activities	(1,361,624)	(300,786)

Cash Flows from Investing Activities
Net decrease in notes receivable, officer-stockholder	10,575	—
Purchase of property and equipment	(2,527,538)	(1,152,658)
Acquisition of patents	(133,555)	(134,791)
Cash paid for reverse merger costs	(494,159)	—
Cash acquired through reverse merger	2,023,945	—
Purchases of trading securities	(16,500)	—

Net cash used in investing activities	(1,137,232)	(1,287,449)

Cash Flows from Financing Activities
Net borrowings on lines-of-credit	1,067,005	16,191
Principal payments on revenue bonds payable	(186,563)	—
Proceeds from long-term debt	1,426,952	918,730
Principal payments on long-term debt	(1,037,567)	(272,875)
Payments on debt incurred for acquisition of trademark	(381,971)	—
Proceeds from the exercise of stock options	295,855	—

Net cash provided by financing activities	1,183,711	662,046

Net decrease in cash and cash equivalents	(1,315,145)	(926,189)
Cash and cash equivalents
Beginning	1,816,823	1,540,042

Ending	$501,678	$613,853

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
     Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods, the Company uses a 21 business day per month reporting cycle. As such, the information presented in the Form 10-Q is for the three and nine month periods January 31, 2006 through April 30, 2006, August 1, 2005 through April 30, 2006, February 1, 2005 through April 29, 2005 and August 1, 2004 through April 29, 2005, respectively. As such, the three month period contains 63 business days and the nine month period contains 189 business days.
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2005, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2005 (the “Annual Report”).
Note 2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in the Annual Report. In the first nine months of fiscal 2006, the following significant accounting policies were changed primarily as a result of the reverse merger with Valley Forge:
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
     Service revenue substantially relates to repairs of products and is recognized when the service has been completed. Revenue from licenses, extended warranty contracts and royalty fees is recorded when earned.
     Stock-based compensation: We have a stock plan for employees and consultants allowing for incentive and non-qualified stock options and restricted stock and stock awards which have been granted to certain employees and certain consultants of the Company. In addition, we have a stock option plan for non-employee directors allowing for non-qualified stock options. Options under this plan have been granted to all non-employee directors. As of August 1, 2005, Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS123(R)), became effective for the Company. The Company had previously followed Accounting Principles Board Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation” (“APB No. 25”), and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. The Company has elected to use the modified prospective transition method. Under the modified prospective transition method, an entity uses the fair value based accounting method for all director and employee awards granted, modified or settled after the effective date. As of the effective date, compensation costs related to the nonvested portion of awards outstanding as of that date are based on the grant-date fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). Compensation expense is recognized in net earnings for restricted stock awards.
     The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the nine months ended April 29, 2005:

Net income
As reported	$1,182,098
Pro forma	1,177,521

Basic net income per share:
As reported	$0.35
Pro forma	$0.35

Diluted net income per share
As reported	$0.35
Pro forma	$0.34
     Segment information: The Company operates in two business segments — the Synergetics segment and the Valley Forge segment. The Synergetics segment includes revenue and operating expenses associated with the sales of ophthalmic and neurosurgical instruments and Omni® ultrasonic aspirator. The Valley Forge segment includes revenue and operating expenses associated with the sales of bipolar electrosurgical generators. The financial results of Valley Forge have been included from September 22, 2005 through April 30, 2006.
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

Assets:
Cash	$2,023,945
Accounts receivable	703,119
Inventories	925,489
Prepaid expenses and other current assets	454,451
Property and equipment	323,962
Other intangibles	10,182,533
Goodwill	10,767,278
Liabilities assumed:
Accounts payable and accrued expenses	(479,852)
Income taxes payable	(35,713)
Note payable issued in connection with Malis® trademark	(3,473,053)
Deferred income taxes	(2,496,022)

Net assets acquired	$18,896,137

     The operations of Valley Forge have been consolidated from the acquisition date. The cost to acquire Valley Forge has been preliminarily allocated to the Valley Forge assets acquired and liabilities assumed according to their estimated fair values. The preliminary allocation, which includes Synergetics transaction costs, resulted in acquired goodwill of $10,767,278, which is not deductible for tax purposes. The goodwill amount will be adjusted in future periods upon the settlement of certain contingencies which are yet to be finalized.
     The unaudited pro forma results, assuming the reverse merger with Valley Forge had occurred at the beginning of each fiscal period presented below, would have yielded the following results:

	Nine Months	Nine Months
	Ended	Ended
	April 30,	April 29,
	2006	2005 (1)
Net sales	$28,337,145	$20,449,858
Net income	2,324,591	1,005,194
Basic earnings per share	0.12	0.04
Diluted earnings per share	0.12	0.04

(1)	Prior to the reverse merger, Valley Forge had a fiscal year end of September 30 with quarterly results reported on calendar quarters. Accordingly, the unaudited pro forma condensed combined statement of income for the nine months ended April 29, 2005 was derived by adding the results of the nine months ended April 29, 2005 for Synergetics, Inc. and the results of the nine months ended March 31, 2005, for Valley Forge (which was derived by taking the results of the year ended September 30, 2004 less the results of the nine months ended June 30, 2004 plus the results of the six months ended March 31, 2005).
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
     Net sales to Codman amounted to approximately $2,154,000 and $3,901,000 for the three month period ended April 30, 2006 and the period from September 22, 2005 to April 30, 2006, respectively. This represented 20.6 and 14.2 percent of net sales for the three and nine months ended April 30, 2006, respectively.
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
     Net sales to Stryker amounted to approximately $653,000 and $1,486,000 for the three month period ended April 30, 2006 and the period from September 22, 2005 to April 30, 2006, respectively. This represented 6.2 and 5.4 percent of net sales for the three and nine months ended April 30, 2006, respectively.
Note 5. Stock-Based Compensation
Stock Option Plans
     In addition to the historical options outstanding for Synergetics prior to the merger, the Company has options outstanding under two existing active option plans and two terminated plans of Valley Forge. The first active plan (the “2001 Plan”) was adopted by Valley Forge on January 16, 2001 pursuant to which 345,000 shares of common stock were reserved for issuance to employees, officers and consultants of the Company. The 2001 Plan was amended with the approval of the Valley Forge stockholders on September 19, 2005 to increase the number of share awards issuable under the 2001 Plan from 345,000 to 1,345,000. There were 1,121,541 options and restricted shares unawarded at April 30, 2006 under this plan. On September 19, 2005, the stockholders of Valley Forge voted to adopt the Valley Forge Scientific Corp. 2005 Non-Employee Directors’ Stock Option Plan and voted to authorize up to 200,000 shares issuable upon exercise of options granted thereunder. There were 140,000 options available for future grants at April 30, 2006 under this plan. Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire 10 years from the date of the grant. Generally, stock options granted under these plans vest over a five year period with the exception of the Non-Employee Director options which vest immediately. All options under the Valley Forge stock option plans were valued at approximately $815,000 in the purchase price accounting allocation.
     The following table shows activity under the Company’s plans for the nine months ended April 30, 2006:

	Nine Months Ended April 30, 2006
		Weighted-
		Average	Weighted-
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding, beginning of period	58,500	$2.33	$2.97
Exercised prior to September 21, 2005	(20,500)	—	$3.92

Options outstanding, September 21, 2005	38,000	$4.64	$2.46
Conversion ratio applied at September 21, 2005	4.59	4.59	—

Converted options	174,420	$1.01	$2.46
Existing options assumed under the Valley Forge Stock option plan	441,500	$2.18	$1.92
For the period from September 22, 2005 through April 30, 2006:
Granted	20,000	$5.00	$4.15
Forfeited	(9,180)	$1.09	$0.91
Exercised	(134,500)	$2.04	$1.74

Options outstanding, end of period	492,240	$1.91	$1.59

Options exercisable end of period	388,965	$2.20	$1.81
     The following table provides information about unvested options for the nine months ended April 30, 2006:

		Weighted Average
	Shares	Grant Date Value
Unvested options, beginning of period	36,834	$3.42
Vested upon change of control	11,334	$4.00
Unvested options outstanding September 21, 2005	25,500	$3.16
Conversion ratio applied at September 21, 2005	4.59
Converted options	117,045	$0.90
From September 22, 2005 through April 30, 2006:
Forfeited	9,180	$1.09
Vested	4,590	$0.72
Unvested options, period end	103,275	$0.91
     Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three Months Ended April
	April 30, 2006	April 29, 2005
Proceeds of options exercised	$170,851	$—
Related tax benefit recognized	130,312	—
Intrinsic value of options exercised	159,660	—

	Nine Months Ended April
	April 30, 2006	April 29, 2005
Proceeds of options exercised	$273,743	$—
Related tax benefit recognized	168,070	—
Intrinsic value of options exercised	248,805	—
     The following table provides information about options outstanding and exercisable options at April 30, 2006:

		Exercisable
	Options Outstanding	Options
Number	492,240	388,965
Weighted average exercise price	$1.91	$2.20
Aggregate intrinsic value	$784,625	$690,645
Weighted average contractual term	7 years	6.4 years

The weighted average remaining life for options outstanding and weighted average exercise price per share for exercisable options at April 30, 2006 were as follows:

	Options Outstanding		Exercisable Options
		Weighted Average		Weighted Average
		Remaining		Remaining
		Contractual Life		Contractual Life
	Shares	(in Years)	Shares	(in Years)
< $1.00	61,965	4.1 years	61,965	4.1 years
$1.00 - $2.00	268,275	7.7 years	165,000	6.8 years
$2.00 - $5.00	162,000	7.0 years	162,000	7.0 years
Total	492,240	7.0 years	388,965	6.4 years
     There were no stock options granted during the three months ended April 30, 2006. The fair value of options granted during the nine months ended April 30, 2006 was determined at the date of the grant using a Black-Scholes options-pricing model and the following assumptions:

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
Restricted Stock Plans
     Under our 2001 Plan, our common stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five year vesting period or at the end of the fifth year. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the three months ended April 30, 2006, shares granted were 14,601 shares. Compensation expense related to these shares was $5,955. As of April 30, 2006, there was approximately $74,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted-average period of five years.
Note 6: Supplemental Balance Sheets Information
Inventories

	April 30,	July 31,
	2006	2005
Raw material and component parts	$5,235,498	$2,398,238
Work-in-progress	2,542,929	1,295,976
Finished goods	4,207,639	3,494,422

	$11,986,066	$7,188,636

Property and equipment

	April 30,	July 31,
	2006	2005
Land	$729,753	$729,753
Building and improvements	5,278,557	2,568,612
Machinery and equipment	3,741,409	2,888,687
Furniture and fixtures	507,660	266,225
Software	97,993	39,734
Construction in process	30,836	1,688,355

	10,386,208	8,181,366
Less accumulated depreciation	2,212,888	1,698,059

	$8,173,320	$6,483,307

Other intangible assets
     Information regarding the Company’s other intangible assets is as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
	April 30, 2006
Patents	$783,782	$176,809	$606,973
Proprietary know-how	4,057,115	235,698	3,821,417
Licensing agreements	140,000	36,295	103,705
Trademark	5,923,196	—	5,923,196

	$10,904,093	$448,802	$10,455,291

	July 31, 2005
Patents	$588,005	$136,449	$451,556
Acquisition costs	394,452	—	394,452

	$982,457	$136,449	$846,008

     Goodwill is a result of the reverse merger transaction as fully described in Note 3 to the unaudited financial statements.
     Estimated amortization expense on other intangibles for the remaining three months of fiscal year ending July 31, 2006 and the next four years thereafter is as follows:

Years Ending July 31:	Amount

2006	$130,608
2007	475,200
2008	472,900
2009	470,100
2010	468,900
Amortization expense for the three and nine months ended April 30, 2006 was $130,608 and $312,353, respectively.
Pledged assets; short and long-term debt (excluding revenue bonds payable)
     Short-term debt as of April 30, 2006 and July 31, 2005 consisted of the following:
     Revolving Credit Facilities: Under a revolving credit facility, the Company may borrow up to $5.5 million with a graduated interest rate starting at LIBOR plus 2.25 percent and adjusting each quarter based upon the Company’s leverage ratio. Borrowings under this facility at April 30, 2006 and July 31, 2005 were $1.3 million and $235,000, respectively. Outstanding amounts are collateralized by Synergetics’ receivables and inventory. This credit facility is scheduled to expire on December 1, 2007. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of April 30, 2006, the Company’s leverage ratio was 0.63 times and the minimum fixed charge coverage ratio was 2.7 times.

     In conjunction with the reverse merger described in Note 3, the Company assumed a line of credit with available borrowings of up to $1.0 million with interest at the bank’s prime lending rate. This credit facility expired on March 31, 2006.
     Equipment Line of Credit: Under this credit facility, Synergetics may borrow up to $1.0 million, with interest at the bank’s prime lending rate. Outstanding amounts are secured by the purchased equipment. In October 2005, the Company signed a loan agreement consolidating the then outstanding balance on the equipment line, along with three specific notes, under one new bank note in the principal amount of $1,427,105. The Company will make principal payments of $39,642 plus interest, on a monthly basis. The effective interest rate for this note is 6.75 percent. Final payment is due on September 30, 2008. The equipment line of credit facility of $1.0 million was also renewed as of this date and expires on September 30, 2006. Borrowings under this facility at April 30, 2006 were $590,455.
     Long-term debt as of April 30, 2006 and July 31, 2005 consisted of the following:

	April 30,	July 31,
	2006	2005
Note payable to bank, due in monthly principal installments of $1,139 plus interest at prime rate plus 1% (an effective rate of 8.25% as of April 30, 2006), remaining balance due September 2007, collateralized by a second deed of trust	$168,557	$178,806
Note payable, due in monthly installments of $509 including interest at 4.9%, remaining balance due May 2008, collateralized by a vehicle	10,587	15,170
Note payable to bank, due in monthly principal installments of $39,642 beginning November 2005 plus interest at a rate of 6.75% remaining balance due September 30, 2008, collateralized by substantially all assets of the Company	1,149,460	—
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00%, remaining balance of $3,677,792, including contractual interest payments, due December 2011, collateralized by the Malis® trademark	3,091,082	—
Note payable to bank, due in monthly installments of $3,033 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due May 7, 2007, collateralized by substantially all assets of the Company, refinanced in October 2005	—	63,713
Note payable to bank, due in monthly principal installments of $7,083 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due June 2008, collateralized by machinery and equipment, refinanced in October 2005	—	240,833
Note payable to bank, due in monthly principal installments of $11,300 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due September 2008, collateralized by machinery and equipment, refinanced in October 2005	—	440,696
Equipment line of credit note payable to bank, available borrowings up to $1.0 million, with interest at the bank’s prime lending rate, collateralized by applicable equipment financed, due September 30, 2005, refinanced in October 2005	—	588,492

	4,419,686	1,527,710
Less current maturities	959,951	276,771

Long-term portion	$3,459,735	$1,250,939

Note 7. Related Party Transactions
     Notes receivable, officer-stockholder represents various loans made during and before 2001 to a principal stockholder, director and officer of the Company. The notes bear interest at rates of 4.83 percent to 6.97 percent and are payable in either quarterly installments of $3,525 or annual installments of $14,100 until the principal and accrued interest have been repaid. The notes are collateralized by 5,833 shares of the Company’s common stock. At April 30, 2006, notes receivable, officer-stockholder totaled $22,182 and all amounts are current.
Note 8. Commitments and Contingencies
     Construction on the addition of the facility located in O’Fallon, Missouri was completed during the second quarter of fiscal 2006. Final payments related to the completion of the facility were made during the third quarter. There are no commitments remaining for the addition to the facility.

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
          On October 19, 2005, IRIDEX Corporation (“IRIDEX”) filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement. This suit is captioned IRIDEX Corporation v. Synergetics USA, Inc., Case No. 4:05CV1916CDP. IRIDEX Corporation filed suit against the Company for infringement of the IRIDEX Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding.” IRIDEX alleges that Synergetics’ Quick Disconnect Laser Probes and adapter infringe its patent. It seeks damages, including treble damages, and injunctive relief. On November 30, 2005, the Company filed its answer in this lawsuit and asked the court to declare that its products do not infringe the IRIDEX patent. In addition, the Company countersued IRIDEX alleging that it engaged in false advertising, commercial disparagement, trade libel, injurious falsehood and unfair competition under the Federal Lanham Act and applicable Missouri common law. The counterclaim also includes a count of defamation. These claims primarily relate to alleged false or misleading statements and publications by IRIDEX and its representatives with respect to the Company’s laser adapters and laser probes. Litigation in this matter is ongoing. Management is not able at this time to predict the ultimate effect of this litigation, if any, on the Company’s financial position, results of operations, or cash flows.
          On January 10, 2006, Synergetics filed a suit in the United States District Court, Eastern District of Pennsylvania against Innovatech and Peregrine for infringement of U.S. Patent No. 6,984,230, and on April 25, 2006 the Court permitted Synergetics to amend its complaint to add IRIDEX as well. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd., et al., Case No. 2:06-cv-00107. The suit arises out of the Defendants’ sale, use and manufacture of a laser probe that is alleged to infringe Synergetics’ patent. Synergetics seeks damages and injunctive relief in this action. Innovatech and Peregrine have asserted by way of affirmative defenses or counterclaims, inter alia, that they do not infringe the patent, that the patent in suit is invalid, and that Synergetics engaged in inequitable conduct rendering the patent unenforceable. Innovatech also counterclaims for alleged violations of the Lanham Act, 15 U.S.C. §1125. Moreover, Innovatech has moved to add the Company as a party to the case, and to add a counterclaim for violation of the Sherman Act, 15 U.S.C. § 1 and 2. Synergetics does not believe the patent is invalid, or that it engaged in inequitable conduct or conduct that violated the Lanham Act or Sherman Act, and intends to vigorously prosecute this litigation. Management is not able at this time to predict the ultimate effect of this litigation, if any, on the Company’s financial position, results of operations, or cash flows.
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

	Synergetics	Valley Forge	Consolidated
	Three Months Ended April 30, 2006
Net sales	$7,810,123	$2,639,393	$10,449,516
Operating income	940,112	984,293	1,924,405
Identifiable assets	25,149,035	24,062,702	49,211,737

	Three Months Ended April 29, 2005
Net sales	$5,750,074	$—	$5,750,074
Operating income	710,902	—	710,902
Identifiable assets	16,885,540	—	16,885,540

	Synergetics	Valley Forge	Consolidated
	Nine Months Ended April 30, 2006
Net sales	$21,864,958	$5,600,126	$27,465,084
Operating income	2,493,623	1,647,423	4,141,046
Identifiable assets	25,149,035	24,062,702	49,211,737

	Nine Months Ended April 29, 2005
Net sales	$16,071,643	$—	$16,071,643
Operating income	2,059,321	—	2,059,321
Identifiable assets	16,885,540	—	16,885,540

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty exists with respect to: the effects of local and national economic, credit and capital market conditions on the economy in general, and on the medical device industry in particular, and the effects of foreign exchange rates and interest rates; the ability to timely and cost-effectively integrate the operations of Synergetics, Inc., now a wholly owned subsidiary of the Company, with the historical business of Valley Forge Scientific Corp.; the ability to realize the synergies and other perceived advantages resulting from our recently completed merger; the ability to attract new strategic partners for the distribution of our products and to maintain our relationships with existing distribution strategic partners; the ability to identify new product offering opportunities, which may include partnering with original equipment manufacturers (OEM) and to bring effectively such products to the market and/or maintain our relationships with our existing OEM partners; the ability to attract and retain key personnel; the ability to meet all existing and new U.S. FDA requirements and comparable non-U.S. medical device regulations in jurisdictions in which the Company conducts its business; the ability to successfully execute our business strategies; the extent and timing of market acceptance of new products or product indications; the ability to procure, maintain, enforce and defend our patent and proprietary know how; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; the ability to continue to increase customer loyalty; the ability to recoup costs of capital investments through higher revenues; the effects of environmental and structural building conditions relating to the Company’s properties; acts of war and terrorism incidents and the effects of operating and market competition.
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
     The Company is currently the exclusive distributor of the Sonopet Omni® (“Omni®”) ultrasonic aspirator used for tumor removal, bone removal and resection. Until December 1, 2005, our exclusive distribution territory consisted of the United States and Canada. Beginning December 1, 2005, we have exclusive distribution rights, which include Australia and New Zealand, most of Europe with the exception of Spain and Portugal, Latin America and the northern part of South America. During the second quarter of 2006, the manufacturer of the Omni’s regulatory auditors recommended that its CE mark (“Conformity European” which is a means to demonstrate compliance with a series of medical device directives in the European countries) be extended to the Omni®. Therefore, the Company has the ability to market the Omni® and accessories in the European Union and other countries that accept the CE certification. With the regulatory hurdle removed, we received orders for, shipped and billed our first ten international Omni® demonstration units during the third quarter ended April 30, 2006. In addition to our efforts to expand the installed base of Omni® units, we are working to expand our disposables and follow-on product offerings. Working jointly with leading neurosurgeons, we have developed, are in the process of obtaining patents for and are manufacturing proprietary disposable ultrasonic tips and tubing sets for use with the Omni® ultrasonic aspirator. We expect these new offerings will expand and enhance the Omni® product category.
     We anticipate that the combination of Synergetics and Valley Forge should strategically position us for future growth of our neurosurgical product line, and we expect that the relative revenue contribution of our neurosurgical products will rise in 2006 as a result of the combination. On October 12, 2005, we exercised our option with respect to the Malis® trademark, a trademark that is widely recognized and respected in the neurosurgery field. On October 17, 2005, we announced our Malis® Advantage™, a fourth generation, multifunctional bipolar electrosurgical generator, along with new proprietary single-use, hand-switching instruments, at the 2005 Annual Meeting of the Congress of Neurological Surgeons in Boston, Massachusetts. The new generator represents a significant advancement in technology and performance and may replace other surgical tools in certain applications, such as monopolar electrosurgical systems and lasers. The Malis® Advantage™ was released for market testing on March 10, 2006. During the third quarter of 2006, the Company received notice from its regulatory auditors that Synergetics, Inc.’s CE mark was extended to the electrosurgical generators manufactured by Synergetics USA, Inc. Therefore, the Company has the ability to market its electrosurgical generators and accessories in the European Union and other countries that accept the CE certification.
     The Company’s business strategy has been, and is expected to continue to be, the development and marketing of new technologies for the ophthalmic surgery and neurosurgery markets. New products, which management defines as products introduced within the prior 24-month period, accounted for approximately 18.4 percent of total sales for the Company for the nine months ended April 30, 2006, approximately $5.0 million. In addition, approximately $5.6 million of total net sales for the Company for the nine months ended April 30, 2006 was from the net sales of bipolar electrosurgical generators, pain control generators, Bident™ generators, and disposables sales from the former Valley Forge. For the nine months ended April 29, 2005, new products accounted for approximately 12.0 percent of total net sales for Synergetics, or approximately $1.9 million. This growth in the percentage of sales associated with new products was primarily in our capital equipment products both in the ophthalmic and neurosurgery markets. Synergetics’ past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by Synergetics. Since August 1, 2005, Synergetics has introduced 21 new products to the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.
     The Company has continued to grow its product offering through both strategic alliances and organic manufacturing. During the quarter, we manufactured and released the first four models of our comprehensive Malis® Bipolar forceps line. In addition, we began to sell Cord/Tubing sets directly to the market including versions that fit both first and second generation irrigators and the Malis® Solution™ Irrigator. Recently, we entered into a new, three-year distribution agreement with Quantel Medical to distribute its newest ophthalmic laser, the Vitra®. Synergetics will have exclusive distribution rights with respect to the laser for the operating room and non-exclusive distribution rights for the ophthalmic office. We anticipate that the positive effects of these product line expansions will begin to be reflected in operations in fiscal 2007.
     In addition to the approximately $5.6 million of total net sales from the former Valley Forge, volume and mix improvements contributed to the sales growth for the Company during the nine months ended April 30, 2006 and April 29, 2005. Ophthalmic procedures volume, particularly retina procedures, on a global basis continues to rise at an estimated 5 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in surgical procedure volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgery market.

     During the fiscal quarter ended April 30, 2006, we had net sales of $10.4 million, which generated $6.8 million in gross profit, operating income of $1.9 million and net income of $1.1 million, or $0.05 earnings per share. During the nine months ended April 30, 2006, we had net sales of $27.5 million, which generated $17.8 million in gross profit, operating income of $4.1 million and net income of $2.5 million, or $0.13 earnings per share. The financial results of Valley Forge and the shares issued in the reverse merger have only been included from the day following the date of the consummation of the merger through the end of the nine months ended April 30, 2006. The Company had $501,678 in cash and cash equivalents and $10.8 million in interest-bearing debt and revenue bonds as of April 30, 2006. For the nine months ended April 30, 2006, we used $1.4 million in cash to fund operations and $1.1 million in investing activities, partially offset by $1.2 million provided by financing activities. We anticipate that cash flows from operations, together with available borrowings under our existing credit facilities will be sufficient to meet our working capital, capital expenditure and debt service needs. If investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow it to obtain additional capital, if necessary.
Our Business Strategy
     Our goal is to become a global leader in the development, manufacture and marketing of precision engineered microsurgical instruments, capital equipment and devices for use in vitreoretinal surgery and neurosurgical applications and to grow our product lines in other specialty surgical markets. Our recent combination of the businesses of Valley Forge and Synergetics is a significant component of our strategy toward achieving these goals. Our strategy includes:
•	Introducing new technology that can be easily differentiated from our competition by capitalizing on our combined successes in delivering minimally invasive products that enable concentrated application to a surgical area with decreased impact beyond the specific desired surgical effects, resulting in improved recovery times and shorter hospital stays;
•	Identifying microsurgical niches that may offer the prospect for substantial growth and higher profit margins that allow us an opportunity to build upon our existing technologies, such as expanding the use of our products in ENT (ear, nose and throat), plastic surgery and other forms of microsurgery;
•	Accelerating our international (including Canada) growth by continuing to build on our recent successes supported by Valley Forge’s long-established relationships and reputation in global markets;
•	Combining the breadth and depth of knowledge, experience and resources in Valley Forge’s and Synergetics’ existing research and development groups to form a new combined research and development capability aligned to deliver precision engineered instruments based on our own proprietary technologies and innovations;
•	Branding and marketing a substantial portion of our neurosurgical products with the Malis® trademark;
•	Developing hybrid direct sales/independent sales agent distribution channels to assure that our products and benefits are seen by those making or influencing the purchasing decisions;
•	Marketing our new state-of-the-art multifunctional bipolar electrosurgical system, known as the Malis® Advantage™, with our new proprietary single use hand-switching bipolar instruments including enhanced features and functionality to expand the array of procedures they are designed to perform;
•	Growing our disposables revenue stream by focusing on the development of a full offering of disposable adjuncts, such as instruments, adapters and fiber optics, to our capital equipment offerings and emphasizing disposables designed to eliminate hospital repair costs and minimize patient-to-patient disease transfer;
•	Expanding the use of our new multifunctional bipolar electrosurgical generator, which will be marketed as the Malis® Advantage™, into other surgical markets as its increased power and functionality allows the surgeon to perform functions similar to traditional monopolar systems, without the inherent safety limitations; and
•	Exploring opportunities for growth through strategic partnering with other companies with complimentary products and technologies to facilitate strategic growth in our defined niche markets.

Results of Operations
     The business combination of Synergetics and Valley Forge was accounted for as a reverse merger, and as such, the Company is reporting the financial results of Synergetics as the accounting acquiror in the merger, together with the financial results of Valley Forge for the period September 22, 2005 through April 30, 2006. As a result, management’s discussion and analysis of financial condition and results of operations for the periods set forth below reflects the effect of the combination of Synergetics and Valley Forge, which was consummated on September 21, 2005. Also, in conjunction with the merger, we started to operate in two distinct business segments based on the types of products sold. The Synergetics segment includes our ophthalmic and neurosurgical instruments, other than bipolar electrosurgical generators, and Omni® ultrasonic aspirators. The Valley Forge segment is comprised of our bipolar electrosurgical generators.
Three Month Period Ended April 30, 2006 Compared to Three Month Period Ended April 29, 2005
Net Sales
     The following table presents net sales by segment (dollars in thousands):

	Quarter Ended April
	2006	2005	% Increase
Synergetics:
Ophthalmic	$5,959	$4,663	27.8%
Neurosurgery	1,851	1,087	70.3%
Valley Forge	2,640	—	N/M

	$10,450	$5,750	81.7%

For 2006, this information is for the quarter ended April 30, and for 2005, the quarter ended April 29.

N/M — Not meaningful.
     Ophthalmic sales growth was led by continued growth in sales of Synergetics’ core technology areas of instruments and illumination. When comparing neurosurgery net sales of Synergetics during the third fiscal quarter of 2006 to the third fiscal quarter of 2005, 2006 sales are 70.3 percent greater than 2005 sales, primarily attributable to the sales in the core technology area of power ultrasonic aspirators and related disposables. We expect that sales of products in these core technologies will have a positive impact on net sales for the remainder of fiscal 2006. In addition, we anticipate that the positive effects of the Malis® Advantage™ may begin to be reflected in operations in the fourth fiscal quarter of 2006.
     The following table presents national and international net sales (dollars in thousands):

	Quarter Ended April
	2006	2005	% Increase
United States — Synergetics	$5,604	$4,224	32.7%
United States — Valley Forge	2,640	—	N/M
International — Synergetics (including Canada)	2,206	1,526	44.6%

	$10,450	$5,750	81.7%

For 2006, this information is for the quarter ended April 30, and for 2005, the quarter ended April 29.

N/M — Not meaningful.
     International sales growth was primarily attributable to the sales in the core technology areas of illumination and power ultrasonic aspirators and related disposables. The Omni® power ultrasonic aspirator received the CE mark during the second quarter thus allowing the Company to begin selling these medical devices internationally. In addition, we anticipate that the positive effects of the Malis® Advantage™ and the addition of its CE mark may begin to be reflected in operations in the fourth fiscal quarter of 2006.

Gross Profit
     Gross profit as a percentage of net sales was 65.4 percent in the third quarter of fiscal 2006 compared to 61.4 percent for the same period in fiscal 2005. Gross profit as a percentage of net sales from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 increased approximately four percentage points, primarily due to royalty payments received from Codman during the third quarter of fiscal 2006 which were not required during the third quarter of fiscal 2005.
Operating Expenses
     Research and development (“R&D”) as a percentage of net sales was 4.3 percent and 3.6 percent for the third quarter of fiscal 2006 and 2005, respectively. R&D costs increased to $444,206 in the third quarter of fiscal 2006 from $209,510 in the same period in fiscal 2005, reflecting not only an increase in spending on active projects focused on areas of strategic significance, but also approximately $160,000 in R&D for the former Valley Forge. Synergetics’ pipeline included approximately 42 active, major projects in various stages of completion as of April 30, 2006. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company expects over the next few years to invest in R&D at a rate ranging from approximately 4.0 percent to 6.0 percent of net sales.
     Selling, general and administrative expenses (“SG&A”) increased by $1,860,252 to $4,469,253 during the third quarter of fiscal 2006 as compared to $2,609,001 during the third quarter of fiscal 2005. However, the percentage of SG&A to net sales decreased from 45.4 percent for the third quarter of fiscal 2005 to 42.8 percent for the third quarter of fiscal 2006 as sales rose more quickly than SG&A expenditures. Selling expenses, which consist of salaries and commissions, the largest component of SG&A, increased approximately $624,000 to $2.4 million, or 22.8 percent of net sales, for the third quarter of fiscal 2006, compared to $1.8 million, or 30.6 percent of net sales, for the third quarter of fiscal 2005. The increase was also impacted by approximately $860,000 of SG&A for the former Valley Forge. General and administrative headcount increased approximately 40.0 percent from April 29, 2005, which resulted in an increase in other costs of approximately $210,000 in the third quarter of fiscal 2006, as compared to the third quarter of fiscal 2005. In addition to the internal costs associated with the Company’s Sarbanes-Oxley compliance efforts, the Company also recorded approximately $150,000 in external consulting expense. The Company expects to realize synergies from the Valley Forge/Synergetics merger over the next 15 months, which may be partially offset by ongoing expenses related to the integration of the two companies.
Other Expense
     Other expenses for the third quarter of fiscal 2006 increased 120.1 percent to $191,416 from $86,952 for the third quarter of fiscal 2005. The increase was due primarily to increased interest expense on the note payable to the estate of Dr. Malis and increased borrowings of the working capital line due to working capital needs during the quarter. In addition, the Company wrote-off approximately $32,000 associated with the wind-up of Synergetics Laser, LLC.
Operating Income, Income Taxes and Net Income
     Operating income for the third quarter of fiscal 2006 increased 170.7 percent to $1.9 million from $710,902 in the comparable 2005 fiscal period. The increase in operating income was primarily the result of approximately $984,300 in operating income contributed from the Valley Forge merger and other factors discussed above.
     Synergetics’ effective tax rate was 35.3 percent for the third fiscal quarter of 2006 as compared to 37.9 percent for the third fiscal quarter of 2005. The decrease was due primarily to research and experimentation credit expectations for the fiscal year ending July 31, 2006.
     Net income increased by $733,839 to $1,121,116; or 189.5% from $387,277 for the third quarter of fiscal 2006, as compared to the same 2005 period. The growth in net income was primarily the result of approximately $573,100 in net income contributed from the Valley Forge merger. Basic and diluted earnings per share for the third quarter of fiscal 2006 decreased to $0.05 from $0.11 for the third quarter of fiscal 2005. The decrease in earnings per share was the result of issuing 15,960,648 shares in the merger of Synergetics and Valley Forge. These shares were counted as outstanding for the full 63 business days during the third fiscal quarter of 2006. Basic weighted-average shares outstanding increased from 3,412,996 to 24,090,511.

Nine Month Period Ended April 30, 2006 Compared to Nine Month Period Ended April 29, 2005
Net Sales
     The following table presents net sales by segment (dollars in thousands):

	Nine Months Ended April
	2006	2005	% Increase
Synergetics:
Ophthalmic	$17,170	$12,946	32.6%
Neurosurgery	4,695	3,126	50.2%
Valley Forge	5,600	—	N/M

	$27,465	$16,072	70.9%

For 2006, this information is for the nine months ended April 30, and for 2005, the nine months ended April 29. This tabular information also reflects the net sales of Valley Forge for the period September 22, 2005 through April 30, 2006.

N/M — Not meaningful.
     Ophthalmic sales growth was led by continued growth in sales of Synergetics’ core technology areas of instruments and illumination. When comparing neurosurgery net sales of Synergetics during the first nine months of fiscal 2006 to the first nine months of fiscal 2005, 2006 sales are 50.2 percent greater than 2005 sales, primarily attributable to the sales in the core technology area of power ultrasonic aspirators and related disposables. We expect that sales of products in these core technologies will have a positive impact on net sales for the remainder of fiscal 2006. In addition, we anticipate that the positive effects of the Malis® Advantage™ may begin to be reflected in operations in the fourth fiscal quarter of 2006.
     The following table presents national and international net sales (dollars in thousands):

	Nine Months Ended April
	2006	2005	% Increase
United States — Synergetics	$16,019	$12,079	32.6%
United States — Valley Forge	5,600	—	N/M
International — Synergetics (including Canada)	5,846	3,993	46.4%

	$27,465	$16,072	70.9%

For 2006, this information is for the nine months ended April 30, and for 2005 the nine months ended April 29. This tabular information also reflects the net sales of Valley Forge for the period September 22, 2005 through April 30, 2006.

N/M — Not meaningful.

Gross Profit
     Gross profit as a percentage of net sales was 64.9 percent in the first nine months of fiscal 2006 compared to 63.3 percent for the same period in fiscal 2005. Gross profit as a percentage of net sales for the first nine months of 2005 compared to the first nine months of fiscal 2006 increased approximately two percentage points, primarily due to royalty payments received from Codman during the first nine months of fiscal 2006 which were not required during the first nine months of fiscal 2005, offset by a change in mix of sales toward OEM capital equipment sales which generate lower margins.
Operating Expenses
     R&D as a percentage of net sales was 4.1 percent and 3.6 percent for the first nine months of fiscal 2006 and 2005, respectively. R&D costs increased to $1,138,353 in the first nine months of fiscal 2006 from $570,697 in the same period in fiscal 2005, reflecting increased spending on active projects focused on areas of strategic significance. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company expects over the next few years to invest in R&D at a rate ranging from approximately 4.0 percent to 6.0 percent of net sales.
     SG&A increased by $4,986,149 during the first nine months of fiscal 2006 and as a percentage of net sales was 45.6 percent for the first nine months of fiscal 2006, compared to 47.0 percent for the first nine months of fiscal 2005. Selling expenses, which consist of salaries and commissions, the largest component of SG&A, increased approximately $1.9 million to $7.1 million, or 25.8 percent of net sales, for the first nine months of fiscal 2006, compared to $5.2 million, or 32.1 percent of net sales, for the first nine months of fiscal 2005. In addition, general legal fees increased by $500,000, we recorded compensation expense associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), of $111,000 and direct selling expenses and advisory director fees increased by $250,000. The increase was also impacted by approximately $2.0 million of SG&A for the former Valley Forge. General and administrative headcount increased approximately 28.6 percent from July 31, 2005, which resulted in an increase in other costs of approximately $75,000 in the first nine months of fiscal 2006, as compared to the first nine months of fiscal 2005. In addition to the internal costs associated with the Company’s Sarbanes-Oxley compliance efforts, the Company also recorded approximately $150,000 in external consulting expense. The Company expects to realize synergies from the Valley Forge/Synergetics merger over the next 15 months, which may be partially offset by ongoing expenses related to the integration of the two companies.
Other Expense
     Other expense for the first nine months of fiscal 2006 increased 93.8 percent to $371,628 from $191,786 for the first nine months of fiscal 2005. The increase was due primarily to increased interest expense on the note payable to the estate of Dr. Malis and increased borrowings of the working capital line due to working capital needs during the first nine months. In addition, the Company wrote-off approximately $32,000 associated with the wind-up of Synergetics Laser, LLC.
Operating Income, Income Taxes and Net Income
     Operating income for the first nine months of fiscal 2006 increased 101.1 percent to $4.1 million from $2.1 million in the comparable 2005 fiscal period. The increase in operating income was primarily the result of approximately $1.6 million in operating income contributed from the Valley Forge merger.
     Synergetics’ effective tax rate was 34.6 percent for the first nine months of fiscal 2006 as compared to 36.7 percent for the first nine months of fiscal 2005. The decrease was due primarily to research and experimentation credit expectations for the fiscal year ending July 31, 2006.
     Net income increased to $2.5 million from $1.2 million for the first nine months of fiscal 2006, as compared to the same 2005 period. The growth in net income was primarily the result of approximately $1.0 million in net income contributed from the Valley Forge merger. Basic and diluted earnings per share for the first nine months of fiscal 2006 decreased to $0.13 from $0.35 for the first nine months of fiscal 2005. The decrease in earnings per share was the result of issuing 15,960,648 shares in the merger of Synergetics and Valley Forge. These shares were counted as outstanding for 163 business days during the first nine months of fiscal 2006. Therefore, basic weighted-average shares outstanding increased from 3,412,973 to 19,469,352.

Liquidity and Capital Resources
     The Company had $501,678 in cash and cash equivalents and total interest-bearing debt and revenue bonds payable of $10,760,912 as of April 30, 2006.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At April 30, 2006, the Company had 53 days of sales outstanding for the three month period ending April 30, 2006 (annualized) in accounts receivable, favorable to July 31, 2005 by three days. The Company utilized the three month period as it included a full reporting period of sales from the merged companies.
     At April 30, 2006, the Company had 105 days sales in inventory on hand, favorable to July 31, 2005 by 16 days. The 105 days sales in inventory on hand at April 30, 2006 is at the midpoint of the Company’s anticipated levels of 100 to 110 days sales in inventory. In terms of inventory stated on a cost basis, we have 303 days of inventory on hand at April 30, 2006 as compared to 317 days at July 31, 2005. This decrease is due to the mix of inventory on hand being less capital equipment intensive at the end of the quarter. The Company utilized the three month period as it included a full reporting period of sales from the merged companies. Management believes that meeting the customer expectations regarding delivery times is important to its growth strategy.
     Cash flows used in operating activities were $1,361,624 for the nine months ended April 30, 2006, compared to cash flows used in operating activities of $300,786 for the comparable fiscal 2005 period. The increase in cash used of $1,060,838 was attributable to net usage increase applicable to accounts receivable of $1,130,977 and inventories of $1,907,194. Accounts receivable changes were due to the increased sales volume. Inventories build-up was to support such sales growth. Accounts payable usage did not increase as much as prior year by $1,342,800. Such increases were partially offset by cash provided by greater net income of approximately $1,283,061, usage increase applicable to other accrued expenses of $1,577,048 and other net working capital and other adjustments components of approximately $460,024.
     Cash flows used by investing activities were $1,137,232 for the nine months of fiscal 2006, compared to cash used of $1,287,449 for the comparable fiscal 2005 period. During the nine months ended April 30, 2006, the Company paid $133,555 in cash for the acquisition of patents, compared to $134,791 for the comparable 2005 period. Cash additions to property and equipment during the nine months ended April 30, 2006 were $2,527,538 compared to $1,152,658 for the nine months of fiscal 2005. Increases in fiscal 2006 were primarily to support the facility expansion at the Company’s manufacturing facility in O’Fallon, Missouri. Cash acquired through the reverse merger with Valley Forge was approximately $2.0 million. In addition, the Company paid acquisition costs in connection with such reverse merger of $494,159 in the nine months ended April 30, 2006 that were not applicable to the nine months ended April 29, 2005. Other net uses of cash in investing activities was $5,925.
     Cash flows provided by financing activities were $1,183,711 for the nine months ended April 30, 2006, compared to cash provided by financing activities of $662,046 for the nine months ended April 29, 2005. The increase of $521,665 was applicable primarily to increased borrowings on the lines-of-credit of $1,067,005 and net proceeds of long-term debt of $1,426,952 offset by the down payment and quarterly principal payments of $381,971 on the note payable to the estate of the late Dr. Leonard I. Malis for the acquisition of the Malis® trademark and regularly scheduled payments of $186,563 on the revenue bonds payable and $1,037,567 on the long-term debt. The increase was supplemented by the proceeds from stock option exercises of $295,855.
     The Company had the following committed financing arrangements as of April 30, 2006:
     Revolving Credit Facility: Under the Company’s revolving credit facility, the Company could borrow up to $5.5 million at an interest rate of LIBOR plus 2.25 percent and adjusting each quarter based upon our leverage ratio. Borrowings under this facility at April 30, 2006 were $1,300,042. Outstanding amounts are collateralized by Synergetics’ receivables and inventory. This credit facility expires on December 1, 2007. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times.
     Equipment Line of Credit: Under this credit facility, Synergetics may borrow up to $1.0 million, at an interest rate of the lender’s prime lending rate. Outstanding amounts are secured by the equipment purchased under this line. The Company will make principal payments of $39,642 plus interest, on a monthly basis. The effective interest rate for this note is 6.75 percent. Final payment is due on September 30, 2008. In addition, the equipment line of credit facility of $1.0 million was also renewed and expires on September 30, 2006. Borrowings under this facility at April 30, 2006 were $590,455.

     Management believes that cash flows from operations, together with available borrowing under its existing credit facilities will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs. If investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow it to obtain additional capital, if necessary.
Critical Accounting Policies
     The Company’s critical accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2005. In the first nine months of fiscal 2006, the following significant accounting policies were changed primarily as a result of the reverse merger with Valley Forge:
     Principles of consolidation: Through the date of the reverse merger described in Note 3 to the consolidated financial statements, the condensed consolidated financial statements included the accounts of Synergetics and its wholly owned subsidiaries: Synergetics Development Company, LLC and an 83 percent owned subsidiary, Synergetics Laser, LLC. Thereafter, the condensed consolidated financial statements include the accounts of Synergetics USA, Inc. and its wholly owned subsidiaries: Synergetics, Synergetics IP, Inc. and Synergetics Development Company, LLC. All significant intercompany accounts and transactions have been eliminated.
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
     Service revenue substantially relates to repairs of products and is recognized when the service has been completed. Revenue from license, extended warranty contracts and royalty fees is recorded when earned.
     Stock-based compensation: We have a stock plan for employees and consultants allowing for incentive and non-qualified stock options and restricted stock and stock awards which have been granted to certain employees and certain consultants of the Company. In addition, we have a stock option plan for non-employee directors allowing for non-qualified stock options. Options under this plan have been granted to all non-employee directors. As of August 1, 2005, Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS123(R)), became effective for the Company. The Company had previously followed Accounting Principles Board Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation” (“APB No. 25”), and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. The Company has elected to use the modified prospective transition method. Under the modified prospective transition method, an entity uses the fair value based accounting method for all director and employee awards granted, modified or settled after the effective date. As of the effective date, compensation costs related to the nonvested portion of awards outstanding as of that date are based on the grant-date fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). Compensation expense is recognized in net earnings for restricted stock awards.
     Segment information: The Company operates in two business segments — the Synergetics segment and the Valley Forge segment. The Synergetics segment includes revenue and operating expenses associated with the sales of ophthalmic and neurosurgical instruments and Omni® ultrasonic aspirator. The Valley Forge segment includes revenue and operating expenses associated with the sales of bipolar electrosurgical generators. The financial results of Valley Forge have been included from September 22, 2005 through April 30, 2006.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     At April 30, 2006, the Company had a revolving credit facility and an equipment line of credit facility in place. The Company’s $5.5 million revolving credit facility had an outstanding balance of $1,300,042 at April 30, 2006 and its equipment line of credit facility had an outstanding balance of $590,455 at April 30, 2006. The equipment line of credit facility bears interest at the bank’s prime lending rate. The $5.5 million revolving credit facility bears interest at LIBOR plus 2.25 percent adjusting each quarter based upon the Company’s leverage ratio. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $38,000. The Company does not perform any interest rate hedging activities related to its credit facilities.
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
Item 4 — Controls and Procedures
     We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2006. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of April 30, 2006, the period covered by this report, because of a material weakness in the Company’s internal control over financial reporting described more fully below.
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
     In the course of the annual audit of Synergetics’ fiscal year ended July 31, 2005, management concluded that there was a deficiency in its internal control relating to inventory. This control deficiency, which management determined to be a material weakness, relates to Synergetics’ accounting system not being properly updated for raw materials purchased throughout the period, resulting in incorrect average prices and an incorrect value of inventory recorded in its accounting records. Because the accounting system is not being updated properly, the perpetual inventory required substantial adjustment at year-end. The Company is in the process of reviewing all of its purchased inventory and a substantial portion of its manufactured products to determine the appropriate cost to be utilized for its valuation of all stages of inventory. The Company has updated its Enterprise Resource Planning (ERP) System and created additional monitoring processes around inventory purchases to allow the changes in raw materials prices to be appropriately tracked through the accounting system. Such new procedures and updated ERP system will result in more accurate and reliable interim and year-end financial information with respect to inventories and cost of goods sold and should enable the Company to avoid unexpected significant adjustments related to this process at period-end.
     We have begun the process of documenting and testing our internal controls over financial reporting and have identified and expect to continue to identify matters which will require remediation. We have taken steps to improve our internal controls, including our controls over inventory and information technology; however, additional steps may be required to improve our internal controls, and these may be both time consuming and costly. Additionally, there can be no assurance, that we, or our independent registered public accounting firm, may not discover other material weaknesses during the assessment of our internal controls for fiscal year 2006 that will be difficult to remediate timely, hence affecting the conclusion about the design and/or operating effectiveness of our controls for fiscal year 2006.

     The Company made changes in its internal control over financial reporting to incorporate Valley Forge’s financial reporting into Synergetics Inc.’s financial reporting including a change in the accounting and finance reporting structure during the first nine months of the fiscal year covered by this report. No other changes were made that would materially affect the internal control over financial reporting.
Part II — Other Information
Item 1 — Legal Proceedings
          On February 11, 2004, Synergetics, the Company’s wholly owned subsidiary, filed an action against two ex-employees, in which Synergetics alleged that the defendants, among other things, misappropriated trade secrets, intentionally interfered with Synergetics’ business relationships, and breached confidentiality contracts. Synergetics subsequently amended the complaint to add claims of fraud and breach of fiduciary duty. The suit was brought in the United States District Court, Eastern District of Missouri and was captioned Synergetics, Inc. v. Charles Richard Hurst, Jr. and Michael McGowan, Case No. 4:04-CV-318DDN. On August 10, 2005, Defendants answered and filed counterclaims alleging tortious interference with business relationships and seeking a declaration that Defendants had not misappropriated any confidential information or trade secrets of Synergetics. After the Court transferred Defendants’ counterclaim for tortious interference to New Jersey (where it was subsequently dismissed by Defendants), trial began on September 12, 2005, and on September 20, 2005 the jury returned a verdict in favor of Synergetics. On December 9, 2005, the Court, consistent with the jury’s findings, entered the judgment awarding Synergetics $1,759,165 in compensatory damages against Defendants, and $293,194 in punitive damages against Hurst and $293,194 in punitive damages against McGowan. The Court also granted Synergetics certain injunctive relief against Defendants and awarded costs from the litigation in the amount of $22,264. On January 9, 2006, Defendants filed a notice of appeal. Proceedings in the appeal are on-going.
          On October 21, 2004, Synergetics filed suit in the United States District Court, Eastern District of Pennsylvania against Hurst and McGowan’s company, Innovatech Surgical, Inc. (“Innovatech”), and its manufacturer, Peregrine Surgical, Ltd. (“Peregrine”) for patent infringement. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd., and Innovatech Surgical, Inc., Case No. 4:04-CV-4939. The suit against Innovatech and Peregrine arises out of the Defendants’ sale, use and manufacture of an adapter and connector that are alleged to infringe two of Synergetics’ patents. Synergetics seeks damages and injunctive relief in this action. In a decision on the parties’ motions for summary judgment dated April 6, 2006 the Court ruled that defendants do not literally infringe the patent, but that trial should proceed on the issue of whether defendants infringe pursuant to the doctrine of equivalents. Trial on this issue is set to begin on June 26, 2006.
          On October 19, 2005, IRIDEX Corporation (“IRIDEX”) filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement. This suit is captioned IRIDEX Corporation v. Synergetics USA, Inc., Case No. 4:05CV1916CDP. IRIDEX Corporation filed suit against the Company for infringement of the IRIDEX Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding.” IRIDEX alleges that Synergetics’ Quick Disconnect Laser Probes and adapter infringe its patent. It seeks damages, including treble damages, and injunctive relief. On November 30, 2005, the Company filed its answer in this lawsuit and asked the court to declare that its products do not infringe the IRIDEX patent. In addition, the Company countersued IRIDEX alleging that it engaged in false advertising, commercial disparagement, trade libel, injurious falsehood and unfair competition under the Federal Lanham Act and applicable Missouri common law. The counterclaim also includes a count of defamation. These claims primarily relate to alleged false or misleading statements and publications by IRIDEX and its representatives with respect to the Company’s laser adapters and laser probes. Litigation in this matter is ongoing.
          On January 10, 2006, Synergetics filed a suit in the United States District Court, Eastern District of Pennsylvania against Innovatech and Peregrine for infringement of U.S. Patent No. 6,984,230, and on April 25, 2006 the Court permitted Synergetics to amend its complaint to add IRIDEX as well. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd., et al., Case No. 2:06-cv-00107. The suit arises out of the Defendants’ sale, use and manufacture of a laser probe that is alleged to infringe Synergetics’ patent. Synergetics seeks damages and injunctive relief in this action. Innovatech and Peregrine have asserted by way of affirmative defenses or counterclaims, inter alia, that they do not infringe the patent, that the patent in suit is invalid, and that Synergetics engaged in inequitable conduct rendering the patent unenforceable. Innovatech also counterclaims for alleged violations of the Lanham Act, 15 U.S.C. §1125. Moreover, Innovatech has moved to add the Company as a party to the case, and to add a counterclaim for violation of the Sherman Act, 15 U.S.C. § 1 and 2. Synergetics does not believe the patent is invalid, or that it engaged in inequitable conduct or conduct that violated the Lanham Act or Sherman Act, and intends to vigorously prosecute this litigation.
          On May 26, 2006, Peregrine filed suit in the United States District Court, Eastern District of Pennsylvania against the Company seeking a declaratory judgment of non-infringement of the Synergetics Patent No. 5,921,998.

          In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of April 30, 2006, the Company has no litigation reserve recorded.
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
None
Item 3 — Defaults upon Senior Securities
None
Item 4 — Submission of Matters to a Vote of Security Holders
None
Item 5 — Other Information
None
Item 6 — Exhibits

Exhibit No.	Description

10.1	Amended and Restated Synergetics USA, Inc. 2001 Stock Plan

10.2	Form of Employee Restricted Stock Agreement for the Amended and Restated Synergetics USA, Inc. 2001 Stock Plan

10.3	Amended and Restated Synergetics USA, Inc. 2005 Non-employee Directors’ Stock Option Plan

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Trademark Acknowledgements
Synergetics, the Synergetics’ logo, Malis, Omni, Bident and Finest Energy Source for Surgery are our registered trademarks. PHOTON, DualWave, COAG, Advantage, Microserrated, Microfiber, Solution, Tru-Micro, DDMS, Krypotonite, Diamond Black, Bullseye, Spetzler Claw, Spetzler Micro Claw, Spetzler Open Angle Micro Claw, Spetzler Barracuda, Spetzler Pineapple and Bi-Safe product names are our trademarks. All other trademarks or tradenames appearing in the Form 10-Q are the property of their respective owners.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SYNERGETICS USA, INC. (Registrant)
June 13, 2006	/s/ Gregg D. Scheller
Gregg D. Scheller, President and Chief
Executive Officer (Principal Executive Officer)

June 13, 2006	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)