Form 10-K
period 2006-07-31
SYNERGETICS USA INC
filed 2006-10-16
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2006 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-10382
SYNERGETICS USA, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2131580

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3845 Corporate Centre Drive
O’Fallon, Missouri	63368

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (636) 939-5100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check market if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐       Accelerated Filer ☑       Non-Accelerated ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported by The Nasdaq Stock Market as of January 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $122,719,268.
At October 13, 2006, there were 24,206,970 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders, expected to be held on November 30, 2006, are incorporated by reference into Part III of this Form 10-K where indicated.

SYNERGETICS USA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2006

SYNERGETICS USA, INC.
STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual result to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties are discussed in Part I, Item 1A, “Risk Factors.”
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
PART I
Item 1. Business
Overview
     Synergetics USA, Inc. (“Synergetics USA” or “Company”) is a Delaware corporation incorporated on June 2, 2005 in connection with the merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”). Synergetics was founded in 1991. Valley Forge was incorporated in 1980 and became a publicly-held company in November 1989. Prior to the merger of Synergetics and Valley Forge, Valley Forge’s common stock was listed on The Nasdaq SmallCap Market (now known as The Nasdaq Capital Market) and the Boston Stock Exchange under the ticker symbol “VLFG.” On September 21, 2005, Synergetics Acquisition Corporation, a wholly-owned Missouri subsidiary of Valley Forge, merged with and into Synergetics, and Synergetics thereby became a wholly owned subsidiary of Valley Forge. On September 22, 2005, Valley Forge reincorporated from a Pennsylvania corporation to a Delaware corporation and changed its name to Synergetics USA, Inc. Upon consummation of the merger, the Company’s securities began trading on The Nasdaq Capital Market under the ticker symbol “SURG,” and its shares were voluntarily delisted from the Boston Stock Exchange.

     The Company designs, manufactures and markets precision-engineered, microsurgical instruments, capital equipment and devices primarily for use in vitreoretinal surgery and neurosurgical applications. Its products are designed and manufactured to support micro or minimally invasive surgical procedures. In addition, it also designs and manufactures disposable and non-disposable supplies and accessories for use with these products. Prior to the merger, Synergetics operated on a fiscal year ending July 31 and Valley Forge operated on a fiscal year ending September 30. The Company has adopted Synergetics’ fiscal year end and, accordingly, all fiscal year end information is reported for periods ended on July 31, unless otherwise noted.
     The Company operates in two business segments – the Synergetics segment and the Valley Forge segment. The Synergetics segment includes revenue and operating expenses associated with the sales of ophthalmic and neurosurgical instruments and Omni® ultrasonic aspirators. The Valley Forge segment includes revenue and operating expenses associated with the sales of bipolar electrosurgical generators. The financial results of Valley Forge have been included from September 22, 2005 through July 31, 2006. For information with regard to net sales, income from operations and identifiable assets attributable to each of our business segments, see our Notes to Consolidated Financial Statements.
     Revenues from our ophthalmic products constituted 59.4%, 81.5% and 83.3% of our total revenues in fiscal 2006, 2005 and 2004, respectively. Revenues from our neurosurgical products represented 33.6%, 18.5% and 16.7% of our total revenues in fiscal 2006, 2005 and 2004, respectively. In addition, other revenue from our pain control management, dental and ear, nose and throat (“ENT”) products was 7.0% in fiscal 2006. We expect that the relative revenue contribution of our neurosurgical products will continue to rise in 2007 as a result of our continued efforts to expand our neurosurgical product line. International revenues of $8.2 million, $5.4 million and $3.4 million constituted 21.3%, 24.8% and 20.3% of our total revenues in fiscal 2006, 2005 and 2004, respectively. We expect that the relative revenue contribution of our international sales will rise in 2007 as a result of our continued efforts to expand our international distribution and our expanded neurosurgical product offerings including the Sonopet Omni® ultrasonic aspirator and Malis® AdvantageTM.
Other Recent Events
     On August 7, 2006, Synergetics finalized the settlement agreement with Peregrine Surgical, Ltd. (“Peregrine”) and Innovatech Surgical, Inc. (“Innovatech”) for an out-of-court settlement of its patent infringement lawsuit filed on October 21, 2004 against Peregrine. The terms of the settlement agreement include Peregrine paying Synergetics $350,000 and Peregrine and Innovatech agreeing to no longer use, manufacture or sell the technology accused of infringing Synergetics’ U.S. patent nos. 6,357,932 and 6,634,799 covering Synergetics’ Quick-Disconnect Laser Probes and Adapters. The settlement amount was paid on August 21, 2006.
     Since the fiscal year ended July 31, 2006, the Company has received the first orders for the VitraTM laser unit, which it distributes based on a three-year distribution agreement with Quantel Medical of France (“Quantel”), the PhotonTM II light source and the Malis® AdvantageTM. More information about these products can be found in the discussion below.
Strategy
     Our goal is to become a global leader in the development, manufacture and marketing of precision-engineered, microsurgical instruments and capital equipment for use in vitreoretinal surgery and neurosurgical applications and to grow our product lines in other specialty surgical markets. We are taking the following steps toward achieving our goal:

•	Introducing new technology that can be easily differentiated from our competition;

•	Identifying microsurgical niches that may offer the prospect for substantial growth and higher profit margins;

•	Accelerating our international growth;

•	Utilizing the full breadth and depth of knowledge, experience and resources in our research and development department;

•	Branding and marketing a substantial portion of our neurosurgical products with the Malis® trademark;

•	Continuing to develop our distribution channels;

•	Continuing to grow our disposables revenue stream;

•	Introducing the Malis® AdvantageTM, the newest multifunctional bipolar electrosurgical generator, into neurosurgery;

•	Expanding the Malis® AdvantageTM into other surgical markets;

•	Expanding the use of our Sonopet Omni®, our ultrasonic aspirator, into other surgical markets; and

•	Exploring opportunities for growth through strategic partnering with other companies, such as our current relationships with Codman & Shurtleff, Inc. (“Codman”), an affiliate of Johnson & Johnson, Stryker Corporation (“Stryker”) and Quantel.
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Business Strategy” for further discussion.
Products and Services
Ophthalmic and Vitreoretinal Surgical Market
     Various diseases of the eye, including trauma to the eye, can lead to a damaged retina. Conditions associated with retinal detachment often require surgical treatment in order to prevent vision loss. These conditions include proliferative diabetic retinopathy, macular holes, macular puckers and traumatic eye injuries. Vitreoretinal surgery involves the removal of damaged tissue from the eye caused by disease or injury that interferes with normal vision. This surgery is generally performed on the rearward portion of the eye surrounding the retina through incisions made near the front of the eye. The retinal surgeon may need a variety of different instruments and capital equipment to perform the surgery, such as a vitreous cutter to remove the vitreous from the eye, a light source and an illuminator to illuminate the eye, a laser and a laser probe which delivers a high-intensity light, and other microsurgical instruments including forceps, scissors and picks, many of which are offered by the Company.
     The Company estimates there are approximately 5,500 practicing retinal surgeons worldwide. It is estimated that approximately 230,000 vitrectomies are performed each year in the United States and 190,000 vitrectomies are performed throughout the rest of the world.

     Through Synergetics, the Company initially engineered and produced prototype instruments designed to assist retinal surgeons in treating acute subretinal pathologies such as histoplasmosis and Age-Related Macular Degeneration. Synergetics developed a number of specialized lines of finely engineered microsurgical instruments, which today have grown to comprise a product catalogue of over 2,000 retinal surgical items including scissors, retractors, cannulas, forceps and other reusable and disposable surgical instruments. During fiscal 2006, the Company introduced disposable forceps to be utilized on reusable handles. These forceps and other instruments of this type have been widely accepted.
     We are a leading supplier of 25 and 23 gauge instrumentation to the ophthalmic surgical market. A larger 20 gauge size was previously the industry standard. These microsurgical instruments enable surgeons to make smaller stitch-less incisions. However, the use of 25 and 23 gauge instrumentation limits the amount of light that can be delivered to the surgical field using traditional light sources. As such, we engineered a system solution using smaller optical fibers that, in combination with other product functionality, are capable of efficiently delivering more light to the surgical field than traditional light systems. At the same time, the device can deliver concentrated laser energy to the site to provide endophotocoagulation. This technology was introduced to operating rooms across the world with Synergetics’ release in July 2004 of our PhotonTM xenon light source for vitreoretinal illumination. These illuminators produce high output light and pass laser energy through the devices which are delivered coaxially to the surgical site through ultra-fine fiberoptic fibers. The ability of the PhotonTM to deliver both laser energy and vitreoretinal illumination through the same fiber line is unique, as is the number of accessories which can be attached to the device. These features distinguish the PhotonTM from other xenon light sources in the marketplace. We believe the PhotonTM will continue to gain acceptance in the ophthalmic surgical market as demand increases for 25 and 23 gauge instrumentation used in connection with minimally invasive surgical techniques.
     In September 2006, the Company announced that the PhotonTM had been upgraded to the PhotonTM II which offers two new features that double the apparent amount of light in the surgical field.
     In addition to producing our own ophthalmic and vitreoretinal surgical instruments and equipment, we entered into a three-year distribution agreement in June 2006 with Quantel. This distribution agreement allows for the exclusive distribution of Quantel’s VitraTM into ophthalmic operating rooms and non-exclusive distribution into ophthalmic offices. The VitraTM is a portable laser and is compatible with the PhotonTM II illuminator. In July 2006, we shipped our first two VitraTM lasers.
     Our business continues to grow and evolve as new, minimally invasive surgical techniques are pioneered by leading vitreoretinal surgeons. As microsurgical instruments become ever smaller, new endoillumination technology is required to assist surgeons in this field. Synergetics was an early developer of cutting-edge endoillumination and continues to be a leader in the marketplace in the design, manufacture and marketing of laser probes and fiberoptic endoilluminators.
Neurosurgery Market
     There are over 100 different types of brain tumors, and more than 180,000 adults and approximately 2,200 children are diagnosed with brain tumors each year. In addition to brain tumors, cerebral aneurysms, congenital malformations of the skull, excess fluid on the brain and other disorders, including trauma, can lead to neurosurgery. Neurosurgery is a medical specialty dealing with disorders of the brain, skull, spinal cord, cranial and spinal nerves, the autonomic nervous system and the pituitary gland. The neurosurgeon may need a variety of different instruments and capital devices to perform the surgery, such as operating microscopes, ultrasonic suction devices, electrosurgical generators, computer-assisted virtual neurosurgery and other instruments, many of which are offered by the Company.

     The Company estimates that there are approximately 6,800 practicing neurological surgeons worldwide. It is estimated that approximately 220,000 cranial procedures are performed each year in the United States, including over 51,000 craniotomies for tumor removal. In addition, over 500,000 spine surgery procedures are performed annually in the United States and a total of over one million such procedures are performed worldwide by neurosurgeons and orthopedic surgeons.
     The Company has a complementary neurosurgical product line which includes the Omni® ultrasonic aspirator, an electrosurgical generator and precision neurosurgical instruments. Our neurosurgery product catalogue consists of over 500 neurosurgical items including capital equipment, disposable and reusable instruments and other disposable items.
     A prominent use of the Company’s Omni® ultrasonic aspirator in neurosurgery is tumor removal. Through a relationship with Miwatec of Japan, the Company distributes the aspirator in the U.S., Canada, Latin and most of South America, all but two countries in Europe, South Africa, Australia and New Zealand. The Omni® ultrasonic aspirator uses ultrasonic waves to cause vibration of a tip. The aspirator utilizes a handpiece to vibrate a tip that emulsifies bone and tissue for removal and then utilizes suction to aspirate these bone and tissue fragments. The Omni® is unique in its ability to remove bone torsionally at a 90o angle, a feature that is particularly helpful in surgery on the cranium and spine.
     Also, in intracranial neurosurgery, a bipolar electrosurgical system is the modality of choice as compared to monopolar products for coagulation. The popularity of the bipolar system is largely due to the efforts of the late Dr. Leonard I. Malis, who designed and developed the first commercial bipolar coagulator in 1955 and pioneered the use of bipolar electrosurgery for use in the brain.
     The foundation of our bipolar electrosurgical system lies in our proprietary DualWaveTM technology. Using this technology, our bipolar generators are able to deliver two separate waveforms to perform the two separate and distinct functions of cutting and coagulation. With the virtual elimination of heat and electrical current spread, this technology, when used in accordance with the product instructions, can be used in direct contact with nerves, bones, blood vessels and metal implants, and we believe can be used in many areas of surgery. Our generators contain a rigidly stabilized voltage control to provide an extremely gentle cut, using about one-fifth the power of other generators.
     Our third generation electrosurgical generator is sold exclusively in neurosurgery through Codman. We will be the exclusive distributor of our recently introduced fourth generation generator branded the Malis® AdvantageTM. The AdvantageTM has many unique features including the ability to blend the two waveforms to perform cutting and coagulation at the same time, a sterilizable remote control and a friendly, touch screen front interface which permits easier programmability. These units have successfully completed electromagnetic compatibility and safety testing required in the United States and European Union. The registration process continues in other countries. We remain confident that we will successfully complete the process in a timely manner.
Pain Control Market
     The Company manufactures a lesion generator used for minimally invasive pain treatment. The pain control unit can be utilized for facet denervation, rhizotomy, percutaneous chardotomy, dorsal root entry zone lesions, peripheral neuralgia, trigeminal neuralgia and ramus communications. Pain relief is achieved by the controlled heating of the area surrounding the electrode tip. A thermosensor in the probe is used to control tissue temperature. Impedance values are displayed to guard against unsafe conditions. The system provides an electrical stimulator for nerve localization and various coagulating outputs that are selectable based on the procedures undertaken. The generator is configured for bipolar output, to minimize current leakage, but is also capable of monopolar operation. The

Company supplies this lesion generator to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The term of the agreement is for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. The agreement covers the manufacture and supply of the lesion generator unit together with certain accessories. Stryker has agreed to make minimum purchases in excess of $900,000 during the first agreement year and $500,000 in the second and third years. Minimum purchase requirements for years four and five are to be determined by the parties based on market conditions and other factors. The agreement also provides Stryker the right of first refusal for the distribution of certain other products in the pain control, orthopedic, ENT, craniomaxillofacial, and head and neck surgery markets. The Company has been working on an international version of the lesion generator and shipped the first prototype units to Stryker in July 2006.
Dental Market
     There are an estimated 150,000 professionally active dentists in the United States. As primary oral health care providers, approximately 80% of dentists are generalists, and approximately 20% are specialists. There are currently more than 20 different procedures authorized by the American Dental Association that are eligible for reimbursement for which bipolar surgery can be used including the surgical treatment of gingivitis, connective tissue graft, surgical removal of residual tooth roots, crown and bridge preparation, biopsy of oral tissue, excision of cysts and tumors and surgical removal of impacted or erupted teeth. Our Bident® Bipolar Tissue Management System uses the same DualWaveTM technology used in neurosurgery, as discussed above. The Bident® Bipolar System allows dentists to work in direct contact with metal implants, nerves, bone and blood vessels, essentially eliminating collateral tissue damage from electrical current spread and heat buildup. This system performs two separate functions: bipolar tissue cutting and bipolar coagulation of blood vessels and is comprised of the electrosurgical generator, a foot pedal control, connecting cables and an array of disposable bipolar handheld instruments, which are attached to the generator via a single use bipolar cord. Our current bipolar dental products are sold directly to dentists and through distributors.
Manufacturing and Supplies
     We design, manufacture and assemble the majority of our ophthalmic and certain of our neurosurgical products in our facility in O’Fallon, Missouri. The bipolar electrosurgical generators (including the neurosurgery, pain control and dental units) are manufactured in King of Prussia, Pennsylvania. The Omni® ultrasonic aspirator and the VitraTM laser units are manufactured by third parties. Our products are assembled from raw materials and components supplied to us by third parties. Most of the raw materials and components we use in the manufacture of our products are available from more than one supplier. For some components, however, there are relatively few alternate sources of supply. We rely upon single source suppliers or contract manufacturers for a small portion of our disposable product line, for the production of our Omni® and for several key components of our PhotonTM xenon light source and our electrosurgical generators. Our profit margins and our ability to develop and deliver products on a timely basis may be adversely affected by the lack of alternative supply in the required timeframe.
     The medical devices manufactured by us are subject to extensive regulation by governmental authorities, including federal, state and foreign governmental agencies. The principal regulator in the United States is the Food and Drug Administration (the “FDA”). Our manufacturing process is subject to the regulatory requirements of the Federal Good Manufacturing Practice Regulations as promulgated by the FDA, as well as other regulatory requirements of the FDA, which mandate detailed quality assurance and record-keeping procedures and subject us to unscheduled periodic quality system inspections. We conduct internal quality assurance audits throughout the manufacturing process and believe that we are in compliance with all applicable government regulations. At both of our manufacturing facilities, we have also voluntarily chosen to subject ourselves to the audit procedures established by the International Standards Organization (“ISO”), the world’s largest developer of standards. In December 1998, we received certification for ISO 9002/EN 46002. ISO 9002/EN 46002 is a documented international quality system standard that documents compliance with the European Medical Device Directive. In December 2003, we were certified to ISO 13485: 1996, which replaced ISO 9002/EN 46002 as the international standard for quality systems applied to medical devices. In March 2006, we were certified to ISO 13485: 2003, which replaced ISO 13485: 1996 the international standard for quality systems applied to medical devices.
     In October 2005, we completed a 27,000 square foot addition to our 33,000 square foot manufacturing facility and headquarters in O’Fallon, Missouri. We believe this new facility will enhance our operations and make them more efficient. In July 2005, Valley Forge moved its Philadelphia manufacturing, engineering and assembly facility and our Oaks, Pennsylvania selling, general and administrative offices into a new facility located in Upper Merion Township, Pennsylvania. Effective May 1, 2005, Valley Forge entered into a combination sublease and lease agreement for this facility for a term of four and one-half years for approximately 13,500 square feet of office, assembly, engineering and manufacturing space.
Marketing and Sales
Ophthalmic and Vitreoretinal Surgical Market
     In the United States and Canada, over a number of years, we have assembled a dedicated sales and marketing team. In the United States and Canada, our team sells our ophthalmic and vitreoretinal surgical products directly to end-users employing a dedicated staff of approximately 20 sales and marketing professionals. We offer over 2,000 separate catalogue items in the ophthalmic and vitreoretinal surgical markets. Our ophthalmic and vitreoretinal products include vitreoretinal instruments, fiber optic endoilluminators, laser probes, a variety of disposable and reusable instruments designed for intraocular manipulation of tissues, illumination equipment under the PhotonTM brand, laser equipment for the United States under the VitraTM brand, an international laser unit and miscellaneous products.
     Internationally, we utilize a hybrid sales network comprised of direct sales representatives and distribution agreements with independent representatives to sell and distribute our ophthalmic and vitreoretinal surgical products. At July 31, 2006, we had six international direct sales and marketing employees and are represented by approximately 45 foreign distributors and independent sales representatives. Our ophthalmic and vitreoretinal surgical products are offered for sale in approximately 47 countries outside the United States. The terms of sale to our foreign distributors and our foreign end-user customers do not differ materially from our terms to our domestic end-user customers. Selling prices are established based upon each country’s price list.
Neurosurgery Market
     In September 2005, we initiated a comprehensive reorganization of our ophthalmic and neurosurgical marketing and sales management teams. This initiative was designed to draw on our broad sales and marketing expertise developed over the years in the vitreoretinal surgical arena. We believe the sales model we have successfully employed in the ophthalmic and vitreoretinal surgical marketplace will translate well to the neurosurgery market and offer us expanded opportunities for sales growth both domestically and internationally. Domestically, we currently utilize a hybrid sales network comprised of seven direct sales territory managers and nine independent distributors to sell our neurosurgical products. These domestic territory managers and independent distributors are supervised by two sales managers. Internationally, we rely upon 32 independent distributors to sell these products in approximately 41 countries. Internationally, we presently have one international sales manager. In addition, we have a dedicated marketing staff. The neurosurgical products we distribute include the Omni® ultrasonic aspirator and disposables, Tru-MicroTM instruments, Malis® AdvantageTM electrosurgical generator, Malis® disposables, Malis® cord tubing sets, Malis® bipolar forceps and miscellaneous endoscopic instruments. We offer approximately 500 separate catalogue items in the neurosurgical market.

     In the neurosurgery market, our bipolar electrosurgical system has been sold for over 20 years, through a distribution agreement with Codman. On January 9, 2006, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories. In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.
Pain Control Market
     In the pain control market, we manufacture for Stryker a lesion generator for the percutaneous treatment of pain pursuant to a supply and distribution agreement dated as of October 25, 2004. The term of the agreement is for slightly over five years, commencing November 11, 2004 and ending on December 31, 2009, and grants Stryker exclusive worldwide marketing rights for distribution and sale of the lesion generator. In the first year of the agreement, Stryker agreed to make minimum purchases in excess of $900,000 for a combination of sales demonstration units and commercial sales units. In the second and third agreement years, Stryker agreed to make minimum purchases of approximately $500,000 per year for commercial sales units. Minimum purchase requirements for agreement years four and five are to be determined by the parties based on market conditions and other factors. The agreement also provides Stryker the right of first refusal for the distribution of certain other products in the pain control, orthopedic, ENT, craniomaxillofacial, and head and neck surgery markets.
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
Ophthalmic and Vitreoretinal Surgical Market
     Our ophthalmic and vitreoretinal surgical instruments and disposables compete against manufacturers of similar products, including those sold by our major competitors, Alcon, Inc., IRIDEX Corporation (“IRIDEX”), Bausch & Lomb, Inc. and Dutch Ophthalmic USA. Our PhotonTM xenon light source and our new PhotonTM II gas-arc light source competes against manufacturers of similar products, including those sold by Alcon, Inc. In addition, our products compete with smaller specialized companies and larger companies that do not otherwise focus on ophthalmic and vitreoretinal surgery.
Neurosurgery Market
     In neurosurgery, we develop, design and manufacture precision-engineered, microsurgical instruments. In addition, we believe we are the premier manufacturer of bipolar electrosurgical systems for use in neurosurgery. Our neurosurgery bipolar electrosurgical systems compete against manufacturers of electrosurgical systems, including the Valleylab division of Tyco International Ltd., Kirwan Surgical Products, Inc., Erbe Elektromedizin GmbH and Aesculap Inc., USA, a B. Braun Medical Inc. company. Our Omni® ultrasonic aspirator and our proprietary and patent-pending ultrasonic tip designs offer product features, quality, safety and unique bone cutting capabilities in the industry, which is particularly helpful in surgery on the cranium and on the spine. Our Omni® ultrasonic aspirator competes against Integra Life Sciences Holdings, Corp., the manufacturer of the CUSA ultrasonic system. Our neurosurgical instruments and disposables compete against manufacturers of similar products, including those sold by Integra NeuroSciencesTM. In addition, our products compete with smaller specialized companies and larger companies that do not otherwise focus on neurosurgery. Our products also compete with other technologies, such as lasers, handheld instruments and a variety of tissue removal systems designed for removing skull-based tumors. Aggressive pharmaceutical intervention could preclude the usage of our surgical products.
Pain Control Market
     The lesion generator for the treatment of pain that we manufacture and supply to Stryker competes with other manufacturers of pain control devices as well as medical practices that treat this condition with medication.
Dental Market
     We believe that we are the only manufacturer of bipolar electrosurgical systems serving the dental market. Our Bident® Bipolar Tissue Management System competes with monopolar electrosurgical systems manufactured by Ellman International, Inc. and laser and other monopolar electrosurgical systems manufactured by several other companies including Parkell, Inc.
Research and Development
     Our research and development primarily focuses on developing new products based on our proprietary Malis® electrosurgical generator/DualWaveTM technology, our Omni® ultrasonic aspirator and PhotonTM technology and our expertise in vitreoretinal surgery and neurosurgery. We are continually engineering new products and instrumentation as well as enhancements to existing products to meet the needs of surgeons in various surgical disciplines. We have entered into consultation arrangements with leading international ophthalmic surgeons, all of whom specialize in vitreoretinal procedures. In neurosurgery, we have worked closely with leading neurosurgeons to develop microsurgical instruments and ultrasonic tips used with our Omni® ultrasonic aspirator.
     The Company has historically invested in leading edge research and development projects and, in fiscal 2007, we expect continued development of Malis® AdvantageTM supporting accessories; 25, 23 and 20 gauge precision instruments; 25, 23 and 20 gauge suture-less precision instruments; endoillumination and laser probes; PhotonTM supporting disposables; and other products used in conjunction with minimally invasive surgical procedures.
     For the 2006, 2005 and 2004 fiscal years, Synergetics expended $1,655,122, $857,798 and $796,916, respectively, for research and development, which represents 4.3%, 3.9% and 4.7% of net sales, respectively. For its fiscal years ended September 30, 2004 and 2003, Valley Forge expended $508,207 and $489,930, respectively, for research and development. We anticipate that we will continue to incur greater research and development costs in connection with the development of our products. At July 31, 2006, the Company’s pipeline included approximately 35 active, major projects in various stages of completion. The Company expects over the next few years to invest in research and development at approximately 4% to 6% of net sales per fiscal year. Substantially all of our research and development is conducted internally. In the 2007 fiscal year, we anticipate that we will fund all of our research and development with current assets and cash flows from operations. We review our research and development programs quarterly to ensure that they remain consistent with and supportive of our growth strategies.
     During fiscal 2006, the Company’s research and development efforts produced 65 new catalogue items for ophthalmology. Among those items were a new piece of capital equipment, five new equipment accessories, 17 new reusable items and 42 new disposables including 21 new laser probes. During the same timeframe, our research and development efforts produced 19 new catalogue items for neurosurgery including three new equipment items, ten new reusable products and six new disposable products. New products, which management defines as products introduced within the prior 24-month period, accounted for approximately 12% of total sales for the Company for fiscal 2006, approximately $4.6 million. For fiscal 2005, new products accounted for approximately 14% of total sales for the Company, or just over $3.1 million.

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
     All medical devices introduced into the market since 1976, which include substantially all of our products, are required by the FDA as a condition of sale and marketing to secure either a 510(k) Premarket Notification clearance or an approved Premarket Approval Application (“PMA”). A Premarket Notification clearance indicates FDA agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market before 1976 or that has received 510(k) Premarket Notification clearance. The process of obtaining a Premarket Notification clearance can take several months, or years, and may require the submission of limited clinical data and supporting information. The PMA process typically requires the submission of significant quantities of clinical data and manufacturing information and involves significant review costs.
     Under FDA regulations, after a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials or packaging, requires a new 510(k) clearance. The FDA requires a manufacturer to make this determination in the first instance, but the FDA can review any such decision and, if it disagrees, can require a manufacturer to obtain a new 510(k) clearance or seek enforcement action against the manufacturer.
     We are also required to register with the FDA as a device manufacturer and are required to maintain compliance with the FDA’s Quality System Regulations (“QSRs”). The QSRs incorporate the requirements of Good Manufacturing Practice and relate to product design, testing and manufacturing quality assurance, as well as the maintenance of records and documentation.
     We may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety or effectiveness claims. Further, we are required to comply with various FDA requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device before marketing clearance has been received or promoting a cleared device for unapproved indications. Noncompliance with applicable regulatory requirements can result in enforcement action, which it is more fully described in the “Risk Factors” section of this Form 10-K.
     We have received Premarket Notification 510(k) clearance for our new multifunctional bipolar electrosurgical generator and single-use hand switching instruments. We also expect to file new applications during the fiscal 2007 year to cover new products and variations on existing products. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in the receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

     Medical device regulations also are in effect in many of the countries outside the United States in which our products are sold. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, The European Union Medical Device Directive became effective, and all medical devices sold in the European common market must meet the Medical Device Directive standards. The Company sells its products in the European medical market; as such, we have voluntarily chosen to subject ourselves to the audit procedures established by the European Union through which we have obtained “CE Marking” for many of our products. Pursuant to ISO procedures, the Company is audited every six months. A negative audit could result in the removal of the “CE Marking” on our products, which would effectively bar the sale of the Company’s products in the European market. Such a result would have a significant and material negative impact on the Company and its business. In addition, there are several other countries that require additional regulatory clearances.
     Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes. Although we cannot predict the impact, if any, these changes might have on our business, the impact could be material.
     Management believes that we are in material compliance with the regulations governing our business.
Safety Approvals
     The majority of our capital equipment products also require electrical safety testing, and in some cases electromagnetic compatibility testing, either as a part of product registration and/or to gain market acceptance.
Patents and Intellectual Property
     Our ability to compete in an effective manner depends primarily on developing, improving and maintaining proprietary aspects of our technology. As of July 31, 2006, there were approximately 26 pending United States patent applications that relate to our DualWaveTM bipolar electrosurgical systems, the illumination technology used in our PhotonTM xenon light source and the disposable products used with it, our ultrasonic bone cutting tips and various other reusable and disposable instruments. Our PhotonTM xenon light source is based on the combination of these patent applications, trade secrets and other know-how. Currently, we own 21 United States patents. Our current patents will begin to expire in 2012. We do not believe that the expiration of any one patent or of all of our patents over time will have a material adverse effect on our business. Other companies and entities have filed patent applications or have been issued patents relating to instruments, laser probes, endoillumination, light sources, monopolar and/or bipolar electrosurgical methods and devices.
     We seek patent protection of our key technology, products and product improvements in the United States and may seek patent protection in selected foreign countries. When determined appropriate, we will enforce and defend our patent rights. In general, however, we do not rely exclusively on our patents to provide us with any significant competitive advantages as it relates to our existing product lines. We also rely upon trade secrets, know-how, continuing technological innovations and superior engineering to develop and maintain our competitive advantage. In an effort to protect our trade secrets, we require all of our employees, consultants and advisors to execute proprietary information agreements and certain of them to sign invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements typically provide that all confidential information developed or made known to these individuals during the course of their relationship with us must be kept confidential, except in specified circumstances. They also contain provisions requiring these individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions.

     The late Dr. Leonard I. Malis was the Professor and Chairman Emeritus of Mount Sinai School of Medicine, Department of Neurosurgery and one of Valley Forge’s former directors. The Malis® trademark is a name widely recognized and respected in the neurosurgery field. Dr. Malis had traditionally licensed the Malis® trademark to Codman in connection with products sold by Codman to end users, which includes products that the Company sells to Codman. On October 12, 2005, we acquired the Malis® trademark. We paid the estate of Dr. Leonard I. Malis $159,904 in cash and the remainder in a $3,997,600 promissory note which will be paid in 25 equal quarterly installments of $159,904. During fiscal 2006, we have paid $479,712 and owe $3,517,888. We expect to pay off the note in January 2012. The promissory note is secured by a security interest in the trademark and certain of our DualWave™ patents.
     Synergetics, the Synergetics’ logo, Malis, Omni, Bident and Finest Energy Source for Surgery are our registered trademarks. Photon, DualWave, COAG, Advantage, Microserrated, Microfiber, Solution, Tru-Micro, DDMS, Krypotonite, Diamond Black, Bullseye, Spetzler Claw, Spetzler Micro Claw, Spetzler Open Angle Micro Claw, Spetzler Barracuda, Spetzler Pineapple and Bi-Safe product names are our trademarks. All other trademarks or tradenames appearing in the Form 10-K are the property of their respective owners.
Employees
     At October 11, 2006, we had approximately 346 employees. From time to time, we retain part-time employees, engineering consultants, scientists and other consultants. All full-time employees participate in our health benefit plan. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.
Available Information
     We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Exchange Act through our internet website at www.synergeticsusa.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Item 1A. Risk Factors
     In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation. You should carefully consider the risks described below before making an investment decision.
A significant part of our sales of our neurosurgical products comes from a single customer, which makes us vulnerable to the loss of that customer.
     Codman currently accounts for most of our total revenue from sales of our bipolar electrosurgical generators. During the fiscal year ended July 2006, revenue from sales of our bipolar electrosurgical generators represented approximately 17% of the Company’s total revenue. Under our existing agreement with Codman, Codman distributes the third generation generator trademarked as the CMCIII on an exclusive basis. Our existing agreement with Codman will expire by its own terms on December 31, 2008, unless extended by mutual agreement of the parties.

If any of our single source suppliers were to cease providing components, we may not be able to produce our products.
     We rely on a single source for the supply of the ultrasonic aspirator sold in the United States and internationally under Synergetics’ Omni® brand. Net sales of Synergetics’ Omni® ultrasonic aspirators for each of our fiscal years ended July 31, 2006 and 2005 amounted to greater than 10% of total net sales for each period. Also, the manufacture of Synergetics’ PhotonTM xenon light source depends on single sources for several key components. In addition, we subcontract for the manufacture of the disposable cord and tubing sets for the Malis® electrosurgical generator with a single manufacturer. If any of these suppliers become unwilling or unable to provide products or components in the required volumes and quality levels or in a timely manner, we would be required to locate and contract with substitute suppliers. Although we believe that alternative sources for many of these components and raw materials are available, we could have difficulty identifying a substitute supplier in a timely manner or on commercially reasonable terms and may have to pay higher prices to obtain the necessary materials. Any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified.
     We have also become aware that the manufacturers of several parts used in our third generation bipolar electrosurgical generator models will no longer be manufacturing these parts in the near future. While we have arranged to purchase and maintain a significant inventory of these parts, our efforts may not be sufficient depending on our unit sales. We must develop alternative sources for these parts as well as alternative parts. Alternative parts, if available, will require engineering redesign and may require regulatory approval before the manufacture of additional new units.
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
     Our competitive position depends on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development and protect our intellectual property. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success depends upon our ability to compete effectively against current technology as well as respond effectively to technological advances and upon our ability to successfully implement our marketing strategies and execute our research and development plan.
Our future results are dependent, in part, upon the successful introduction of our fourth generation multifunctional bipolar electrosurgical generator, marketed as the Malis® AdvantageTM.
     Our future success, in part, is dependent upon the successful launch of our new multifunctional bipolar electrosurgical generator and new proprietary single-use, hand-switching bipolar instruments. We announced these products on October 8, 2005 at the 56th Annual Congress of Neurosurgeons Meeting. Their success in the marketplace is dependent upon several factors including:

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
     We cannot be certain that our current products or any other products we may develop or market will achieve or maintain market acceptance. We cannot be certain that our devices and the procedures they perform will be able to replace those established treatments or that either physicians or the medical community in general will accept and utilize our devices or any other medical products that we may develop. For example, we cannot be certain that the medical community will accept our new multifunctional electrosurgical generator and proprietary hand-switching bipolar electrosurgical instruments over traditional monopolar and existing bipolar electrosurgical generators and instruments.
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
     Our research and development activities and the manufacturing, labeling, distribution and marketing of our existing and future products are subject to regulation by governmental agencies in the United States and in other countries. The FDA and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use.
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
     The FDA and foreign regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA may need to review the process before it may be used. Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitability, as a result of delays and additional capital investment costs. Failure to comply with applicable regulatory requirements discussed throughout this Form 10-K could subject us to enforcement actions, including:
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
     Our competitive position depends, in part, upon unpatented trade secrets, which can be difficult to protect. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. In an effort to protect our trade secrets, we require all of our employees, consultants and advisors to execute proprietary information agreements and certain of them to sign invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements typically provide that, except in specified circumstances, all confidential information developed or made known to the individual during the course of his or her relationship with us must be kept confidential. They also contain provisions requiring these individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Some jurisdictions limit the enforceability and scope of these agreements and these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of the unauthorized use or disclosure of confidential information.
     The medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and our competitors. Until recently patent applications were maintained in secrecy in the United States until after the patent had been issued. Patent applications, filed in the United States after November 2000 generally will be published 18 months after the filing date. However, since patent applications continue to be maintained in secrecy for at least some period of time, we cannot assure you that our technology does not infringe any patents, patent applications held by third parties or prior patents. We have, from time to time, been notified of, or have otherwise been made aware of, claims that we are infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders may offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable.
     Any claims, with or without merit, and regardless of whether we are successful on the merits, would be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. An adverse determination could prevent us from manufacturing or selling our products, which would have a material adverse effect on our business, results of operations and financial condition.
     In October 2005, IRIDEX filed suit against Synergetics USA for infringement of a patent. IRIDEX seeks damages, including treble damages and injunctive relief. We filed our answer in the lawsuit and asked the court to declare that our products do not infringe the IRIDEX patent. In addition, we countersued IRIDEX alleging that it engaged in false advertising, commercial disparagement, trade libel, injurious falsehood and unfair competition under the Federal Lanham Act and applicable Missouri law. While we believe that we have substantial meritorious defenses to their claims, we may incur significant dedication of management resources and legal costs in connection with this lawsuit.
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
     We believe our success depends on the contributions of a number of our key personnel, including Messrs. Scheller, Gampp and Malis and Ms. Boone, our Chief Executive Officer, Chief Operating Officer, Chief Scientific Officer and Chief Financial Officer, respectively. If we lose the services of key personnel, those losses could materially harm our business. We maintain key person life insurance of Messrs. Scheller, Gampp and Malis.
If we are unable to hire, train and retain additional sales, marketing, manufacturing, engineering and finance personnel, our growth could be impaired.
     To grow our business successfully and maintain a high level of quality, we will need to recruit, retain and motivate highly-skilled sales, marketing, engineering, manufacturing and finance personnel. If we are not able to hire, train, and retain a sufficient number of qualified employees, our growth may be impaired. In particular, we will need to expand our sales and marketing organizations in order to increase market awareness of our products and to increase revenues. In addition, as a company focused on the development of complex products, we will need to hire additional engineering staff of various experience levels in order to meet our product development strategy. Competition for skilled employees is intense.
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
     Provisions of our certificate of incorporation, bylaws and Delaware law may have the effect of deterring hostile takeovers or delaying or preventing changes in the control of our management, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of our shareholders to approve transactions that they may deem to be in their best interest. Also, our board of directors is divided into three classes, as nearly equal in size as practicable, with three-year staggered terms. This provision may deter a potential acquirer from engaging in a transaction with us because it will be unable to gain control of our board of directors until at least two annual meetings in which directors are elected by our shareholders.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
     Our primary office and manufacturing operations are conducted in a 60,000 square foot building owned by our wholly owned subsidiary Synergetics Development Company, LLC, a Missouri limited liability company. The facility is located in O’Fallon, Missouri, approximately 25 miles west of St. Louis, Missouri.
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
Item 3. Legal Proceedings
     On February 11, 2004, Synergetics filed an action against two ex-employees, in which Synergetics alleged that the Defendants, among other things, misappropriated trade secrets, intentionally interfered with Synergetics’ business relationships and breached confidentiality contracts. Synergetics subsequently amended the complaint to add claims of fraud and breach of fiduciary duty. The suit was brought in the United States District Court, Eastern District of Missouri and was captioned Synergetics, Inc. v. Charles Richard Hurst, Jr. and Michael McGowan, Case No. 4:04-CV-318DDN. On August 10, 2005, Defendants answered and filed counterclaims alleging tortious interference with business relationships and seeking a declaration that Defendants had not misappropriated any confidential information or trade secrets of Synergetics. After the Court transferred Defendants’ counterclaim for tortious interference to New Jersey (where it was subsequently dismissed by Defendants), trial began on September 12, 2005, and on September 20, 2005, the jury returned a verdict in favor of Synergetics. On December 9, 2005, the Court, consistent with the jury’s findings, entered the judgment awarding Synergetics $1,759,165 in compensatory damages against Defendants, and $293,194 in punitive damages against Hurst and $293,194 in punitive damages against McGowan. The Court also granted Synergetics certain injunctive relief against Defendants and awarded costs from the litigation in the amount of $22,264. On January 9, 2006, Defendants filed a notice of appeal. Proceedings in the appeal are on-going. Synergetics has commenced collection efforts against the Defendants.
     On October 21, 2004, Synergetics filed suit in the United States District Court, Eastern District of Pennsylvania against Hurst and McGowan’s company, Innovatech and its manufacturer, Peregrine, for patent infringement. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd., and Innovatech Surgical, Inc., Case No. 4:04-CV-4939. The suit against Innovatech and Peregrine arises out of the Defendants’ sale, use and manufacture of an adapter and connector that are alleged to infringe two of Synergetics’ patents. Synergetics seeks damages and injunctive relief in this action. In a decision on the parties’ motions for summary judgment dated April 6, 2006 the Court ruled that Defendants do not literally infringe the patent, but that trial should proceed on the issue of whether Defendants infringe pursuant to the doctrine of equivalents. Trial on this issue was set to begin on June 26, 2006. However, Synergetics, Innovatech and Peregrine reached a court approved settlement agreement which was finalized on August 7, 2006. The terms of the settlement agreement include Peregrine paying Synergetics $350,000 and Peregrine and Innovatech agreeing to no longer use, manufacture or sell this technology. The $350,000 was paid in August 2006.
     On October 19, 2005, IRIDEX filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement. This suit is captioned IRIDEX Corporation v. Synergetics USA, Inc., Case No. 4:05CV1916CDP. IRIDEX filed suit against the Company for infringement of the IRIDEX Patent No. 5,085,492 (“the ‘492 patent”) entitled “Optical Fiber with Electrical Encoding.” IRIDEX alleges that Synergetics’ Quick Disconnect Laser Probes and adapter infringe its patent. It seeks damages, including treble damages, and injunctive relief. On November 30, 2005, the Company filed its answer in this lawsuit and asked the court to declare that its products do not infringe the IRIDEX patent. In addition, the Company countersued IRIDEX alleging that it engaged in false advertising, commercial disparagement, trade libel, injurious falsehood and unfair competition under the Federal Lanham Act and applicable Missouri common law. The counterclaim also includes a count of defamation. These claims primarily relate to alleged false or misleading statements and publications by IRIDEX and its representatives with respect to the Company’s laser adapters and laser probes. Litigation in this matter is ongoing. While we believe that we have substantial meritorious defenses to their claims including that we do not infringe, that there exists substantial prior art that was not considered in their initial patent application and that six years have lapsed from their notification of infringement to their filing of the lawsuit which could lead to any potential damages being limited by the equitable theory of laches and estoppel, we may incur significant dedication of management resources and legal costs in connection with this lawsuit.
     On January 10, 2006, Synergetics filed a suit in the United States District Court, Eastern District of Pennsylvania against Innovatech and Peregrine for infringement of U.S. Patent No. 6,984,230, and on April 25, 2006 the Court permitted Synergetics to amend its complaint to add IRIDEX as a Defendant. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd., et al., Case No. 2:06-cv-00107. The suit arises out of the Defendants’ sale, use and manufacture of a laser probe that is alleged to infringe Synergetics’ patent. Synergetics seeks damages, including treble damages and injunctive relief in this action. Innovatech, Peregrine and IRIDEX have asserted by way of affirmative defenses or counterclaims, inter alia, that they do not infringe the patent, that the patent in suit is invalid and that Synergetics engaged in inequitable conduct rendering the patent unenforceable. Innovatech also counterclaimed for alleged violations of the Lanham Act, 15 U.S.C. §1125. Moreover, Innovatech has moved to add the Company as a party to the case, and to add a counterclaim for violation of the Sherman Act, 15 U.S.C. § 1 and § 2. Synergetics does not believe the patent is invalid, or that it engaged in inequitable conduct or conduct that violated the Lanham Act or Sherman Act, and intends to vigorously prosecute this litigation.
     On May 26, 2006, Peregrine filed suit in the United States District Court, Eastern District of Pennsylvania against the Company seeking a declaratory judgment of non-infringement of Patent No. 5,921,998. The suit is captioned Peregrine Surgical Ltd. v. Synergetics, Inc. and Synergetics USA, Inc., Case No. 2:06-cv-02237-RBS. On June 19, 2006, by amendment, Peregrine added Synergetics as a Defendant. On August 17, 2006, the Company and Synergetics moved to dismiss on the grounds that the Court lacked jurisdiction because at the time of the complaint, there was no case or controversy. The Court’s ruling on this motion is pending.
     On July 19, 2006, Synergetics filed suit against IRIDEX in the Eastern District of Missouri seeking a declaratory judgment that a new laser probe connector system that Synergetics makes does not infringe the ‘492 patent. The suit is captioned Synergetics, Inc. v. IRIDEX Corp., Case No. 4:06-cv-1104-CDP. On August 15, 2006, IRIDEX answered and counterclaimed against both Synergetics and the Company for infringement of the ‘492 patent. The Company and Synergetics have not responded to these counterclaims, but believe that they do not infringe the ‘492 patent.
     In addition, from time to time we may become subject to product liability claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of July 31, 2006, the Company has no litigation liability reserves recorded.
     The Company is also involved in certain litigation incidental to the conduct of its business and affairs. Management does not believe that the outcome of any such litigation will have a material adverse effect on the financial condition, results of operation or liquidity of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
     During the quarter ended July 31, 2006, no matters were submitted to a vote of our stockholders through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
     Prior to September 22, 2005, our common stock was listed on The Nasdaq SmallCap Market (now known as The Nasdaq Capital Market) and the Boston Stock Exchange under the symbol “VLFG.” On September 22, 2005, Valley Forge changed its name to Synergetics USA, Inc. and our stock began trading under the symbol “SURG.” The Company voluntarily delisted its common stock from the Boston Stock Exchange, effective on September 22, 2005, and our common stock is now listed on The Nasdaq Capital Market.
     The table below sets forth the range of high and low sales prices per share of the Company’s common stock as reported by The Nasdaq Stock Market for each of the quarterly periods within the fiscal years ended July 31, 2006 and 2005. The prices disclosed from August 1, 2004 through September 21, 2005 are those of Valley Forge, as the periods disclosed are pre-merger and Synergetics was a privately-held company. None of the prices shown reflect retail mark-ups, mark-downs or commissions. For current price information, you are urged to consult publicly available sources.

	High	Low
Year ended July 31, 2005
Quarter ended October 31, 2004	$2.05	$1.35
Quarter ended January 31, 2005	2.10	1.40
Quarter ended April 30, 2005	1.90	1.32
Quarter ended July 31, 2005	5.79	1.86
Year ended July 31, 2006
Period ended September 21, 2005	$6.70	$4.05
Period ended October 27, 2005	5.75	3.51
Quarter ended January 30, 2006	6.24	3.18
Quarter ended April 30, 2006	8.78	5.10
Quarter ended July 31, 2006	8.30	4.10
     The number of shareholders of record of Synergetics USA as of October 13, 2006 was 168.
     Valley Forge had not paid any dividends through the date of the merger. Synergetics has not paid a dividend to holders of its common stock since 1996. We currently intend to retain earnings to finance growth and development of our business and do not anticipate paying cash dividends in the near future.
Recent Sales of Unregistered Securities
     Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     Not applicable.
Item 6. Selected Financial Data
     The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The statements of income data for the years ended July 31, 2006, 2005 and 2004 and the balance sheets data as of July 31, 2006 and 2005 have been derived from audited consolidated financial statements of the Company included elsewhere in this report. The merger of Synergetics and Valley Forge was accounted for as a reverse merger, and as such, the Company is reporting the financial results of Synergetics as the accounting acquirer in the merger. The consolidated statements of income for the years ended July 31, 2003 and 2002 and the balance sheets data as of July 31, 2004, 2003 and 2002 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	For the Fiscal Years Ended July 31,
	2006		2005*	2004*	2003*	2002*
	(in thousands, except per share data)
Statements of Income Data:
Net sales	$38,246		$21,792	$16,887	$13,017	$10,447
Cost of Sales	14,238		8,289	6,514	4,483	3,609
Gross profit	24,008		13,503	10,373	8,534	6,838
Income from operations	5,002		2,383	1,690	1,866	1,572
Net income	3,081		1,458	1,094	1,091	1,004
Earnings per common share Basic	$0.15	**	$0.43	$0.32	$0.32	$0.31
Diluted	$0.15	**	$0.42	$0.32	$0.32	$0.31

*	This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.

**	The fiscal years 2005, 2004, 2003 and 2002 have not been adjusted to reflect the 4.59 shares received by the private company shareholders at the time of the reverse merger between Valley Forge and Synergetics forming Synergetics USA, Inc.

	For the Fiscal Years Ended July 31,
	2006	2005*	2004*	2003*	2002*
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents	$557	$1,817	$1,540	$1,049	$943
Current assets	21,908	12,757	9,563	7,709	5,920
Total assets	51,643	20,116	14,474	12,254	7,724
Current liabilities	9,310	3,969	2,862	1,687	1,396
Long-term liabilities	10,028	6,008	3,113	3,251	254
Retained earnings	8,483	5,402	3,944	2,851	1,760
Stockholders’ equity	32,305	10,139	8,499	7,316	6,074

*	This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.
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
     The following “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” commonly referred to as MD&A, is intended to help the reader understand Synergetics USA, its operations and its business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes. This overview summarizes the MD&A, which includes the following sections:

•	Our Business — a general description of the key drivers that affect our business and the industries in which we operate.

•	Our Business Strategy — a description of the strategic initiatives on which we focus and the goals we seek to achieve.

•	Results of Operations — an analysis of our Company’s results of operations for the three years presented in our financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, currency exchange and an overview of our financial position.

•	Contractual Obligations — an analysis of contracts entered into in the normal course of business that will require future payments.

•	Use of Estimates and Critical Accounting Policies — a description of critical accounting policies including those that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
New Product Sales
     The Company’s business strategy has been, and is expected to continue to be, the development and marketing of new technologies for the ophthalmic surgery and neurosurgery markets. New products, which management defines as products available for sale within the prior 24-month period, accounted for approximately 12% of total sales for the Company for fiscal 2006, approximately $4.6 million. For fiscal 2005, new products accounted for approximately 14% of total sales for the Company, or just over $3.1 million. This growth was primarily in our capital equipment products both in the ophthalmic and neurosurgery markets. Synergetics’ past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by Synergetics. Since August 1, 2006, Synergetics has introduced 65 new products to the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.
Growth in Minimally Invasive Surgery Procedures
     Minimally invasive surgery is surgery performed without making a major incision or opening. Minimally invasive surgery generally results in less trauma for the patient, less likelihood of complications related to the incision and a shorter recovery time. A growing number of surgical procedures are performed using minimally invasive techniques, creating a multi-million dollar market for the specialized devices used in the procedures. The Company has benefited from the overall growth in this market and expects to continue to benefit as it continues to introduce new and improved technologies targeting this market, such as its 23 and 25 gauge instrumentation and

PhotonTM II gas-arc light source for the ophthalmic surgical market and our new electrosurgical generator, the Malis® AdvantageTM.
Demand Trends
     Volume and mix improvements contributed to the majority of sales growth for the Company during the fiscal years ended July 31, 2006, 2005 and 2004. Ophthalmic and neurosurgical procedures volume on a global basis continues to rise at an estimated 5% growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in procedures volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgery market.
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
Our Business Strategy
     Our goal is to become a global leader in the development, manufacture and marketing of precision-engineered, microsurgical instruments, capital equipment and devices for use in vitreoretinal surgery and neurosurgical applications and to grow our product lines in other specialty surgical markets. Our recent combination of the businesses of Valley Forge and Synergetics is a significant component of our strategy toward achieving these goals. Our strategy includes:
•	Introducing new technology that can be easily differentiated from our competition by capitalizing on our combined successes in delivering minimally invasive products that enable concentrated application to a surgical area with decreased impact beyond the specific desired surgical effects, resulting in improved recovery times and shorter hospital stays;

•	Identifying microsurgical niches that may offer the prospect for substantial growth and higher profit margins that allow us an opportunity to build upon our existing technologies, such as expanding the use of our products in ENT (ear, nose and throat), spine surgery, plastic surgery and other forms of microsurgery;

•	Accelerating our international (including Canada) growth by continuing to build on our recent successes supported by Valley Forge’s long-established relationships and reputation in global markets;

•	Utilizing the full breadth and depth of knowledge, experience and resources in our research and development department to deliver precision-engineered capital equipment, instruments and disposables based on our own proprietary technologies and innovations;

•	Branding and marketing a substantial portion of our neurosurgical products with the Malis® trademark;

•	Continuing to develop our distribution channels by hiring direct territory managers and independent sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions;

•	Continuing to grow our disposables revenue stream by focusing on the development of a full offering of disposable adjuncts, such as instruments, adapters and fiber optics, to our capital equipment offerings and emphasizing disposables designed to eliminate hospital repair costs and minimize patient-to-patient disease transfer;

•	Introducing the Malis® AdvantageTM with our new proprietary single-use, hand-switching bipolar instruments with enhanced features and functionality to expand the array of procedures they are designed to perform;

•	Expanding the use of the Malis® AdvantageTM into other surgical markets as its increased power and functionality allows the surgeon to perform functions similar to traditional monopolar systems, without the inherent safety limitations;

•	Expanding the use of the Sonopet Omni®, our ultrasonic aspirator, into other surgical markets as its torsional bone cutting capability allows the surgeon to perform delicate procedures safely; and

•	Exploring opportunities for growth through strategic partnering with other companies with complimentary products and technologies to facilitate strategic growth in our defined niche markets, such as our current relationships with Codman, Stryker and Quantel.
Results of Operations
     The merger of Synergetics and Valley Forge was accounted for as a reverse merger, and as such, the Company is reporting the financial results of Synergetics as the accounting acquirer in the merger, together with the financial results of Valley Forge for the period September 22, 2005 through July 31, 2006. As a result, management’s discussion and analysis of financial condition and results of operations for the periods set forth below reflects the effect of the combination of Synergetics and Valley Forge, which was consummated on September 21, 2005. Also, in conjunction with the merger, we started to operate in two distinct business segments based on the types of products sold. The Synergetics segment includes our ophthalmic and neurosurgical instruments and Omni® ultrasonic aspirators. The Valley Forge segment is comprised of our bipolar electrosurgical generators.

Year-Ended July 31, 2006 Compared to Year-Ended July 31, 2005
Net Sales
     The following table presents net sales by medical field (dollars in thousands):

	Year Ended July 31,
	2006*	2005*	% Increase
Synergetics:
Ophthalmic	$22,730	$17,752	28.0%
Neurosurgery	8,014	4,040	98.4
Valley Forge, Neurosurgery	7,502	—	N/M

TOTAL	$38,246	$21,792	75.5%

*	For 2005, this tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge. For 2006, this tabular information reflects the net sales of Valley Forge from September 22, 2005 through July 31, 2006. Valley Forge’s sales for the twelve months ended June 30, 2005 were approximately $6.1 million. The percentage increase over the pro forma numbers would have been 37.2%.
N/M – Not meaningful.
     Ophthalmic sales growth was led by continued growth in sales of products in Synergetics’ core technology areas of instruments and illumination. When comparing neurosurgery, net sales of Synergetics during the fiscal year ended 2006 were 98.4% greater than 2005 sales, primarily attributable to the sales in the core technology area of power ultrasonic aspirators and related disposables. We expect that PhotonTM II, the VitraTM and Omni® sales will continue to have a positive impact on net sales in fiscal 2007. In addition, we anticipate that the positive effects of the Malis® AdvantageTM will begin to impact our revenues meaningfully during the second fiscal quarter of 2007.
     The following table presents national and international net sales (dollars in thousands):

	Year Ended July 31,
	2006*	2005*	% Increase
United States — Synergetics	$22,588	$16,384	37.9%
United States — Valley Forge	7,502	—	N/M
International (including Canada)	8,156	5,408	50.8

TOTAL	$38,246	$21,792	75.5%

*	For 2005, this tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge. For 2006, this tabular information reflects the net sales of Valley Forge from September 22, 2005 through July 31, 2006. Valley Forge’s sales for the twelve months ended June 30, 2005 were approximately $6.1 million. The percentage increase over the pro forma numbers would have been 37.2%.
N/M – Not meaningful.
     International sales growth was primarily attributable to the sales in core technology areas of illumination and power ultrasonic aspirators and related disposables. The Omni® power ultrasonic aspirator received the CE mark during the third quarter of this fiscal year thus allowing the Company to begin selling these medical devices internationally. In addition, we anticipate that the positive effects of the Malis® AdvantageTM and the addition of its CE mark will be fully reflected in operations during the second fiscal quarter of 2007. During fiscal 2006, the

Company added 29 distributors covering 36 countries to its international neurosurgery sales force due to the addition of the Omni® and the anticipated release of the Malis® Advantage TM.
Gross Profit
     Gross profit as a percentage of net sales was 62.8% in fiscal 2006 compared to 62.0% in 2005. The growth in gross profit as a percentage of net sales from 2005 to 2006 was attributable primarily to the royalty payments received from Codman for the use of the Malis® tradename offset by an additional $322,000 charge to the Company’s earnings. During fiscal 2006, the Company completed a review of all of its purchased inventory and a substantial portion of its manufactured products in response to a material weakness identified in the prior year. The Company also completed a review of the complete inventory process as part of its compliance with the provisions of Sarbanes-Oxley and identified another weakness. The Company has updated its inventory system and implemented additional controls including monitoring processes and procedures to correct both weaknesses. The Company has analyzed the additional amount charged to earnings during the fourth quarter and has determined that the impact of the charge was not material to prior year nor to any individual quarter of fiscal 2006. However, Note 18 to the Audited Financial Statements describes the impact to the individual quarters.
Operating Expenses
     Research and development (“R&D”) as a percentage of net sales was 4.3% and 3.9% for the fiscal years ended July 31, 2006 and 2005, respectively. R&D costs increased to $1,655,122 in 2006 from $857,798 in 2005, reflecting not only an increase in spending on active projects focused on areas of strategic significance such as the Malis® AdvantageTM and the PhotonTM II, but also $630,510 in R&D for the former Valley Forge. The Company’s product development pipeline included over 35 active, major projects in various stages of completion at July 31, 2006. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company expects over the next few years to invest in R&D at a rate of approximately 4.0% to 6.0% of net sales.
     Selling, general and administrative expenses (“SG&A”) increased by $7,089,622 during the fiscal year ended July 31, 2006 and as a percentage of net sales was 45.4% for the fiscal year ended July 31, 2006 as compared to 47.1% for the fiscal year ended July 31, 2005. Selling expenses, which consist of salaries and commissions, the largest component of SG&A, increased approximately $2.5 million to $9.5 million, or 25.0% of sales, for the fiscal year ended July 31, 2006, compared to $7.0 million, or 32.3% of sales for the fiscal year ended July 31, 2005. However, selling expenses as a percentage of net sales decreased from 32.3% of sales for fiscal 2005 to 25.0% of sales for fiscal 2006. This percentage decrease was due to the fact that sales from the former Valley Forge require essentially no sales people because of the OEM nature of its product line.
     The increase in SG&A was also impacted by the inclusion of approximately $2.9 million of SG&A for the former Valley Forge. General and administrative headcount increased by approximately 39.5% from July 31, 2005, which resulted in an increase in other costs of approximately $1.4 million in fiscal 2006, as compared to fiscal 2005. Legal fees increased by $672,000. In addition to the internal costs associated with the Company’s Sarbanes-Oxley compliance efforts, the Company also recorded approximately $403,000 in external audit and consulting expense. The costs of the Company’s Sarbanes-Oxley efforts will continue to be expensed through the remainder of the first quarter of fiscal 2007.

     Also, during fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”) which requires compensation expense to be recognized in the financial statements. The Company had previously followed Accounting Principles Board Opinion No. 25, “Accounting for Certain Transaction Involving Stock Compensation” (“APB No. 25”) and related interpretation in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. The impact of SFAS 123(R) was approximately $117,000. Stock-based compensation cost is measured at the grant date, based on the fair value of the award calculated using the Black-Scholes option pricing model and is recognized over the directors’ and employees’ requisite service period. The Company will continue to grant options to its independent directors but has begun to use restricted stock to provide incentive compensation for its employees. As of July 31, 2006, the future compensation cost expected to be recognized under SFAS 123(R) is approximately $10,000 in 2007, $9,000 in 2008, $8,000 in 2009 and $8,000 in 2010. However, the major portion of our compensation cost arises from our stock option grants to our directors which is recognized when the options are granted as they are immediately exercisable. These options will be granted to the directors who are elected or re-elected after the Annual Meeting.
Other Expense
     Other expense for the 2006 fiscal year increased 169.8% to $500,622 from $185,561 for the fiscal year ended July 31, 2005. The increase was due primarily to increased interest expense on the note payable to the estate of Dr. Malis and increased borrowings on the working capital line due to working capital needs during the fiscal year. The increased interest expense was partially offset by the $350,000 settlement agreement with Peregrine. The $350,000 settlement exceeded the legal costs associated with the trial by approximately $70,000. This net difference has been recorded in other miscellaneous income.
Operating Income, Income Taxes and Net Income
     Operating income for the fiscal year ended July 31, 2006 increased 109.9% to $5.00 million from $2.38 million in the comparable 2005 period. The increase in operating income was primarily the result of a 0.8 percentage point increase in gross profit margin on a 75.5% increase in sales partially offset by increases in R&D, SG&A expenditures and other expense.
     The Company’s effective tax rate was 31.5% for the fiscal year ended July 31, 2006 as compared to 33.7% for the fiscal year ended July 31, 2005. The decrease for the fiscal year ended July 31, 2006 was due primarily to the new domestic manufacturing deduction and lower state taxes as a portion of the Company’s income is earned in Delaware where there are no state taxes for the type of income generated there.
     Net income increased to $3.08 million from $1.46 million for the fiscal year ended July 31, 2006, as compared to the same 2005 period. The growth in net income was due primarily to an increase of 0.8 percentage point in gross profit margin on a 75.5% increase in sales, partially offset by increases in R&D, SG&A expenditures and other expense as described above. Basic and diluted earnings per share for the fiscal year ended July 31, 2006 decreased to $0.15, as compared to $0.43 and $0.42, respectively, for the fiscal year ended July 31, 2005. The decrease in earnings per share was the result of issuing 15,960,648 shares in the merger of Synergetics and Valley Forge. These shares were counted as outstanding for 313 days during the fiscal year ended July 31, 2006. Therefore, basic weighted average shares outstanding increased from 3,424,030 to 20,657,255.

Segment Reporting
     In conjunction with the reverse merger, the Company now operates in two business segments – the Synergetics segment and the Valley Forge segment. The Synergetics segment includes revenue and operating expenses associated with the sales of ophthalmic and neurosurgical instruments and Omni® ultrasonic aspirators. The Valley Forge segment includes revenue and operating expenses associated with the sales of bipolar electrosurgical generators. The financial results of Valley Forge have been included from September 22, 2005.
     The Synergetics segment generated net sales of $30.7 million, an increase of $9.0 million or 41.1%. Net sales growth was led by sales of products in Synergetics’ core technology areas of instruments, illumination and power ultrasonic aspirators including the related disposables. Operating income for the segment increased from $2.4 million to $2.8 million. The increase in operating income was primarily the result of $9.0 million in additional sales offset by a 2.4% lower gross profit margin and approximately $166,000 in additional R&D and $4.2 million in additional SG&A. The Valley Forge segment generated $7.5 million in net sales and operating income of $2.2 million. Valley Forge’s two significant customers are Codman who represents 66.9% of net sales and Stryker who represents 25.7% of net sales.
Year-Ended July 31, 2005 Compared to Year-Ended July 31, 2004
Net Sales
     The following table presents net sales by medical field (dollars in thousands):

	Year Ended July 31,*
	2005	2004	% Increase
Ophthalmic	$17,752	$14,061	26.2%
Neurosurgery	4,040	2,826	43.0

TOTAL	$21,792	$16,887	29.0%

*	This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.
     Ophthalmic sales growth was led by continued growth in sales of Synergetics’ PhotonTM xenon light source product and related disposables. Neurosurgery sales growth was led by continued growth in sales of Synergetics’ Omni® ultrasonic aspirators and related disposables. We expect that PhotonTM and Omni® sales will continue to have a positive impact on net sales in fiscal 2006.
     The following table presents national and international net sales (dollars in thousands):

	Year Ended July 31,*
	2005	2004	% Increase
United States	$16,384	$13,462	21.7%
International (including Canada)	5,408	3,425	57.9

TOTAL	$21,792	$16,887	29.0%

*	This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.

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
Operating Expenses
     R&D as a percentage of net sales was 3.9% and 4.7% for the fiscal years ended July 31, 2005 and 2004, respectively. R&D costs increased to $857,798 in 2005 from $796,916 in 2004, reflecting increased spending on active projects focused on areas of strategic significance. Synergetics’ pipeline included over 50 active projects at July 31, 2005. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company expects over the next few years to invest in R&D at a rate of approximately 4.0% to 6.0% of net sales.
     SG&A increased by $2,375,613 during the fiscal year ended July 31, 2005 and as a percentage of net sales was 47.1% for the fiscal year ended July 31, 2005, compared to 46.7% for the fiscal year ended July 31, 2004. Selling expenses, which consist of salaries and commissions, the largest component of SG&A, increased approximately $900,000 to $7.0 million, or 32.3% of sales, for the fiscal year ended July 31, 2005, compared to $5.8 million, or 34.4% of sales, for the fiscal year ended July 31, 2004. In addition, general and administrative headcount increased by approximately 50%, and executive compensation increased by approximately $344,000. Legal fees increased by $702,000 and other costs increased by approximately $450,000 in the fiscal year ended July 31, 2005, as compared to the fiscal year ended July 31, 2004. The Company expects to realize synergies from the Valley Forge/Synergetics transaction over the next twenty-four months, which may initially be offset by ongoing expenses related to the integration of the two companies.
Other Expense
     Other expenses for the 2005 fiscal year increased 5.3% to $185,561 from $176,153 for the fiscal year ended July 31, 2004. The increase was due primarily to increased interest expense.
Operating Income, Income Taxes and Net Income
     Operating income for the fiscal year ended July 31, 2005 increased 41.0% to $2.38 million from $1.69 million in the comparable 2004 period. The increase in operating income was primarily the result of a 0.6% increase in gross profit margin on a 29.0% increase in sales partially offset by increases in R&D and SG&A expenditures.
     The Company’s effective tax rate was 33.7% for the fiscal year ended July 31, 2005 as compared to 27.8% for the fiscal year ended July 31, 2004. The increase was due primarily to higher state taxes for the fiscal year ended July 31, 2005 and a larger research and experimentation credit exclusion utilized during the fiscal year ended July 31, 2004.
     Net income increased to $1.46 million from $1.09 million for the fiscal year ended July 31, 2005, as compared to the same 2004 period. The growth in net income was due primarily to an increase of 0.6% in gross profit margin on a 29.0% increase in sales, partially offset by increases in R&D and SG&A expenditures as described above. Basic and diluted earnings per share for the fiscal year ended July 31, 2005 increased to $0.43 and $0.42, respectively, as compared to $0.32 for the fiscal year ended July 31, 2004.
Liquidity and Capital Resources
     The Company had $557,114 in cash and cash equivalents and total interest-bearing debt of $11.90 million as of July 31, 2006.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At July 31, 2006, the Company had 58 days of sales outstanding (“DSO”) for the three month period ending July 31, 2006 (annualized) in accounts receivable. The Company utilized the three month period to calculate DSO as it not only included a full reporting period of sales from Synergetics and Valley Forge, it also included the current growth in sales. The DSO at July 31, 2006 was unfavorable to July 31, 2005 by two days and comparable to July 31, 2004. The increase in DSO from 2005 is primarily the result of an increase in international sales in the fourth fiscal quarter of 2006.
     At July 31, 2006, the Company had 263 days of inventory on hand for the three month period ending July 31, 2006 (annualized). The Company utilized the three month period to calculate inventory on hand as it not only included a full reporting period of cost of goods sold from Synergetics and Valley Forge, it also included the current growth in cost of goods sold. The inventory on hand was favorable to July 31, 2005 by 54 days and favorable by 7 days to July 31, 2004. The 263 days of inventory on hand at July 31, 2006 is comparable to the Company’s anticipated levels of 250 to 275 days. Management believes that meeting customer expectations regarding delivery times is important to its overall growth strategy.
     Cash flows used in operating activities were $2.16 million for the year ended July 31, 2006 compared to cash used in operating activities of $0.06 million for the comparable 2005 period. The increase in cash used of $2.10 million was attributable primarily to usage increases applicable to accounts receivable of $2.01 million, inventories of approximately $2.75 million and other working capital and other adjustments of approximately $0.68 million. Inventories build-up was to support sales growth. Such usage increases were offset by cash provided by greater net income of approximately $1.62 million and an increase in accounts payable and accrued expenses of $1.72 million.
     Cash flows used in investing activities were $1.77 million for the fiscal year ended July 31, 2006 compared to $2.41 million for the comparable 2005 period. During the fiscal year ended July 31, 2006, the Company paid $264,609 in cash for the acquisition of patents, compared to $195,215 for the fiscal year ended July 31, 2005. Cash additions to property and equipment during the fiscal year ended July 31, 2006 were $3.04 million compared to $1.80 million for the fiscal year ended July 31, 2005. Increases were primarily to support sales growth, new product launches and the facility expansion at the Company’s manufacturing facility in O’Fallon, Missouri. Cash acquired through the reverse merger was approximately $2.02 million. In addition, the Company paid acquisition costs in connection with a reverse merger of $0.50 million for the fiscal year ended July 31, 2006 compared to $0.39 million for the fiscal year ended July 31, 2005. Other net sources of cash in investing activities was $9,811.
     Cash flows provided by financing activities were $2.67 million for the fiscal year ended July 31, 2006 compared to $2.75 million for the fiscal year ended July 31, 2005. The decrease of $0.13 million was applicable primarily to increased borrowings on the lines-of credit of $2.51 million and net proceeds of long-term debt of $1.43 million offset by the down payment and quarterly principal payments of $0.50 million on the note payable to the estate of the late Dr. Leonard I Malis for the acquisition of the Malis® trademark and regularly scheduled payments to $0.25 million on the revenue bonds payable and $1.16 million on the long-term debt. The decrease was partially offset by proceeds from stock option exercises of $0.41 million and $0.22 million in tax benefits associated with the exercise of non-qualified stock options.

     The Company had the following committed financing arrangements as of July 31, 2006:
•	Revolving Credit Facility: Under this credit facility, the Company could borrow up to $5.5 million with interest at an interest rate of LIBOR plus 2.25% and adjusting each quarter based upon our leverage ratio. Currently, interest under the facility is charged at LIBOR plus 2.00%. Borrowings under this facility at July 31, 2006 were $2,641,042. Outstanding amounts are collateralized by the Company’s receivables and inventory. This credit facility expires December 1, 2007. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2006, the leverage ratio was 1.73 times and the fixed charge coverage ratio was 2.58 times. Availability under the line was approximately $2.8 million.

•	Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at the bank’s prime lending rate. Borrowings under this facility were $689,003 on July 31, 2006. Outstanding amounts were secured by the purchased equipment. The equipment line of credit facility of $1.0 million expires on October 31, 2006 and has availability of $310,957.
     Management believes that cash flows from operations, together with available borrowing under its existing credit facilities will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs. If investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow it to obtain additional capital, if necessary.
Contractual Obligations
     The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following illustrates the Company’s contractual obligations as of July 31, 2006:

		Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Revolving Line of Credit (1)	$2,900,217	$194,381	$2,705,836	$—	$—
Equipment Line of Credit (2)	703,214	703,214	—	—	—
Consolidated Equipment Term Loan (3)	1,102,766	529,210	573,556	—	—
Revenue Bonds Payable (4)	5,204,593	467,867	897,311	669,491	3,169,924
Building Term Loan (5)	186,789	28,311	158,478	—	—
Malis® Tradename Note Payable (6)	3,517,888	639,616	1,279,232	1,279,232	319,808
Operating Leases (7)	569,784	171,568	330,121	68,095	—
Other Long-Term Liabilities (8)	9,998	9,998	—	—	—

Total Contractual Obligations	$14,195,249	$2,744,165	$5,944,534	$2,016,818	$3,489,732

(1)	Amount represents the expected cash payment of the outstanding borrowings of $2,641,042 on our $5.5 million revolving credit facility, including interest at 7.36% through the expiration of the revolving credit facility on December 1, 2007.

(2)	Amount represents the expected cash payment for our $1.0 million revolving equipment line of credit, including interest at 8.25% through the expiration of the equipment line of credit on October 31, 2006.

(3)	Amount represents the cash payment for our consolidated equipment term loan entered into in October 2005,

including interest at 6.75%.

(4)	Amount represents the expected cash payments for our revenue bonds payable, including interest at the established fixed rates through September 1, 2009 and December 1, 2011.

(5)	Amount represents the expected cash payment for our building term loan, including interest at 9.25% through September 2007.

(6)	Amount represents the expected cash payment on the note payable to the estate of the late Dr. Leonard I. Malis. The note includes interest at an imputed rate of 6.0%.

(7)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future cash payment would change if we exercised these renewal options or if we entered into additional operating lease agreements.

(8)	Other long-term liabilities represent the expected cash payment on other deferred liabilities. As deferred taxes have not been determined beyond 2006, this amount is excluded from this table.
Use of Estimates and Critical Accounting Policies
     The financial results of the Company are affected by the selection and application of accounting policies and methods. Significant accounting polices which require management’s judgment are discussed below.
Principles of Consolidation
     The consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries Synergetics, Synergetics IP, Inc. and Synergetics Development Company, LLC. All significant intercompany accounts have been eliminated.
Revenue Recognition
     The Company records revenue from product sales when the revenue is realized and the product is shipped from its facilities. This includes satisfying the following criteria: the arrangement with the customer is evident, usually through receipt of a purchase order; the sales price is fixed and determinable; delivery to the carrier has occurred; and collectibility is reasonably ensured. Freight and shipping billed to customers is included in net sales and the cost of shipping is included in cost of sales.
     Service revenue substantially relates to repairs of products and is recognized when the service has been completed. Revenue from license and royalty fees are recorded when earned.
Inventories
     Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, with cost being determined using the first-in, first-out (“FIFO”) method, or market. The Company’s inventory is very dynamic and new products are added frequently. Thus, the Company reviews the valuation of its inventory on a quarterly basis and determines if a valuation allowance is necessary for items that have not been valued or for items that have not had their values updated recently. In addition, the Company evaluates inventories for excess quantities and identified obsolescence quarterly. Its evaluation includes an analysis of historical sales levels by product and projections of future demand, as well as estimates of quantities required to support warranty and other repairs. To the extent that it determines there are some excess quantities based on its projected levels of sales and other requirements, or obsolete material in inventory, it records valuation reserves against all or a portion of the value of the related parts or products. If future cost valuations, future demand or market conditions are different from the Company’s projections, a change in recorded inventory valuation reserves may be required and would be reflected in cost of sales in the period the revision is made.
Loss Contingencies
     The Company is subject to claims and lawsuits in the ordinary course of its business, including claims by employees or former employees, with respect to its products and involving commercial disputes. The Company’s financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which it is currently a party because management currently believes that such claims and lawsuits are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on the Company’s financial condition. However, it is possible that the Company’s results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies if management changes its assessment of the likely outcome of these matters.
Amortization Periods
     The Company records amortization of intangible assets using the straight-line method over the estimated useful lives of these assets. It bases the determination of these useful lives on the period over which it expects the related assets to contribute to its cash flows or in the case of patents, their legal life, whichever is shorter. If the Company’s assessment of the useful lives of intangible assets changes, it may change future amortization expense (see Impairment of Long-Lived Assets).
Allowance for Doubtful Accounts
     The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, the Company records an allowance against amounts due to reduce the net recognized receivable to the amount that management reasonably expects to collect. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and its historical experience. If the financial condition of customers or the length of time that receivables are past due were to change, the Company may change the recorded amount of allowances for doubtful accounts in the future.
Patents and Research and Development
     Incremental legal and other costs to obtain the patent are capitalized to a patent asset. Salaries, benefits and other direct costs of product development are expensed as operating expenses in research and development costs. Patents are amortized to operations under the straight-line method over the remaining statutory life of the patent.
Goodwill and Other Intangibles
     Absent any impairment indicators, goodwill is tested for impairment on an annual basis. The Company will perform its impairment tests at the beginning of the fourth fiscal quarter. Management analyzed the valuation of our recent acquisition by utilizing current business operations and a market multiple method. Based on this analysis, we believe the enterprise value of our acquisition continues to be greater than our investment. As a result, we have determined that no impairment of our goodwill has occurred. While the annual impairment tests did not indicate goodwill impairment, we would be subject to future impairment if the operating results and cash flows of our recent acquisition would not support the fair value of the reporting unit’s net assets including goodwill.

     Intangibles assets, consisting of patents, licensing agreements and proprietary know-how are amortized to operations under the straight-line method over their estimated useful lives or statutory lives whichever is shorter. These periods range from two to ten years. The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark. The Company intends to use the trademark indefinitely, and therefore, its useful life is not limited to any specific product. The trademark constitutes an indefinite-lived intangible that will be used in perpetuity.
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
Deferred Tax Assets and Liabilities
     The Company’s deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when a determination is made that it is more likely than not that a portion or all of the deferred tax assets will not be realized.
Stock-Based Compensation
     As of August 1, 2005, SFAS 123(R) became effective for the Company. The Company had previously followed APB No. 25 and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. Of the inputs into the Black-Scholes option pricing model, the one that can impact the value of the options the most is the volatility factor. The Company has utilized 79.7% in this calculation. The Company has elected to use the modified prospective transition method. Under the modified prospective transition method, an entity uses the fair value based accounting method for all employee awards granted, modified or settled after the effective date. As of the effective date, compensation costs related to the nonvested portion of awards outstanding as of that date are based on the grant date fair value of those awards as calculated under the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”; that is, an entity would not remeasure the grant date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R).
Recent Accounting Pronouncements
     Information about recent accounting pronouncements is included in Note 19 to the Audited Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     The Company has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had an outstanding balance of $2.6 million at July 31, 2006 bearing interest at LIBOR plus 2.25%. The equipment line of credit facility had an outstanding balance of $689,003 at July 31, 2006, bearing interest at an effective interest rate at the prime rate. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $66,000. The Company does not perform any interest rate hedging activities related to these two facilities.
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
     Information on quarterly results of operations is set forth in our financial statements under Note 18 “Quarterly Financial Data (Unaudited).”
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Effectiveness of Controls and Procedures — Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2006. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of July 31, 2006, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on our evaluation, we have concluded our internal control over financial reporting was effective as of July 31, 2006.
     Management’s assessment of internal control over financial reporting excludes our Valley Forge operations acquired in September 2005, as allowed under the guidance provided by the SEC in Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions issued October 6, 2004. These operations constituted $17.3 million of total assets, $15.3 million of net assets, $6.9 million of net sales and $1.5 million of income from operations; and such amounts are included in our consolidated financial statements as of and for the year ended July 31, 2006. Management did not assess the effectiveness of internal control over financial reporting at these operations because we continue to integrate these operations into our control environment, thus making it impractical to complete an assessment as of July 31, 2006.
Changes in Internal Control Over Financial Reporting — During the year ended July 31, 2006, the following changes were made to the internal control structure:
     Inventory – In the course of the annual audit of Synergetics’ fiscal year ended July 31, 2005, management concluded that there was a deficiency in its internal control relating to inventory. This control deficiency, which management determined to be a material weakness, related to Synergetics’ accounting system not being properly updated for raw materials purchased throughout the period, resulting in incorrect average prices and an incorrect value of inventory recorded in its accounting records. Because the accounting system was not being updated properly, the perpetual inventory required substantial adjustment at year-end. The Company completed a review of all of its purchased inventory and a substantial portion of its manufactured products to determine the appropriate cost to be utilized for its valuation of all stages of inventory. The Company has updated its Enterprise Resource Planning (“ERP”) system and created additional monitoring processes around inventory purchases to allow the changes in raw materials prices to be appropriately tracked through the accounting system. In addition, the Company identified other inventory costing and valuation differences which were remediated in this process as well. Such new procedures and updated ERP system will result in more accurate and reliable interim and year-end financial information with respect to inventories and cost of goods sold and should enable the Company to avoid unexpected significant adjustments to this process at period-end.
     Valley Forge — The Company made a change in the accounting and finance reporting structure during the year to incorporate Valley Forge’s financial reporting into Synergetics’ financial reporting.
     Information Technology — The Company has hired a Manager of Information Technology and updated various components of its information technology infrastructure including updates to its backup system, domain controller and backup servers. The Company has installed all required updates and patches to the software systems it is running. The Company also performed a complete review of its security to its financial reporting systems.
     Miscellaneous – The Company during its review of internal control over financial reporting also strengthened many of its other manual controls including complete documentation of its policies and procedures and documentation of key controls that were being performed but not documented.

Attestation Report of Registered Public Accounting Firm — The attestation report of our independent registered public accounting firm required by this Item 9A is contained in this Form 10-K following Item 15 under the caption “Report of Independent Registered Public Accounting Firm.”
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information concerning directors and executive officers of the Company will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference. The following sections of such proxy materials are herein incorporated by reference: “Election of Directors;” “Executive Officers;” information regarding the identification and description of the Audit Committee of the Company and the identification of the Audit Committee financial expert under “Board and Board Committee Meetings, Committee Functions and Compensation;” “Compliance with Section 16(a) of the Securities Act” and “Corporate Governance and Website Information.”
Item 11. Executive Compensation
     Information concerning executive compensation will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Executive Compensation” and is herein incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information concerning security ownership of certain beneficial owners and management and related stockholder matters will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Existing Equity Compensation Plan Information” and “Principal Stockholders” and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions
     Information concerning certain relationships and related transactions, as applicable, will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under section “Certain Relationships and Related Transactions” and is herein incorporated by reference.
Item 14. Principal Accountant Fees and Services
     Information concerning our principal accountant fees and services will be included in our definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Information Regarding Independent Registered Public Accounting Firm” and is herein incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report.
1.	Financial Statements

The consolidated financial statements and supplemental schedule of Synergetics USA, Inc. and subsidiaries, together with the report thereon of McGladrey & Pullen, LLP, are included following Item 15 of this report. See Index to Financial Statements and Financial Statement Schedules.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

3.	Exhibits

The exhibits required to be filed as part of this annual report on Form 10-K are listed in the attached Index to Exhibits.
(b)	The exhibits filed with this annual report on Form 10-K are listed in the attached Index to Exhibits.

(c)	None.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Audited Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Synergetics USA, Inc.
O’Fallon, Missouri
We have audited the consolidated balance sheets of Synergetics USA, Inc. and subsidiaries as of July 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergetics USA, Inc. and subsidiaries as of July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Synergetics USA, Inc.’s internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Synergetics USA, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of Synergetics USA, Inc.’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
St. Louis, Missouri
October 16, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Synergetics USA, Inc.
O’Fallon, Missouri
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Synergetics USA, Inc. maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synergetics USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Synergetics USA, Inc. maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Synergetics USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired, through a transaction accounted for as a reverse merger, Valley Forge Scientific Corp. (“Valley Forge”) on September 21, 2005. These operations constituted $17.3 million of total assets, $15.3 million of net assets, $6.9 million of net sales and $1.5 million of income from operations; and such amounts are included in our consolidated financial statements as of and for the year ended July 31, 2006. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006, Valley Forge’s internal control over financial reporting included in the consolidated financial statements of Synergetics USA, Inc. for the period from September 22, 2005 through July 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Valley Forge from the period from September 22, 2005 through July 31, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synergetics USA, Inc. and subsidiaries as of July 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2006 and our report dated October 16, 2006, expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

St. Louis, Missouri
October 16, 2006

Synergetics USA, Inc. and Subsidiaries
Consolidated Balance Sheets
July 31, 2006 and 2005

	2006	2005
Assets
Current Assets
Cash and cash equivalents	$557,114	$1,816,823
Investment in trading securities	49,989	29,333
Accounts receivable, net of allowance for doubtful accounts 2006 $179,000; 2005 $135,000	6,807,326	3,344,214
Note receivable, officer-stockholder	19,968	—
Income taxes receivable	512,989	—
Inventories	13,242,778	7,188,636
Prepaid expenses	421,874	220,903
Deferred income taxes	296,000	157,000

Total current assets	21,908,038	12,756,909
Property and equipment, net	8,496,723	6,483,307
Intangible and other assets
Goodwill	10,660,501	—
Other intangible assets, net	9,731,750	—
Deferred expenses	82,930	—
Patents, net	730,953	451,556
Acquisition costs	—	394,452
Cash value of life insurance	32,523	29,545

Total Assets	$51,643,418	$20,115,769

Liabilities and Stockholders’ Equity
Current Liabilities
Lines-of-credit	$3,330,045	$235,000
Current maturities of long-term debt	966,918	276,771
Current maturities of revenue bonds payable	248,750	248,750
Accounts payable	1,964,191	1,148,082
Accrued construction costs	—	613,469
Accrued expenses	2,793,930	1,135,217
Income taxes payable	—	311,684
Deferred revenue	6,400	—

Total current liabilities	9,310,234	3,968,973

Long-Term Liabilities
Long-term debt, less current maturities	3,215,360	1,250,939
Revenue bonds payable, less current maturities	4,139,792	4,388,542
Deferred income taxes	2,663,000	343,000
Deferred compensation	9,998	25,519

Total long-term liabilities	10,028,150	6,008,000

Total liabilities	19,338,384	9,976,973

Commitments and contingencies (Notes 9 and 16)
Stockholders’ Equity
Common stock at July 31, 2006 and July 31, 2005, $0.001 par value, 50,000,000 shares authorized and $0.01667 par value, 8,000,000 shares authorized, respectively; 24,206,970 and 3,542,111 shares issued, respectively; 24,206,970 and 3,456,773 shares outstanding, respectively	24,207	59,047
Additional paid-in capital	23,797,654	4,985,936
Retained earnings	8,483,173	5,401,816

	32,305,034	10,446,799
Less: Treasury stock, 2006 none, 2005 85,338 shares, at cost	—	308,003

	32,305,034	10,138,796

	$51,643,418	$20,115,769

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended July 31, 2006, 2005 and 2004

	2006	2005	2004
Sales	$38,245,635	$21,791,582	$16,887,378
Cost of sales	14,237,752	8,288,884	6,514,120

Gross profit	24,007,883	13,502,698	10,373,258

Operating expenses
Research and development	1,655,122	857,798	796,916
Selling, general and administrative	17,351,249	10,261,627	7,886,014

	19,006,371	11,119,425	8,682,930

Operating income	5,001,512	2,383,273	1,690,328

Other income (expense)
Investment income	19,255	30,252	17,514
Interest expense	(575,442)	(215,590)	(196,143)
Miscellaneous	55,565	(223)	2,476

	(500,622)	(185,561)	(176,153)

Income before provision for income taxes	4,500,890	2,197,712	1,514,175
Provision for income taxes	1,419,533	740,000	420,600

Net income	$3,081,357	$1,457,712	$1,093,575

Earnings per share:
Basic	$0.15	$0.43	$0.32

Diluted	$0.15	$0.42	$0.32

Basic weighted average common shares outstanding	20,657,255	3,424,030	3,401,184

Diluted weighted average common shares outstanding	20,821,394	3,443,000	3,413,866

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended July 31, 2006, 2005 and 2004

		Additional
	Common	paid-in	Retained	Treasury
	Stock	capital	earnings	stock	Total
Balance, July 31, 2003	$57,920	$4,715,631	$2,850,529	$(308,003)	$7,316,077
Issuance of 22,200 shares of common stock	371	89,430	—	—	89,801
Net income	—	—	1,093,575	—	1,093,575

Balance, July 31, 2004	58,291	4,805,061	3,944,104	(308,003)	8,499,453
Issuance of 45,409 shares of common stock	756	180,875	—	—	181,631
Net income	—	—	1,457,712	—	1,457,712

Balance, July 31, 2005	59,047	4,985,936	5,401,816	(308,003)	10,138,796
Elimination of treasury shares	—	(308,003)	—	308,003	—
Establish par value of $0.001 on outstanding shares	(35,137)	35,137	—	—	—
Establish fair value of Valley Forge common stock on date of merger	—	17,987,381	—	—	17,987,381
Restricted stock grants	15	14,873	—	—	14,888
Stock-based compensation	67	441,993	—	—	442,060
Tax benefit associated with stock option exercises	—	222,956	—	—	222,956
Proceeds from stock option exercises	215	417,381	—	—	417,596
Net income	—	—	3,081,357	—	3,081,357

Balance, July 31, 2006	$24,207	$23,797,654	$8,483,173	$—	$32,305,034

See Notes to Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended July 31, 2006, 2005 and 2004

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$3,081,357	$1,457,712	$1,093,575
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	737,801	510,503	394,427
Amortization	435,995	69,597	29,273
Provision for doubtful accounts receivable	28,142	123,798	7,510
Stock-based compensation	456,948	181,631	—
Loss on sale of equipment	(2,393)	—	7,178
Deferred income taxes	(315,000)	(15,000)	106,000
Change in assets and liabilities, net of reverse merger (Note 2):
(Increase) decrease in:
Trading securities	(20,656)	(29,333)	—
Receivables	(2,788,135)	(773,939)	(668,420)
Income tax receivable	(118,504)	85,960	286,681
Inventories	(5,128,653)	(2,374,554)	(853,673)
Prepaid expenses	(143,519)	32,622	(73,605)
Other current assets	—	99,537	(29,710)
(Decrease) increase in:
Accounts payable	556,735	386,559	31,918
Accrued expenses	1,414,138	(133,659)	582,744
Deferred expenses	(92,051)	25,519	—
Income taxes payable	(258,214)	295,278	16,406

Net cash provided by (used in) operating activities	(2,156,009)	(57,769)	930,304

Cash Flows from investing activities
Net decrease in notes receivable, officer-stockholder	12,789	—	—
Purchase of property and equipment	(3,038,336)	(1,795,484)	(686,816)
Proceeds from sale of equipment	—	—	3,182
Acquisition of patents	(264,609)	(195,215)	(113,772)
Cash paid for reverse merger costs	(502,873)	(394,452)	—
Cash acquired through reverse merger	2,023,945	—	—
Increase in cash value of life insurance	(2,978)	(29,545)	—

Net cash used in investing activities	(1,772,062)	(2,414,696)	(797,406)

Cash Flows from financing activities
Net borrowings on lines-of-credit	2,506,553	281,097	542,395
Proceeds from revenue bonds payable	—	2,330,000	—
Principal payments on revenue bonds payable	(248,750)	(161,375)	(132,250)
Proceeds from long-term debt	1,426,952	542,395	—
Principal payments on long-term debt	(1,161,437)	(242,871)	(142,174)
Tax benefit associated with the exercise of non-qualified stock options	222,956	—	—
Payment on debt incurred for acquisition of trademark	(495,508)	—	—
Proceeds from the issuance of common stock	417,596	—	89,801

Net cash provided by financing activities	2,668,362	2,749,246	357,772

Net (decrease) increase in cash and cash equivalents	(1,259,709)	276,781	490,670
Cash and cash equivalents
Beginning	1,816,823	1,540,042	1,049,372

Ending	$557,114	$1,816,823	$1,540,042

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest (Capitalized as a part of property 2006 $27,816, 2005 $67,818; 2004 none)	$588,370	$283,408	$186,164
Income taxes	1,881,240	373,762	237,496
Supplemental Schedule of Noncash Investing and Financing Activities
Construction in progress financed by accounts payable	$—	$613,469	$—
See Notes to Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries
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
Principles of consolidation: Through the date of the reverse merger described in Note 2, the consolidated financial statements included the accounts of Synergetics and its wholly owned subsidiary: Synergetics Development Company, LLC and an 83 percent owned subsidiary, Synergetics Laser, LLC. Thereafter, the consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics IP, Inc. and Synergetics Development Company, LLC. All significant intercompany accounts and transactions have been eliminated.
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
Inventories: Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. The Company reviews the valuation of its inventory on a quarterly basis and determines if a valuation allowance is necessary for items that have not been valued or for items that have not had their values updated recently. In addition, the Company evaluates inventories for excess quantities and identified obsolescence quarterly.
Property and equipment: Property and equipment are depreciated over their estimated useful lives as follows:

Useful lives
Building and improvements	7-39
Machinery and equipment	5-7
Furniture and fixtures	5-7
Software	3-5

Goodwill and other intangibles: Absent any impairment indicators, goodwill is tested for impairment on an annual basis. The Company performed its goodwill impairment tests during the beginning of the fourth fiscal quarter. Other intangible assets, consisting of licensing agreements and proprietary know-how are amortized to operations under the straight-line method over their estimated useful lives or statutory lives whichever is shorter. These periods range from two to ten years. The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark. The Company intends to use the trademark indefinitely, and therefore, its useful life is not limited to any specific product. The trademark constitutes an indefinite-lived intangible that will be used in perpetuity.
Patents: Incremental legal and other costs to obtain the patent are capitalized to a patent asset. Salaries, benefits and other direct costs of product development are expensed as operating expenses in research and development costs. Patents are amortized to operations under the straight-line method over the remaining statutory life of the patent. Total amortization for the years ended July 31, 2006, 2005 and 2004 was $435,995, $69,597 and $29,273, respectively. Included in amortization expense for the year ended July 31, 2005, was approximately $20,000 for impairment of a specific patent. Amortization for the years ending July 31, 2007, 2008, 2009, 2010 and 2011 is estimated to approximate $521,000, $356,000, $328,000, $318,000 and $303,000, respectively.
Impairment of long-lived assets (excluding goodwill and other intangibles): The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated future undiscounted cash flows. Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell.
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
Revenue recognition: The Company records revenue from product sales when the revenue is realized and the product is shipped from its facilities. This includes satisfying the following criteria: the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed and determinable; delivery to the carrier has occurred; and collectibility is reasonably ensured. Freight and shipping billed to customers is included in net sales, and the cost of shipping is included in cost of sales.
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
Advertising: The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $144,600, $135,500 and $141,000 for the years ended July 31, 2006, 2005 and 2004, respectively.
Royalties: The Company pays royalties to doctors and medical institutions for providing assistance in the design of various instruments and components. Royalties are paid quarterly based on the sales of the instrument or components. Royalty expense was approximately $546,800, $405,000 and $320,600 for the years ended July 31, 2006, 2005 and 2004, respectively.
Earnings per share: Basic earnings per share (“EPS”) data has been computed on the basis of the weighted average number of common shares outstanding during each period presented. Diluted EPS data has been computed on the basis of the assumed conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase the net income per common share.
Stock compensation: The Company has a stock plan for employees and consultants allowing for incentive and non-qualified stock options and restricted stock and stock awards which have been granted to certain employees and certain consultants of the Company. In addition, we have a stock option plan for non-employee directors allowing for non-qualified stock options. Options under this plan have been granted to all non-employee directors. As of August 1, 2005, Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), became effective for the Company. The Company had previously followed Accounting Principles Board Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation” (“APB No. 25”), and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. The Company has elected to use the modified prospective transition method. Under the modified prospective transition method, an entity uses the fair value based accounting method for all director and employee awards granted, modified or settled after the effective date and, therefore, have not restated financial results from prior periods. As of the effective date, compensation costs related to the nonvested portion of awards outstanding as of that date are based on the grant-date fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). Compensation expense is recognized in net earnings for restricted stock awards.
For purposes of pro forma disclosures, the fair value of each award granted was estimated at the date of the grant using the minimum value method with the following assumptions for grants: risk-free interest rate of 3%; dividend rate of 0%; volatility factor of 0% and a weighted average life of the awards of 5 or 10 years. The options’ fair value is amortized to expense on a proportionate basis over the options’ vesting periods. Had compensation cost for all of the stock-based compensation awards been determined based on the grant date fair values of awards (the method described in SFAS 123(R)), reported net income would have been reduced to the pro forma amounts shown below for the fiscal years ended July 31, 2005 and 2004:

	2005	2004
Net income:
As reported	$1,457,712	$1,093,575
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: compensation expense determined under fair value based method for all awards, net of related tax effects	9,559	10,766

Pro forma	$1,448,153	$1,082,809

Earnings per share:
As reported
Basic	0.43	0.32
Diluted	0.42	0.32
Pro forma
Basic	0.42	0.32
Diluted	0.42	0.32
Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. Total assets, total liabilities and net income were not affected.
Segment information: The Company operates in two business segments – the Synergetics segment and the Valley Forge segment. The Synergetics segment includes revenue and operating expenses associated with the sales of ophthalmic and neurosurgical instruments and Omni® ultrasonic aspirator. The Valley Forge segment includes revenue and operating expenses associated with the sales of bipolar electrosurgical generators. The financial results of Valley Forge have been included from September 22, 2005 through July 31, 2006.

Note 2. Reverse Merger
     On September 21, 2005, Synergetics Acquisition Corporation, a wholly owned subsidiary of Valley Forge, merged with and into Synergetics and Synergetics thereby became a wholly owned subsidiary of Valley Forge. Pursuant to the terms of the merger agreement, stockholders of Synergetics common stock received in the aggregate 15,960,648 shares of Valley Forge common stock, or 4.59 Valley Forge shares for each share of Synergetics resulting in Synergetics’ former private stockholders owning approximately 66 percent of Valley Forge’s outstanding common stock upon completion of the reverse merger. In addition, all options under the Valley Forge stock option plans vested upon the change of control and accordingly were included in the purchase price utilizing the Black-Scholes valuation methodology at $815,000. The primary reason for the acquisition was to expand the Company’s neurosurgical product offerings to include the bipolar electrosurgical generator. The reverse merger was accounted for as a purchase business combination with Synergetics deemed the accounting acquirer and Valley Forge’s assets acquired and liabilities assumed recorded at fair value as follows:

Assets:
Cash, net of merger expenses of $891,620	$1,132,325
Accounts receivable	703,119
Inventories	925,489
Prepaid expenses and other current assets	573,936
Property and equipment	323,962
Other intangibles:	10,182,533
Definite lived	4,419,240
Indefinite lived	5,763,293
Goodwill	10,660,501
Liabilities assumed:
Accounts payable and accrued expenses	(509,659)
Income taxes payable	(35,713)
Note payable issued in connection with Malis® trademark	(3,473,053)
Deferred income taxes	(2,496,059)

Net assets acquired	$17,987,381

     The operations of Valley Forge have been consolidated from the acquisition date. The cost to acquire Valley Forge has been allocated to the Valley Forge assets acquired and liabilities assumed according to their estimated fair values. The purchase price of $18,879,000, including Synergetics’ transaction costs, resulted in acquired goodwill of $10,660,501, which is not deductible for tax purposes.
     The unaudited pro forma results, assuming the reverse merger with Valley Forge had occurred at the beginning of each fiscal period presented below, would have yielded the following results:

	Twelve Months	Twelve Months
	Ended	Ended
	July 31,	July 31,
	2006	2005 (1)
Net sales	$39,117,696	$27,867,779
Net income	2,940,784	1,462,275
Basic earnings per share	0.13	0.06
Diluted earnings per share	0.13	0.06

(1) Prior to the reverse merger, Valley Forge had a fiscal year end of September 30 with quarterly results reported on calendar quarters. Accordingly, the unaudited pro forma condensed combined statement of income for the year ended July 31, 2005 was derived by adding the results of the year ended July 31, 2005 for Synergetics and the results of the twelve months ended June 30, 2005, for Valley Forge (which was derived by taking the results of the year ended September 30, 2004 less the results of the nine months ended June 30, 2004 plus the results of the nine months ended June 30, 2005).
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

Note 3. Distribution Agreements
     In connection with the reverse merger described in Note 2, the Company became a party to the distribution agreements described below which are in addition to its pre-merger distribution agreements:
Codman and Shurtleff, Inc. (“Codman”)
     In the neurosurgery market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 20 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson and formerly Valley Forge’s largest customer. On October 15, 2004, Valley Forge executed an agreement with Codman for the period October 1, 2004 through December 31, 2005. The agreement provided for exclusive worldwide distribution rights of Valley Forge’s existing neurosurgery products in the fields of neurocranial and neurospinal surgery until March 31, 2005, and non-exclusive rights in these fields from April 1, 2005 through December 31, 2005. On May 6, 2005, in accordance with the terms of the agreement, Valley Forge notified Codman that, effective July 15, 2005, Codman would be the non-exclusive worldwide distributor of its existing products in the fields of neurocranial and neurospinal surgery until December 31, 2005. On January 9, 2006, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories. In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.
     Net sales to Codman amounted to approximately $6,482,000 for the period from September 22, 2005 to July 31, 2006. This represents 16.9 percent of net sales for the period ended July 31, 2006.
Stryker Corporation (“Stryker”)
     On October 25, 2004, Valley Forge executed a Supply and Distribution Agreement (the “Agreement”) with Stryker, a Michigan corporation, which provides for the Company to supply to Stryker and for Stryker to distribute exclusively, on a world-wide basis, a unique radio frequency (“RF”) generator for the percutaneous treatment of pain. The Agreement is for a term of five years after the first acceptance of the unique RF generator by Stryker, which was on November 11, 2004.
     There is a minimum purchase obligation that is specified by “Agreement Year.” The first Agreement Year commenced on November 11, 2004 and ended on the last day of the calendar quarter in which the first anniversary date of such inception date occurs, which was December 31, 2005. Stryker satisfied the first Agreement Year minimum. In the second and third Agreement Years, Stryker agreed to make minimum purchases of approximately $500,000 per year for commercial sale units. On or before the beginning of the last calendar quarter of the third Agreement Year, and each Agreement Year thereafter, the Company and Stryker will conduct good faith negotiations regarding the minimum purchase obligation for the next Agreement Year. Also, during the first two months of the last calendar quarter in any Agreement Year, the Company and Stryker will conduct good faith negotiations regarding changes in prices that will take effect on the first day of the ensuing Agreement Year. The Agreement also provides Stryker the right of first refusal for the distribution of certain other generator products in the pain control, orthopedic, ENT (ear, nose and throat), craniomaxillofacial and head and neck surgery markets.
     Net sales to Stryker amounted to approximately $1,924,000 for the period from September 22, 2005 to July 31, 2006. This represents 5.0 percent of net sales for the period ended July 31, 2006, respectively.
Note 4. Inventories
Inventories as of July 31, 2006 and 2005, were as follows:

	2006	2005
Raw materials and component parts	$5,614,239	$2,398,238
Work in progress	2,493,117	1,295,976
Finished goods	5,135,422	3,494,422

	$13,242,778	$7,188,636

Note 5. Property and Equipment
Property and equipment as of July 31, 2006 and 2005, were as follows:

	2006	2005
Land	$729,753	$729,753
Building and improvements	5,339,754	2,568,612
Machinery and equipment	4,196,084	2,888,687
Furniture and fixtures	545,505	266,225
Software	105,208	39,734
Construction in progress	—	1,688,355

	10,916,304	8,181,366
Less accumulated depreciation	2,419,581	1,698,059

	$8,496,723	$6,483,307

Depreciation expense is included in both cost of sales and selling, general and administrative expenses.
The construction in progress was applicable to the construction of an approximate 27,000 square foot addition to the Company’s principal manufacturing and headquarters building which was completed in October 2005.
There are no long-lived assets outside of the United States.
Note 6. Other Intangible Assets
Information regarding the Company’s other intangible assets is as follows:

	Gross Carrying	Accumulated
	Value	Amortization	Net
		July 31, 2006
Patents	$914,836	$183,883	$730,953
Proprietary know-how	4,057,115	336,711	3,720,404
Licensing agreements	140,000	51,850	88,150
Trademark	5,923,196	—	5,923,196

	$11,035,147	$572,444	$10,462,703

		July 31, 2005
Patents	$588,005	$136,449	$451,556
Acquisition costs	394,452	—	394,452

	$982,457	$136,449	$846,008

Note 7. Accrued Expenses
Accrued expenses as of July 31, 2006 and 2005, consisted of the following:

	2006	2005
Payroll, commissions and employee benefits	$597,543	$401,684
Royalties	63,968	134,077
Warranty	42,900	—
Other	2,089,519	599,456

	$2,793,930	$1,135,217

Note 8. Pledged Assets, Short and Long-Term Debt
     Revolving Credit Facility: Under a revolving credit facility, the Company may borrow up to $5.5 million with a graduated interest rate starting at LIBOR plus 2.25 percent and adjusting each quarter based upon the Company’s leverage ratio, (an effective rate of 7.36% as of July 31, 2006). Outstanding borrowings under this facility at July 31, 2006 and July 31, 2005 were approximately $2,641,042 million and $235,000, respectively. Outstanding amounts are collateralized by the Company’s receivables and inventory. This credit facility is scheduled to expire on December 1, 2007. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2006, the Company’s leverage ratio was 1.73 times and the fixed charge coverage ratio was 2.58 times.
     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at the bank’s prime lending rate, (an effective rate of 8.25% as of July 31, 2006). Outstanding amounts are secured by the purchased equipment. The equipment line of credit facility of $1.0 million expires on October 31, 2006. Outstanding borrowings under this facility at July 31, 2006 and 2005 were $689,003 and $588,492, respectively.
Long-term debt as of July 31, 2006 and 2005, consisted of the following:

	2006	2005
Note payable to bank, due in monthly installments of $1,139 plus interest at prime rate plus 1% (an effective rate of 9.25% as of July 31, 2006), remaining balance due September 2007, collateralized by second deed of trust	$165,140	$178,806
Note payable, due in monthly installments of $509 including interest at 4.9%, remaining balance due May 2008, collateralized by a vehicle	9,060	15,170
Note payable to bank, due in monthly principal installments of $39,642 beginning November 2005 plus interest at the bank’s prime lending rate (an effective rate of 8.25% as of July 31, 2006), remaining balance due September 30, 2008, collateralized by substantially all assets of the Company	1,030,534	—
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00%, remaining balance of $3,517,888 including the effects of imputing interest, due December 2011, collateralized by the Malis® trademark	2,977,544	—
Note payable to bank, due in monthly principal installments of $3,033 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due May 2007 collateralized by substantially all assets of the Company, refinanced in October 2005	—	63,713
Note payable to bank, due in monthly principal installments of $7,083 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due June 2008, collateralized by machinery and equipment, refinanced in October 2005	—	240,833
Note payable to bank, due in monthly principal installments of $11,300 plus interest at prime rate (an effective rate of 6.25% as of July 31, 2005), remaining balance due September 2008, collateralized by machinery and equipment, refinanced in October 2005	—	440,696

	4,182,278	939,218
Less current maturities	966,918	276,771

Long-term portion	$3,215,360	$662,447

Aggregate annual maturities required on long-term debt as of July 31, 2006 are as follows:

Year Ending July 31,:	Amount
2007	$966,918
2008	1,130,492
2009	610,203
2010	563,661
2011	598,249
2012	312,755

$4,182,278

Note 9. Revenue Bonds Payable
     In September 2002, the Company issued $2,645,000 in Private Activity Revenue Bonds, Series 2002. The proceeds from the bond issue were used to provide financing for the construction of a building and equipment for use as a manufacturing facility located in O’Fallon, Missouri. The bond issue is collateralized by a first deed of trust. The Company signed a promissory note to a bank payable in monthly installments of interest only, commencing on October 1, 2002. Principal is payable on May 1, 2004, and on the first day of each month thereafter, in the amount of $11,021 until final payment on September 1, 2022. Interest is payable at 5.5% through September 1, 2009, and prime rate plus 0.5% thereafter. 2002 issue revenue bonds payable totaled $2,204,167 and $2,336,417 as of July 31, 2006 and 2005, respectively.
     In December 2004, Synergetics Development Co., LLC issued $2,330,000 in Industrial Revenue Bonds, Series 2004. The proceeds from the bond issue were used to provide financing for a building expansion and the purchase of land and equipment located in O’Fallon, Missouri. The bond issue is collateralized by a first deed of trust. The Company signed a promissory note to a bank payable in monthly installments of interest only, commencing on February 1, 2005. Principal is payable on June 1, 2005, and on the first day of each month thereafter, in the amount of $9,708, until final payment on December 1, 2024. Interest is payable at 4.75% through December 1, 2011, and prime rate thereafter. 2004 issue revenue bonds payable totaled $2,184,375 and $2,300,875 as of July 31, 2006 and 2005, respectively.
     Under the terms of the credit facility with the bank, the Company is required to comply with certain financial covenants, including a minimum debt coverage ratio of 1.25 to 1.0.
Aggregate annual maturities required on bonds payable as of July 31, 2006 are as follows:

Year Ending July 31,:	Amount
2007	$248,750
2008	248,750
2009	248,750
2010	248,750
2011	248,750
Thereafter	3,144,792

$4,388,542

Note 10. Operating Leases
     The Company leases equipment and its facility in King of Prussia, Pennsylvania under operating leases that end in August 2011.
The approximate minimum rental commitment under non-cancelable operating leases as of July 31, 2006, is due as follows:

Year Ending July 31,:	Amount
2007	$171,568
2008	168,042
2009	162,079
2010	67,600
2011	495

$569,784

Rent expense incurred and charged to cost of sales and selling, general and administrative expenses was approximately $104,200, $16,300 and $22,900 for the years ended July 31, 2006, 2005 and 2004, respectively.
Note 11. Income Tax Matters
     The Company and its wholly owned subsidiaries file as a single entity for income tax reporting purposes. The net deferred income tax amounts included in the accompanying consolidated balance sheets as of July 31, 2006 and 2005, include the following amounts as deferred income tax assets and liabilities:

	2006	2005
Deferred tax assets:
Accounts receivable	$66,000	$54,000
Inventories	110,000	59,000
Accrued liabilities	115,000	44,000
Other	5,000	—

	296,000	157,000
Deferred tax liabilities:
Property and equipment	294,000	343,000
Other intangible assets	2,369,000	—

	2,663,000	343,000

	$(2,367,000)	$(186,000)

The deferred tax amounts noted above have been classified on the accompanying consolidated balance sheets as of July 31, 2006 and 2005, as follows:

	2006	2005
Current assets	$296,000	$157,000
Long-term liabilities	(2,663,000)	(343,000)

	$(2,367,000)	$(186,000)

The provision for income taxes for the years ended July 31, 2006, 2005 and 2004, consisted of the following:

	2006	2005	2004
Currently payable	$1,734,533	$755,000	$314,600
Deferred	(315,000)	(15,000)	106,000

	$1,419,533	$740,000	$420,600

Reconciliation of the Company’s income tax at the statutory rate to the Company’s effective rate is as follows:

	2006	2005	2004
Computed at the statutory rate	34.0%	34.0%	34.0%
State taxes net of federal tax benefit	4.6	8.2	3.8

Extraterritorial income exclusion	(3.0)	(4.0)	(4.0)
Production deduction for domestic manufacturers	(3.5)	—	—
Research and development	—	(6.9)	(8.8)
Other	(0.6)	2.4	2.8

	31.5%	33.7%	27.8%

Note 12. Employee Benefit Plan
     The Company has a 401(k) savings plan, which covers employees who have attained the age of 18 and who have been credited with at least one year of service. Company contributions are made at the discretion of the Board of Directors. There was a payment of $10,000 made by the Company as matching contributions to the 401(k) savings plan for the year ended July 31, 2006. The Company made no contributions to the plan for the years ended July 31, 2005 and 2004.
Note 13. Stock Based Compensation Plans
Stock Option Plans
     In addition to the historical options outstanding for Synergetics prior to the merger, the Company has options outstanding under two existing active option plans and two terminated plans of Valley Forge. The first active plan (the “2001 Plan”) was adopted by Valley Forge on January 16, 2001 pursuant to which 345,000 shares of common stock were reserved for issuance to employees, officers and consultants of the Company. The 2001 Plan was amended with the approval of the Valley Forge stockholders on September 19, 2005 to increase the number of share awards issuable under the 2001 Plan from 345,000 to 1,345,000. There were 1,119,383 options and restricted shares unawarded at July 31, 2006 under this plan. On September 19, 2005, the stockholders of Valley Forge voted to adopt the Valley Forge Scientific Corp. 2005 Non-Employee Directors’ Stock Option Plan and voted to authorize up to 200,000 shares issuable upon exercise of options granted thereunder. There were 140,000 options available for future grants at July 31, 2006 under this plan. Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire 10 years from the date of the grant. Generally, stock options granted under these plans vest over a five year period with the exception of the non-employee director options which vest immediately. All options under the Valley Forge stock option plans were valued at approximately $815,000 in the purchase price accounting allocation.
     A summary of the status of the fixed awards at July 31, 2006, 2005 and 2004 and changes during the years ended on those dates is as follows:

		Weighted
		Average	Weighted
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding as of August 1, 2003	19,916	$1.46
Granted	14,000	$3.57

Options outstanding as of July 31, 2004	33,916	$2.33	$2.22
Granted	24,584	$4.00	—

Options outstanding as of July 31, 2005	58,500	$2.33	$2.97
Exercised prior to September 21, 2005	(20,500)	—	$3.92

Options outstanding, September 21, 2005	38,000	$4.64	$2.46
Conversion ratio applied at September 21, 2005	4.59	4.59	—

Converted options	174,420	$1.01	$2.46
Existing options assumed under the Valley Forge Stock option plan	441,500	$2.18	$1.88
For the period from September 22, 2005 through July 31, 2006:
Granted	20,000	$5.00	$3.32
Forfeited	(9,180)	$1.09	$0.91
Exercised	(214,990)	$1.87	$1.62

Options outstanding, July 31, 2006	411,750	$1.98	$1.63

Options exercisable, July 31, 2006	354,375	$2.12	$1.75
     A further summary about awards outstanding at July 31, 2006 was as follows:

		Weighted Average Grant
	Shares	Date Value
Unvested options, beginning of period	36,834	$3.42
Vested upon change of control	11,334	$4.00
Unvested options outstanding September 21, 2005	25,500	$3.16
Conversion ratio applied at September 21, 2005	4.59
Converted options	117,045	$0.90
From September 22, 2005 through July 31, 2006:
Forfeited	9,180	$1.09
Vested	50,490	$0.89
Unvested options, period end	57,375	$0.91
     Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Fiscal Year Ended
	July 31, 2006	July 31, 2005	July 31, 2004
Proceeds of options exercised	$417,596	$—	$89,801
Related tax benefit recognized	222,956	—	—
Intrinsic value of options exercised	361,729	—	—

     The following table provides information about options outstanding and exercisable options at July 31, 2006:

		Exercisable
	Options Outstanding	Options
Number	411,750	354,375
Weighted average exercise price	$1.98	$2.12
Aggregate intrinsic value	$671,681	$619,470
Weighted average contractual term	6.2 years	5.8 years
     The weighted average remaining life for options outstanding and weighted average exercise price per share for exercisable options at July 31, 2006 were as follows:

	Options Outstanding		Exercisable Options
		Weighted Average		Weighted Average
		Remaining Contractual		Remaining Contractual
	Shares	Life (in Years)	Shares	Life (in Years)
< $1.00	58,375	5.9 years	58,375	5.9 years
$1.00 – $2.00	211,375	6.0 years	154,000	5.1 years
$2.00 – $5.00	142,000	6.5 years	142,000	6.5 years
Total	411,750	6.2 years	354,375	5.8 years
     There were 20,000 stock options granted to our new independent directors during the year ended July 31, 2006. The fair value of options granted during the fiscal year ended July 31, 2006 was determined at the date of the grant using a Black-Scholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	4.0%
Expected average life (in years)	5
Expected volatility	79.7%
Expected dividend yield	0%
     The expected average risk-free rate is based on U.S. treasury yield curve. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of Valley Forge’s common stock. The expected dividend yield is based on historical information and management’s plan. The Company expects to issue new shares as options are exercised. As of July 31, 2006, the future compensation cost expected to be recognized under SFAS 123(R) is approximately $10,000 in 2007, $9,000 in 2008, $8,000 in 2009 and $8,000 in 2010.
Restricted Stock Plans
     Under our 2001 Plan, our common stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five year vesting period or at the end of the fifth year. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the fiscal year ended July 31, 2006 shares granted were 82,617 shares. Compensation expense related to these shares was $288,207. As of July 31, 2006, there was approximately $65,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted average period of five years.

Restricted Stock
Number	14,601
Stock price at date of grant	$5.48
Aggregate value	$80,013
Weighted average contractual term	3.9 years

     In connection with the reverse merger described in Note 2, the Company reincorporated in Delaware, decreased the par value of common stock from $0.01 2/3 to $0.001, increased the authorized common shares to 50,000,000 and eliminated the outstanding treasury shares.
     During the year ended July 31, 2005, Synergetics issued 45,409 shares of common stock to employees and directors at prices ranging from $4 to $5 per share.
     During the year ended July 31, 2004, Synergetics issued 22,200 shares of common stock to employees and directors at prices ranging from $4 to $5 per share.
     On December 22, 1998, Synergetics filed an amended and restated Articles of Incorporation decreasing the par value of the 8,000,000 shares of common stock it is authorized to issue from $0.03 1/3 to $0.01 2/3. The holders of common stock have no preemptive rights and the common stock has no redemption, sinking fund or conversion provisions. Each share of common stock is entitled to one vote on any matter submitted to the holders and to equal rights in the assets of Synergetics upon liquidation. All of the outstanding shares of common stock are fully paid and nonassessable.
Note 14. Research and Development Costs
     Research and development costs related to both future and present products are charged to operations as incurred. The Company incurred approximately $1,655,000, $858,000 and $797,000 of research and development costs during the years ended July 31, 2006, 2005 and 2004, respectively.
Note 15. Segment Information
     In conjunction with the recent merger, the Company operates in two distinct business segments which are distinguishable by the nature of the types of products sold, as disclosed in Note 1. Certain financial information from continuing operations for these reportable segments is shown in the following table:

	Synergetics	Valley Forge	Consolidated
	For the fiscal year ended July 31, 2006
Net sales:
Domestic	$22,588,265	$7,501,656	$30,089,921
International	8,155,714	—	8,155,714
Operating Income	2,778,475	2,223,037	5,001,512
Identifiable Assets	28,140,803	23,502,615	51,643,418
Capital Expenditures	2,982,795	55,541	3,038,336

	For the fiscal year ended July 31, 2005
Net sales:
Domestic	$16,383,432	$—	$16,383,432
International	5,408,150	—	5,408,150
Operating Income	2,383,273	—	2,383,273
Identifiable Assets	20,115,769	—	20,115,769
Capital Expenditures	1,795,484	—	1,795,484
Note 16. Related Party Transactions
     Notes receivable, officer-stockholder represents various loans made during and before 2001 to a principal stockholder, director and officer of the Company. The notes bear interest at rates of 4.83 percent to 6.97 percent and are payable in either quarterly installments of $3,525 or annual installments of $14,100 until the principal and accrued interest have been repaid. The notes are collateralized by

5,833 shares of the Company’s common stock. At July 31, 2006, notes receivable, officer-stockholder totaled $19,968 and all amounts are current.
Note 17. Commitments and Contingencies
     In conjunction with the reverse merger described in Note 2, the Company entered into three-year employment agreements with its Chief Executive Officer, its Chief Operating Officer and its Chief Scientific Officer. In the event any such executive officer is terminated without cause, or if such executive officer resigns for good reason, such executive officer shall be entitled to his base salary and health care benefits through the end of his employment agreement.
     On October 19, 2005, IRIDEX Corporation (“IRIDEX”) filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement. This suit is captioned IRIDEX Corporation v. Synergetics USA, Inc., Case No. 4:05CV1916CDP. IRIDEX filed suit against the Company for infringement of the IRIDEX Patent No. 5,085,492 (“the ‘492 patent”) entitled “Optical Fiber with Electrical Encoding.” IRIDEX alleges that Synergetics’ Quick Disconnect Laser Probes and adapter infringe its patent. It seeks damages, including treble damages, and injunctive relief. On November 30, 2005, the Company filed its answer in this lawsuit and asked the court to declare that its products do not infringe the IRIDEX patent. In addition, the Company countersued IRIDEX alleging that it engaged in false advertising, commercial disparagement, trade libel, injurious falsehood and unfair competition under the Federal Lanham Act and applicable Missouri common law. The counterclaim also includes a count of defamation. These claims primarily relate to alleged false or misleading statements and publications by IRIDEX and its representatives with respect to the Company’s laser adapters and laser probes. Litigation in this matter is ongoing. While we believe that we have substantial meritorious defenses to their claims including that we do not infringe, that there exists substantial prior art that was not considered in their initial patent application and that six years have lapsed from their notification of infringement to their filing of the lawsuit which could lead to any potential damages being limited by the equitable theory of laches and estoppel, we may incur significant dedication of management resources and legal costs in connection with this lawsuit.
     On May 26, 2006, Peregrine Surgical, Ltd. (“Peregrine”) filed suit in the United States District Court, Eastern District of Pennsylvania against the Company seeking a declaratory judgment of non-infringement of Patent No. 5,921,998. The suit is captioned Peregrine Surgical, Ltd. v. Synergetics, Inc. and Synergetics USA, Inc., Case No. 2:06-cv-02237-RBS. On June 19, 2006, by amendment, Peregrine added Synergetics as a Defendant. On August 17, 2006, the Company and Synergetics moved to dismiss on the grounds that the Court lacked jurisdiction because at the time of the complaint, there was no case or controversy. The Court’s ruling on this motion is pending.
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
Note 18. Quarterly Financial Data (Unaudited)

Quarters Ended	July 31, 2006		April 30, 2006		January 30, 2006		October 27, 2005
Net Sales	$10,780,551		$10,449,516		$9,868,449		$7,147,119
Gross Profit	6,518,567	(1)	6,698,864	(1)	6,134,127	(1)	4,656,323	(1)
Income from Operations	1,182,463		1,785,405		1,456,358		577,283
Net Income	837,193		1,026,116		858,053		359,989
Earnings per Share
Basic	$0.03	(2)	$0.05	(2)	$0.04	(2)	$0.04	(2)
Diluted	$0.03	(2)	$0.05	(2)	$0.04	(2)	$0.04	(2)
Basic weighted average common shares outstanding	24,181,547		24,090,511		23,934,598		11,825,684
Diluted weighted average common shares outstanding	24,406,778		24,326,847		24,148,742		11,927,372

(1)	During the fourth quarter of the fiscal year ended July 31, 2006, the Company recorded an additional $322,000 charge to the Company’s earnings.

During fiscal 2006, the Company completed a review of all of its purchased inventory and a substantial portion of its manufactured products in response to a material weakness identified in the prior year. The Company also completed a review of the complete inventory process as part of its compliance with the provisions of Sarbanes-Oxley and identified another weakness. The Company has updated its inventory system and implemented additional controls including monitoring processes and procedures to correct both weaknesses. The Company has analyzed the additional amount charged to earnings during the fourth quarter and has determined that the amount of the charge that would have been applicable to the prior year was immaterial. The amounts in the above table have been adjusted to reflect the estimated charges which would have been applicable to each quarter. The first quarter has been reduced by $183,000 in gross profit and income from operations and $126,000 in net income. The third quarter has been reduced by $139,000 in gross profit and income from operations and $95,000 in net income. The fourth quarter has been increased by $322,000 in gross profit and income from operations and $221,000 in net income.

(2)	The accumulation of four quarters in fiscal year 2006 for earnings per share may not equal the related per share amounts for the year ended July 31, 2006 due to the timing and amount of shares issued in the reverse merger transaction.

Quarters Ended	July 31, 2005	April 29, 2005	January 31, 2005	October 28, 2004
Net Sales	$5,719,939	$5,750,074	$5,346,962	$4,974,607
Gross Profit	3,326,914	3,529,413	3,366,955	3,279,416
Income from Operations	323,952	710,902	706,771	641,648
Net Income	275,614	387,277	423,597	371,223
Earnings per Share
Basic	$0.08	$0.11	$0.12	$0.11
Diluted	$0.08	$0.11	$0.12	$0.11
Basic weighted average common shares outstanding	3,456,773	3,412,996	3,411,364	3,411,364
Diluted weighted average common shares outstanding	3,437,803	3,425,667	3,424,045	3,424,045
Note 19. Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes” by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing July 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.
     We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Synergetics, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to	Charged to
	Beginning of	Cost and	Other	Deductions	Balance at End
Classifications	Year	Expenses	Accounts	from Reserves(2)	of Year
Year ended July 31, 2004
Allowance for Doubtful Accounts	$40,000	$7,510	$—	$(7,510)	$40,000
Year ended July 31, 2005
Allowance for Doubtful Accounts	$40,000	$123,798	$—	$(28,798)	$135,000
Year ended July 31, 2006
Allowance for Doubtful Accounts	$135,000	$145,926	$16,000 (1)	$(117,926)	$179,000
Allowance for Excess and Obsolete Inventory	—	75,000	—	—	75,000

(1)	Allowance for Doubtful Accounts recorded by Valley Forge Scientific Corp. as of September 22, 2005.

(2)	Adjustments represent write-offs of uncollectible accounts receivable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synergetics USA, Inc.
(registrant)
October 16, 2006
/s/ Pamela G. Boone Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 16, 2006	/s/ Gregg D. Scheller Gregg D. Scheller, President and Chief Executive Officer
(Principal Executive Officer) and Director

October 16, 2006	/s/ Pamela G. Boone Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)

October 16, 2006	/s/ Lawrence C. Cardinale Lawrence C. Cardinale, Director

October 16, 2006	/s/ Robert H. Dick Robert H. Dick, Director

October 16, 2006	/s/ Kurt W. Gampp, Jr. Kurt W. Gampp, Jr., Director

October 16, 2006	/s/ Guy Guarch Guy Guarch, Director

October 16, 2006	/s/ Juanita H. Hinshaw Juanita H. Hinshaw, Director

October 16, 2006	/s/ Jerry L. Malis Jerry L. Malis, Director

Index to Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among Valley Forge Scientific Corp. (“Valley Forge”), Synergetics Acquisition Corporation and Synergetics, Inc. dated May 2, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference.)

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Valley Forge, Synergetics Acquisition Corporation and Synergetics, Inc. dated June 2, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on June 3, 2005 and incorporated herein by reference.)

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among Valley Forge, Synergetics Acquisition Corporation and Synergetics, Inc. dated July 15, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.)

2.4	Agreement and Plan of Reincorporation Merger, dated as of September 22, 2005, between Valley Forge and VFSC Delaware, Inc. (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

4.1	Form of common stock certificate of the Registrant. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

10.1	Amended and Restated Synergetics USA, Inc. 2001 Stock Plan. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference.)

10.2	Valley Forge Scientific Corp. 2000 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 4.3 to Valley Forge’s Registration Statement on Form S-8, Registration No. 333-72134 and incorporated herein by reference.)

10.3	Valley Forge Scientific Corp. 1988 Non-Qualified Employee Stock Option Plan, as amended. (Filed as Exhibit 10.1 to Valley Forge’s Registration Statement on Form S-8, Registration No. 333-63637 and incorporated herein by reference).

10.4	Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference.)

10.5	401(k) and Profit-Sharing Plan. (Filed as Exhibit 10(x) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference.)

10.6	Employment Agreement, dated as of September 21, 2005, between Valley Forge and Gregg D. Scheller. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

10.7	Employment Agreement, dated as of September 21, 2005, between Valley Forge and Jerry L. Malis. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

10.8	Employment Agreement, dated as of September 21, 2005, between Valley Forge and Kurt W. Gampp, Jr. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

10.9	Shareholders’ Agreement, dated as of September 21, 2005, between Valley Forge and each of Gregg D. Scheller,

Exhibit
Number	Description
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

10.10	Assignment of Know-How Agreement, dated June 30, 1989. (Filed as Exhibit 10(I) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference.)

10.11	Assignment of Patents — Bipolar Electrosurgical Systems, June 30, 1989. (Filed as Exhibit 10(h) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)

10.12	Assignment of Patents — Binocular Magnification System, June 30, 1989. (Filed as Exhibit 10(i) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)

10.13	Assignment of Malis® trademark, dated June 30, 1989. (Filed as Exhibit 10(j) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)

10.14	Option Agreement for Malis® Trademark with Leonard I. Malis dated October 22, 2004. (Filed as Exhibit 10.14 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)

10.15	Promissory Note from the Company and Synergetics IP, Inc. to the Estate of Dr. Leonard I. Malis dated October 12, 2005 in the Principal Amount of $3,997,600. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2005 and incorporated herein by reference.)

10.16	Promissory Note from Jerry L. Malis to Valley Forge. (Filed as Exhibit 10(k) to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference.)

10.17	Promissory Note from Jerry L. Malis to Valley Forge. (Filed as Exhibit 10(p) to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 1998 and incorporated herein by reference.)

10.18	Commercial Lease Agreement between GMM Associates and Valley Forge dated July 1, 1995. (Filed as Exhibit 10(p) to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.)

10.19	Addendum to Commercial Lease Agreement between Valley Forge and GMM Associates dated as of July 1, 2000. (Filed as Exhibit 10.2 to Valley Forge’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.)

10.20	Agreement with Codman & Shurtleff, Inc. dated October 15, 2004. (Filed as Exhibit 10.12 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)

10.21	Amendment No. 1 to the Agreement dated as of October 1, 2004 between Valley Forge and Codman & Shurtleff, Inc. (Filed as Exhibit 10(a) to Valley Forge’s Current Report on Form 8-K filed on March 16, 2005 and incorporated herein by reference.)

10.22	Supply and Distribution Agreement with Stryker Corporation dated October 25, 2004. (Filed as Exhibit 10.13 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)

10.23	Agreement of Lease between Liberty Property Limited Partnership and Valley Forge. (Filed as Exhibit 10.16 to Valley Forge’s to Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)

10.24	Agreement for Sale of Commercial Real Estate between Diversified Electronics Co., Inc. and Steve Smith, dated April 21, 2005. (Filed as Exhibit 10.17 to Valley Forge’s Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)

10.25	Loan Agreement between The Industrial Development Authority of St. Charles County, Missouri and Synergetics Development Company, L.L.C. dated as of September 1, 2002. (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

Exhibit
Number	Description
10.26	Promissory Note from Synergetics Development Company, L.L.C. to The Industrial Development Authority of St. Charles County, Missouri dated September 1, 2002 in the Principal Amount of $2,645,000 (Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.27	Security Agreement (Equipment) dated as of September 1, 2002 from Synergetics, Inc. for the benefit of The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.28	Future Advance Deed of Trust and Security Agreement dated as of September 1, 2002 between Synergetics Development Company, L.L.C. and Victor Zarrilli, as trustee, and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.29	Guaranty Agreement dated as of September 1, 2002 by and among William L. Bates, Gregg D. Scheller and Kurt W. Gampp, Jr. and Synergetics, Inc. and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.30	Guaranty of Unassigned Issuer’s Rights dated as of September 1, 2002 by and among William L. Bates, Gregg D. Scheller and Kurt W. Gampp, Jr. and Synergetics, Inc. and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.31	Bond Purchase Agreement dated as of September 1, 2002 by and among The Industrial Development Authority of St. Charles County, Missouri, Union Planters Bank, N.A. and Synergetics Development Company, L.L.C. (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.32	First Supplemental Loan Agreement between The Industrial Development Authority of St. Charles County, Missouri and Synergetics Development Company, L.L.C. dated as of December 1, 2004. (Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.33	Promissory Note from Synergetics Development Company, L.L.C. to The Industrial Development Authority of St. Charles County, Missouri dated December 1, 2004 in the Principal Amount of $2,330,000. (Filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.34	First Supplemental Future Advance Deed of Trust and Security Agreement dated as of December 1, 2004 between Synergetics Development Company, L.L.C. and Victor Zarrilli, as trustee, and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.35	First Supplemental Guaranty of Unassigned Issuer’s Rights dated as of December 1, 2004 by and between Synergetics, Inc. and the Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.36	Bond Purchase Agreement dated as of December 1, 2004 by and among The Industrial Development Authority of St. Charles County, Missouri, Union Planters Bank, N.A. and Synergetics Development Company, L.L.C. (Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.37	Business Loan Agreement dated September 30, 2005 made and executed between Synergetics, Inc. and Union Planters Bank NA for Principal Amount of $1,000,000. (Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.38	Change in Terms Agreement dated as of September 30, 2005 by Synergetics, Inc. in favor of Union Planters Bank NA in the Principal Amount of $1,000,000. (Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.39	Commercial Guaranty made by Synergetics USA, Inc. regarding Indebtedness of Synergetics, Inc. to Union Planters Bank NA for Principal Amount of $1,000,000. (Filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K

Exhibit
Number	Description
for the year ended July 31, 2005 and incorporated herein by reference.)

10.40	Commercial Security Agreement dated September 30, 2005 between Synergetics, Inc. and Union Planters Bank NA regarding Indebtedness of Synergetics, Inc. to Union Planters Bank NA for Principal Amount of $1,000,000. (Filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.41	Business Loan Agreement dated March 10, 2000 made and executed between Synergetics, Inc. and Union Planters Bank NA for Principal Amount of $1,250,000. (Filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.42	Change in Terms Agreement dated as of February 15, 2005 by Synergetics, Inc. in favor of Union Planters Bank NA in the Principal Amount of $1,250,000. (Filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.43	Commercial Security Agreement dated March 10, 2000 between Synergetics, Inc. and Union Planters Bank NA regarding Indebtedness of Synergetics, Inc. to Union Planters Bank NA for Principal Amount of $1,250,000. (Filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.44	Business Loan Agreement dated as of September 30, 2005 between Synergetics, Inc. and Union Planters Bank NA for Principal Amount of $1,427,105. (Filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.45	Promissory Note dated as of September 30, 2005 by Synergetics, Inc. in favor of Union Planters Bank NA in the Principal Amount of $1,427,105. (Filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.46	Commercial Guaranty made by Synergetics USA, Inc. regarding Indebtedness of Synergetics, Inc. to Union Planters Bank NA for Principal Amount of $1,427,105. (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.47	Commercial Security Agreement dated September 30, 2005 between Synergetics, Inc. and Union Planters Bank NA in the Principal Amount of $1,427,105. (Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.48	Form of Employee Restricted Stock Agreement for the Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference).

10.49	Letter Agreement between Synergetics, Inc. and Regions Bank, dated February 22, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2006 and incorporated herein by reference.)

10.50	Credit and Security Agreement among Synergetics USA, Inc., Synergetics, Inc. and Regions Bank, dated March 13, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 and incorporated herein by reference.)

10.51	Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated March 13, 2006 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 and incorporated herein by reference.)

10.52*	First Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated September 26, 2006.

10.53*	Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated September 26, 2006.

10.54*	Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Wachovia Bank, National Association, dated September 26, 2006.

10.55*	Letter Agreement between Synergetics, Inc. and Regions Bank, dated September 28, 2006.

Exhibit
Number	Description
14.1	Code of Business Conduct and Ethics of the Registrant. (Filed as Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

21*	Subsidiaries of Registrant.

23.1*	Consent of McGladrey & Pullen, LLP.

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith