Form 10-Q
period 2006-10-29
SYNERGETICS USA INC
filed 2006-12-08
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________
Commission file number 000-51602
SYNERGETICS USA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5715943

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3845 Corporate Centre Drive
O’Fallon, Missouri	63368

(Address of principal executive offices)	(Zip Code)
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
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of December 6, 2006 was 24,211,809 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of October 29, 2006 and July 31, 2006
(Dollars in thousands except share data)

	October 29, 2006	July 31, 2006
Assets
Current Assets
Cash and cash equivalents	$218	$557
Investment in trading securities	—	50
Accounts receivable, net of allowance for doubtful accounts of approximately $180 and $159, respectively	6,809	6,807
Notes receivable, officer-stockholder	16	20
Income taxes receivable	345	513
Inventories	14,800	13,243
Prepaid expenses	474	422
Deferred income taxes	296	296
Other	16	—

Total current assets	22,974	21,908
Property and equipment, net	8,352	8,497
Goodwill	10,660	10,660
Other intangible assets, net	10,361	10,463
Deferred expenses	160	83
Cash value of life insurance	33	32

Total assets	$52,540	$51,643

Liabilities and Stockholders’ Equity
Current Liabilities
Lines-of-credit	$3,649	$3,330
Current maturities of long-term debt	1,185	967
Current maturities of revenue bonds payable	249	249
Accounts payable	2,383	2,255
Accrued expenses	1,903	2,503
Income taxes payable	36	—
Deferred revenue	4	6

Total current liabilities	9,409	9,310

Long-Term Liabilities
Long-term debt, less current maturities	3,676	3,215
Revenue bonds payable, less current maturities	4,077	4,140
Deferred income taxes	2,663	2,663
Deferred compensation	—	10

Total long-term liabilities	10,416	10,028

Total liabilities	19,825	19,338

Stockholders’ Equity
Common stock at October 29, 2006 and July 31, 2006, $.001 par value, 50,000,000 shares authorized and $0.01667 par value; 24,211,809 and 24,206,970 shares issued and outstanding, respectively	24	24
Additional paid-in capital	23,831	23,798
Retained earnings	8,860	8,483

Total stockholders’ equity	32,715	32,305

Total liabilities and stockholders’ equity	$52,540	$51,643

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
Three Months Ended October 29, 2006 and October 27, 2005
(Dollars in thousands, except per share information)

	Three Months Ended	Three Months Ended
	October 29, 2006	October 27, 2005
Sales	$9,906	$7,147
Cost of sales	3,755	2,308

Gross profit	6,151	4,839

Operating expenses
Research and development	496	277
Selling, general and administrative	4,937	3,802

	5,433	4,079

Operating income	718	760

Other income (expense)
Interest income	—	12
Interest expense	(165)	(36)
Miscellaneous	9	—

	(156)	(24)

Income before provision for income taxes	562	736
Provision for income taxes	185	250

Net income	$377	$486

Earnings per share:
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

Basic weighted average common shares outstanding	24,210,680	11,825,344

Diluted weighted average common shares outstanding	24,410,724	11,927,031

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Three months Ended October 29, 2006 and October 27, 2005
(Dollars in thousands)

	Three Months Ended	Three Months Ended
	October 29, 2006	October 27, 2005
Cash Flows from Operating Activities
Net income	$377	$486
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	356	243
Provision for doubtful accounts receivable	21	3
Stock-based compensation	33	201
Change in assets and liabilities, net of fiscal year 2006 acquisition of Valley Forge:
(Increase) decrease in:
Receivables, net	(23)	(114)
Inventories	(1,557)	(1,378)
Prepaid expenses	(52)	(221)
Other current assets	152	(7)
(Decrease) increase in:
Accounts payable	128	(66)
Accrued expenses and other liabilities	(612)	270
Income taxes payable	36	(43)

Net cash used in operating activities	(1,141)	(626)

Cash Flows from Investing Activities
Net decrease in notes receivable, officer-stockholder	4	3
Purchase of property and equipment	(75)	(1,451)
Acquisition of patents and other intangibles	(112)	(8)
Cash paid for reverse merger costs	—	(498)
Cash acquired through reverse merger	—	2,024
Sales of trading securities	50	—

Net cash provided by (used in) investing activities	(133)	70

Cash Flows from Financing Activities
Net borrowings on lines-of-credit	319	1
Principal payments on revenue bonds payable	(63)	(62)
Proceeds from long-term debt	919	115
Principal payments on long-term debt	(125)	(69)
Payments on debt incurred for acquisition of trademark	(115)	(160)
Proceeds from the exercise of stock options	—	7

Net cash provided by (used in) financing activities	935	(168)

Net decrease in cash and cash equivalents	(339)	(724)
Cash and cash equivalents
Beginning	557	1,817

Ending	$218	$1,093

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share information)
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
     Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods, the Company uses a 21 business day per month reporting cycle. As such, the information presented in the Form 10-Q is for the three month periods August 1, 2006 through October 29, 2006 and August 1, 2005 through October 27, 2005, respectively. As such, the three month period contains 63 business days.
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended October 29, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2006, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 16, 2006 (the “Annual Report”).
Note 2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in the Annual Report. In the first three months of fiscal 2007, no significant accounting policies were changed.
     Reclassifications: Certain reclassifications have been made to prior year financial statements to conform with the current year presentation. Total assets, total liabilities and net income were not affected.
Note 3. Reverse Merger
     On September 21, 2005, Synergetics Acquisition Corporation, a wholly owned subsidiary of Valley Forge, merged with and into Synergetics and Synergetics thereby became a wholly owned subsidiary of Valley Forge. Pursuant to the terms of the merger agreement, stockholders of Synergetics common stock received in the aggregate 15,960,648 shares of Valley Forge common stock, or 4.59 Valley Forge shares for each share of Synergetics resulting in Synergetics’ former private stockholders owning approximately 66 percent of Valley Forge’s outstanding common stock upon completion of the reverse merger. The reverse merger was accounted for as a purchase business combination with Synergetics deemed the accounting acquirer and Valley Forge’s assets acquired and liabilities assumed recorded at fair value as follows (dollars in thousands):

Assets:
Cash, net of merger expenses of $892	$1,132
Accounts receivable	703
Inventories	926
Prepaid expenses and other current assets	574
Property and equipment	324
Other intangibles	10,183
Goodwill	10,660
Liabilities assumed:
Accounts payable and accrued expenses	(510)
Income taxes payable	(36)
Note payable issued in connection with Malis® trademark	(3,473)
Deferred income taxes	(2,496)

Net assets acquired	$17,987

     The operations of Valley Forge have been consolidated from the acquisition date. The cost to acquire Valley Forge has been allocated to the Valley Forge assets acquired and liabilities assumed according to their estimated fair values. The allocation purchase price of $18,879,000, including Synergetics’ transaction costs, resulted in acquired goodwill of $10,660,501, which is not deductible for tax purposes.
     The unaudited pro forma results, assuming the reverse merger with Valley Forge had occurred at August 1, 2005, would have yielded the following results (dollars in thousands, except per share data):

Three Months
Ended
October 27, 2005 (1)
Net sales	$8,019
Net income	321
Basic earnings per share	0.01
Diluted earnings per share	0.01
(1) Prior to the reverse merger, Valley Forge had a fiscal year end of September 30 with quarterly results reported on calendar quarters. Accordingly, the unaudited pro forma condensed combined statement of income for the three months ended October 27, 2005 was derived by adding the results of the three months ended October 27, 2005 for Synergetics, Inc. and the results of the three months ended September 30, 2005 for Valley Forge (which was derived by taking the results of the year ended September 30, 2005 less the results of the nine months ended June 30, 2005).
     These pro forma results include adjustments to give effect to interest expense of the trademark-related debt and other purchase price adjustments. The pro forma results are not necessarily indicative of the operating results that would have occurred had the reverse merger been consummated as of August 1, 2005, nor are they necessarily indicative of future operating results.
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
     Net sales to Codman amounted to approximately $1,725,000 for the three month period ended October 29, 2006 and $380,000 for the period from September 22, 2005 to October 27, 2005, respectively. This represented 17.4 and 5.3 percent of net sales for the three months ended October 29, 2006 and October 27, 2005, respectively.
Stryker Corporation (“Stryker”)
     On October 25, 2004, Valley Forge executed a Supply and Distribution Agreement (the “Agreement”) with Stryker, a Michigan corporation, which provides that the Company will supply to Stryker and Stryker will distribute exclusively, on a world-wide basis, a unique RF generator for the percutaneous treatment of pain. The Agreement is for a term of five years after the first acceptance of the unique RF generator by Stryker, which was on November 11, 2004.
     There is a minimum purchase obligation that is specified by “Agreement Year.” The first Agreement Year commenced on November 11, 2004 and ended on the last day of the calendar quarter in which the first anniversary date of such inception date occurred, which was December 31, 2005. Stryker satisfied the first Agreement Year minimum. In the second and third Agreement Years, Stryker agreed to make minimum purchases of approximately $500,000 per year for commercial sale units. On or before the beginning of the last calendar quarter of the third Agreement Year, and each Agreement Year thereafter, the Company and Stryker will conduct good faith negotiations regarding the minimum purchase obligation for the next Agreement Year. Also, during the first two months of the last calendar quarter in any Agreement Year, the Company and Stryker will conduct good faith negotiations regarding changes in prices that will take effect on the first day of the ensuing Agreement Year. The Agreement also grants Stryker the right of first refusal for other generator products in pain control and in orthopedic, ENT (ear, nose and throat), craniomaxillofacial and head and neck surgery.
     Net sales to Stryker amounted to approximately $577,000 for the three month period ended October 29, 2006 and $225,000 for the period from September 22, 2005 to October 27, 2005, respectively. This represented 5.8 and 3.1 percent of net sales for the three months ended October 29, 2006 and October 27, 2005, respectively.
Note 5. Stock-Based Compensation
Stock Option Plans
     The following table provides information about awards outstanding at October 29, 2006:

	Three Months Ended October 29, 2006
		Weighted-
		Average	Weighted-
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding, beginning of period	411,750	$1.98	$1.63
For the period from August 1, 2006 through October 29, 2006:
Granted	—	$—	$—
Forfeited	—	$—	$—
Exercised	—	$—	$—

Options outstanding, end of period	411,750	$1.98	$1.63

Options exercisable, end of period	354,375	$2.12	$1.75
Restricted Stock Plans
     Under our 2001 Plan, our common stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five year vesting period or at the end of the fifth year. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the three months ended October 29, 2006, shares granted were 4,839 shares. Compensation expense related to these shares was $8,900. As of October 29, 2006, there was approximately $56,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted average period of five years.
Note 6: Supplemental Balance Sheets Information
Inventories (dollars in thousands)

	October 29,	July 31,
	2006	2006
Raw material and component parts	$6,282	$5,614
Work-in-progress	2,652	2,493
Finished goods	5,866	5,136

	$14,800	$13,243

Property and equipment (dollars in thousands)

	October 29,	July 31,
	2006	2006
Land	$730	$730
Building and improvements	5,397	5,340
Machinery and equipment	4,170	4,196
Furniture and fixtures	539	546
Software	105	105
Construction in process	65	—

	11,006	10,917
Less accumulated depreciation	2,654	2,420

	$8,352	$8,497

Other intangible assets (dollars in thousands)
     Information regarding the Company’s other intangible assets is as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
	October 29, 2006
Patents	$907	$197	$710
Proprietary know-how	4,047	428	3,619
Licensing agreements	140	67	73
Organizational costs	36	—	36
Trademark	5,923	—	5,923

	$11,053	$692	$10,361

	July 31, 2006
Patents	$915	$184	$731
Proprietary know-how	4,057	337	3,720
Licensing agreements	140	51	89
Trademark	5,923	—	5,923

	$11,035	$572	$10,463

     Goodwill is a result of the reverse merger transaction as described in Note 3 to the unaudited financial statements.

     Estimated amortization expense on other intangibles for the remaining nine months of fiscal year ending July 31, 2007 and the next four years thereafter is as follows (dollars in thousands):

Years Ending July 31:	Amount
2007	$402
2008	370
2009	328
2010	318
2011	303
Amortization expense for the three months ended October 29, 2006 was $136,681.
Pledged assets; short and long-term debt (excluding revenue bonds payable)
     Short-term debt as of October 29, 2006 and July 31, 2006 consisted of the following:
     Revolving Credit Facilities: Under a revolving credit facility, the Company may borrow up to $5.5 million with a graduated interest rate starting at LIBOR plus 2.25 percent and adjusting each quarter based upon the Company’s leverage ratio. Borrowings under this facility at October 29, 2006 and July 31, 2006 were $3.6 million and $2.6 million, respectively. Outstanding amounts are collateralized by Synergetics’ receivables and inventory. This credit facility is scheduled to expire on December 1, 2007. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 29, 2006, the Company’s leverage ratio was 1.68 times and the minimum fixed charge coverage ratio was 2.4 times. On December 8, 2006, the aggregate amount available under the revolving credit facility was increased to $7.5 million from $5.5 million.
     Equipment Line of Credit: Under this credit facility, Synergetics may borrow up to $1.0 million, with interest at the bank’s prime lending rate. Outstanding amounts are secured by the purchased equipment. In October 2006, the Company signed a long-term loan agreement under one new bank note in the principal amount of $918,925. The Company will make principal payments of $19,173 plus interest, on a monthly basis. The effective interest rate for this note is 8.25 percent. Final payment is due on November 14, 2010. The equipment line of credit facility of $1.0 million was also renewed as of this date and expires on October 31, 2007.
     Long-term debt as of October 29, 2006 and July 31, 2006 consisted of the following (dollars in thousands):

	October 29,	July 31,
	2006	2006
Note payable to bank, due in monthly principal installments of $1,139 plus interest at prime rate plus 1% (an effective rate of 8.25% as of October 29, 2006), remaining balance due September 2007, collateralized by a second deed of trust	$161	$165
Note payable, due in monthly installments of $509, including interest at 4.9%, remaining balance due May 2008, collateralized by a vehicle	7	9
Note payable to bank, due in monthly principal installments of $39,642 beginning November 2005 plus interest at a rate of 6.75%, remaining balance due September 30, 2008, collateralized by substantially all assets of the Company	912	1,031
Note payable to bank, due in monthly installments of $19,173 beginning December 2006 plus interest at a rate of 8.25%, remaining balance due on November 14, 2010, collateralized by substantially all assets of the Company	919	—
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00%, remaining balance of $3,357,984, including contractual interest payments, due December 2011, collateralized by the Malis® trademark	2,862	2,977

	4,861	4,182
Less current maturities	1,185	967

Long-term portion	$3,676	$3,215

Note 7. Related Party Transactions
     Notes receivable, officer-stockholder represents various loans made during and before 2001 to a principal stockholder, director and officer of the Company. The notes bear interest at rates of 4.83 percent to 6.97 percent and are payable in either quarterly installments of $3,525 or annual installments of $14,100 until the principal and accrued interest have been repaid. The notes are collateralized by 5,833 shares of the Company’s common stock. At October 29, 2006, notes receivable, officer-stockholder totaled $16,443 and all amounts are current.

Note 8. Commitments and Contingencies
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
     On October 19, 2005, IRIDEX Corporation (“IRIDEX”) filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement. This suit is captioned IRIDEX Corporation v. Synergetics USA, Inc., Case No. 4:05CV1916CDP. On November 2, 2006, IRIDEX amended the complaint to add Synergetics. IRIDEX filed suit against the Company and Synergetics for infringement of the IRIDEX Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding.” IRIDEX alleges that Synergetics’ Quick Disconnect Laser Probes and adapter infringe its patent. It seeks damages, including treble damages, and injunctive relief. On November 10, 2006, the Defendants answered the amended complaint and asked the court to declare that Synergetics’ products do not infringe the IRIDEX patent. In addition, Synergetics countersued IRIDEX, alleging that it engaged in false advertising, commercial disparagement, trade libel, injurious falsehood and unfair competition under the Federal Lanham Act and applicable Missouri common law. The counterclaim also includes a count of defamation. These claims primarily relate to alleged false or misleading statements and publications by IRIDEX and its representatives with respect to Synergetics’ laser adapters and laser probes. Litigation in this matter is ongoing. The Company’s core liability defenses include non-infringement of the Quick Disconnect adapter, invalidity of the IRIDEX patent in light of the Laserscope patent which may be considered prior art, estoppel and written description. The Company’s damage limiting defenses include laches, the doctrine of repair and reconstruction and reasonable royalty rate. The case is expected to come to trial in April 2007. Although the Company believes it has strong defenses, management is not able at this time to predict the ultimate effect of this litigation, if any, on the Company’s financial position, results of operations, or cash flows.
     On January 10, 2006, Synergetics filed a suit in the United States District Court, Eastern District of Pennsylvania against Innovatech Surgical, Inc. (“Innovatech”) and Peregrine Surgical Ltd. (“Peregrine”) for infringement of U.S. Patent No. 6,984,230, and on April 25, 2006 the Court permitted Synergetics to amend its complaint to add IRIDEX, as well. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd., et al., Case No. 2:06-cv-00107. The suit arises out of the Defendants’ sale, use and manufacture of a laser probe that is alleged to infringe Synergetics’ patent. Synergetics seeks damages and injunctive relief in this action. Innovatech and Peregrine have asserted by way of affirmative defenses or counterclaims, inter alia, that they do not infringe the patent, that the patent in suit is invalid, and that Synergetics engaged in inequitable conduct rendering the patent unenforceable. Innovatech also counterclaimed for alleged violations of the Lanham Act, 15 U.S.C. § 1125. Moreover, Innovatech has moved to add the Company as a party to the case, and to add a counterclaim for violation of the Sherman Act, 15 U.S.C. § 1 and § 2. Synergetics does not believe the patent is invalid, or that it engaged in inequitable conduct or conduct that violated the Lanham Act or Sherman Act, and intends to vigorously prosecute this litigation.
     Various other claims, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, after consulting with legal counsel, resolution of these matters is not expected to have a material adverse effect on the accompanying financial statements.
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
Note 9. Segment Information
     In conjunction with the merger described in Note 3, the Company operates primarily in two distinct business segments which are distinguishable by the nature of the types of products sold. Certain financial information from continuing operations for these reportable segments is shown in the following table (dollars in thousands).

	Synergetics	Synergetics East	Consolidated
	Three Months Ended October 29, 2006
Net sales	$8,201	$1,705	$9,906
Operating income	429	289	718
Identifiable assets	32,429	20,111	52,540

	Three Months Ended October 27, 2005
Net sales	$6,391	$756	*	$7,147
Operating income	656	105	*	760
Identifiable assets	20,386	24,288		44,674

*	For the period September 22, 2005 through October 27, 2005.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended July 31, 2006.
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
Overview
     Synergetics USA, Inc. (“Synergetics USA” or “Company”) is a Delaware corporation incorporated on June 2, 2005 in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”). Synergetics was founded in 1991. Valley Forge was incorporated in 1980 and became a publicly-held company in November 1989. Prior to the merger of Synergetics and Valley Forge, Valley Forge’s common stock was listed on The Nasdaq Small Cap Market (now known as The Nasdaq Capital Market) and the Boston Stock Exchange under the ticker symbol “VLFG.” On September 21, 2005, Synergetics Acquisition Corporation, a wholly-owned Missouri subsidiary of Valley Forge, merged with and into Synergetics, and Synergetics thereby became a wholly-owned subsidiary of Valley Forge. On September 22, 2005, Valley Forge reincorporated from a Pennsylvania corporation to a Delaware corporation and changed its name to Synergetics USA, Inc. Upon consummation of the merger, the Company’s securities began trading on The Nasdaq Capital Market under the ticker symbol “SURG,” and its shares were voluntarily delisted from the Boston Stock Exchange.
     The Company designs, manufactures and markets precision-engineered, microsurgical instruments, capital equipment and devices primarily for use in vitreoretinal surgery and neurosurgical applications. Its products are designed and manufactured to support micro or minimally invasive surgical procedures. In addition, it also designs and manufactures disposable and non-disposable supplies and accessories for use with these products. Prior to the merger, Synergetics operated on a fiscal year ending July 31 and Valley Forge operated on a fiscal year ending September 30. The Company has adopted Synergetics’ fiscal year end.
     The Company operates in two business segments – the Synergetics segment and the Synergetics East. The Synergetics segment includes revenue and operating expenses associated with the sales of ophthalmic and neurosurgical instruments and the Sonopet Omni® (“Omni®”) ultrasonic aspirators. The Synergetics East segment includes revenue and operating expenses associated with the sales of bipolar electrosurgical generators including the Malis® AdvantageTM. The financial results of Valley Forge for the fiscal quarter ended October 27, 2005 have been included from September 22, 2005 through October 27, 2005. For information with regard to net sales, income from operations and identifiable assets attributable to each of our business segments, see our Notes to Unaudited Condensed Consolidated Financial Statements.

     Revenues from our ophthalmic products constituted 53.7 percent and 59.4 percent of our total revenues for the fiscal quarter ended October 29, 2006 and for the fiscal year ended July 31, 2006, respectively. Revenues from our neurosurgical products represented 38.0% and 33.6% for the fiscal quarter ended October 29, 2006 and for the fiscal year ended July 31, 2006, respectively. In addition, other revenue from our pain control management, dental and ear, nose and throat (“ENT”) products was 8.3% and 7.0% of our total revenues for the fiscal quarter ended October 29, 2006 and for the fiscal year ended July 31, 2006, respectively. We expect that the relative revenue contribution of our neurosurgical products will continue to rise in 2007 as a result of our continued efforts to expand our neurosurgical product line. International revenues of $1.9 million constituted 18.9% of our total revenues for the fiscal quarter ended October 29, 2006. We expect that the relative revenue contribution of our international sales will rise in 2007 as a result of our continued efforts to expand our international distribution and our expanded neurosurgical product offerings including the Omni® ultrasonic aspirator and the Malis® AdvantageTM. On October 12, 2006, the Company announced that it had begun to ship the Malis® AdvantageTM units. The Company successfully completed electromagnetic compatibility and safety testing required to sell the units in the United States and the European Union.
     The Company is currently the exclusive distributor of the Omni® ultrasonic aspirator used for tumor removal, bone removal and resection. Until December 1, 2005, our exclusive distribution territory consisted of the United States and Canada. Beginning December 1, 2005, in addition to the territories of the United States and Canada, we also have exclusive distribution rights to the territories of Australia and New Zealand, most of Europe with the exception of Spain and Portugal, Latin America and the northern part of South America. During the second quarter of 2006, the manufacturer of the Omni®’s regulatory auditors recommended that its CE mark (“Conformity European” which is a means to demonstrate compliance with a series of medical device directives in the European countries) be extended to the Omni®. Therefore, the Company has the ability to market the Omni® and accessories in the European Union and other countries that accept the CE certification. In addition to our efforts to expand the installed base of Omni® units, we are working to expand our disposables and follow-on product offerings. Working jointly with leading neurosurgeons, we have developed, are in the process of obtaining patents for and are manufacturing, proprietary disposable ultrasonic tips and tubing sets for use with the Omni® ultrasonic aspirator. We expect these new offerings will expand and enhance the Omni® product category.
     We anticipate that the Company is strategically positioned for future growth of our neurosurgical product line, and we expect that the relative revenue contribution of our neurosurgical products will rise in fiscal 2007.
New Product Sales
     The Company’s business strategy has been, and is expected to continue to be, the development and marketing of new technologies for the ophthalmic surgery and neurosurgery markets. New products, which management defines as products introduced within the prior 24-month period, accounted for approximately 12.2 percent of total sales for the Company on a consolidated basis for the three months ended October 29, 2006, approximately $1.2 million. For the three months ended October 27, 2005, new products accounted for approximately 26.8 percent of total net sales for Synergetics, or approximately $1.9 million. Our past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by the Company. Since August 1, 2006, the Company has introduced 22 new products to the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.
Growth in Minimally Invasive Surgery Procedures
     Minimally invasive surgery is surgery performed without making a major incision or opening. Minimally invasive surgery generally results in increased savings to the health care system, less trauma for the patient, less likelihood of complications related to the incision and a shorter recovery time. A growing number of surgical procedures are performed using minimally invasive techniques, creating a multi-million dollar market for the specialized devices used in the procedures. The Company has benefited from the overall growth in this market and expects to continue to benefit as it introduces additional new and improved technologies targeting this market, such as its 23 and 25 gauge instrumentation and PhotonTM II gas-arc light source for the ophthalmic surgical market and our new electrosurgical generator, the Malis® AdvantageTM.
Demand Trends
     Volume and mix improvements contributed to the majority of the sales growth for the Company. Ophthalmic and neurosurgical procedures volume on a global basis continues to grow at an estimated 5% growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in procedures volume continues to positively impact the Company’s sales growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgery market.
Pricing Trends
     Through its strategy of delivering new and higher quality technologies, the Company has been generally able to maintain the average selling prices for its products in the face of downward pricing pressure in the healthcare industry.
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
Results Overview
     During the fiscal quarter ended October 29, 2006, we had net sales of $9.9 million, which generated $6.2 million in gross profit, operating income of $718,000 and net income of $377,000, or $0.02 earnings per share. During the three months ended October 27, 2005, we had net sales of $7.1 million, which generated $4.8 million in gross profit, operating income of $760,000 and net income of $486,000, or $0.04 earnings per share. The financial results of Valley Forge and the shares issued in the reverse merger have only been included from the day following the date of the consummation of the merger through the end of the three months ended October 27, 2005. The Company had $218,000 in cash and $12.8 million in interest-bearing debt and revenue bonds as of October 29, 2006. For the three months ended October 29, 2006, we used $1.1 million in cash to fund operations and $133,000 in investment activities, partially offset by $935,000 provided by financing activities. We anticipate that cash flows from operations, together with available borrowings under our existing credit facilities, will be sufficient to meet our working capital, capital expenditure and debt service needs for the next twelve months. If investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow it to obtain additional capital, if necessary.
Our Business Strategy
     Our goal is to become a global leader in the development, manufacture and marketing of precision-engineered, microsurgical instruments, capital equipment and devices for use in vitreoretinal surgery and neurosurgical applications and to grow our product lines in other specialty surgical markets. We are taking the following steps toward achieving our goal:
•	Introducing new technology that can be easily differentiated from our competition;

•	Identifying microsurgical niches that may offer the prospect for substantial growth and higher profit margins;

•	Accelerating our international (including Canada) growth;

•	Utilizing the breadth and depth of knowledge, experience and resources in our research and development department;

•	Branding and marketing a substantial portion of our neurosurgical products with the Malis® trademark;

•	Continuing to develop our distribution channels including the expansion of our domestic ophthalmic sales force and development of an international direct ophthalmic sales force;

•	Continuing to grow our disposables revenue stream;

•	Introducing the Malis® AdvantageTM, the newest multifunctional bipolar electrosurgical generator, into neurosurgery;

•	Expanding the Malis® AdvantageTM, into other surgical markets;

•	Expanding the use of the Omni®, our ultrasonic aspirator, into other surgical markets such as the neurospine and the ENT markets; and

•	Exploring opportunities for growth through strategic partnering with other companies, such as our current relationships with Codman & Shurtleff, Inc. (“Codman”), an affiliate of Johnson & Johnson, Stryker Corporation (“Stryker”), and Quantel Medical of France (“Quantel”).
Results of Operations
     The merger of Synergetics and Valley Forge was accounted for as a reverse merger, and as such, the Company is reporting the financial results of Synergetics as the accounting acquiror in the merger, together with the financial results of Valley Forge for the period September 22, 2005 through October 27, 2005. As a result, management’s discussion and analysis of financial condition and results of operations for the periods set forth below reflects the effect of the combination of Synergetics and Valley Forge (now Synergetics East), which was consummated on September 21, 2005. Also, in conjunction with the merger, we started to operate in two distinct business segments based on the types of products sold. The Synergetics segment includes our ophthalmic and neurosurgical instruments and Omni® ultrasonic aspirators. The Synergetics East segment is primarily comprised of our bipolar electrosurgical generators.
Three Month Period Ended October 29, 2006 Compared to Three Month Period Ended October 27, 2005
Net Sales
     The following table presents net sales by segment (dollars in thousands):

	Quarter Ended October*		% Increase
	2007	2006**	(Decrease)
Synergetics:
Ophthalmic	$5,306	$5,354	(0.9%)
Neurosurgery	2,895	1,037	179.2%
Synergetics East	1,705	756	125.5%

	$9,906	$7,147	38.6%

*	For fiscal 2007, this information is for the quarter ended October 29, 2006, and for fiscal 2006, the quarter ended October 27, 2005.

**	For fiscal 2006, this tabular information reflects the net sales of Synergetics East from September 22, 2005 through October 27, 2005.
     Ophthalmic sales were essentially flat from first quarter of fiscal 2006. Although sales in selected areas grew effectively, disruption of distribution in a major European market adversely affected the overall sales numbers. The domestic sales organization has undergone a recent restructuring, adding a few management positions as well as territory managers. Anticipated sales of the PhotonTM II were not accomplished due to development delays which caused the product to arrive approximately one quarter late to market. Additionally, anticipated sales of the VitraTM laser were not achieved due to the unavailability of demonstration units.
     A solution to Synergetics’ European distribution issue has been formulated and installed. Although it is anticipated that this solution will take a few quarters to fully reinstall, it is anticipated that the solution will result in a return to growth. At the beginning of the quarter, Synergetics’ domestic ophthalmology had seven of nineteen open sales territories. At the end of the quarter, two remained open. The PhotonTM II and the VitraTM laser are now readily available.
     When comparing neurosurgery net sales of Synergetics during the first fiscal quarter of 2007 to the first fiscal quarter of 2006, 2007 sales are 179.2 percent greater than 2006 sales, primarily attributable to the sales in the core technology area of power ultrasonic aspirators and related disposables. When comparing Synergetics East’s net sales during the first fiscal quarter of 2007 to the first fiscal quarter of 2006, 2007 sales are 125.5 percent greater than 2006 sales. Synergetics East’s sales were up across all product lines. We expect that sales of products in these core neurosurgery technologies in the Synergetics and Synergetics East segments will continue to have a positive impact on net sales for the remainder of fiscal 2007. In addition, we anticipate that the positive effects of the Malis® AdvantageTM may begin to be reflected in operations in the second fiscal quarter of 2007.
     The following table presents national and international net sales (dollars in thousands):

	Quarter Ended October*
	2007	2006**	% Increase
United States — Synergetics	$6,333	$4,851	30.6%
United States — Synergetics East	1,705	756	125.5%
International — Synergetics (including Canada)	1,868	1,540	21.3%

	$9,906	$7,147	38.6%

*	For fiscal 2007, this information is for the quarter ended October 29, 2006, and for fiscal 2006, the quarter ended October 27, 2005.

**	For fiscal 2006, this tabular information reflects the net sales of Synergetics East from September 22, 2005 through October 27, 2005.

     Domestic and international sales growth were primarily attributable to the sales in the core technology areas of power ultrasonic aspirators and related disposables. The Omni® power ultrasonic aspirator received the CE mark during the second quarter of fiscal 2006, thus allowing the Company to begin selling these medical devices internationally in countries that accept the CE mark. In addition, we anticipate that the positive effects of the Malis® AdvantageTM and the addition of its CE mark may begin to be reflected in domestic and international operations in the second fiscal quarter of 2007.
Gross Profit
     Gross profit as a percentage of net sales was 62.1 percent in the first quarter of fiscal 2007 compared to 67.7 percent for the same period in fiscal 2006. Gross profit as a percentage of net sales from the first quarter of fiscal 2007 to the first quarter of fiscal 2006 decreased approximately five and a half percentage points, primarily due to the change in mix toward Synergetics’ neurosurgery sales, the fact that international neurosurgery sales were primarily demonstration units and additional costs experienced in manufacturing some of our new products.
Operating Expenses
     Research and development (“R&D”) as a percentage of net sales was 5.0 percent and 3.9 percent for the first quarter of fiscal 2007 and 2006, respectively. R&D costs increased to $496,000 in the first quarter of fiscal 2007 from $277,000 in the same period in fiscal 2006, reflecting an increase in spending on active projects focused on areas of strategic significance. Synergetics’ pipeline included approximately 40 active, major projects in various stages of completion as of October 29, 2006. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company expects over the next few years to invest in R&D at a rate ranging from approximately 4.0 percent to 6.0 percent of net sales.
     Selling, general and administrative expenses (“SG&A”) increased by $1,135,000 to $4,937,000 during the first quarter of fiscal 2007 as compared to $3,802,000 during the first quarter of fiscal 2006. However, the percentage of SG&A to net sales decreased from 53.2 percent for the first quarter of fiscal 2006 to 49.8 percent for the first quarter of fiscal 2007, as sales rose more quickly than SG&A expenditures. Selling expenses, which consist of salaries and commissions, the largest component of SG&A, increased approximately $210,000 to $2.6 million, or 26.2 percent of net sales, for the first quarter of fiscal 2007, compared to $2.4 million, or 33.6 percent of net sales, for the first quarter of fiscal 2006. General and administrative headcount increased approximately 21.0 percent from the first quarter of fiscal 2006, which resulted in an increase in other costs of approximately $278,000 in the first quarter of fiscal 2007, as compared to the first quarter of fiscal 2006. In addition to the internal costs associated with the Company’s Sarbanes-Oxley compliance efforts, the Company also recorded approximately $230,000 in external audit and consulting expense. Also, Synergetics East’s SG&A expenses increased approximately 80% for the fiscal quarter ended October 29, 2006, which represents a full quarter of expenses as compared to the comparable quarter of last year which was for the period September 22, 2005 through October 27, 2005.
Other Expense
     Other expenses for the first quarter of fiscal 2007 increased 550.0 percent to $156,000 from $24,000 for the first quarter of fiscal 2006. The increase was due primarily to increased interest expense on the note payable to the estate of Dr. Malis and increased borrowings on the working capital line due to working capital needs during the first quarter of fiscal 2007.
Operating Income, Income Taxes and Net Income
     Operating income for the first quarter of fiscal 2007 decreased approximately 5.5 percent to $718,000 from $760,000 in the comparable 2006 fiscal period. The decrease in operating income was primarily the result of a 5.6 percentage point decrease in gross profit margin on 38.6 percent more net sales, an increase in R&D costs and an increase in SG&A expenses.
     Synergetics’ effective tax rate was 33.0 percent for the first fiscal quarter of 2007, as compared to 34.0 percent for the first fiscal quarter of 2006. The decrease was due to the decrease in taxable income causing the Company’s manufacturing credit to be a greater percentage deduction from taxable income.
     Net income decreased by $109,000 to $377,000, or 22.4 percent, from $486,000 for the first quarter of fiscal 2007, as compared to the same 2006 period. Basic and diluted earnings per share for the first quarter of fiscal 2007 decreased to $0.02, from $0.04 for the first quarter of fiscal 2006. The decrease in earnings per share primarily was the result of issuing 15,960,648 shares in the merger of Synergetics and Valley Forge in the first quarter of fiscal 2006. These shares were counted as outstanding for the full 63 business days during the first fiscal quarter of 2007. Basic weighted average shares outstanding increased from 11,825,344 to 24,210,680.
Segment Reporting
     In conjunction with the reverse merger, the Company now operates in two business segments – the Synergetics segment and the Synergetics East segment. The Synergetics segment includes revenues and operating expenses associated with the sales of ophthalmic and neurosurgical instruments and Omni® ultrasonic aspirators. The Synergetics East segment includes revenue and operating expenses associated with the sales of bipolar electrosurgical generators. The financial results of Synergetics East have been included in fiscal 2006 operations from September 22, 2005 until October 27, 2005.
     The Synergetics segment generated net sales of $8.2 million, an increase of $1.8 million or 28.3 percent as compared to the first quarter of fiscal 2006, Net sales growth was led by sales of products in Synergetics’ core technology areas of power ultrasonic aspirators and disposables. Operating income for the segment decreased $227,000 for the quarter ended October 29, 2006, from $656,000 to $429,000. The decrease in operating income was primarily the result of a decrease in gross profit margin and additional R&D and SG&A expenses for the first quarter of fiscal 2007, as compared to the first quarter of fiscal 2006. The Synergetics East segment generated net sales of $1.7 million, an increase of $949,000 or 125.5 percent, as compared to the first quarter of fiscal 2006. Net sales growth for the quarter ended October 29, 2006 was across all product lines. Operating income for the first quarter of fiscal 2007 for the segment increased $184,000 over the comparable fiscal 2006 period, primarily as a result of Codman royalty payments, which were not required in the previous fiscal year. Synergetics East’s two significant customers are Codman, who represents 58.7 percent of its net sales for the first quarter of fiscal 2007, and Stryker, who represents 33.8 percent of Synergetics East’s net sales.
Liquidity and Capital Resources
     The Company had $218,000 in cash and total interest-bearing debt and revenue bonds payable of $12.8 million as of October 29, 2006.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At October 29, 2006, the Company had 63 days of sales outstanding for the three month period ending October 29, 2006 (annualized) in accounts receivable, unfavorable to July 31, 2006 by five days. The Company utilized the three month period as it included a full reporting period of sales from the merged companies. The unfavorable comparison to July 31, 2006 was due to a decrease from the quarter ended July 31, 2006 in sales of 8.1 percent from the fiscal quarter ended July 31, 2006.
     At October 29, 2006, the Company had 360 days sales in inventory on hand, unfavorable to July 31, 2006 by 97 days. The 360 days sales in inventory on hand at October 29, 2006 is high based on the Company’s anticipated levels of 250 to 275 days sales. The Company utilized the three month period as it included a full reporting period of sales from the merged companies. The unfavorable comparison to July 31, 2006 was due to a decrease from the quarter ended July 31, 2006 in cost of goods sold of 11.9 percent from the fiscal quarter ended July 31, 2006. Management believes it needs to keep adding new products into inventory in amounts necessary to support future sales growth.
     Cash flows used in operating activities were $1,141,000 for the three months ended October 29, 2006, compared to cash flows used in operating activities of $626,000 for the comparable fiscal 2006 period. The increase in cash used of $515,000 was attributable to net usage increase applicable to accounts payable and accrued expenses of $688,000 and inventories of $179,000. Inventories build-up was to support such sales growth. The inventory build-up was supported by increases in accounts payable and accrued expenses. Such increases were supplemented by cash provided by lower net income of approximately $109,000. These usages of cash were partially offset by net sources from accounts receivable of $91,000 and other net working capital and other adjustment components of approximately $370,000 for the first quarter of fiscal 2007.
     Cash flows used in investing activities was $133,000 for the three months ended October 29, 2006, compared to cash provided by investing activities of $70,000 for the comparable fiscal 2006 period. During the three months ended October 29, 2006, the Company paid $112,000 in cash for the acquisition of patents, compared to $8,000 for the comparable 2006 period. Cash additions to property and equipment during the three months ended October 29, 2006 were $75,000, compared to $1,451,000 for the first three months of fiscal 2006. Increases in cash additions in fiscal 2006 to property and equipment were primarily to support sales growth, new product launches and the facility expansion at the Company’s manufacturing facility in O’Fallon, Missouri. Cash acquired through the reverse merger with Valley Forge was $2,024,000 in fiscal 2006. In addition, the Company sold $50,000 in trading security during the three months ended October 29, 2006 and the Company paid acquisition costs in connection with such reverse merger of $498,000 during the three months ended October 27, 2005. Other net sources of cash provided by investing activities was $4,000.
     Cash flows provided by financing activities were $935,000 for the three months ended October 29, 2006, compared to cash used in financing activities of $168,000 for the three months ended October 27, 2005. The increase of $1,103,000 was applicable primarily to net increased borrowings on the lines-of-credit of $318,000, proceeds from long-term debt of $804,000 and lower quarterly principal payments of $45,000 on the note payable to the estate of the late Dr. Leonard I. Malis for the acquisition of the Malis® trademark during first quarter of fiscal 2007. These increases were offset by additional quarterly payments on long-term debt and revenue bonds payable of $57,000 and a $7,000 change in proceeds from the exercise of stock options during first quarter of fiscal 2007.
     The Company had the following committed financing arrangements as of October 29, 2006:
     Revolving Credit Facility: Under the Company’s revolving credit facility, the Company could borrow up to $5.5 million at a graduated interest rate starting at LIBOR plus 2.25 percent and adjusting each quarter based upon our leverage ratio. Borrowings under this facility at October 29, 2006 were $3,649,000. Outstanding amounts are collateralized by Synergetics’ receivables and inventory. This credit facility expires on December 1, 2007. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. On December 8, 2006, the aggregate amount available under the revolving credit facility was increased to $7.5 million from $5.5 million.
     Equipment Line of Credit: Under this credit facility, Synergetics may borrow up to $1.0 million, at an interest rate of the lender’s prime lending rate. Outstanding amounts are secured by the equipment purchased under this line. The effective interest rate for this note is 8.25 percent. Borrowings under this facility at October 29, 2006 were $919,000. Subsequent to the end of the first quarter of fiscal 2007, the amount of the equipment line of credit was transferred to a long-term note payable. Starting in December 2006, the Company will make principal payments of approximately $20,000 plus accrued interest for the next 48 months. In addition, the line of credit was renewed at $1.0 million and will expire October 31, 2007.
     Management believes that cash flows from operations, together with available borrowing under its existing credit facilities will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months. If investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow it to obtain additional capital, if necessary.
Critical Accounting Policies
     The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2006. In the first three months of fiscal 2007, there were no changes to the significant accounting policies.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     At October 29, 2006, the Company had a revolving credit facility and an equipment line of credit facility in place. The Company’s revolving credit facility had an outstanding balance of $3,649,000 at October 29, 2006 and its equipment line of credit facility had an outstanding balance of $919,000 at October 29, 2006. The equipment line of credit facility bears interest at the bank’s prime lending rate. The revolving credit facility bears interest at LIBOR plus 2.25 percent adjusting each quarter based upon the Company’s leverage ratio. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense will increase by approximately $91,000 for fiscal year ending July 31, 2007. The Company does not perform any interest rate hedging activities related to its credit facilities.
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

Item 4 — Controls and Procedures
     We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of October 29, 2006. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of October 29, 2006, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
     During the three months ended October 29, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1 — Legal Proceedings
     On February 11, 2004, Synergetics, the Company’s wholly-owned subsidiary, filed an action against two ex-employees, in which Synergetics alleged that the Defendants, among other things, misappropriated trade secrets, intentionally interfered with Synergetics’ business relationships, and breached confidentiality contracts. Synergetics subsequently amended the complaint to add claims of fraud and breach of fiduciary duty. The suit was brought in the United States District Court, Eastern District of Missouri and was captioned Synergetics, Inc. v. Charles Richard Hurst, Jr. and Michael McGowan, Case No. 4:04-CV-318DDN. On August 10, 2005, Defendants answered and filed counterclaims alleging tortious interference with business relationships and seeking a declaration that Defendants had not misappropriated any confidential information or trade secrets of Synergetics. After the Court transferred Defendants’ counterclaim for tortious interference to New Jersey (where it was subsequently dismissed by Defendants), trial began on September 12, 2005, and on September 20, 2005 the jury returned a verdict in favor of Synergetics. On December 9, 2005, the Court, consistent with the jury’s findings, entered the judgment awarding Synergetics $1,759,165 in compensatory damages against Defendants, and $293,194 in punitive damages against Hurst and $293,194 in punitive damages against McGowan. The Court also granted Synergetics certain injunctive relief against Defendants and awarded costs from the litigation in the amount of $22,264. On January 9, 2006, Defendants filed a notice of appeal. The Court’s ruling on the appeal is pending. Synergetics has commenced collection efforts against the Defendants.
     On October 21, 2004, Synergetics filed suit in the United States District Court, Eastern District of Pennsylvania against Hurst and McGowan’s company, Innovatech Surgical, Inc. (“Innovatech”), and its manufacturer, Peregrine Surgical, Ltd. (“Peregrine”) for patent infringement, in a suit captioned Synergetics, Inc. v. Peregrine Surgical, Ltd., and Innovatech Surgical, Inc., Case No. 4:04-CV-4939. Prior to trial, in June 2006 the parties reached a court approved settlement agreement which was finalized on August 7, 2006. The terms of the settlement agreement include Peregrine paying Synergetics $350,000 and Peregrine and Innovatech agreeing to no longer use, manufacture or sell this technology. The $350,000 was paid in August 2006.
     On October 19, 2005, IRIDEX Corporation (“IRIDEX”) filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement. This suit is captioned IRIDEX Corporation v. Synergetics USA, Inc., Case No. 4:05CV1916CDP. On November 2, 2006, IRIDEX amended the complaint to add Synergetics. IRIDEX filed suit against the Company and Synergetics for infringement of the IRIDEX Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding.” IRIDEX alleges that Synergetics’ Quick Disconnect Laser Probes and adapter infringe its patent. It seeks damages, including treble damages, and injunctive relief. On November 10, 2006, the Defendants answered the amended complaint and asked the court to declare that Synergetics’ products do not infringe the IRIDEX patent. In addition, Synergetics countersued IRIDEX, alleging that it engaged in false advertising, commercial disparagement, trade libel, injurious falsehood and unfair competition under the Federal Lanham Act and applicable Missouri common law. The counterclaim also includes a count of defamation. These claims primarily relate to alleged false or misleading statements and publications by IRIDEX and its representatives with respect to Synergetics’ laser adapters and laser probes. Litigation in this matter is ongoing. The Company’s core liability defenses include non-infringement of the Quick Disconnect adapter, invalidity of the IRIDEX patent in light of the Laserscope patent which may be considered prior art, estoppel and written description. The Company’s damage limiting defenses include laches, the doctrine of repair and reconstruction and reasonable royalty rate. The case is expected to come to trial in April 2007.
     On January 10, 2006, Synergetics filed a suit in the United States District Court, Eastern District of Pennsylvania against Innovatech and Peregrine for infringement of U.S. Patent No. 6,984,230, and on April 25, 2006 the Court permitted Synergetics to amend its complaint to add IRIDEX as well. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd., et al., Case No. 2:06-cv-00107. The suit arises out of the Defendants’ sale, use and manufacture of a laser probe that is alleged to infringe Synergetics’ patent. Synergetics seeks damages and injunctive relief in this action. Innovatech and Peregrine have asserted by way of affirmative defenses or counterclaims, inter alia, that they do not infringe the patent, that the patent in suit is invalid, and that Synergetics engaged in inequitable conduct rendering the patent unenforceable. Innovatech also counterclaims for alleged violations of the Lanham Act, 15 U.S.C. § 1125. Moreover, Innovatech has moved to add the Company as a party to the case, and to add a counterclaim for violation of the Sherman Act, 15 U.S.C. § 1 and § 2. Synergetics does not believe the patent is invalid, or that it engaged in inequitable conduct or conduct that violated the Lanham Act or Sherman Act, and intends to vigorously prosecute this litigation.
     On May 26, 2006, Peregrine filed suit in the United States District Court, Eastern District of Pennsylvania against the Company seeking a declaratory judgment of non-infringement of the Synergetics Patent No. 5,921,998 (“the ‘998 patent”). The suit is captioned Peregrine Surgical, Ltd. v. Synergetics, Inc. and Synergetics USA, Inc., Case No. 2:06-cv-02237-RBS. On June 19, 2006, by amendment, Peregrine added Synergetics as a defendant. On August 17, 2006, the Company and Synergetics moved to dismiss on the grounds that the Court lacked jurisdiction because at the time of the complaint, there was no case or controversy. The Court’s ruling on this motion is pending.
     On November 8, 2006, Synergetics filed a suit against Peregrine in the United States District Court for the Eastern District of Missouri in case captioned, Synergetics, Inc. v. Peregrine Surgical Ltd., Case No. 4:06-cv-1632-DDN. Synergetics asserted infringement of the ‘998 patent and trade secret misappropriation. Peregrine has filed a motion for preliminary injunction in the Pennsylvania case (referenced above) to restrain Synergetics from proceeding with the Missouri case. Synergetics has opposed the motion and resolution of the motion by the court is pending.
     In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of October 29, 2006, the Company has no litigation reserve recorded.
Item 1A — Risk Factors
     The Company’s business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report of Form 10-K for the fiscal year ended July 31, 2006. In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the Annual Report.
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
Trademark Acknowledgements
Synergetics, the Synergetics’ logo, Malis, Omni, Bident and Finest Energy Source for Surgery are our registered trademarks. PHOTON, DualWave, COAG, Advantage, Microserrated, Microfiber, Solution, Tru-Micro, DDMS, Krypotonite, Diamond Black, Bullseye, Spetzler Claw, Spetzler Micro Claw, Spetzler Open Angle Micro Claw, Spetzler Barracuda, Spetzler Pineapple Axcess, Veritas and Bi-Safe product names are our trademarks. All other trademarks or tradenames appearing in the Form 10-Q are the property of their respective owners.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SYNERGETICS USA, INC. (Registrant)

December 8, 2006	/s/ Gregg D. Scheller

Gregg D. Scheller, President and Chief
Executive Officer (Principal Executive
Officer)

December 8, 2006	/s/ Pamela G. Boone

Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)