Form 10-Q
period 2007-01-30
SYNERGETICS USA INC
filed 2007-03-09
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of March 8, 2007 was 24,216,781 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of January 30, 2007 and July 31, 2006
(Dollars in thousands, except share data)

	January 30, 2007	July 31, 2006
Assets
Current Assets
Cash and cash equivalents	$636	$557
Investment in trading securities	—	50
Accounts receivable, net of allowance for doubtful accounts of approximately $205 and $179, respectively	7,267	6,807
Notes receivable, officer-stockholder	7	20
Income taxes receivable	660	513
Inventories	14,314	13,243
Prepaid expenses	501	422
Deferred income taxes	416	296
Other	16	—

Total current assets	23,817	21,908
Property and equipment, net	8,215	8,497
Goodwill	10,660	10,660
Other intangible assets, net	10,254	10,463
Deferred expenses	191	83
Cash value of life insurance	33	32

Total assets	$53,170	$51,643

Liabilities and Stockholders’ Equity
Current Liabilities
Lines-of-credit	$5,233	$3,330
Current maturities of long-term debt	1,211	967
Current maturities of revenue bonds payable	249	249
Accounts payable	1,702	2,255
Accrued expenses	1,646	2,503
Income taxes payable	36	—
Deferred revenue	2	6

Total current liabilities	10,079	9,310

Long-Term Liabilities
Long-term debt, less current maturities	3,372	3,215
Revenue bonds payable, less current maturities	4,015	4,140
Deferred income taxes	2,653	2,663
Deferred compensation	—	10

Total long-term liabilities	10,040	10,028

Total liabilities	20,119	19,338

Stockholders’ Equity
Common stock at January 30, 2007 and July 31, 2006, $.001 par value, 50,000,000 shares authorized; 24,216,781 and 24,206,970 shares issued and outstanding, respectively	24	24
Additional paid-in capital	23,986	23,798
Retained earnings	9,041	8,483

Total stockholders’ equity	33,051	32,305

Total liabilities and stockholders’ equity	$53,170	$51,643

See Notes to Unaudited Condensed, Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
Three and Six Months Ended January 30, 2007 and January 30, 2006
(Dollars in thousands, except per share information)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 30, 2007	January 30, 2006	January 30, 2007	January 30, 2006
Sales	$11,353	$9,868	$21,259	$17,016
Cost of sales	4,975	3,734	8,678	6,042

Gross profit	6,378	6,134	12,581	10,973

Operating expenses
Research and development	640	417	1,188	694
Selling, general and administrative	5,556	4,261	10,493	8,063

	6,196	4,678	11,681	8,757

Operating income	182	1,456	900	2,217

Other income (expense)
Interest income	—	6	1	18
Interest expense	(243)	(162)	(409)	(197)
Miscellaneous	—	—	9	—

	(243)	(156)	(399)	(180)

Income before provision for income taxes	(61)	1,300	501	2,036
Provision for income taxes	23	442	209	692
Provision for re-enactment of the research and experimentation credit	(266)	—	(266)	—

	(243)	442	(57)	692

Net income	$182	$858	$558	$1,344

Earnings per share:
Basic	$0.01	$0.04	$0.02	$0.08

Diluted	$0.01	$0.04	$0.02	$0.08

Basic weighted average common shares outstanding	24,214,322	23,934,251	24,212,531	17,196,651

Diluted weighted average common shares outstanding	24,410,302	24,148,395	24,412,642	17,413,406

See Notes to Unaudited Condensed, Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended January 30, 2007 and January 30, 2006
(Dollars in thousands)

	Six Months Ended	Six Months Ended
	January 30, 2007	January 30, 2006
Cash Flows from Operating Activities
Net income	$558	$1,344
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	716	613
Provision for doubtful accounts receivable	26	(34)
Stock-based compensation	188	447
Deferred income taxes	(130)	—
Change in assets and liabilities, net of fiscal year 2006 acquisition of Valley Forge:
(Increase) decrease in:
Receivables, net	(487)	(1,722)
Inventories	(1,071)	(2,206)
Prepaid expenses	(79)	(145)
Other current assets	(162)	(26)
(Decrease) increase in:
Accounts payable	(553)	672
Accrued expenses and other liabilities	(872)	67
Income taxes payable	36	(48)

Net cash used in operating activities	(1,830)	(1,038)

Cash Flows from Investing Activities
Net decrease in notes receivable, officer-stockholder	13	7
Purchase of property and equipment	(157)	(2,282)
Acquisition of patents and other intangibles	(177)	(61)
Cash paid for reverse merger costs	—	(515)
Cash acquired through reverse merger	—	2,024
Sales of trading securities	50	(11)

Net cash used in investing activities	(271)	(838)

Cash Flows from Financing Activities
Net borrowings on lines-of-credit	1,903	387
Principal payments on revenue bonds payable	(124)	(124)
Proceeds from long-term debt	919	1,427
Principal payments on long-term debt	(286)	(914)
Payments on debt incurred for acquisition of trademark	(232)	(270)
Proceeds from the exercise of stock options	—	103

Net cash provided by financing activities	2,180	609

Net increase (decrease) in cash and cash equivalents	79	(1,267)
Cash and cash equivalents
Beginning	557	1,817

Ending	$636	$550

See Notes to Unaudited Condensed, Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular information reflects dollars in thousands, except share and per share information)
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
     Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods, the Company uses a 21 business day per month reporting cycle. As such, the information presented in the Form 10-Q is for the three month and six month periods October 30, 2006 through January 30, 2007, August 1, 2006 through January 30, 2007, October 28, 2005 through January 30, 2006 and August 1, 2005 through January 30, 2006, respectively. As such, the three month period contains 63 business days and the six month period contains 126 business days.
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2006, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 16, 2006 (the “Annual Report”).
Note 2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in the Annual Report. In the first six months of fiscal 2007, no significant accounting policies were changed with the exception of Segment Information as discussed below.
Reclassifications: Certain reclassifications have been made to the prior year financial statements and to the financial statements for the six months ended January 30, 2007 to conform with the current quarter presentation. Total assets, total liabilities and net income were not affected.
Segment information: Segment information has been changed and is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods.
During the second quarter, the Company eliminated the Synergetics and Synergetics East segments. Valley Forge Scientific, the former Synergetics East segment, has been fully integrated into Synergetics. This integration includes the sales of the Malis® AdvantageTM by the Synergetics’ neurosurgery sales force, the management of the two major Valley Forge customer relationships by the Synergetics’ marketing department and the assembly of the irrigation module at the O’Fallon, Missouri plant. This integration effort was designed to improve the alignment of strategies and objectives between neurosurgery sales, marketing and production; provide more timely and rational allocation of resources within the Company and focus on long-term planning efforts on key objectives and initiatives.

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

     The operations of Valley Forge have been consolidated from the acquisition date. The cost to acquire Valley Forge has been allocated to the Valley Forge assets acquired and liabilities assumed according to their estimated fair values. The allocation purchase price of $18,879,000, including Synergetics’ transaction costs, resulted in acquired goodwill of $10,660,000, which is not deductible for tax purposes.
     The unaudited pro forma results, assuming the reverse merger with Valley Forge had occurred at August 1, 2005, would have yielded the following results (dollars in thousands, except per share data):

Six Months
Ended
January 30, 2006
Net sales	$17,888
Net income	1,179
Basic earnings per share	0.05
Diluted earnings per share	0.05
     These pro forma results include adjustments to give effect to interest expense of the trademark-related debt and other purchase price adjustments. The pro forma results are not necessarily indicative of the operating results that would have occurred had the reverse merger been consummated as of August 1, 2005, nor are they necessarily indicative of future operating results.
Note 4. Distribution Agreements
     The Company sells a portion of its electrosurgical generators to a U.S. based national and international distributor as described below:
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
     Net sales to Codman amounted to approximately $1,590,000 for the three month period ended January 30, 2007, $1,367,000 for the three month period ended January 30, 2006, $3,315,000 for the six month period ended January 30, 2007 and $1,747,000 for the period from September 22, 2005 through January 30, 2006, respectively. This represented 14.0, 13.9, 15.6 and 10.3 percent of net sales for the three months ended January 30, 2007, and January 30, 2006 and for the six months ended January 30, 2007 and January 30, 2006, respectively.
Note 5. Stock-Based Compensation
Stock Option Plans
     The following table provides information about awards outstanding at January 30, 2007:

	Six Months Ended January 30, 2007
		Weighted-
		Average	Weighted-
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding, beginning of period	416,750	$1.98	$1.64
For the period from August 1, 2006 through January 30, 2007:
Granted	40,000	$3.77	$2.98
Forfeited	(4,590)	$(1.09)	$(0.91)
Exercised	—	$—	$—

Options outstanding, end of period	452,160	$2.15	$1.76

Options exercisable, end of period	399,375	$2.29	$1.88
     The 40,000 shares granted during the six months ended January 30, 2007 were the independent director’s options which vest immediately and therefore the Company recorded $119,200 of compensation expense with respect to these options. The fair value of options granted during the six months ended January 30, 2006 was determined at the date of the grant using a Black-Scholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	4.0%
Expected average life (in years)	10
Expected volatility	71.5%
Expected dividend yield	0%
The expected average risk-free rate is based on U.S. treasury yield curve. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of Synergetics USA, Inc.’s common stock. The expected dividend yield is based on historical information and management’s plan.
Restricted Stock Plans
     Under our 2001 Plan, our common stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five year vesting period or at the end of the fifth year. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the six months ended January 30, 2007, shares granted were 9,811 shares. Compensation expense related to these shares was $44,000. As of January 30, 2007, there was approximately $47,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted average period of five years.
Note 6: Supplemental Balance Sheets Information
Inventories (Dollars in thousands)

	January 30,	July 31,
	2007	2006
Raw material and component parts	$6,539	$5,614
Work-in-progress	2,626	2,493
Finished goods	5,149	5,136

	$14,314	$13,243

Property and equipment (Dollars in thousands)

	January 30,	July 31,
	2007	2006
Land	$730	$730
Building and improvements	5,419	5,340
Machinery and equipment	4,190	4,196
Furniture and fixtures	593	546
Software	114	105
Construction in process	43	—

	11,089	10,917
Less accumulated depreciation	2,874	2,420

	$8,215	$8,497

Other intangible assets (Dollars in thousands)
     Information regarding the Company’s other intangible assets is as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
	January 30, 2007
Patents	$967	$211	$756
Proprietary know-how	4,057	539	3,518
Licensing agreements	140	83	57
Trademark	5,923	—	5,923

	$11,087	$833	$10,254

	July 31, 2006
Patents	$915	$184	$731
Proprietary know-how	4,057	337	3,720
Licensing agreements	140	51	89
Trademark	5,923	—	5,923

	$11,035	$572	$10,463

     Goodwill of $10,660,000 is a result of the reverse merger transaction as described in Note 3 to the unaudited financial statements.
     Estimated amortization expense on other intangibles for the remaining six months of fiscal year ending July 31, 2007 and the next four years thereafter is as follows (dollars in thousands):

Years Ending July 31:	Amount

2007	$260
2008	358
2009	332
2010	305
2011	302

Amortization expense for the six months ended January 30, 2007 was $277,000.
Pledged assets; short and long-term debt (excluding revenue bonds payable)
     Short-term debt as of January 30, 2007 and July 31, 2006 consisted of the following:
     Revolving Credit Facilities: Under a revolving credit facility, the Company may borrow up to $7.5 million with a graduated interest rate starting at LIBOR plus 2.25 percent and adjusting each quarter based upon the Company’s leverage ratio. Borrowings under this facility at January 30, 2007 and July 31, 2006 were $5.2 million and $2.6 million, respectively. Outstanding amounts are collateralized by Synergetics’ receivables and inventory. This credit facility is scheduled to expire on December 1, 2007. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of January 30, 2007, the Company’s leverage ratio was 1.66 times and the minimum fixed charge coverage ratio was 1.49 times.
     Equipment Line of Credit: Under this credit facility, Synergetics may borrow up to $1.0 million, with interest at the bank’s prime lending rate. Outstanding amounts are secured by the purchased equipment. In October 2006, the Company signed a long-term loan agreement under one new bank note in the principal amount of $919,000. The Company will make principal payments of $19,173 plus interest, on a monthly basis. The effective interest rate for this note is 8.25 percent. Final payment is due on November 14, 2010. The equipment line of credit facility of $1.0 million was also renewed as of this date and borrowings under the facility at July 31, 2006 were $689,000. The entire amount of the facility is available at January 30, 2007. The facility expires on October 31, 2007.
     Long-term debt as of January 30, 2007 and July 31, 2006 consisted of the following (dollars in thousands):

	January 30,	July 31,
	2007	2006
Note payable to bank, due in monthly principal installments of $1,139 plus interest at prime rate plus 1% (an effective rate of 8.25% as of January 30, 2007), remaining balance due September 2007, collateralized by a second deed of trust	$158	$165
Note payable, due in monthly installments of $509, including interest at 4.9%, remaining balance due May 2008, collateralized by a vehicle	6	9
Note payable to bank, due in monthly principal installments of $39,642 beginning November 2005 plus interest at a rate of 6.75%, remaining balance due September 30, 2008, collateralized by substantially all assets of the Company	793	1,031
Note payable to bank, due in monthly installments of $19,173 beginning December 2006 plus interest at a rate of 8.25%, remaining balance due on November 14, 2010, collateralized by substantially all assets of the Company	881	—
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00%, remaining balance of $3,198,080, including contractual interest payments, due December 2011, collateralized by the Malis® trademark	2,745	2,977

	4,583	4,182
Less current maturities	1,211	967

Long-term portion	$3,372	$3,215

Note 7. Related Party Transactions
     Notes receivable, officer-stockholder represents various loans made during and before 2001 to a principal stockholder, director and officer of the Company. The notes bear interest at rates of 4.83 percent to 6.97 percent and are payable in either quarterly installments of $3,525 or annual installments of $14,100 until the principal and accrued interest have been repaid. The notes are collateralized by 5,833 shares of the Company’s common stock. At January 30, 2007, notes receivable, officer-stockholder totaled $7,111 and all amounts are current.

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
     On October 19, 2005, IRIDEX Corporation (“IRIDEX”) filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement. This suit is captioned IRIDEX Corporation v. Synergetics USA, Inc., Case No. 4:05CV1916CDP. On November 2, 2006, IRIDEX amended the complaint to add Synergetics. IRIDEX filed suit against the Company and Synergetics for infringement of the IRIDEX Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding” (“the ‘492 patent”). IRIDEX alleges that Synergetics’ Quick Disconnect Laser Probes and adapter infringe its patent. It seeks damages, including treble damages, and injunctive relief. On November 10, 2006, the Defendants answered the amended complaint and asked the court to declare that Synergetics’ products do not infringe the IRIDEX patent. In addition, Synergetics countersued IRIDEX, alleging that it engaged in false advertising, commercial disparagement, trade libel, injurious falsehood and unfair competition under the Federal Lanham Act and applicable Missouri common law. The counterclaim also includes a count of defamation. These claims primarily relate to alleged false or misleading statements and publications by IRIDEX and its representatives with respect to Synergetics’ laser adapters and laser probes. More recently, Synergetics moved to add claims that IRIDEX has engaged in violations of Section 2 of the Sherman Act and state law abuse of process by brining a lawsuit that it knew lacked merit. A ruling on whether these claims may be added to the present suit is pending.
     On January 31, 2007, the Court ruled on some of the various summary judgment motions filed by the parties. Specifically, the Court granted the Company’s motion for summary judgment ruling that it was not the alter ego of Synergetics and dismissing the Company from the litigation. The Court also granted IRIDEX’s motion for summary judgment holding that the doctrine of repair did not apply in this case to limit damages. The Court denied both parties’ motions relating to whether IRIDEX’s claims were limited or barred by the equitable doctrine of laches and estoppel, finding that material disputes of fact precluded a ruling at the summary judgment state. Instead, the Court ruled that these issues must go to trial.
     On February 27, 2007, the Court ruled on the parties’ infringement-related summary judgment motions. In that order, the Court found that Synergetics’ adapter/BNC connector system infringed some of the claims of the ‘492 patent and that IRIDEX was entitled to partial summary judgment. The Court also found that Synergetics was entitled to partial summary judgment because other asserted claims were not infringed and because its new connector system does not infringe the ‘492 patent either literally or under the doctrine of equivalents. Based on this ruling, Synergetics is thus able to continue selling its laser probes for use on IRIDEX lasers. The Court’s rulings on the parties cross motions for summary judgment relating to patent validity or invalidity, and IRIDEX’s motion for summary judgment on Synergetics’ counterclaims relating to false advertising and defamation remain pending.
     The case is expected to come to trial in April 2007. In addition to laches and estoppel, Synergetics intends to assert as a damage limiting defense to infringement via the old adapter/BNC connector, a reasonable royalty rate damages calculation. Synergetics also intends to show that any infringement of the ‘492 patent was not willful and should not result in augmented damages.
     On January 10, 2006, Synergetics filed a suit in the United States District Court, Eastern District of Pennsylvania against Innovatech and Peregrine for infringement of U.S. Patent No. 6,984,230, and on April 25, 2006 the Court permitted Synergetics to amend its complaint to add IRIDEX as well. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd., et al., Case No. 2:06-cv-00107. The suit arises out of the Defendants’ sale, use and manufacture of a laser probe that is alleged to infringe Synergetics’ patent. Synergetics seeks damages and injunctive relief in this action. Innovatech and Peregrine have asserted by way of affirmative defenses or counterclaims, inter alia, that they do not infringe the patent, that the patent in suit is invalid, and that Synergetics engaged in inequitable conduct rendering the patent unenforceable. Innovatech also counterclaims for alleged violations of the Lanham Act, 15 U.S.C. § 1125 and for violation of the Sherman Act, 15 U.S.C. § 1 and § 2. Additionally, Innovatech added the Company as a counterclaim defendant asserting that the Company is the alter ego of Synergetics and therefore liable. The Company denies this contention and intends to move for dismissal from the action. Moreover, Synergetics does not believe the patent is invalid, or that it engaged in inequitable conduct or conduct that violated the Lanham Act or Sherman Act, and intends to vigorously prosecute this litigation.
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
Note 9. Segment Information
As described in Note 2, the Company has concluded that it currently operates in only one business segment. In order to present information comparable with previously reported quarterly information, the Company, for informational purposes, has presented the current year financial information for its Synergetics and Synergetics East locations.

		Synergetics
	Synergetics	East	Consolidated
	Three Months Ended January 30, 2007
Net sales	$9,646	$1,707	$11,353
Operating income	(116)	298	182
Identifiable assets	33,917	19,253	53,170

	Three Months Ended January 30, 2006
Net sales	$7,664	$2,204	$9,868
Operating income	898	558	1,456
Identifiable assets	23,257	23,814	47,071

		Synergetics
	Synergetics	East	Consolidated
	Six Months Ended January 30, 2007
Net sales	$17,847	$3,412	$21,259
Operating income	313	587	900
Identifiable assets	33,917	19,253	53,170

	Six Months Ended January 30, 2006
Net sales	$14,055	$2,961	*	$17,016
Operating income	1,554	663	*	2,217
Identifiable assets	23,257	23,814	*	47,071

*	For the period September 22, 2005 through January 30, 2006

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
     Revenues from our ophthalmic products constituted 52.8 percent and 59.4 percent of our total revenues for the six months ended January 30, 2007 and for the fiscal year ended July 31, 2006, respectively. Revenues from our neurosurgical products represented 37.4 percent and 33.6 percent for the six months ended January 30, 2007 and for the fiscal year ended July 31, 2006, respectively. In addition, other revenue from our pain control management, dental and ear, nose and throat (“ENT”) products was 9.8 percent and 7.0 percent of our total revenues for the six months ended January 30, 2007 and for the fiscal year ended July 31, 2006, respectively. We expect that the relative revenue contribution of our neurosurgical products will continue to rise in 2007 as a result of our continued efforts to expand our neurosurgical product line. International revenues of $4.4 million constituted 20.1 percent of our total revenues for the six months ended January 30, 2007. International revenues of $3.6 million constituted 21.4 percent of our total revenues for the six months ended January 30, 2006. We expect that the relative revenue contribution of our international sales will rise in 2007 as a result of our continued efforts to expand our international distribution and our expanded neurosurgical product offerings including the Omni® ultrasonic aspirator and the Malis® AdvantageTM.
     On October 12, 2006, the Company announced that it had begun to ship the Malis® AdvantageTM units. The Company successfully completed electromagnetic compatibility and safety testing required to sell the units in the United States and the European Union. On January 11, 2007, the Company announced that it had completed its first sale of the Omni® ultrasonic aspirator for use exclusively in spinal surgeries. On February 8, 2007, the Company successfully completed electromagnetic compatibility and safety testing required to sell the PhotonTM II in the United States.
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
     We anticipate that the Company is strategically positioned for future growth of our neurosurgical product line, and we expect that the relative revenue contribution of our neurosurgical products will increase in fiscal 2007.
New Product Sales
     The Company’s business strategy has been, and is expected to continue to be, the development and marketing of new technologies for the ophthalmic surgery and neurosurgery markets. New products, which management defines as products introduced within the prior 24-month period, accounted for approximately 10.2 percent of total sales for the Company on a consolidated basis for the six months ended January 30, 2007, approximately $2.2 million. For the six months ended January 30, 2006, new products accounted for approximately 23.6 percent of total net sales for the Company, or approximately $4.0 million. Our past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by the Company. Since August 1, 2006, the Company has introduced 41 new products to the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.
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
Demand Trends
     Volume and mix improvements contributed to the majority of the sales growth for the Company. Ophthalmic and neurosurgical procedures volume on a global basis continues to grow at an estimated 5 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in procedures volume continues to positively impact the Company’s sales growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgery market.

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
Results Overview
     During the fiscal quarter ended January 30, 2007, we had net sales of $11.4 million, which generated $6.4 million in gross profit, operating income of $182,000 and net income of $182,000, or $0.01 earnings per share. During the three months ended January 30, 2006, we had net sales of $9.9 million, which generated $6.1 million in gross profit, operating income of $1.5 million and net income of $858,000, or $0.04 earnings per share. During the six months ended January 30, 2007, we had net sales of $21.3 million, which generated $12.6 million in gross profit, operating income of $900,000 and net income of $558,000, or $0.02 earnings per share. During the six months ended January 30, 2006, we had net sales of $17.0 million, which generated $11.0 million in gross profit, operating income of $2.2 million and net income of $1.3 million, or $0.08 per share. The financial results of Valley Forge and the shares issued in the reverse merger have only been included from the day following the date of the consummation of the merger through the end of the six months ended January 30, 2006. The Company had $636,000 in cash and $14.1 million in interest-bearing debt and revenue bonds as of January 30, 2007. For the six months ended January 30, 2007, we used $1.8 million in cash to fund operations and $271,000 in investment activities, partially offset by $2.2 million provided by financing activities. We anticipate that cash flows from operations, together with available borrowings under our existing credit facilities, will be sufficient to meet our working capital, capital expenditure and debt service needs for the next twelve months. If investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow it to obtain additional capital, if necessary.
Our Business Strategy
     Our goal is to become a global leader in the development, manufacture and marketing of precision-engineered, microsurgical instruments, capital equipment and devices for use in vitreoretinal surgery and neurosurgical applications and to grow our product lines in other specialty surgical markets. We are taking the following steps toward achieving our goal:
•	Introducing new technology that can be easily differentiated from our competition;

•	Identifying microsurgical niches that may offer the prospect for substantial growth and higher profit margins;

•	Accelerating our international (including Canada) growth;

•	Utilizing the breadth and depth of knowledge, experience and resources in our research and development department;

•	Branding and marketing a substantial portion of our neurosurgical products with the Malis® trademark;

•	Continuing to develop our distribution channels including the expansion of its domestic ophthalmic sales force and development of an international direct ophthalmic sales force;

•	Continuing to grow our disposables revenue stream;

•	Introducing the Malis® AdvantageTM, the newest multifunctional bipolar electrosurgical generator, into neurosurgery;

•	Expanding the Malis® AdvantageTM, into other surgical markets;

•	Expanding the use of the Omni®, our ultrasonic aspirator, into other surgical markets, such as spinal surgery and the ENT markets; and

•	Exploring opportunities for growth through strategic partnering with other companies, such as our current relationships with Codman & Shurtleff, Inc. (“Codman”), an affiliate of Johnson & Johnson, Stryker Corporation (“Stryker”) and Quantel Medical of France (“Quantel”).
Results of Operations
Three Month Period Ended January 30, 2007 Compared to Three Month Period Ended January 30, 2006
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Quarter Ended January 30		% Increase
	2007	2006	(Decrease)
Ophthalmic	$5,958	$5,805	2.6%
Neurosurgery	4,357	3,156	38.1%
Other	1,038	907	14.4%

	$11,353	$9,868	15.0%

     Ophthalmic sales growth was 2.6 percent from the second quarter of fiscal 2006. Although sales in most areas grew effectively, the recovery from the disruption of distribution in a major European market continued to have an impact during the quarter as domestic sales grew 5.7 percent while international sales fell 2.8 percent. The recent restructuring of the domestic sales organization is almost complete, although there are still a few open territories and the Company continues to train its new territory managers.
     Neurosurgery net sales during the second fiscal quarter of 2007 were 38.1 percent greater than the second quarter of fiscal 2006, primarily attributable to the sales in the core technology area of power ultrasonic aspirators, the Malis® AdvantageTM and their related disposables. The Company expects that sales of these products will continue to have a positive impact on net sales for the remainder of fiscal 2007.
     Other net sales during the second fiscal quarter of 2007 were 14.4 percent greater in the second fiscal quarter of 2006, primarily attributable sales to Stryker in the pain control market and sales of the BiDentTM electrosurgical generator and its related disposables in the dental market.
     The following table presents national and international net sales (dollars in thousands):

	Quarter Ended January 30
	2007	2006	% Increase
United States	$8,856	$7,768	14.0%
International (including Canada)	2,497	2,100	18.9%

	$11,353	$9,868	15.0%

     Domestic and international sales growth was primarily attributable to the sales in the core technology areas of power ultrasonic aspirators, the Malis® AdvantageTM and their related disposables. The Omni® power ultrasonic aspirator received the CE (“Conformity European”) mark during the second quarter of fiscal 2006, thus allowing the Company to begin selling these medical devices into European countries that require the CE mark registration.
Gross Profit
     Gross profit as a percentage of net sales was 56.2 percent in the second quarter of fiscal 2007 compared to 62.2 percent for the same period in fiscal 2006. Gross profit as a percentage of net sales from the second quarter of fiscal 2007 to the second quarter of fiscal 2006 decreased six percentage points, primarily due to the change in mix toward higher Synergetics’ neurosurgery sales and additional costs experienced in manufacturing some of The Company’s new and yet to be introduced products and product redesigns. The Company anticipates that our margins will improve as experience is gained in manufacturing recently added products and product redesigns since initial production runs for new products typically involve a learning curve.

Operating Expenses
     Research and development (“R&D”) as a percentage of net sales was 5.6 percent and 4.2 percent for the second quarter of fiscal 2007 and 2006, respectively. R&D costs increased to $640,000 in the second quarter of fiscal 2007 from $417,000 in the same period in fiscal 2006, reflecting an increase in costs associated with new products and an increase in spending on active, new product projects focused on areas of strategic significance. Synergetics’ pipeline included approximately 72 active, major projects in various stages of completion as of January 30, 2007. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company expects over the next few years to invest in R&D at a rate ranging from approximately 4.0 percent to 6.0 percent of net sales.
     SG&A increased by $1.3 million to approximately $5.6 million during the second quarter of fiscal 2007 compared to approximately $4.3 million during the second quarter of fiscal 2006. The percentage of SG&A to net sales increased from 43.2 percent for the second quarter of fiscal 2006 to 48.9 percent for the second quarter of fiscal 2007. Selling expenses, which consist of salaries, commissions and royalties, the largest component of SG&A, increased approximately $473,000 to $2.6 million, or 23.3 percent of net sales, for the second quarter of fiscal 2007, compared to $2.2 million, or 22.0 percent of net sales, for the second quarter of fiscal 2006. This increase was not only due to increased royalties on a higher level of sales but was also due to an investment Synergetics made in its ophthalmic sales force as it continues to expand both domestic and international distribution. Selling headcount increased by 29.5 percent from January 30, 2006 to January 30, 2007. General and administrative headcount increased approximately 26.7 percent over that same timeframe, which resulted in an increase in general salaries and benefits of approximately $202,000 in the second quarter of fiscal 2007, compared to the second quarter of fiscal 2006. The Company also recorded compensation expense of $119,000 on options granted to independent directors during the second fiscal quarter of 2007 in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.” Options granted in fiscal 2006 were recorded in the first quarter of that fiscal year as the options were granted on September 22, 2005, or the day following the consummation of the Company’s merger with Valley Forge Scientific Corp. The Company’s legal expenses increased by $197,000 during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. In addition to the internal costs associated with the Company’s Sarbanes-Oxley compliance efforts, the Company also recorded an additional amount of approximately $111,000 in consulting expense.
Other Expenses
     Other expenses for the second quarter of fiscal 2007 increased 55.8 percent to $243,000 from $156,000 for the second quarter of fiscal 2006. The increase was due primarily to increased interest expense on a note payable to the estate of Dr. Leonard Malis and increased borrowings on the Company’s working capital line due to working capital needs during the first quarter of fiscal 2007.
Operating Income, Income Taxes and Net Income
     Operating loss for the second quarter of fiscal 2007 was $61,000 as compared to an operating profit of $1.3 million in the comparable 2006 fiscal period. The decrease in operating income was primarily the result of a six percentage point decrease in gross profit margin on 15.0 percent more net sales, an increase of $223,000 in research and development costs and an increase of $1.3 million in SG&A expenses.
     The Company recorded a $23,000 provision on a pre-tax loss of $61,000 due to the state tax impact on a small pre-tax loss in the second fiscal quarter of 2007, compared to a 34.0 percent tax provision for the second fiscal quarter of 2006. In addition, the Company recorded an income tax credit for the re-enactment of a research and experimentation credit of $266,000 during the second quarter. The impact of this credit was due to the continuation of the research and experimentation credit in January, 2007 which had not been recorded during fiscal 2006 or the first quarter of fiscal 2007.
     Net income decreased by $676,000 to $182,000, or 78.8 percent, from $858,000 for the second quarter of fiscal 2007, compared to the same period in fiscal 2006. Basic and diluted earnings per share for the second quarter of fiscal 2007 decreased to $0.01 from $0.04 for the second quarter of fiscal 2006. Basic weighted average shares outstanding increased from 23,934,251 to 24,214,322.
Six Month Period Ended January 30, 2007 Compared to Six Month Period Ended January 30, 2006
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
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Six Months Ended January 30		% Increase
	2007	2006	(Decrease)
Ophthalmic	$11,229	$11,176	0.5%
Neurosurgery	8,108	4,597	72.0%
Other	1,922	1,243	54.6%

	$21,259	$17,016	24.9%

     Ophthalmic sales growth was 0.5 percent from the first six months of fiscal 2006. The recovery from the disruption of distribution in a major European market continued to have an impact during the six months ended January 30, 2007 as domestic sales grew 3.1 percent while international sales fell 5.1 percent. The domestic sales organization’s recent restructuring is almost complete, although there are still a few open territories and we continue to train our new territory managers.
     When comparing neurosurgery net sales of Synergetics during the first six months of fiscal 2007 to the first six months of fiscal 2006, 2007 sales are 111.3 percent greater than 2006 sales, primarily attributable to the sales in the core technology area of power ultrasonic aspirators, the Malis® AdvantageTM and their related disposables. We expect that sales of these products will continue to have a positive impact on net sales for the remainder of fiscal 2007.
     When comparing other net sales during the first six months of fiscal 2007 to the first six months of 2006, 2007 sales are 54.6 percent greater than 2006 sales, primarily attributable to a full six months of sales as compared to the comparable period of last year which was for the period September 22, 2005 through January 30, 2006 and the sales to Stryker in the pain control market and sales of the BiDentTM electrosurgical generator and its related disposables in the dental market.
     The following table presents national and international net sales (dollars in thousands):

	Six Months Ended January 30
	2007	2006	% Increase
United States	$16,893	$13,376	26.3%
International (including Canada)	4,366	3,640	19.9%

	$21,259	$17,016	24.9%

     Domestic and international sales growth were primarily attributable to the sales in the core technology areas of power ultrasonic aspirators, the Malis® AdvantageTM and their related disposables. The Omni® power ultrasonic aspirator received the CE mark during the second quarter of fiscal 2006, thus allowing the Company to begin selling these medical devices internationally in countries that accept the CE mark.
Gross Profit
     Gross profit as a percentage of net sales was 59.2 percent in the first six months of fiscal 2007 compared to 64.5 percent for the same period in fiscal 2006. Gross profit as a percentage of net sales from the first six months of fiscal 2007 compared to the first six months of fiscal 2006 decreased approximately five percentage points, primarily due to the change in mix toward Synergetics’ neurosurgery sales and additional start-up costs experienced in manufacturing some of our new products and yet to be introduced products. We anticipate that our margins will improve as we gain experience in manufacturing our recently added products.
Operating Expenses
     Research and development (“R&D”) as a percentage of net sales was 5.6 percent and 4.1 percent for the first six months of fiscal 2007 and 2006, respectively. R&D costs increased to $1.2 million in the first six months of fiscal 2007 from $694,000 in the same period in fiscal 2006, reflecting an increase in costs associated with new products and an increase in spending on active, new product projects focused on areas of strategic significance. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company expects over the next few years to invest in R&D at a rate ranging from approximately 4.0 percent to 6.0 percent of net sales.
     Selling, general and administrative expenses (“SG&A”) increased by $2,430,000 to $10,493,000 during the first six months of fiscal 2007 as compared to $8,063,000 during the first six months of fiscal 2006. The percentage of SG&A to net sales increased from 47.4 percent for the first six months of fiscal 2006 to 49.4 percent for the first six months of fiscal 2007. Selling expenses, which consist of salaries, commissions and royalties, the largest component of SG&A, increased approximately $666,000 to $5.0 million, or 23.5 percent of net sales, for the first six months of fiscal 2007, compared to $4.3 million, or 25.5 percent of net sales, for the first six months of fiscal 2006. This increase was not only due to increased royalties on an increasing amount of sales but was also due to an investment we have made in our ophthalmic sales force as we continue to expand both domestic and international distribution. Selling headcount increased by 29.5 percent from January 30, 2006 to January 30, 2007. General and administrative headcount increased approximately 26.7 percent over that same timeframe, which resulted in an increase in general salaries and benefits of approximately $122,000 in the first six months of fiscal 2007, as compared to the second quarter of fiscal 2006. The Company’s legal expenses increased by $331,000 during the first six months of fiscal 2007 as compared to the first six months of fiscal 2006. In addition to the internal costs associated with the Company’s Sarbanes-Oxley compliance efforts, the Company also recorded an additional amount of approximately $291,000 in consulting expense. The increase was also impacted by approximately $650,000 of SG&A for the former Valley Forge for the first six months of fiscal 2007.
Other Expenses
     Other expenses for the first six months of fiscal 2007 increased 121.7 percent to $399,000 from $180,000 for the first six months of fiscal 2006. The increase was due primarily to increased interest expense on the note payable to the estate of Dr. Leonard Malis and increased borrowings on the working capital line due to working capital needs during the first quarter of fiscal 2007.
Operating Income, Income Taxes and Net Income
     Operating income for the first six months of fiscal 2007 decreased approximately 59.4 percent to $900,000 from $2.2 million in the comparable 2006 fiscal period. The decrease in operating income was primarily the result of a five percentage point decrease in gross profit margin on 24.9 percent more net sales, an increase of $494,000 in research and development costs and an increase of $2.4 million in selling, general and administrative expenses.
     Synergetics’ effective tax rate was 41.7 percent for the first six months of 2007, as compared to 34.0 percent for the first six months of 2006. The increase was due to the 34.0 percent including the credit for the research and experimentation credit last year while a portion of that was included in the provision for re-enactment of the research and experimentation credit. If we had included the $110,000 of estimated research and experimentation credit for the six months ended January 30, 2007, the effective tax rate would have been 19.8 percent. This pro-forma effective rate decrease was due to less taxable income causing the Company’s manufacturing credit to be a greater percentage deduction from taxable income. In addition, the Company recorded an income tax credit for the re-enactment of the research and experimentation credit of $266,000 during the second quarter. The impact of this credit was due to the continuation of the research and experimentation credit in January, 2007 which had not been recorded during fiscal 2006 or the first quarter of fiscal 2007.
     Net income decreased by $786,000 to $558,000, or 58.5 percent, from $1.3 million for the first six months of fiscal 2007, as compared to the same 2006 period. Basic and diluted earnings per share for the first six months of fiscal 2007 decreased to $0.02, from $0.08 for the first six months of fiscal 2006. The decrease in earnings per share was also the result of issuing 15,960,648 shares in the merger of Synergetics and Valley Forge in the first quarter of fiscal 2006. These shares were counted as outstanding for the full 126 business days during the first six months of 2007. Basic weighted average shares outstanding increased from 17,196,651 to 24,212,531.

Liquidity and Capital Resources
     The Company had $636,000 in cash and total interest-bearing debt and revenue bonds payable of $14.1 million as of January 30, 2007.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At January 30, 2007, the Company had 61 days of sales outstanding (“DSO”) for the three month period ending January 30, 2007 (annualized in accounts receivable), unfavorable to July 31, 2006 by three days. The Company utilized the three month period to calculate DSO as it included the current growth in sales. The increase in DSO is due to the increasing international sales by 18.9 percent.
     At January 30, 2007, the Company had 263 days sales in inventory on hand, comparable to July 31, 2006. The 263 days sales in inventory on hand at January 30, 2007 is within the Company’s anticipated levels of 250 to 275 days sales. The Company utilized the three month period to calculate inventory on hand as it included the current growth in cost of goods sold. Management believes it needs to keep adding new products into inventory in amounts necessary to support future sales growth.
     Cash flows used in operating activities were $1,830,000 for the six months ended January 30, 2007, compared to cash flows used in operating activities of $1,038,000 for the comparable fiscal 2006 period. The increase in cash used of $792,000 was attributable to net usage increase applicable to accounts payable and accrued expenses of $2,164,000. This net usage was to pay down accounts payable and accrued expenses utilized to support the prior quarters’ inventories build-up. Such increases were supplemented by cash provided by lower net income of approximately $786,000 and other net working capital and other adjustment components of approximately $212,000 for the first six months of fiscal 2007. These usages of cash were partially offset by net sources from accounts receivable of $1,235,000, inventories of $1,135,000 for the first six months of fiscal 2007. The Company has been utilizing cash from operations at a decreasing rate and expects this trend to continue.
     Cash flows used in investing activities was $271,000 for the six months ended January 30, 2007, compared to cash used in investing activities of $838,000 for the comparable fiscal 2006 period. During the six months ended January 30, 2007, the Company paid $177,000 in cash for the acquisition of patents, compared to $61,000 for the comparable 2006 period. Cash additions to property and equipment during the six months ended January 30, 2006 were $157,000, compared to $2,282,000 for the first six months of fiscal 2006. Increases in cash additions in fiscal 2006 to property and equipment were primarily to support sales growth and new product launches and the facility expansion at the Company’s manufacturing facility in O’Fallon, Missouri. Cash acquired through the reverse merger with Valley Forge was $2,024,000 before merger related expenses in fiscal 2006. In addition, the Company sold $50,000 in trading security during the six months ended January 30, 2006 and the Company paid acquisition costs in connection with such reverse merger of $515,000 during the six months ended January 30, 2006. Other net sources of cash provided by investing activities was $13,000.
     Cash flows provided by financing activities were $2,180,000 for the six months ended January 30, 2007, compared to cash provided by financing activities of $609,000 for the six months ended January 30, 2007. The increase of $1,571,000 was applicable primarily to net increased borrowings on the lines-of-credit of $1,516,000, a decrease in principal payments on long-term debt of $628,000 and lower quarterly principal payments of $38,000 on the note payable to the estate of the late Dr. Leonard I. Malis for the acquisition of the Malis® trademark during first six months of fiscal 2007. These increases were offset by lower proceeds from long-term debt of $508,000 and a $103,000 change in proceeds from the exercise of stock options during first six months of fiscal 2007.
     The Company had the following committed financing arrangements as of January 30, 2007:
     Revolving Credit Facility: Under the Company’s revolving credit facility, the Company could borrow up to $7.5 million at a graduated interest rate starting at LIBOR plus 2.25 percent and adjusting each quarter based upon our leverage ratio. Borrowings under this facility at January 30, 2007 were $5.2 million. Outstanding amounts are collateralized by Synergetics’ receivables and inventory. This credit facility expires on December 1, 2007. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times.
     Equipment Line of Credit: Under this credit facility, Synergetics may borrow up to $1.0 million, at an interest rate of the lender’s prime lending rate. Outstanding amounts are secured by the equipment purchased under this line. The effective interest rate for this note is 8.25 percent. Borrowings under this facility at July 31, 2006 were $689,000. Subsequent to the end of the first quarter of fiscal 2007, the amount of the equipment line of credit was transferred to a long-term note payable. Starting in December 2006, the Company will make principal payments of approximately $20,000 plus accrued interest for the next 48 months. In addition, the line of credit was renewed at $1.0 million and will expire October 31, 2007. The entire amount of the facility is available at January 30, 2007.
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
Critical Accounting Policies
     The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2006. In the first six months of fiscal 2007, there were no changes to the significant accounting policies.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     At January 30, 2007, the Company had a revolving credit facility and an equipment line of credit facility in place. The Company’s revolving credit facility had an outstanding balance of $5.2 million at January 30, 2007 and its equipment line of credit facility had no outstanding balance of at January 30, 2007. The equipment line of credit facility bears interest at the bank’s prime lending rate. The revolving credit facility bears interest at LIBOR plus 2.25 percent adjusting each quarter based upon the Company’s leverage ratio. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense will increase by approximately $105,000 for fiscal year ending July 31, 2007. The Company does not perform any interest rate hedging activities related to its credit facilities.
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
Item 4 — Controls and Procedures
     We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of January 30, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of January 30, 2007, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
     During the six months ended January 30, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1 — Legal Proceedings
     On February 11, 2004, Synergetics, the Company’s wholly-owned subsidiary, filed an action against two ex-employees, in which Synergetics alleged that the Defendants, among other things, misappropriated trade secrets, intentionally interfered with Synergetics’ business relationships, and breached confidentiality contracts. Synergetics subsequently amended the complaint to add claims of fraud and breach of fiduciary duty. The suit was brought in the United States District Court, Eastern District of Missouri and was captioned Synergetics, Inc. v. Charles Richard Hurst, Jr. and Michael McGowan, Case No. 4:04-CV-318DDN. On August 10, 2005, Defendants answered and filed counterclaims alleging tortious interference with business relationships and seeking a declaration that Defendants had not misappropriated any confidential information or trade secrets of Synergetics. After the Court transferred Defendants’ counterclaim for tortious interference to New Jersey (where it was subsequently dismissed by Defendants), trial began on September 12, 2005, and on September 20, 2005 the jury returned a verdict in favor of Synergetics. On December 9, 2005, the Court, consistent with the jury’s findings, entered the judgment awarding Synergetics $1,759,165 in compensatory damages against Defendants, and $293,194 in punitive damages against Hurst and $293,194 in punitive damages against McGowan. The Court also granted Synergetics certain injunctive relief against Defendants and awarded costs from the litigation in the amount of $22,264. On January 9, 2006, Defendants filed a notice of appeal and on February 5, 2007, the Eight Circuit Court of Appeals rejected their contention and affirmed the judgment in all respects. Synergetics has ongoing collection efforts against the Defendants. On December 8, 2006, Defendants moved to vacate the judgment asserting that the judgment was obtained through the misconduct of witness tampering. A hearing on this motion is scheduled for June 11, 2007. Synergetics denies that it committed any misconduct and intends to vigorously defend against the allegations.
     On October 19, 2005, IRIDEX Corporation (“IRIDEX”) filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement. This suit is captioned IRIDEX Corporation v. Synergetics USA, Inc., Case No. 4:05CV1916CDP. On November 2, 2006, IRIDEX amended the complaint to add Synergetics. IRIDEX filed suit against the Company and Synergetics for infringement of the IRIDEX Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding” (“the ‘492 patent”). IRIDEX alleges that Synergetics’ Quick Disconnect Laser Probes and adapter infringe its patent. It seeks damages, including treble damages, and injunctive relief. On November 10, 2006, the Defendants answered the amended complaint and asked the court to declare that Synergetics’ products do not infringe the IRIDEX patent. In addition, Synergetics countersued IRIDEX, alleging that it engaged in false advertising, commercial disparagement, trade libel, injurious falsehood and unfair competition under the Federal Lanham Act and applicable Missouri common law. The counterclaim also includes a count of defamation. These claims primarily relate to alleged false or misleading statements and publications by IRIDEX and its representatives with respect to Synergetics’ laser adapters and laser probes. More recently, Synergetics moved to add claims that IRIDEX has engaged in violations of Section 2 of the Sherman Act and state law abuse of process by brining a lawsuit that it knew lacked merit. A ruling on whether these claims may be added to the present suit is pending.
     On January 31, 2007, the Court ruled on some of the various summary judgment motions filed by the parties. Specifically, the Court granted the Company’s motion for summary judgment ruling that it was not the alter ego of Synergetics and dismissing the Company from the litigation. The Court also granted IRIDEX’s motion for summary judgment holding that the doctrine of repair did not apply in this case to limit damages. The Court denied both parties’ motions relating to whether IRIDEX’s claims were limited or barred by the equitable doctrine of laches and estoppel, finding that material disputes of fact precluded a ruling at the summary judgment state. Instead, the Court ruled that these issues must go to trial.
     On February 27, 2007, the Court ruled on the parties’ infringement-related summary judgment motions. In that order, the Court found that Synergetics’ adapter/BNC connector system infringed some of the claims of the ‘492 patent and that IRIDEX was entitled to partial summary judgment. The Court also found that Synergetics was entitled to partial summary judgment because other asserted claims were not infringed and because its new connector system does not infringe the ‘492 patent either literally or under the doctrine of equivalents. Based on this ruling, Synergetics is thus able to continue selling its laser probes for use on IRIDEX lasers. The Court’s rulings on the parties cross motions for summary judgment relating to patent validity or invalidity, and IRIDEX’s motion for summary judgment on Synergetics’ counterclaims relating to false advertising and defamation remain pending.
     The case is expected to come to trial in April 2007. In addition to laches and estoppel, Synergetics intends to assert as a damage limiting defense to infringement via the old adapter/BNC connector, a reasonable royalty rate damages calculation. Synergetics also intends to show that any infringement of the ‘492 patent was not willful and should not result in augmented damages.

     On January 10, 2006, Synergetics filed a suit in the United States District Court, Eastern District of Pennsylvania against Innovatech and Peregrine for infringement of U.S. Patent No. 6,984,230, and on April 25, 2006 the Court permitted Synergetics to amend its complaint to add IRIDEX as well. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd., et al., Case No. 2:06-cv-00107. The suit arises out of the Defendants’ sale, use and manufacture of a laser probe that is alleged to infringe Synergetics’ patent. Synergetics seeks damages and injunctive relief in this action. Innovatech and Peregrine have asserted by way of affirmative defenses or counterclaims, inter alia, that they do not infringe the patent, that the patent in suit is invalid, and that Synergetics engaged in inequitable conduct rendering the patent unenforceable. Innovatech also counterclaims for alleged violations of the Lanham Act, 15 U.S.C. § 1125 and for violation of the Sherman Act, 15 U.S.C. § 1 and § 2. Additionally, Innovatech added the Company as a counterclaim defendant asserting that the Company is the alter ego of Synergetics and therefore liable. The Company denies this contention and intends to move for dismissal from the action. Moreover, Synergetics does not believe the patent is invalid, or that it engaged in inequitable conduct or conduct that violated the Lanham Act or Sherman Act, and intends to vigorously prosecute this litigation.
     On May 26, 2006, Peregrine filed suit in the United States District Court, Eastern District of Pennsylvania against the Company seeking a declaratory judgment of non-infringement of the Synergetics Patent No. 5,921,998 (“the ‘998 patent”). The suit is captioned Peregrine Surgical, Ltd. v. Synergetics, Inc. and Synergetics USA, Inc., Case No. 2:06-cv-02237-RBS. On June 19, 2006, by amendment, Peregrine added Synergetics as a defendant. On August 17, 2006, the Company and Synergetics moved to dismiss on the grounds that the Court lacked jurisdiction because at the time of the complaint, there was no case or controversy. On December 29, 2006, the Court granted the Defendant’s motion and dismissed the case.
     On November 8, 2006, Synergetics filed a suit against Peregrine in the United States District Court for the Eastern District of Missouri in case captioned, Synergetics, Inc. v. Peregrine Surgical, Case No. 4:06-cv-1632-DDN. Synergetics asserted infringement of the ‘998 patent and trade secret misappropriation. On February 1, 2007, Peregrine answered and denied the allegations. Peregrine also, on February 14, 2007, moved for a partial summary judgment. Peregrine asserted that it did not infringe the patent either literally or under the doctrine of equivalents. Briefing on this motion is ongoing.
     In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of January 30, 2007, the Company has no litigation reserve recorded.
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
Item 3 — Defaults upon Senior Securities
None
Item 4 — Submission of Matters to a Vote of Security Holders
(a)	Synergetics USA, Inc.’s annual meeting of stockholders was held on November 30, 2006. Of the 24,206,970 shares entitled to vote at such meeting, 21,390,992 shares were present at such meeting in person or by proxy.

(b)	All director nominees were elected.

(c)	The stockholders elected each of the following directors at the meeting, and with respect to each director, the number of share voted for and withheld were as follows:

	Number of
	Shares Voted For	Withheld
Robert H. Dick	21,375,327	15,665
Juanita Hinshaw	21,264,986	126,006
(d)	None
Item 5 — Other Information
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s quarterly report on Form 10-Q for the quarter ended October 29, 2006
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
Trademark Acknowledgements
Synergetics, the Synergetics’ logo, Malis, Omni, Bident and Finest Energy Source for Surgery are our registered trademarks. PHOTON, DualWave, COAG, Advantage, Microserrated, Microfiber, Solution, Tru-Micro, DDMS, Krypotonite, Diamond Black, Bullseye, Spetzler Claw, Spetzler Micro Claw, Spetzler Open Angle Micro Claw, Spetzler Barracuda, Spetzler Pineapple, Axcess, Veritas and Bi-Safe product names are our trademarks. All other trademarks or tradenames appearing in the Form 10-Q are the property of their respective owners.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SYNERGETICS USA, INC. (Registrant)

March 9, 2007	/s/ Gregg D. Scheller

Gregg D. Scheller, President and Chief Executive Officer (Principal Executive Officer)

March 9, 2007	/s/ Pamela G. Boone

Pamela G. Boone, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)