Form 10-Q
period 2007-04-30
SYNERGETICS USA INC
filed 2007-06-08
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of June 6, 2007 was 24,221,892 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of April 30, 2007 (Unaudited) and July 31, 2006
(Dollars in thousands, except share data)

	April 30, 2007	July 31, 2006
Assets
Current Assets
Cash and cash equivalents	$217	$557
Investment in trading securities	—	50
Accounts receivable, net of allowance for doubtful accounts of approximately $226 and $179, respectively	7,543	6,807
Notes receivable, officer-stockholder	4	20
Income taxes receivable	832	513
Inventories	13,913	13,243
Prepaid expenses	436	422
Deferred income taxes	453	296
Other	16	—

Total current assets	23,414	21,908
Property and equipment, net	8,067	8,497
Goodwill	10,660	10,660
Other intangible assets, net	15,817	10,463
Deferred expenses	274	83
Cash value of life insurance	33	32

Total assets	$58,265	$51,643

Liabilities and Stockholders’ Equity
Current Liabilities
Lines-of-credit	$6,957	$3,330
Current maturities of long-term debt	2,158	967
Current maturities of revenue bonds payable	249	249
Accounts payable	1,535	2,255
Accrued expenses	2,477	2,503
Deferred revenue	—	6

Total current liabilities	13,376	9,310

Long-Term Liabilities
Long-term debt, less current maturities	2,125	3,215
Revenue bonds payable, less current maturities	3,953	4,140
Settlement obligation	3,194	—
Deferred income taxes	2,629	2,663
Deferred compensation	—	10

Total long-term liabilities	11,901	10,028

Total liabilities	25,277	19,338

Stockholders’ Equity
Common stock at April 30, 2007 and July 31, 2006, $.001 par value, 50,000,000 shares authorized; 24,221,892 and 24,206,970 shares issued and outstanding, respectively	24	24
Additional paid-in capital	24,015	23,798
Retained earnings	8,949	8,483

Total stockholders’ equity	32,988	32,305

Total liabilities and stockholders’ equity	$58,265	$51,643

See Notes to Unaudited Condensed, Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
Three and Nine Months Ended April 30, 2007 and April 30, 2006
(Dollars in thousands, except per share information)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Sales	$11,482	$10,450	$32,741	$27,465
Cost of sales	4,937	3,612	13,372	9,654

Gross profit	6,545	6,838	19,369	17,811

Operating expenses
Research and development	548	444	1,979	1,138
Selling, general and administrative	6,044	4,469	16,537	12,532

	6,592	4,913	18,516	13,670

Operating income	(47)	1,925	853	4,141

Other income (expense)
Interest income	—	—	1	18
Interest expense	(226)	(157)	(635)	(354)
Miscellaneous	(2)	(35)	7	(36)

	(228)	(192)	(627)	(372)

Income before provision for income taxes	(275)	1,733	226	3,769
Provision for income taxes	(143)	612	66	1,304
Provision for re-enactment of the research and experimentation credit	(40)	—	(306)	—

	(183)	612	(240)	1,304

Net income	$(92)	$1,121	$466	$2,465

Earnings per share:
Basic	$0.00	$0.05	$0.02	$0.13

Diluted	$0.00	$0.05	$0.02	$0.13

Basic weighted average common shares outstanding	24,219,507	24,090,511	24,214,831	19,469,352

Diluted weighted average common shares outstanding	24,423,364	24,326,847	24,423,547	19,678,767

See Notes to Unaudited Condensed, Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended April 30, 2007 and April 30, 2006
(Dollars in thousands)

	Nine Months Ended	Nine Months Ended
	April 30, 2007	April 30, 2006
Cash Flows from Operating Activities
Net income	$466	$2,465
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,123	912
Provision for doubtful accounts receivable	78	(8)
Stock-based compensation	217	453
Tax benefit associated with the exercise of non-qualified options		168
Deferred income taxes	(191)	90
Change in assets and liabilities, net of fiscal year 2006 acquisition of Valley Forge:
(Increase) decrease in:
Receivables, net	(815)	(2,031)
Inventories	(670)	(3,877)
Prepaid expenses	(14)	(290)
Other current assets	(333)	(27)
(Decrease) increase in:
Accounts payable	(721)	328
Accrued expenses and other liabilities	(43)	308
Income taxes payable	—	147

Net cash used in operating activities	(903)	(1,362)

Cash Flows from Investing Activities
Net decrease in notes receivable, officer-stockholder	16	11
Purchase of property and equipment	(230)	(2,528)
Acquisition of patents and other intangibles	(2,815)	(134)
Cash paid for reverse merger costs	—	(494)
Cash acquired through reverse merger	—	2,024
Sales of trading securities	50	(16)

Net cash used in investing activities	(2,979)	(1,137)

Cash Flows from Financing Activities
Net borrowings on lines-of-credit	3,627	1,067
Principal payments on revenue bonds payable	(186)	(186)
Proceeds from long-term debt	1,129	1,427
Principal payments on long-term debt	(677)	(1,038)
Payments on debt incurred for acquisition of trademark	(351)	(382)
Proceeds from the exercise of stock options	—	296

Net cash provided by financing activities	3,542	1,184

Net decrease in cash and cash equivalents	(340)	(1,315)
Cash and cash equivalents
Beginning	557	1,817

Ending	$217	$502

Supplemental Non-Cash Investing and Financing Activities:
Licensed intangible assets financed by settlement obligations	$3,194	$—
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
     Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods, the Company uses a 21 business day per month reporting cycle. As such, the information presented in the Form 10-Q is for the three month and nine month periods January 31, 2007 through April 30, 2007, August 1, 2006 through April 30, 2007, January 31, 2006 through April 30, 2006 and August 1, 2005 through April 30, 2006, respectively. As such, the three month period contains 63 business days and the nine month period contains 189 business days.
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics DE, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2006, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 16, 2006 (the “Annual Report”).
Note 2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in the Annual Report. In the first nine months of fiscal 2007, no significant accounting policies were changed with the exceptions of Segment Information and Accounting for the Settlement Agreement as discussed below.
Reclassifications: Certain reclassifications have been made to the prior year financial statements and to the financial statements for the nine months ended April 30, 2007 to conform with the current quarter presentation. Total assets, total liabilities and net income were not affected.
Segment information: Segment information has been changed and is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods.
During the second and third quarters of fiscal 2007, the Company eliminated the Synergetics and Synergetics East segments. Valley Forge Scientific, the former Synergetics East segment, has been fully integrated into Synergetics. This integration includes the sales of the Malis® AdvantageTM by the Synergetics’ neurosurgery sales force, the management of the two major Valley Forge customer relationships by the Synergetics’ marketing department and the assembly of the irrigation module at the O’Fallon, Missouri plant. This integration effort was designed to improve the alignment of strategies and objectives between neurosurgery sales, marketing and production; provide more timely and rational allocation of resources within the Company and focus on long-term planning efforts on key objectives and initiatives.

Accounting for Settlement Agreement: During the third quarter of fiscal 2007, the Company entered into a Settlement Agreement with Iridex Corporation where the parties agreed to a cross-licensing agreement in exchange for the dismissal of all pending lawsuits between the parties. The cross licensing agreement was valued pursuant to Statement of Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The fair value of the two intangible assets acquired was measured based upon the future royalty stream that would have been due to Iridex to utilize two of its patents. This fair value was then limited to the net present value of the payment stream due to Iridex discounted at 8%. The intangible assets’ value is then amortized to income based upon the remaining life of the patents. The Company paid $2.5 million to Iridex on April 16, 2007 and the remaining net present value of the obligation is reflected on the Company’s balance sheet as Settlement obligation.
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
     The unaudited pro forma results, assuming the reverse merger with Valley Forge had occurred at August 1, 2005, would have yielded the following results (dollars in thousands, except per share data):

Nine Months
Ended
April 30, 2006
Net sales	$28,337
Net income	2,324
Basic earnings per share	0.12
Diluted earnings per share	0.12
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
     Net sales to Codman amounted to approximately $1,648,000 for the three month period ended April 30, 2007, $2,144,000 for the three month period ended April 30, 2006, $4,958,000 for the nine month period ended April 30, 2007 and $4,020,000 for the period from September 22, 2005 through April 30, 2006, respectively. This represented 14.4, 20.5, 15.1 and 14.6 percent of net sales for the three months ended April 30, 2007 and April 30, 2006 and for the nine months ended April 30, 2007 and April 30, 2006, respectively.
Note 5. Stock-Based Compensation
Stock Option Plans
     The following table provides information about awards outstanding at April 30, 2007:

	Nine Months Ended April 30, 2007
		Weighted-
		Average	Weighted-
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding, beginning of period	416,750	$1.98	$1.64
For the period from August 1, 2006 through April 30, 2007:
Granted	55,000	$3.72	$2.98
Forfeited	(4,590)	$(1.09)	$(0.91)
Exercised	—	$—	$—

Options outstanding, end of period	467,160	$2.08	$1.71

Options exercisable, end of period	400,625	$2.29	$1.88
     The 55,000 options granted during the nine months ended April 30, 2007 were 40,000 independent director’s options which vest immediately and therefore the Company recorded $119,200 of compensation expense with respect to these options and 15,000 options granted to the Chief Executive Officer as his fiscal year 2006 bonus. The fair value of options granted during the nine months ended April 30, 2006 was determined at the date of the grant using a Black-Scholes options-pricing model and the following assumptions:

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
Restricted Stock Plans
     Under our 2001 Plan, our common stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five year vesting period or at the end of the fifth year. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the nine months ended April 30, 2007, shares granted were 14,922 shares. Compensation expense related to these shares was $66,000. As of April 30, 2007, there was approximately $42,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted average period of five years.
Note 6. Supplemental Balance Sheet Information
Inventories (Dollars in thousands)

	April 30,	July 31,
	2007	2006
Raw material and component parts	$6,527	$5,614
Work-in-progress	2,577	2,493
Finished goods	4,809	5,136

	$13,913	$13,243

Property and equipment (Dollars in thousands)

	April 30,	July 31,
	2007	2006
Land	$730	$730
Building and improvements	5,427	5,340
Machinery and equipment	4,233	4,196
Furniture and fixtures	609	546
Software	114	105
Construction in process	48	—

	11,161	10,917
Less accumulated depreciation	3,094	2,420

	$8,067	$8,497

Other intangible assets (Dollars in thousands)
     Information regarding the Company’s other intangible assets is as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
	April 30, 2007
Patents	$1,013	$225	$788
Proprietary know-how	4,057	640	3,417
Licensing agreements	5,834	145	5,689
Trademark	5,923	—	5,923

	$16,827	$1,010	$15,817

	July 31, 2006
Patents	$915	$184	$731
Proprietary know-how	4,057	337	3,720
Licensing agreements	140	51	89
Trademark	5,923	—	5,923

	$11,035	$572	$10,463

     Goodwill of $10,660,000 is a result of the reverse merger transaction as described in Note 3 to the unaudited financial statements. The increase in licensing agreements during the third quarter of fiscal 2007 was due to the Settlement Agreement reached with Iridex. For further information, see Footnote 2, Summary of Significant Accounting Policies and Footnote 8, Commitments and Contingencies.

     Estimated amortization expense on other intangibles for the remaining three months of fiscal year ending July 31, 2007 and the next four years thereafter is as follows (dollars in thousands):

Periods Ending July 31:	Amount

Fourth quarter of fiscal 2007	$338
Fiscal Year 2008	916
Fiscal Year 2009	890
Fiscal Year 2010	862
Fiscal Year 2011	614
Amortization expense for the nine months ended April 30, 2007 was $464,000.
Pledged assets; short and long-term debt (excluding revenue bonds payable)
     Short-term debt as of April 30, 2007 and July 31, 2006 consisted of the following:
     Revolving Credit Facilities: Under a revolving credit facility, the Company may borrow up to $7.5 million with a graduated interest rate starting at LIBOR plus 2.00 percent and adjusting each quarter based upon the Company’s leverage ratio. Borrowings under this facility at April 30, 2007 and July 31, 2006 were $6.7 million and $2.6 million, respectively. Outstanding amounts are collateralized by Synergetics’ receivables and inventory. On June 7, 2007, the Company executed an amendment to the revolving credit facility which increased the facility to $8.5 million and extended the expiration date to December 1, 2008. The amended facility has two financial covenants: a maximum leverage ratio of 3.9 times as of April 30, 2007 and a minimum fixed charge coverage ratio of 1.1 times. As of April 30, 2007, the Company’s leverage ratio was 3.88 times and the minimum fixed charge coverage ratio was 1.20 times. During the third quarter the Company’s leverage ratio increased to 3.88 times; therefore the interest rate charged will increase by 0.75 to 1.00 percentage points from the current level of LIBOR plus 2.00 percent or prime less 1%.
     Equipment Line of Credit: Under this credit facility, Synergetics may borrow up to $1.0 million, with interest at the bank’s prime lending rate. Outstanding amounts are secured by the purchased equipment. In October 2006, the Company signed a long-term loan agreement under one new bank note in the principal amount of $919,000. The Company will make principal payments of $19,173 plus interest, on a monthly basis. The effective interest rate for this note is 8.25 percent. Final payment is due on November 14, 2010. The equipment line of credit facility of $1.0 million was also renewed as of this date and borrowings under the facility at April 30, 2007 and July 31, 2006 were $210,000 and $689,000, respectively. The facility expires on October 31, 2007.
     Long-term debt as of April 30, 2007 and July 31, 2006 consisted of the following (dollars in thousands):

	April 30,	July 31,
	2007	2006
Note payable to bank, due in monthly principal installments of $1,139 plus interest at prime rate plus 1% (an effective rate of 8.25% as of January 30, 2007), remaining balance due September 2007, collateralized by a second deed of trust	$155	$165
Note payable, due in monthly installments of $509, including interest at 4.9%, remaining balance due May 2008, collateralized by a vehicle	4	9
Note payable to bank, due in monthly principal installments of $39,642 beginning November 2005 plus interest at a rate of 6.75%, remaining balance due September 30, 2008, collateralized by substantially all assets of the Company	674	1,031
Note payable to bank, due in monthly installments of $19,173 beginning December 2006 plus interest at a rate of 8.25%, remaining balance due on November 14, 2010, collateralized by substantially all assets of the Company	823	—
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00%, remaining balance of $3,038,176, including contractual interest payments, due December 2011, collateralized by the Malis® trademark	2,627	2,977

	4,283	4,182
Less current maturities	2,158	967

Long-term portion	$2,125	$3,215

Note 7. Related Party Transactions
     Notes receivable, officer-stockholder represents various loans made during and before 2001 to a principal stockholder, director and officer of the Company. The notes bear interest at rates of 4.83 percent to 6.97 percent and are payable in either quarterly installments of $3,525 or annual installments of $14,100 until the principal and accrued interest have been repaid. The notes are collateralized by 5,833 shares of the Company’s common stock. At April 30, 2007, notes receivable, officer-stockholder totaled $4,000 and all amounts are current.
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
     On October 19, 2005, Iridex Corporation (“Iridex”) filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement. This suit was captioned Iridex Corporation v. Synergetics USA, Inc., Case No. 4:05CV1916CDP. On November 2, 2006, Iridex amended the complaint to add Synergetics. Iridex filed suit against the Company and Synergetics for infringement of the Iridex Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding” (“the ‘492 patent”). Iridex alleged that Synergetics’ Quick Disconnect Laser Probes and adapter infringed its patent. It sought damages, including treble damages, and injunctive relief. On November 10, 2006, the Defendants answered the amended complaint, denied the allegations and counterclaimed. The parties subsequently filed various motions for summary judgment. On January 31, 2007, the Court ruled on some of the motions. Specifically, the Court granted the Company’s motion for summary judgment ruling that it was not the alter ego of Synergetics and dismissing the Company from the litigation. The Court also granted Iridex’s motion for summary judgment holding that the doctrine of repair did not apply in this case to limit damages. The Court denied both parties’ motions relating to whether Iridex’s claims were limited or barred by the equitable doctrine of laches and estoppel, finding that material disputes of fact precluded a ruling at the summary judgment state. Instead, the Court ruled that these issues must go to trial. On February 27, 2007, the Court ruled on the parties’ infringement-related summary judgment motions. In that order, the Court found that Synergetics’ adapter/BNC connector system infringed some of the claims of the ‘492 patent and that Iridex was entitled to partial summary judgment. The Court also found that Synergetics was entitled to partial summary judgment because other asserted claims were not infringed and because its new connector system does not infringe the ‘492 patent either literally or under the doctrine of equivalents. On March 9, 2007 the court granted Iridex’s motion for summary judgment concluding that the ‘492 patent was not invalid under the written description or enablement requirements. The court also ruled that the ‘492 patent was not invalid for anticipation but concluded that issues of fact precluded a ruling on Synergetics’ motion for summary judgment on invalidity of the patent for obviousness and that this issue must go to trial. On March 12, 2007 the court granted summary judgment to Iridex on Synergetics’ non-patent related counterclaims and ruled on some other outstanding motions in advance of the trial scheduled for April 16, 2007.
     On April 6, 2007, the parties reached a settlement of the lawsuit. Pursuant to the settlement, the parties dismissed all pending legal actions between them and agreed to cross license various patents. Pursuant to the settlement, Synergetics agreed to pay Iridex $2.5 million on April 16, 2007 and to pay $800,000 annually for five years. Additionally, the parties entered into a manufacture and supply agreement in which Synergetics obtained the right to manufacture and supply various laser probes to Iridex, which is estimated to result in approximately $3.0 million in revenues for Synergetics over the next five years.
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

Note 9. Segment Information
     As described in Note 2, the Company has concluded that it currently operates in only one business segment. In order to present information comparable with previously reported quarterly information, the Company, for informational purposes, has presented the current year financial information for it Synergetics and Synergetics East locations.

		Synergetics
	Synergetics	East	Consolidated
	Three Months Ended April 30, 2007
Net sales	$9,596	$1,886	$11,482
Operating income	(500)	453	(47)
Identifiable assets	39,435	18,830	58,265

	Three Months Ended April 30, 2006
Net sales	$7,810	$2,640	$10,450
Operating income	940	985	1,925
Identifiable assets	25,149	24,063	49,212

		Synergetics
	Synergetics	East	Consolidated
	Nine Months Ended April 30, 2007
Net sales	$27,444	$5,298	$32,741
Operating income	(186)	1,039	853
Identifiable assets	39,435	18,830	58,265

	Nine Months Ended April 30, 2006
Net sales	$21,865	$5,600	*	$27,465
Operating income	2,494	1,647	*	4,141
Identifiable assets	25,149	24,063	*	49,212

*	For the period September 22, 2005 through April 30, 2006

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
Overview
     Synergetics USA, Inc. (“Synergetics USA” or “Company”) is a Delaware corporation incorporated on June 2, 2005 in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”). Synergetics was founded in 1991. Valley Forge was incorporated in 1980 and became a publicly-held company in November 1989. Prior to the merger of Synergetics and Valley Forge, Valley Forge’s common stock was listed on The NASDAQ Small Cap Market (now known as The NASDAQ Capital Market) and the Boston Stock Exchange under the ticker symbol “VLFG.” On September 21, 2005, Synergetics Acquisition Corporation, a wholly owned Missouri subsidiary of Valley Forge, merged with and into Synergetics, and Synergetics thereby became a wholly owned subsidiary of Valley Forge. On September 22, 2005, Valley Forge reincorporated from a Pennsylvania corporation to a Delaware corporation and changed its name to Synergetics USA, Inc. Upon consummation of the merger, the Company’s securities began trading on The NASDAQ Capital Market under the ticker symbol “SURG,” and its shares were voluntarily delisted from the Boston Stock Exchange.
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
     Revenues from our ophthalmic products constituted 54.4 percent and 59.4 percent of our total revenues for the nine months ended April 30, 2007 and for the fiscal year ended July 31, 2006, respectively. Revenues from our neurosurgical products represented 36.7 percent and 33.6 percent for the nine months ended April 30, 2007 and for the fiscal year ended July 31, 2006, respectively. In addition, other revenue, which includes our pain control management, dental and ear, nose and throat (“ENT”) products was 8.9 percent and 7.0 percent of our total revenues for the nine months ended April 30, 2007 and for the fiscal year ended July 31, 2006, respectively. We expect that the relative revenue contribution of our neurosurgical products will continue to rise in 2007 as a result of our continued efforts to expand our neurosurgical product line. International revenues of $7.5 million constituted 22.8 percent of our total revenues for the nine months ended April 30, 2007. International revenues of $5.8 million constituted 21.3 percent of our total revenues for the nine months ended April 30, 2006. We expect that the relative revenue contribution of our international sales will rise in 2007 as a result of our continued efforts to expand our international distribution and our expanded neurosurgical product offerings including the Omni® ultrasonic aspirator and the Malis® AdvantageTM.
     On April 10, 2007, the Company announced that it had reached a settlement of all outstanding claims in the patent litigation suits with Iridex Corporation. The parties have entered into a Settlement Agreement and a Manufacture and Supply Agreement to resolve both lawsuits and all claims between the parties. The terms of these agreements require the dismissal of all pending legal actions between the parties, a cross licensing of various patents between the two companies, the payment of $2.5 million by Synergetics to Iridex on April 16, 2007 and $800,000 annually over the next five years. Under the Manufacture and Supply Agreement, Synergetics obtained the right to manufacture and supply various laser disposables, which could result in approximately $3.0 million in revenue for Synergetics over the next five years.
     On May 3, 2007, the Company announced the first One StepTM Chandelier for Retina Surgery. Prior to the Synergetics’ Photon™, retina surgery was performed by a surgeon who was holding a fiberoptic illuminator in one hand and an instrument in the other. With the advent of the Photon™, Synergetics introduced the concept of a single fiber being “plugged into” the sclera (the white part of the eye), thereby providing wide field intraocular illumination and freeing up the surgeon’s second hand to allow two-handed techniques. The first generation of chandeliers developed in conjunction with Dr. Carl Awh came with an inconvenient penalty; the small incision for illumination was often so small that the incision was virtually impossible to see, making it difficult for the surgeon to find the hole that he had just created for the chandelier. Synergetics announced that it has created and brought to market a “One StepTM” device, which effectively eliminates the awkwardness of the old two-step system.
     On May 10, 2007, the Company announced the launch of the largest line of 23 gauge retina surgical instruments. For the past five years, a debate has raged in retina surgery over whether cases should be done through three 20 gauge (0.89 millimeter diameter) incisions or three 25 gauge (0.50 millimeter diameter) incisions. The 20 gauge proponents point to stiffer, more maneuverable and more robust instrumentation as well as improved flow rates and minimized surgical time. The 25 gauge proponents point to no-stitch, rapid wound healing and less trauma to the eye. While the debate continues, our customers have asked us for something in the middle – 23 gauge (0.65 millimeter), which might offer the advantages of both.
     The Company is currently the exclusive distributor of the Omni® ultrasonic aspirator and the manufacturer of all related proprietary disposables used for tumor removal, bone removal and resection. Until December 1, 2005, our exclusive distribution territory consisted of the United States and Canada. Beginning December 1, 2005, in addition to the territories of the United States and Canada, we also have exclusive distribution rights to the territories of Australia and New Zealand, most of Europe with the exception of Spain and Portugal, Latin America and the northern part of South America. During the second quarter of 2006, the manufacturer of the Omni®’s regulatory auditors recommended that its CE mark (“Conformity European” which is a means to demonstrate compliance with a series of medical device directives in the European countries) be extended to the Omni®. Therefore, the Company has the ability to market the Omni® and accessories in the European Union and other countries that accept the CE certification. In addition to our efforts to expand the installed base of Omni® units, we are working to expand our disposables and follow-on product offerings. Working jointly with leading neurosurgeons, we have developed, are in the process of obtaining patents for and are manufacturing, proprietary disposable ultrasonic tips and tubing sets for use with the Omni® ultrasonic aspirator. We expect these new offerings will expand and enhance the Omni® product category.
     We anticipate that the Company is strategically positioned for future growth of our neurosurgical product line, and we expect that the relative revenue contribution of our neurosurgical products will increase in fiscal 2007.
New Product Sales
     The Company’s business strategy has been, and is expected to continue to be, the development and marketing of new technologies for the ophthalmic, and neurosurgical and ENT markets. New products, which management defines as products introduced within the prior 24-month period, accounted for approximately 9.3 percent of total sales for the Company on a consolidated basis for the nine months ended April 30, 2007, approximately $3.0 million. For the nine months ended April 30, 2006, new products accounted for approximately 18.4 percent of total net sales for the Company, or approximately $5.0 million. Our past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by the Company. Since August 1, 2006, the Company has introduced over 50 new products to the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.

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
Pricing Trends
     Through its strategy of delivering new and higher quality technologies, the Company has been generally able to maintain the average selling prices for its products in the face of downward pricing pressure in the healthcare industry. However, in the third fiscal quarter, the Company experienced pricing pressure on both its ophthalmic and neurosurgical capital equipment versus its competitors.
     Competition in the medical device markets and governmental healthcare cost containment efforts, particularly in the United States, has negatively impacted the prices medical device manufacturers received for their products. The Company should be less impacted by this negative pressure than other manufacturers in the industry because its products are primarily used for non-discretionary, life or eyesight threatening procedures.
Results Overview
     During the fiscal quarter ended April 30, 2007, we had net sales of $11.5 million, which generated $6.5 million in gross profit, an operating loss of $47,000 and net loss of $92,000, or $0.00 earnings per share. During the three months ended April 30, 2006, we had net sales of $10.5 million, which generated $6.8 million in gross profit, operating income of $1.9 million and net income of $1.1 million, or $0.05 earnings per share. During the nine months ended April 30, 2007, we had net sales of $32.7 million, which generated $19.4 million in gross profit, operating income of $853,000 and net income of $466,000, or $0.02 earnings per share. During the nine months ended April 30, 2006, we had net sales of $27.5 million, which generated $17.8 million in gross profit, operating income of $4.1 million and net income of $2.5 million, or $0.13 per share. The financial results of Valley Forge and the shares issued in the reverse merger have only been included from the day following the date of the consummation of the merger through the end of the nine months ended April 30, 2006. The Company had $217,000 in cash and $15.4 million in interest-bearing debt and revenue bonds as of April 30, 2007. For the nine months ended April 30, 2007, we used $903,000 in cash to fund operations and $6.2 million in investment activities, partially offset by $6.7 million provided by financing activities. We anticipate that cash flows from operations, together with available borrowings under our existing credit facilities, will be sufficient to meet our working capital, capital expenditure and debt service needs for the next twelve months. If investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow it to obtain additional capital, if necessary.
Our Business Strategy
     Our goal is to become a global leader in the development, manufacture and marketing of precision-engineered, microsurgical instruments, capital equipment and devices for use in vitreoretinal surgery and neurosurgical applications and to grow our product lines in other specialty surgical markets. We are taking the following steps toward achieving our goal:
•	Introducing new technology that can be easily differentiated from our competition;

•	Identifying microsurgical niches that may offer the prospect for substantial growth and higher profit margins;

•	Accelerating our international (including Canada) growth;

•	Utilizing the breadth and depth of knowledge, experience and resources in our research and development department;

•	Branding and marketing a substantial portion of our neurosurgical products with the Malis® trademark;

•	Continuing to develop our distribution channels including the expansion of its domestic ophthalmic sales force and development of an international direct ophthalmic sales force;

•	Continuing to grow our disposables revenue stream;

•	Introducing the Malis® AdvantageTM, the newest multifunctional bipolar electrosurgical generator, into neurosurgery;

•	Expanding the Malis® AdvantageTM, into other surgical markets;

•	Expanding the use of the Omni®, our ultrasonic aspirator, into other surgical markets, such as spinal surgery and the ENT markets; and

•	Exploring opportunities for growth through strategic partnering with other companies, such as our current relationships with Codman & Shurtleff, Inc. (“Codman”), an affiliate of Johnson & Johnson, Stryker Corporation (“Stryker”), Quantel Medical of France (“Quantel”) and Volk Optical, Inc. (“Volk”).
Results of Operations
Three Month Period Ended April 30, 2007 Compared to Three Month Period Ended April 30, 2006
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Quarter Ended April 30,
	2007	2006	% Increase
Ophthalmic	$6,594	$5,959	10.7%
Neurosurgery	3,913	3,651	7.2%
Other	975	840	16.1%

Total	$11,482	$10,450	9.9%

     Ophthalmic sales growth was 10.7 percent from the third quarter of fiscal 2006. Domestic sales increased 4.8 percent while international sales increased 18.8 percent. The recent restructuring of the domestic sales organization is ongoing and there remain open territories. In addition, the Company continues to train its new territory managers. The recovery from the disruption of distribution in a major European market is complete as indicated by the sales growth during the current quarter.
     Neurosurgery net sales during the third fiscal quarter of 2007 were 7.2 percent greater than the third quarter of fiscal 2006. Domestic sales increased 35.6 percent and international sales increased 143.1 percent, offset by a decrease in sales to Codman of 23.1 percent. The increases in domestic and international were primarily attributable to the sales in the core technology area of Omni® power ultrasonic aspirators, the Malis® AdvantageTM and their related disposables. The Company expects that sales of these products will continue to have a positive impact on net sales for the remainder of fiscal 2007.
     Other net sales during the third fiscal quarter of 2007 grew 16.1 percent compared to the third fiscal quarter of 2006, primarily attributable to sales to Stryker in the pain control market, sales of the BiDent® electrosurgical generator and its related disposables in the dental market and sales to the ENT market.

     The following table presents domestic and international net sales (dollars in thousands):

	Quarter Ended April 30,
	2007	2006	% Increase
United States	$8,360	$8,244	1.4%
International (including Canada)	3,122	2,206	41.5%

	$11,482	$10,450	9.9%

     Domestic sales for the third quarter of fiscal 2007 compared to the same period of fiscal 2006 were primarily flat as increases in domestic ophthalmology and neurosurgery were offset by a decrease in sales to Codman. International sales growth for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was primarily attributable to the sales in the core technology areas of Omni® power ultrasonic aspirators, the Malis® AdvantageTM and their related disposables. The Omni® power ultrasonic aspirator received the CE (“Conformity European”) mark during the second quarter of fiscal 2006, thus allowing the Company to begin selling these medical devices into European countries that require the CE mark registration.
Gross Profit
     Gross profit as a percentage of net sales was 57.0 percent in the third quarter of fiscal 2007 compared to 65.4 percent for the same period in fiscal 2006. Gross profit as a percentage of net sales from the third quarter of fiscal 2007 to the third quarter of fiscal 2006 decreased more than eight percentage points, primarily due to the change in mix toward higher Synergetics’ neurosurgery and international sales, pricing pressure on both ophthalmic and neurosurgical capital equipment and additional costs experienced in manufacturing some of the Company’s new and yet to be introduced products and product redesigns. The Company anticipates that our margins will improve as experience is gained in manufacturing recently added products and product redesigns, since initial production runs for new products typically involve a learning curve.
Operating Expenses
     Research and development (“R&D”) as a percentage of net sales was 4.8 percent and 4.2 percent for the third quarter of fiscal 2007 and 2006, respectively. R&D costs increased to $548,000 in the third quarter of fiscal 2007 from $444,000 in the same period in fiscal 2006, reflecting an increase in costs associated with new products and an increase in spending on active, new product projects focused on areas of strategic significance. Synergetics’ pipeline included approximately 85 active, major projects in various stages of completion as of April 30, 2007. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company has invested in R&D at a rate of 5.7 percent of net sales over the past twelve months.
     Selling, general and administrative expenses (“SG&A”) increased by $1.6 million to approximately $6.0 million during the third quarter of fiscal 2007 compared to approximately $4.5 million during the third quarter of fiscal 2006. The percentage of SG&A to net sales increased from 42.8 percent for the third quarter of fiscal 2006 to 52.6 percent for the third quarter of fiscal 2007. Selling expenses, which consist of salaries, commissions and royalties, the largest component of SG&A, increased approximately $451,000 to $2.6 million, or 22.9 percent of net sales, for the third quarter of fiscal 2007, compared to $2.2 million, or 20.9 percent of net sales, for the third quarter of fiscal 2006. This increase was not only due to increased royalties on a higher level of sales but was also due to an investment Synergetics made in its ophthalmic sales force as it continues to expand both domestic and international distribution of $87,000. Selling headcount increased by 16.0 percent from April 30, 2006 to April 30, 2007. General and administrative headcount increased approximately 22.2 percent over that same timeframe, which resulted in an increase in general salaries and benefits of approximately $67,000 in the third quarter of fiscal 2007, compared to the third quarter of fiscal 2006. The Company’s legal expenses increased by $681,000 during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 as the cost associated with the Iridex lawsuit and subsequent settlement were significant during the quarter. In addition to the internal costs associated with the Company’s Sarbanes-Oxley compliance efforts, the Company also recorded an additional amount of approximately $41,000 in consulting expense.
Other Expenses
     Other expenses for the third quarter of fiscal 2007 increased 18.8 percent to $228,000 from $192,000 for the third quarter of fiscal 2006. The increase was due primarily to increased interest expense for the increased borrowings on the Company’s working capital line due to working capital needs and the payment of $2.5 million to Iridex during the third quarter of fiscal 2007.

Operating Income, Income Taxes and Net Income
     Operating loss for the third quarter of fiscal 2007 was $47,000 as compared to an operating profit of $1.9 million in the comparable 2006 fiscal period. The decrease in operating income was primarily the result of an eight percentage point decrease in gross profit margin on 9.9 percent more net sales, an increase of $104,000 in research and development costs and an increase of $1.6 million in SG&A expenses primarily related to an additional $451,000 in selling costs, $681,000 in legal costs and $188,000 in Sarbanes-Oxley consulting costs.
     The Company recorded a $143,000 credit provision on a pre-tax loss of $275,000, a 52.0 percent tax provision, compared to a 35.3 percent tax provision for the third fiscal quarter of 2006. The Company’s effective tax rate increased due to the current quarter losses decreasing the full year pre-tax income to a much smaller amount and increasing the relative proportion of the provision that is made up by the manufacturing deduction. In addition, the Company recorded a $40,000 increase in the research and experimentation credit during the quarter.
     Net income decreased by $1.2 million to a $92,000 loss for the third quarter of fiscal 2007, from $1.1 million income for the same period in fiscal 2006. Basic and diluted earnings per share for the third quarter of fiscal 2007 decreased to $0.00 from $0.05 for the third quarter of fiscal 2006. Basic weighted average shares outstanding increased from 24,090,511 to 24,219,507.
Nine Month Period Ended April 30, 2007 Compared to Nine Month Period Ended April 30, 2006
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
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Nine Months Ended April 30,
	2007	2006	% Increase
Ophthalmic	$17,823	$17,135	4.0%
Neurosurgery	12,021	8,248	45.7%
Other	2,897	2,082	39.1%

Total	$32,741	$27,465	19.2%

     Ophthalmic sales growth was 4.0 percent from the first nine months of fiscal 2006. The recovery from the disruption of distribution in a major European market was complete during the nine months ended April 30, 2007 as domestic sales and international sales grew 4.2 percent and 3.4 percent, respectively. The domestic sales organization’s recent restructuring is ongoing and there remain open territories. In addition, the Company continues to train our new territory managers.
     When comparing neurosurgery net sales of Synergetics during the first nine months of fiscal 2007 to the first nine months of fiscal 2006, 2007 sales are 45.7 percent greater than 2006 sales. Domestic sales increased 46.4 percent, international sales increased 243.3 percent, and sales to Codman increased 23.3 percent. The increases in domestic and international were primarily attributable to the sales in the core technology area of Omni® power ultrasonic aspirators, the Malis® AdvantageTM and their related disposables. We expect that sales of these products will continue to have a positive impact on net sales for the remainder of fiscal 2007.
     When comparing other net sales during the first nine months of fiscal 2007 to the first nine months of 2006, 2007 sales are 39.1 percent greater than 2006 sales, primarily attributable to a full nine months of sales as compared to the comparable period of last year which was for the period September 22, 2005 through April 30, 2006 and the sales to Stryker in the pain control market, sales of the BiDent® electrosurgical generator and its related disposables in the dental market and sales to the ENT market.

     The following table presents domestic and international net sales (dollars in thousands):

	Nine Months Ended April 30,
	2007	2006	% Increase
United States	$25,253	$21,619	16.8%
International (including Canada)	7,488	5,846	28.1%

	$32,741	$27,465	19.2%

     Domestic and international sales growth for the nine months ended April 30, 2007 compared to the comparable period in 2006 were primarily attributable to the sales in the core technology areas of power ultrasonic aspirators, the Malis® AdvantageTM and their related disposable products and other ophthalmic disposable products. The Omni® power ultrasonic aspirator received the CE mark during the second quarter of fiscal 2006, thus allowing the Company to begin selling these medical devices internationally in countries that accept the CE mark.
Gross Profit
     Gross profit as a percentage of net sales was 59.2 percent in the first nine months of fiscal 2007 compared to 64.9 percent for the same period in fiscal 2006. Gross profit as a percentage of net sales from the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 decreased approximately six percentage points, primarily due to the change in mix toward neurosurgery and international sales, pricing pressure on both ophthalmic and neurosurgical capital equipment and additional start-up costs experienced in manufacturing some of our new products and yet to be introduced products. We anticipate that our margins will improve as we gain experience in manufacturing our recently added products.
Operating Expenses
     R&D as a percentage of net sales was 6.0 percent and 4.1 percent for the first nine months of fiscal 2007 and 2006, respectively. R&D costs increased to $2.0 million in the first nine months of fiscal 2007 from $1.1 million in the same period in fiscal 2006, reflecting an increase in costs associated with new products and an increase in spending on active, new product projects focused on areas of strategic significance. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company has invested in R&D at a rate of 5.7 percent of net sales over the past twelve months.
     SG&A increased by $4.0 million to $16.5 million during the first nine months of fiscal 2007 as compared to $12.5 million during the first nine months of fiscal 2006. The percentage of SG&A to net sales increased from 45.6 percent for the first nine months of fiscal 2006 to 50.5 percent for the first nine months of fiscal 2007. Selling expenses, which consist of salaries, commissions and royalties, the largest component of SG&A, increased approximately $1.1 million to $7.6 million, or 23.3 percent of net sales, for the first nine months of fiscal 2007, compared to $6.5 million, or 23.7 percent of net sales, for the first nine months of fiscal 2006. This increase was not only due to increased royalties on an increasing amount of sales but was also due to an investment we have made in our ophthalmic sales force as we continue to expand both domestic and international distribution of $159,000. Selling headcount increased by 16.0 percent from April 30, 2006 to April 30, 2007. General and administrative headcount increased approximately 22.2 percent over that same timeframe, which resulted in an increase in general salaries and benefits of approximately $190,000 in the first nine months of fiscal 2007, as compared to the nine months of fiscal 2006. The Company’s legal expenses increased by $1.0 million during the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 as the cost associated with the Iridex lawsuit and subsequent settlement were significant during the period. In addition to the internal costs associated with the Company’s Sarbanes-Oxley compliance efforts, the Company also recorded an additional amount of approximately $333,000 in consulting expense. The increase was also impacted by approximately $705,000 of additional SG&A for the former Valley Forge for the first nine months of fiscal 2007.
Other Expenses
     Other expenses for the first nine months of fiscal 2007 increased 68.6 percent to $627,000 from $372,000 for the first nine months of fiscal 2006. The increase was due primarily to increased interest expense on the note payable to the estate of Dr. Leonard Malis and increased borrowings on the working capital line due to working capital needs and the payment of $2.5 million to Iridex during the first nine months of fiscal 2007.

Operating Income, Income Taxes and Net Income
     Operating income for the first nine months of fiscal 2007 decreased approximately 79.4 percent to $853,000 from $4.1 million in the comparable 2006 fiscal period. The decrease in operating income was primarily the result of a six percentage point decrease in gross profit margin on 19.2 percent more net sales, an increase of $841,000 in research and development costs and an increase of $4.0 million in selling, general and administrative expenses primarily related to an additional $1.1 million in selling costs, $1.0 million in legal costs, $479,000 in Sarbanes-Oxley consulting costs and $705,000 of additional SG&A for the former Valley Forge..
     Synergetics’ effective tax rate was 29.2 percent for the first nine months of 2007, as compared to 34.6 percent for the first nine months of 2006. This effective rate decrease was due to less taxable income, causing the Company’s manufacturing credit to be a greater percentage deduction from taxable income. In addition, the Company recorded an income tax credit for the re-enactment of the research and experimentation credit of $306,000 for the first nine months of fiscal 2007. The impact of this credit was due to the continuation of the research and experimentation credit in January, 2007 which had not been recorded during fiscal 2006 or the first quarter of fiscal 2007.
     Net income decreased by $2.0 million to $466,000, or 81.1 percent, from $2.5 million for the first nine months of fiscal 2007, as compared to the same 2006 period. Basic and diluted earnings per share for the first nine months of fiscal 2007 decreased to $0.02, from $0.13 for the first nine months of fiscal 2006. The decrease in earnings per share was also the result of issuing 15,960,648 shares in the merger of Synergetics and Valley Forge in the first quarter of fiscal 2006. These shares were counted as outstanding for the full 189 business days during the first nine months of 2007. Basic weighted average shares outstanding increased from 19,469,352 to 24,214,831.
Liquidity and Capital Resources
     The Company had $217,000 in cash and total interest-bearing debt and revenue bonds payable of $15.4 million as of April 30, 2007.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At April 30, 2007, the Company had 60 days of sales outstanding (“DSO”) for the three month period ending April 30, 2007 (annualized in accounts receivable), unfavorable to July 31, 2006 by two days. The Company utilized the three month period to calculate DSO as it included the current growth in sales. The increase in DSO is due to the increasing international sales by 41.5 percent.
     At April 30, 2007, the Company had 257 days sales in inventory on hand, favorable to July 31, 2006 by six days. The 257 days sales in inventory on hand at April 30, 2007 are within the Company’s anticipated levels of 250 to 275 days sales. The Company utilized the three month period to calculate inventory on hand as it included the current growth in cost of goods sold.
     Cash flows used in operating activities were $903,000 for the nine months ended April 30, 2007, compared to cash flows used in operating activities of $1.4 million for the comparable fiscal 2006 period. The decrease in cash used of $459,000 was attributable to net usage increase applicable to accounts payable and accrued expenses of $1.4 million. This net usage was to pay down accounts payable and accrued expenses utilized to support the prior quarters’ inventories build-up. Such increases were supplemented by cash provided by lower net income of approximately $2.0 million and other net working capital and other adjustment components of approximately $565,000 for the first nine months of fiscal 2007. These usages of cash were partially offset by net sources from accounts receivable of $1.2 million and inventories of $3.2 million for the first nine months of fiscal 2007. The Company has been utilizing cash from operations at a decreasing rate and expects this trend to continue.
     Cash flows used in investing activities was $3.0 million for the nine months ended April 30, 2007, compared to cash used in investing activities of $1.1 million for the comparable fiscal 2006 period. During the nine months ended April 30, 2007, the Company acquired intangible assets through the Iridex settlement agreement for $2.5 million in cash. In addition, the Company paid $315,000 in cash for the acquisition of patents, compared to $134,000 for the comparable 2006 period. Cash additions to property and equipment during the nine months ended April 30, 2007 were $230,000, compared to $2.5 million for the first nine months of fiscal 2006. Increases in cash additions in fiscal 2006 to property and equipment were primarily to support sales growth and new product launches and the facility expansion at the Company’s manufacturing facility in O’Fallon, Missouri. Cash acquired through the reverse merger with Valley Forge was $2.0 million before merger related expenses in fiscal 2006. In addition, the Company sold $50,000 in trading securities during the nine months ended April 30, 2007 and the Company paid acquisition costs in connection with such reverse merger of $494,000 during the nine months ended April 30, 2006. Other net sources of cash provided by investing activities for the nine months ended April 30, 2007 was $16,000.

     Cash flows provided by financing activities were $3.5 million for the nine months ended April 30, 2007, compared to cash provided by financing activities of $1.2 million for the nine months ended April 30, 2006. The increase of $2.3 million was applicable primarily to net increased borrowings on the lines-of-credit of $2.6 million, a decrease in principal payments on long-term debt of $361,000 and lower quarterly principal payments of $31,000 on the note payable to the estate of the late Dr. Leonard I. Malis for the acquisition of the Malis® trademark during first nine months of fiscal 2007. These increases were offset by lower proceeds from long-term debt of $298,000 and a $296,000 change in proceeds from the exercise of stock options during first nine months of fiscal 2007.
     On April 6, 2007, the parties reached a settlement of the lawsuit. Pursuant to the settlement, the parties dismissed all pending legal actions between them and agreed to cross license various patents. Pursuant to the settlement, Synergetics agreed to pay Iridex $2.5 million on April 16, 2007 and to pay $800,000 annually for five years.
     The Company had the following committed financing arrangements as of April 30, 2007:
     Revolving Credit Facility: Under the Company’s revolving credit facility, the Company could borrow up to $7.5 million at a graduated interest rate starting at LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. Borrowings under this facility at April 30, 2007 were $6.7 million. Outstanding amounts are collateralized by Synergetics’ receivables and inventory. On June 7, 2007, the Company executed an amendment to the revolving credit facility which increased the facility to $8.5 million and extended the expiration date to December 1, 2008. The amended facility has two financial covenants: a maximum leverage ratio of 3.9 times as of April 30, 2007 and a minimum fixed charge coverage ratio of 1.1 times. During the third fiscal quarter, the Company’s leverage ratio increased to 3.88 times; therefore, the interest rate charged will increase by 0.75 to 1.00 percentage points from the current level of LIBOR plus 2.00 percent or prime less 1%.
     Equipment Line of Credit: Under this credit facility, Synergetics may borrow up to $1.0 million, at an interest rate of the lender’s prime lending rate. Outstanding amounts are secured by the equipment purchased under this line. The effective interest rate for this note is 8.25 percent. Borrowings under this facility at April 30, 2007 and July 31, 2006 were $210,000 and $689,000, respectively. Subsequent to the end of the first quarter of fiscal 2007, the amount of the equipment line of credit for period end July 31, 2006 was transferred to a long-term note payable. Starting in December 2006, the Company will make principal payments of approximately $20,000 plus accrued interest for the next 48 months. The line of credit was renewed at $1.0 million and will expire October 31, 2007.
          In addition, the Company has a commitment for a $2.5 million foreign receivables line of credit at the prime interest rate which is expected to close next week. Outstanding amounts will be collateralized by the Company’s foreign receivables and the assignment of a credit insurance policy. This credit facility will expire on June 4, 2008 and is cross-defaulted with the other lines.
     Management believes that cash flows from operations, together with available borrowings under its new credit facilities will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months.
Critical Accounting Policies
     The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2006. In the first nine months of fiscal 2007, there were no changes to the significant accounting policies.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     At April 30, 2007, the Company had a revolving credit facility and an equipment line of credit facility in place. The Company’s revolving credit facility had an outstanding balance of $6.7 million at April 30, 2007 and its equipment line of credit facility had an outstanding balance of $210,000 at April 30, 2007. The equipment line of credit facility bears interest at the bank’s prime lending rate. The revolving credit facility bears interest at LIBOR plus 2.00 percent adjusting each quarter based upon the Company’s leverage ratio. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates and credit risk. As the Company’s leverage ratio has increased during the quarter, the interest expense on the revolving credit facility will increase by 0.75 percent to 1.00 percent. Assuming the current levels of borrowings at variable rates and a one-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense for the year will increase by approximately $70,000 for fiscal year ending July 31, 2007. The Company does not perform any interest rate hedging activities related to its credit facilities.

     Additionally, the Company has exposure to foreign currency fluctuation through export sales to international accounts. Approximately 5.0 percent of our sales revenue is denominated in foreign currencies, we estimate that a change in the relative strength of the U.S. dollar to foreign currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to foreign currency.
Item 4 — Controls and Procedures
     We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2007, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
During the fiscal quarter ended April 30, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1 — Legal Proceedings
     On February 11, 2004, Synergetics, the Company’s wholly-owned subsidiary, filed an action against two ex-employees, in which Synergetics alleged that the Defendants, among other things, misappropriated trade secrets, intentionally interfered with Synergetics’ business relationships, and breached confidentiality contracts. Synergetics subsequently amended the complaint to add claims of fraud and breach of fiduciary duty. The suit was brought in the United States District Court, Eastern District of Missouri and was captioned Synergetics, Inc. v. Charles Richard Hurst, Jr. and Michael McGowan, Case No. 4:04-CV-318DDN. On August 10, 2005, Defendants answered and filed counterclaims alleging tortious interference with business relationships and seeking a declaration that Defendants had not misappropriated any confidential information or trade secrets of Synergetics. After the Court transferred Defendants’ counterclaim for tortious interference to New Jersey (where it was subsequently dismissed by Defendants), trial began on September 12, 2005, and on September 20, 2005 the jury returned a verdict in favor of Synergetics. On December 9, 2005, the Court, consistent with the jury’s findings, entered the judgment awarding Synergetics $1,759,165 in compensatory damages against Defendants, and $293,194 in punitive damages against Hurst and $293,194 in punitive damages against McGowan. The Court also granted Synergetics certain injunctive relief against Defendants and awarded costs from the litigation in the amount of $22,264. On January 9, 2006, Defendants filed a notice of appeal and on February 5, 2007, the Eight Circuit Court of Appeals rejected their contentions and affirmed the judgment in all respects. Synergetics has ongoing collection efforts against the Defendants. On December 8, 2006, Defendants moved to vacate the judgment asserting that the judgment was obtained through the misconduct of witness tampering. A hearing on this motion is scheduled for June 11, 2007. Synergetics denies that it committed any misconduct and intends to vigorously defend against the allegations. The Company will indemnify Mr. Scheller against any potential liability he may incur in this matter pursuant to the terms and conditions of its by-laws.
     On October 19, 2005, Iridex Corporation (“Iridex”) filed suit in the United States District Court, Eastern District of Missouri against the Company for patent infringement. This suit was captioned Iridex Corporation v. Synergetics USA, Inc., Case No. 4:05CV1916CDP. On November 2, 2006, Iridex amended the complaint to add Synergetics. Iridex filed suit against the Company and Synergetics for infringement of the Iridex Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding” (“the ‘492 patent”). Iridex alleged that Synergetics’ Quick Disconnect Laser Probes and adapter infringed its patent. It sought damages, including treble damages, and injunctive relief. On November 10, 2006, the Defendants answered the amended complaint, denied the allegations and counterclaimed. The parties subsequently filed various motions for summary judgment. On January 31, 2007, the Court ruled on some of the motions. Specifically, the Court granted the Company’s motion for summary judgment ruling that it was not the alter ego of Synergetics and dismissing the Company from the litigation. The Court also granted Iridex’s motion for summary judgment holding that the doctrine of repair did not apply in this case to limit damages. The Court denied both parties’ motions relating to whether Iridex’s claims were limited or barred by the equitable doctrine of laches and estoppel, finding that material disputes of fact precluded a ruling at the summary judgment state. Instead, the Court ruled that these issues must go to trial. On February 27, 2007, the Court ruled on the parties’ infringement-related summary judgment motions. In that order, the Court found that Synergetics’ adapter/BNC connector system infringed some of the claims of the ‘492 patent and that Iridex was entitled to partial summary judgment. The Court also found that Synergetics was entitled to partial summary judgment because other asserted claims were not infringed and because its new connector system does not infringe the ‘492 patent either literally or under the doctrine of equivalents. On March 9, 2007 the court granted Iridex’s motion for summary judgment concluding that the ‘492 patent was not invalid under the written description or enablement requirements. The court also ruled that the ‘492 patent was not invalid for anticipation but concluded that issues of fact precluded a ruling on Synergetics’ motion for summary judgment on invalidity of the patent for obviousness and that this issue must go to trial. On March 12, 2007 the court granted summary judgment to Iridex on Synergetics’ non-patent related counterclaims and ruled on some other outstanding motions in advance of the trial scheduled for April 16, 2007.
     On April 6, 2007, the parties reached a settlement of the lawsuit. Pursuant to the settlement, the parties dismissed all pending legal actions between them and agreed to cross license various patents. Pursuant to the settlement, Synergetics agreed to pay Iridex $2.5 million on April 16, 2007 and to pay $800,000 annually for five years. Additionally, the parties entered into a manufacture and supply agreement in which Synergetics obtained the right to manufacture and supply various laser probes to Iridex, which is estimated to result in approximately $3.0 million in revenues for Synergetics over the next five years.
     On January 10, 2006, Synergetics filed a suit in the United States District Court, Eastern District of Pennsylvania against Innovatech and Peregrine for infringement of U.S. Patent No. 6,984,230, and on April 25, 2006 the Court permitted Synergetics to amend its complaint to add Iridex as well. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd., et al., Case No. 2:06-cv-00107. In April, 2007 Peregrine Surgical, Ltd. and Iridex, were dismissed from the case pursuant to the settlement agreement referenced above. The remaining defendant, Innovatech, has asserted by way of affirmative defenses or counterclaims, inter alia, that it does not infringe the patent, that the patent is invalid, and that Synergetics engaged in inequitable conduct rendering the patent unenforceable. Innovatech has also counterclaimed for alleged violations of the Lanham Act, 15 U.S.C. § 1125 and for violation of the Sherman Act, 15 U.S.C. 1 and § 2. Innovatech has also added the Company to the litigation as a counterclaim defendant. Synergetics does not believe the patent is invalid, or that it engaged in inequitable conduct or conduct that violated the Lanham Act or the Sherman Act, and intends to vigorously defend against the allegations.
     On November 8, 2006, Synergetics filed a suit against Peregrine in the United States District Court for the Eastern District of Missouri in a case captioned, Synergetics, Inc. v. Peregrine Surgical, Case No. 4:06-cv-1632-DDN. Synergetics asserted infringement of the ‘998 patent and trade secret misappropriation. On February 1, 2007, Peregrine answered and denied the allegations. Peregrine also, on February 14, 2007, moved for a partial summary judgment. Peregrine asserted that it did not infringe the patent either literally or under the doctrine of equivalents. On May 30, 2007, the parties entered into a settlement agreement for dismissal of the litigation and resolution of the current dispute.
     In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of April 30, 2007, the Company has no litigation reserve recorded.
Item 1A — Risk Factors
     The Company’s business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report of Form 10-K for the fiscal year ended July 31, 2006. In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that, except as otherwise disclosed in this Item 1A, there have been no material changes to the Company’s risk factors since the date of filing the Annual Report.
     In our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, we disclosed the following risk factor:

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
     During the third quarter of fiscal 2007, as disclosed elsewhere in this Form 10-Q, the Company and Iridex entered into a Settlement Agreement. As such, the foregoing risk factor shall be revised by deleting the last paragraph of the risk factor.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3 — Defaults upon Senior Securities
None
Item 4 — Submission of Matters to a Vote of Security Holders
None
Item 5 — Other Information
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2007.
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
Trademark Acknowledgements
Synergetics, Malis, Omni and Bident are our registered trademarks. PHOTON, DualWave, COAG, Advantage, Microserrated, Microfiber, Solution, Tru-Micro, DDMS, Krypotonite, Diamond Black, Bullseye, Spetzler Claw, Spetzler Micro Claw, Spetzler Open Angle Micro Claw, Spetzler Barracuda, Spetzler Pineapple, Axcess, Veritas and Bi-Safe product names are our trademarks. All other trademarks or tradenames appearing in the Form 10-Q are the property of their respective owners.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SYNERGETICS USA, INC. (Registrant)

June 8, 2007	/s/ Gregg D. Scheller Gregg D. Scheller, President and Chief
Executive Officer (Principal Executive
Officer)

June 8, 2007	/s/ Pamela G. Boone

Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)