Form 10-K
period 2007-07-31
SYNERGETICS USA INC
filed 2007-10-15
CIK 836429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2007 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 001-10382
SYNERGETICS USA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5715943

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3845 Corporate Centre Drive
O’Fallon, Missouri	63368

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (636) 939-5100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check market if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported by The Nasdaq Stock Market as of January 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $89,505,068.
At October 12, 2007, there were 24,265,500 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders, expected to be held on December 6, 2007, are incorporated by reference into Part III of this Form 10-K where indicated.

SYNERGETICS USA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2007

SYNERGETICS USA, INC.
STATEMENT REGARDING FORWARD-LOOKING INFORMATION
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or the negative of these terms and similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties are discussed in Part I, Item 1A. “Risk Factors.”
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

The Company designs, manufactures and markets precision-engineered, microsurgical instruments, medical capital equipment and other medical devices primarily for use in ophthalmic surgery and neurosurgical applications. Its products are designed and manufactured to support micro or minimally invasive surgical procedures. In addition, it also designs and manufactures disposable and non-disposable supplies and accessories for use with these products. During the second and third quarters of fiscal 2007, the Company eliminated the Synergetics and Synergetics East segments. Valley Forge, the former Synergetics East segment, has been fully integrated into Synergetics. This integration includes the sales of the Malis® AdvantageTM electrical surgical generator by the Synergetics’ neurosurgery sales force, the management of the two major Valley Forge customer relationships by the Synergetics’ marketing department and the assembly of the irrigator module at the O’Fallon, Missouri plant. This integration effort was designed to improve the alignment of strategies and objectives between neurosurgery sales, marketing and production; provide more timely and rational allocation of resources within the Company and focus our long-term planning efforts on key objectives and initiatives. The Company has not restated earlier periods in connection with the change in segment reporting. Information regarding segment reporting under the previous definition is included in Note 15 to the consolidated audited financial statements.
Revenues from our ophthalmic products constituted 53.2%, 59.4% and 81.5% of our total revenues in fiscal 2007, 2006 and 2005, respectively. Revenues from our neurosurgical products represented 38.2%, 33.6% and 18.5% of our total revenues in fiscal 2007, 2006 and 2005, respectively. In addition, other revenue from our pain control management, dental and ear, nose and throat (“ENT”) products was 8.6% and 7.0% of our total revenues in fiscal 2007 and 2006. We expect that the relative revenue contribution of our neurosurgical products will continue to rise in 2008 as a result of our continued efforts to expand our neurosurgical product line. International revenues of $10.7 million, $8.2 million and $5.4 million constituted 23.0%, 21.3% and 24.8% of our total revenues in fiscal 2007, 2006 and 2005, respectively. We expect that the relative revenue contribution of our international sales will rise in 2008 as a result of our continued efforts to expand our international distribution and our expanded neurosurgical product offerings including the Sonopet Omni® ultrasonic aspirator and Malis® AdvantageTM electrosurgical generator.
Other Recent Events
On September 11, 2007, the Company announced it had entered into two new distribution agreements with Volk Optical, Inc., granting the Company rights over the next three years to sell Volk’s products to vitreoretinal surgeons in the United States. These agreements cover Volk’s line of ophthalmic lenses, used for detailed examination and treatment of the retina, and grants the Company the exclusive right to sell Volk’s new Optiflex™ Surgical Assistant. This new vitreoretinal system, compatible with all leading surgical microscopes, enhances the surgeon’s visual ability with precision focus and control.
On August 1, 2007, the Company negotiated a one year extension to the October 25, 2004 Supply and Distribution Agreement with Stryker Corporation and increased the minimum purchase obligation per year for the remaining contract period through December 31, 2010. Net sales to Stryker amounted to approximately $3.0 million for the fiscal year ended July 31, 2007 which represents 6.6% of net sales for that time period.
On August 1, 2007, the Company entered into a three year employment agreement with Pamela G. Boone, the Company’s executive vice president and chief financial officer.
Strategy
Our goal is to become a global leader in the development, manufacture and marketing of precision-engineered, microsurgical instruments and capital equipment for use in ophthalmic surgery and neurosurgical applications and to grow our product lines in other specialty surgical markets. We are taking the following steps toward achieving our goal:

•	Introducing new technology that easily differentiates our products from our competition;
•	Identifying microsurgical niches that may offer the prospect for substantial growth and higher profit margins;

•	Accelerating our international growth;
•	Utilizing the full breadth and depth of knowledge, experience and resources of our research and development department;
•	Branding and marketing a substantial portion of our neurosurgical and ENT products with the Malis® trademark;
•
Continuing to develop our distribution channels, including the expansion of our domestic ophthalmic, neurosurgical and ENT sales forces, development of an international direct ophthalmic sales force and continued expansion of our international neurosurgical distributor relationships;

•	Continuing to grow our disposables revenue stream across our product lines;
•	Expanding the PhotonTM product line into other surgical markets, such as neurosurgery, ENT and general surgery markets;
•	Continuing penetration of the Malis® AdvantageTM, our newest multifunctional bipolar electrosurgical generator, into the neurosurgery market;
•
Developing the Malis® AdvantageTM applications with our new proprietary single-use, hand-switching bipolar instruments with enhanced features and functionality further into the neurosurgical market and into other surgical markets such as spine, ENT and plastic markets;

•
Expanding the use of the Malis® AdvantageTM into other surgical markets as its increased power and functionality allows the surgeon to perform functions similar to traditional monopolar systems without the inherent safety limitations;

•	Expanding the use of the Omni®, our ultrasonic aspirator, into other surgical markets, such as spine and the ENT markets;
•	Exploring opportunities for growth through strategic partnering with other companies, such as our current relationships with Codman & Shurtleff, Inc. (“Codman”), an affiliate of Johnson & Johnson; and
•	Exploring opportunities for growth through strategic, accretive mergers or acquisitions.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Our Business Strategy” for further discussion.

Products and Services
The following table presents net sales by medical field (dollars in thousands):

	Years Ended July 31,
	2007	2006*	2005
Ophthalmic	$24,433	$22,730	$17,752
Neurosurgery	17,552	12,824	4,040
Other	3,960	2,692	—

TOTAL	$45,945	$38,246	$21,792

*	For 2006, this tabular information includes the net sales of Valley Forge from September 22, 2005 through July 31, 2006
Ophthalmic and Vitreoretinal Surgical Market
Various diseases of the eye, including trauma to the eye, can lead to a damaged retina. Conditions associated with retinal detachment often require surgical treatment in order to prevent vision loss. These conditions include proliferative diabetic retinopathy, macular holes, macular puckers and traumatic eye injuries. Vitreoretinal surgery involves the removal of damaged tissue from the eye caused by disease or injury that interferes with normal vision. This surgery is generally performed on the posterior portion of the eye surrounding the retina through incisions made near the front of the eye. The retinal surgeon needs a variety of different instruments and capital equipment to perform the surgery, such as a vitreous cutter to remove the vitreous from the eye, a light source and an illuminator to illuminate the eye, a laser and a laser probe which delivers a high-intensity light, and other microsurgical instruments including forceps, scissors and picks, many of which are offered by the Company.
The Company estimates there are approximately 2,200 practicing retinal surgeons in the United States and an additional 5,000 throughout the rest of the world. It is estimated that approximately 500,000 vitrectomies are performed each year in the United States and 1.2 million vitrectomies are performed throughout the rest of the world.
Through Synergetics, the Company initially engineered and produced prototype instruments designed to assist retinal surgeons in treating acute subretinal pathologies such as histoplasmosis and age-related macular degeneration. Synergetics developed a number of specialized lines of finely engineered microsurgical instruments, which today have grown to comprise a product catalogue of over 1,400 retinal surgical items including scissors, retractors, cannulas, forceps and other reusable and disposable surgical instruments. During fiscal 2006, the Company introduced disposable forceps to be utilized on reusable handles. These forceps and other instruments of this type have been widely accepted.
We are a leading supplier of 25 and 23 gauge instrumentation to the ophthalmic surgical market. A larger 20 gauge size was previously the industry standard. These microsurgical instruments enable surgeons to make smaller stitch-less incisions. However, the use of 25 and 23 gauge instrumentation limits the amount of light that can be delivered to the surgical field using traditional light sources. As such, we engineered a system solution using smaller optical fibers that, in combination with other product functionality, are capable of efficiently delivering more light to the surgical field than traditional light systems. At the same time, the device can deliver concentrated laser energy to the site to provide endophotocoagulation. This technology was introduced to operating rooms across the world with Synergetics’ release in July 2004 of our PhotonTM xenon light source for vitreoretinal illumination. These illuminators produce high output light and are able to pass laser energy, which are delivered coaxially to the surgical site through ultra-fine fiberoptic fibers. The ability of the PhotonTM to deliver both laser energy and vitreoretinal illumination through the same fiber line is unique, as is the number of accessories which can be attached to the device. These features distinguish the PhotonTM from other xenon light sources in the marketplace. We believe the PhotonTM will continue to gain acceptance in the ophthalmic surgical market as demand increases for 25 and 23 gauge instrumentation used in connection with minimally invasive surgical techniques.

In September 2006, the Company announced that the PhotonTM had been upgraded to the PhotonTM II which features an advanced gas-arc lamp that offers surgeons increased light output and a light spectrum that more closely matches the light response of the human retina. These additional features offer surgeons up to two times the apparent light levels as compared to the PhotonTM. However, the PhotonTM is available for ophthalmic surgeons who prefer the xenon light and to illuminate instruments for neurosurgical, ENT and other surgical applications.
In addition to producing our own ophthalmic and vitreoretinal surgical instruments and equipment, we entered into a three year distribution agreement in June 2006 with Quantel. This distribution agreement allows for the exclusive distribution by the Company of Quantel’s VitraTM into ophthalmic operating rooms and non-exclusive distribution into ophthalmic offices. The VitraTM is a portable laser and is compatible with the PhotonTM II illuminator. In July 2006, we shipped our first two VitraTM lasers. In September 2007, we also entered into two new distribution agreements with Volk, granting Synergetics rights over the next three years to sell Volk’s products to vitreoretinal surgeons in the United States. These agreements cover Volk’s line of ophthalmic lenses, used for detailed examination and treatment of the retina, and grant the Company exclusive rights to sell Volk’s new Optiflex™ Surgical Assistant in the U.S. This new vitreoretinal system, compatible with all leading surgical microscopes, enhances the surgeon’s visual ability with precision focus and control.
Our business continues to grow and evolve as new, minimally invasive surgical techniques are pioneered by leading vitreoretinal surgeons. As microsurgical instruments become ever smaller, new endoillumination technology is required to assist surgeons in this field. Synergetics was an early developer of cutting-edge endoillumination products and continues to be a leader in the marketplace in the design, manufacture and marketing of laser probes and fiberoptic endoilluminators.
Neurosurgery Market
There are over 120 different types of brain tumors, and more than 190,000 adults and approximately 3,400 children diagnosed with brain tumors each year. In addition to brain tumors, cerebral aneurysms, congenital malformations of the skull and vessels, excess fluid in the brain and other disorders, including those caused by trauma, can lead to neurosurgery. Neurosurgery is a medical specialty dealing with disorders of the brain, skull, spinal column, spinal cord, cranial and spinal nerves, the autonomic nervous system and the pituitary gland. The neurosurgeon needs a variety of different instruments and capital devices to perform the surgery, such as operating microscopes, ultrasonic suction devices, electrosurgical generators, computer-assisted virtual neurosurgery and other instruments, many of which are offered by the Company.
The Company estimates that there are approximately 3,100 practicing neurological surgeons in the United States and an additional 3,700 throughout the rest of the world. It is estimated that approximately 200,000 cranial procedures are performed each year in the United States, including over 51,000 craniotomies for tumor removal. In addition, over 527,000 spine surgery procedures are performed annually in the United States and a total of over one million such procedures are performed worldwide by neurosurgeons and orthopedic surgeons.
The Company has a complementary neurosurgical product line which includes the Omni® ultrasonic aspirator, an electrosurgical generator and precision neurosurgical instruments. Our neurosurgery product catalogue consists of over 300 neurosurgical items including capital equipment, disposable and reusable instruments and other disposable items.

A prominent use of the Company’s Omni® ultrasonic aspirator in neurosurgery is tumor removal. The Company distributes the Omni® aspirator console and handpieces in the United States, Canada, Australia, New Zealand, a portion of Latin and South Americas and all but two countries in Europe. The Omni® ultrasonic aspirator uses ultrasonic waves to cause vibration of a tip. The aspirator utilizes a handpiece to vibrate a tip that emulsifies bone and tissue for removal and then utilizes suction to aspirate these bone and tissue fragments. The Omni® is unique in its ability to remove bone torsionally at a 90o angle, a feature that is particularly helpful in surgery on the cranium and spine. The tips and disposable packs are manufactured at Synergetics’ facility in O’Fallon, Missouri.
In intracranial neurosurgery, a bipolar electrosurgical system is the modality of choice for tissue cutting and coagulation as compared to monopolar products. The popularity of the bipolar system is largely due to the efforts of the late Dr. Leonard I. Malis, who designed and developed the first commercial bipolar coagulator in 1955 and pioneered the use of bipolar electrosurgery for use in the brain.
The foundation of our bipolar electrosurgical system lies in our proprietary DualWaveTM technology. Using this technology, our bipolar generators are able to deliver two separate waveforms to perform the two separate and distinct functions of cutting and coagulation. With the virtual elimination of heat and electrical current spread, this technology, when used in accordance with the product instructions, can be used in direct contact with nerves, bones, blood vessels and metal implants, and we believe can be used in many areas of surgery. Our generators contain a rigidly stabilized voltage control to provide a controlled cut, using about one-fifth the power of other generators.
Our third generation electrosurgical generator is sold exclusively in neurosurgery through Codman. We are the exclusive distributor of our recently introduced fourth generation generator branded the Malis® AdvantageTM. The AdvantageTM has many features, including the ability to blend the two waveforms to perform cutting and coagulation at the same time, our new proprietary single-use, hand-switching bipolar instruments with enhanced features and functionality, a recently upgraded BurstTM software which allows the surgeon to start cutting power when the blades are in contact with the tissue, a sterilizable remote control and a user-friendly, touch screen front interface which permits easier programmability. These units have successfully completed electromagnetic compatibility and safety testing required in the United States and European Union. The registration process continues in other countries. We remain confident that we will successfully complete the process in a timely manner.
In addition, the Company has developed and released on a limited basis a line of bipolar instruments in both disposable and reusable formats, some of which will connect to all electrosurgical generators and some of which are for use only with the AdvantageTM.
Pain Control Market
The Company manufactures a lesion generator used for minimally invasive pain treatment. The pain control unit can be utilized for facet denervation, rhizotomy, percutaneous chardotomy, dorsal root entry zone lesions, peripheral neuralgia, trigeminal neuralgia and ramus communications. Pain relief is achieved by the controlled heating of the area surrounding the electrode tip. A thermosensor in the probe is used to control tissue temperature. Impedance values are displayed to guard against unsafe conditions. The system provides an electrical stimulator for nerve localization and various coagulating outputs that are selectable based on the procedures undertaken. The generator is configured for bipolar output to minimize current leakage, but is also capable of monopolar operation.
The Company supplies this lesion generator to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the Company negotiated a one year extension to the agreement and increased Stryker’s minimum purchase obligation to 300 units per year for the remaining contract period. The agreement covers the manufacture and supply of the lesion generator unit together with certain accessories

Dental Market
There are an estimated 150,000 professionally active dentists in the United States. It is estimated that approximately 80% of dentists are generalists, and approximately 20% are specialists. There are currently more than 20 different procedures authorized by the American Dental Association that are eligible for reimbursement for which bipolar surgery can be used, including the surgical treatment of gingivitis, connective tissue graft, surgical removal of residual tooth roots, crown and bridge preparation, biopsy of oral tissue, excision of cysts and tumors and surgical removal of impacted or erupted teeth. Our Bident® Bipolar Tissue Management System uses the same DualWaveTM technology used in neurosurgery, as discussed above. The Bident® Bipolar System when used in accordance with instructions allows dentists to work in direct contact with metal implants, nerves, bone and blood vessels, essentially eliminating collateral tissue damage from current spread and heat buildup. This system performs two separate functions: bipolar tissue cutting and bipolar coagulation of blood vessels, and is comprised of the electrosurgical generator, a foot pedal control, connecting cables and an array of disposable bipolar hand-held instruments, which are attached to the generator via a single use bipolar cord. Our current bipolar dental products are sold directly to dentists and through distributors.
Manufacturing and Supplies
We design, manufacture and assemble the majority of our ophthalmic and certain of our neurosurgical and ENT products in our facility in O’Fallon, Missouri. The bipolar electrosurgical generators (including the neurosurgery, pain control and dental units) are manufactured in King of Prussia, Pennsylvania. The Omni® ultrasonic aspirator, the VitraTM laser units and the Volk lenses and OptiflexTM systems are manufactured by the respective parties. Our products are assembled from raw materials and components supplied to us by third parties. Most of the raw materials and components we use in the manufacture of our products are available from more than one supplier. For some components, however, there are relatively few alternate sources of supply. However, we rely upon single source suppliers or contract manufacturers for a small portion of our disposable product line, for the production of our Omni® and for several key components of our PhotonTM branded light sources and our electrosurgical generators. Our profit margins and our ability to develop and deliver products on a timely basis may be adversely affected by the lack of alternative supply in the required timeframe.
The medical devices manufactured by us are subject to extensive regulation by governmental authorities, including federal, state and foreign governmental agencies. The principal regulator in the United States is the Food and Drug Administration (the “FDA”). Our manufacturing process is subject to the regulatory requirements of the Federal Good Manufacturing Practice Regulations as promulgated by the FDA, as well as other regulatory requirements of the FDA, which mandate detailed quality assurance and record-keeping procedures and subject us to unscheduled periodic quality system inspections. We conduct internal quality assurance audits throughout the manufacturing process and believe that we are in compliance with all applicable government regulations. At both of our manufacturing facilities, we are subjected to periodic audit procedures to and against the Medical Device Directives established by the International Standards Organization (“ISO”), the world’s largest developer of standards. In December 1998, we received certification for ISO 9002/EN 46002. ISO 9002/EN 46002 is a documented international quality system standard that documents compliance to the European Medical Device Directive. In December 2003, we were certified to ISO 13485: 1996, which replaced ISO 9002/EN 46002 as the international standard for quality systems as applied to medical devices. In March 2006, we were certified to ISO 13485: 2003, which replaced ISO 13485: 1996 as the international standard for quality systems as applied to medical devices.

In October 2005, we completed a 27,000 square foot addition to our 33,000 square foot manufacturing facility and headquarters in O’Fallon, Missouri. In July 2005, Valley Forge moved its Philadelphia manufacturing, engineering and assembly facility and the Oaks, Pennsylvania selling, general and administrative offices into a new facility located in Upper Merion Township, Pennsylvania. Effective May 1, 2005, they entered into a combination sublease and lease agreement for this facility for a term of four and one-half years for approximately 13,500 square feet of office, engineering and manufacturing space. In August 2007, we leased approximately 10,000 square feet of additional engineering and manufacturing space adjacent to our headquarters in O’Fallon, Missouri for a term of five years.
Marketing and Sales
Information with respect to the breakdown of revenue for the geographical segments is included in Note 15 to the consolidated audited financial statements.
Ophthalmic and Vitreoretinal Surgical Market
In the United States over a number of years, we have assembled a dedicated sales and marketing team. In the United States and Canada, our team sells our ophthalmic and vitreoretinal surgical products directly to end-users employing a dedicated staff of approximately 28 sales and marketing professionals. We offer over 1,400 separate catalogue items in the ophthalmic and vitreoretinal surgical markets. Our ophthalmic and vitreoretinal products include vitreoretinal instruments, fiber optic endoilluminators, laser probes, a variety of disposable and reusable instruments designed for intraocular manipulation of tissues, illumination equipment under the PhotonTM brand, laser equipment for the United States under Quantel’s VitraTM brand, an international laser unit, Volk’s line of ophthalmic lenses and its OptiflexTM Surgical Assistant and other miscellaneous products.
Internationally, we utilize a hybrid sales network comprised of direct sales representatives and distribution agreements with independent representatives to sell and distribute our ophthalmic and vitreoretinal surgical products. At July 31, 2007, we had 12 international direct sales and marketing employees and are represented by approximately 45 foreign distributors and independent sales representatives. Our ophthalmic and vitreoretinal surgical products are offered for sale in approximately 60 countries outside the United States. The terms of sale to our foreign distributors and our foreign end-user customers do not differ materially from our terms to our domestic end-user customers. Selling prices are established based upon each country’s price list.
Neurosurgery Market
In September 2005, we initiated a comprehensive reorganization of our ophthalmic and neurosurgical marketing and sales management teams. This initiative was designed to draw on our broad sales and marketing expertise developed over the years in the vitreoretinal surgical arena. We believe the sales model we have successfully employed in the ophthalmic and vitreoretinal surgical marketplace will translate well to the neurosurgery market and offer us expanded opportunities for sales growth domestically and internationally. Domestically, we currently utilize a hybrid sales network comprised of five direct sales territory managers and ten independent distributors to sell our neurosurgical products. These domestic territory managers and independent distributors are supervised by a sales manager. We rely upon 30 independent distributors to sell these products in approximately 35 countries. Internationally, we presently have one international sales manager. In addition, we have a dedicated marketing staff of four in-house individuals. The neurosurgical products we distribute include the Omni® ultrasonic aspirator and disposables, TruMicroTM instruments, Malis® AdvantageTM electrosurgical generator, Malis® disposables, Malis® cord tubing sets, Malis® bipolar forceps and miscellaneous endoscopic and MRI compatible instruments. We offer approximately 300 separate catalogue items in the neurosurgical market.

In the neurosurgery market, our bipolar electrosurgical system has been sold for over 20 years, through a distribution agreement with Codman. On January 9, 2006, the Company executed a three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories. In addition, the Company entered into a three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. Both agreements expire on December 31, 2008. Sales to Codman in the fiscal year July 31, 2007 comprised approximately 16% of sales and no other customer comprises 10% of sales.
Pain Control Market
In the pain control market, we manufacture for Stryker a lesion generator for the percutaneous treatment of pain pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement is for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the Company negotiated a one year extension to the agreement and increased the minimum purchase obligation to 300 units per year for the remaining contract period. The agreement grants Stryker exclusive worldwide marketing rights for distribution and sale of the lesion generator. The agreement also provides Stryker the right of first refusal for the distribution of certain other products in the pain control, orthopedic, ENT, craniomaxillofacial, and head and neck surgery markets.
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
Ophthalmic and Vitreoretinal Surgical Market
Our ophthalmic and vitreoretinal surgical instruments and disposables compete against manufacturers of similar products, including those sold by our major competitors, Alcon, Inc., Iridex Corporation (“Iridex”), Bausch & Lomb, Inc. and Dutch Ophthalmic Research Corp (“DORC”). Our PhotonTM xenon light source and our new PhotonTM II gas-arc light source compete against manufacturers of similar products, including those sold by Alcon, Inc. and DORC. In addition, our products compete with smaller specialized companies and larger companies that do not otherwise focus on ophthalmic and vitreoretinal surgery.
Neurosurgery Market
In neurosurgery, we develop, design and manufacture precision-engineered, microsurgical instruments. In addition, we believe we are the premier manufacturer of bipolar electrosurgical systems for use in neurosurgery. Our neurosurgery bipolar electrosurgical systems compete against manufacturers of electrosurgical systems, including the Valleylab division of Tyco Healthcare Group, LP., Kirwan Surgical Products, Inc., Erbe Elektromedizin GmbH and Aesculap including Aesculap Inc., USA and Aesculap GmbH, divisions of B. Braun Medical Inc. Our Omni® ultrasonic aspirator competes against Integra Life Sciences Holdings, Corp., the manufacturer of the CUSATM ultrasonic systems. Our neurosurgical instruments and disposables compete against manufacturers of similar products, including those sold by Integra NeuroSciencesTM. In addition, our products compete with smaller specialized companies and larger companies that do not otherwise focus on neurosurgery. Our products also compete with other technologies, such as lasers, handheld instruments and a variety of tissue removal systems designed for removing skull-based tumors. Aggressive pharmaceutical intervention could preclude the usage of our surgical products.

Pain Control Market
The lesion generator for the treatment of pain that we manufacture and supply to Stryker competes with other manufacturers of pain control devices, as well as medical practices that treat this condition with medication.
Dental Market
We believe that we are the only manufacturer of bipolar electrosurgical systems serving the dental market. Our Bident® Bipolar Tissue Management System competes with monopolar electrosurgical systems manufactured by Ellman International, Inc. and laser and other monopolar electrosurgical systems manufactured by several other companies including Parkell, Inc.
Research and Development
Our research and development primarily focuses on developing new products based on our proprietary Malis® electrosurgical generator/DualWaveTM technology, our Omni® ultrasonic aspirator and PhotonTM technology and our expertise in vitreoretinal surgery and neurosurgery. We are continually engineering new products and instrumentation, as well as enhancements to existing products, to meet the needs of surgeons in various surgical disciplines. We have entered into consultation arrangements with leading international ophthalmic surgeons, all of whom specialize in vitreoretinal procedures. In neurosurgery, we have worked closely with leading neurosurgeons to develop ultrasonic tips used with our Omni® ultrasonic aspirator and microsurgical instruments.
The Company has historically invested in leading edge research and development projects and, in fiscal 2008, we expect continued development of Malis® AdvantageTM supporting accessories; 25, 23 and 20 gauge precision instruments; 25, 23 and 20 gauge suture-less precision instruments; endoillumination and laser probes; PhotonTM supporting disposables; and other products used in conjunction with minimally invasive surgical procedures.
For the 2007 and 2006 fiscal years, the Company expended approximately $2.6 million and $1.7 million respectively, for research and development, which represents 5.6% and 4.3% of sales. For the 2005 fiscal year, Synergetics expended approximately $860,000, which represented 3.9% of net sales. We anticipate that we will continue to incur greater research and development costs in connection with the development of our products. At July 31, 2007, the Company’s pipeline included approximately 14 active, major projects in various stages of completion. The Company expects over the next few years to invest in research and development at approximately 4% to 6% of net sales per fiscal year. Substantially all of our research and development is conducted internally. In the 2008 fiscal year, we anticipate that we will fund all of our research and development with current assets and cash flows from operations. We review our research and development programs quarterly to ensure that they remain consistent with and supportive of our growth strategies.
During fiscal 2007, the Company’s research and development efforts produced 39 new catalogue items for ophthalmology. Among those items were three pieces of capital equipment, 20 new equipment accessories, five new reusable items and eight new disposables, including three new laser probes. During the same timeframe, our research and development efforts produced 30 new catalogue items for neurosurgery, including one new equipment item, one new reusable product and 28 new disposable products. New products, which management defines as products introduced within the prior 24-month period, accounted for approximately $4.3 million, or 9.3%, of total sales for the Company for fiscal 2007. For fiscal 2006, new products accounted for approximately 12% of total sales for the Company, or just over $4.6 million.

Government Regulations
The marketing and sale of our products in the United States is governed by the Federal Food, Drug and Cosmetic Act administered by the FDA, as well as varying degrees of regulation by a number of state governmental agencies.
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
All medical devices introduced into the market since 1976, which include substantially all of our products, are required by the FDA as a condition of sale and marketing to secure either a 510(k) Premarket Notification clearance or an approved Premarket Approval Application (“PMA”). A Premarket Notification clearance indicates FDA agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market before 1976 or that has received 510(k) Premarket Notification clearance. The process of obtaining a Premarket Notification clearance can take several months or years and may require the submission of limited clinical data and supporting information. The PMA process typically requires the submission of significant quantities of clinical data and manufacturing information and involves significant review costs.
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
We are also required to register with the FDA as a device manufacturer and are required to maintain compliance with the FDA’s Quality System Regulations (“QSRs”). The QSRs incorporate the requirements of Good Manufacturing Practice and relate to product design, testing, manufacturing and quality assurance, as well as the maintenance of records and documentation.
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
We have received Premarket Notification 510(k) clearance for our new multifunctional bipolar electrosurgical generator and single-use, hand-switching instruments. We also expect to file new applications during the fiscal 2008 year to cover new products and variations on existing products. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in the receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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
Patents and Intellectual Property
Our ability to compete in an effective manner depends primarily on developing, improving and maintaining proprietary aspects of our technology. As of July 31, 2007, there were dozens of pending United States patent applications that relate to our DualWaveTM bipolar electrosurgical systems, the illumination technology used in our PhotonTM branded light sources and the disposable products used with it, our ultrasonic bone cutting tips and various other reusable and disposable instruments. Our PhotonTM branded light sources are based on the combination of these patent applications, trade secrets and other know-how. Currently, we own 28 United States patents. Our current patents will begin to expire in 2012. We do not believe that the expiration of any one patent or of all of our patents over time will have a material adverse effect on our business. Other companies and entities have filed patent applications or have been issued patents relating to instruments, laser probes, endoillumination, light sources, monopolar and/or bipolar electrosurgical methods and devices.
We seek patent protection on our key technology, products and product improvements in the United States and may seek patent protection in selected foreign countries. When determined appropriate, we will enforce and defend our patent rights. In general, however, we do not rely exclusively on our patents to provide us with any significant competitive advantages as it relates to our existing product lines. We also rely upon trade secrets, know-how, continuing technological innovations and superior engineering to develop and maintain our competitive advantage. In an effort to protect our trade secrets, we generally require our consultants, advisors and most of our employees to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements typically provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances. They also contain provisions requiring these individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions.

The late Dr. Leonard I. Malis was Professor and Chairman Emeritus of Mount Sinai School of Medicine, Department of Neurosurgery and one of Valley Forge’s former directors. The Malis® trademark is a name widely recognized and respected in the neurosurgery field. Dr. Malis had traditionally licensed the Malis® trademark to Codman in connection with products sold by Codman to end users, which includes products that the Company sells to Codman. On October 12, 2005, we acquired the Malis® trademark. We paid the estate of Dr. Leonard I. Malis $159,904, which includes an imputed interest rate of 6.00%, in cash and the remainder in a $3,997,600 promissory note which will be paid in 25 equal quarterly installments of $159,904. During fiscal 2007 and 2006, we have paid $639,616 and $479,712, respectively and owe $2,506,105. We expect to pay off the note in January 2012. The promissory note is secured by a security interest in the trademark and certain of our DualWave™ patents.
Malis, Omni and Bident are our registered trademarks. Synergetics, Photon, DualWave, COAG, Advantage, Burst, Microserrated, Microfiber, Solution, TruMicro, DDMS, Krypotonite, Diamond Black, Bullseye, Claw, Micro Claw, Open Angle Micro Claw, One-Step, Barracuda, Pineapple, Axcess, Flexx, Veritas, Vivid and Bi-Safe product names are our trademarks. All other trademarks or tradenames appearing in the Form 10-K are the property of their respective owners.
Employees
At September 2007, we had approximately 333 employees. From time to time, we retain part-time employees, engineering consultants, scientists and other consultants. All full-time employees are eligible to participate in our health benefit plan. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.
Available Information
We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through our internet website at www.synergeticsusa.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
Codman currently accounts for most of our total revenue from sales of our bipolar electrosurgical generators. During the fiscal year ended July 2007, revenue from sales of our bipolar electrosurgical generators, cord tubing sets and royalty payments from Codman represented approximately 16% of the Company’s total revenue. Under our existing agreement with Codman, Codman distributes the third generation generator trademarked as the CMCTM III on an exclusive basis. Our existing agreement with Codman will expire by its own terms on December 31, 2008, unless extended by mutual agreement of the parties.

If any of our single source suppliers were to cease providing components, we may not be able to produce our products.
We rely on a single source for the supply of the ultrasonic aspirator sold in the United States and internationally under Synergetics’ Omni® brand. Net sales of Synergetics’ Omni® ultrasonic aspirators for each of our fiscal years ended July 31, 2007 and 2006 amounted to greater than 10% of total net sales for each period. Also, the manufacture of Synergetics’ PhotonTM branded light sources depend on single sources for several key components. If any of these suppliers become unwilling or unable to provide products or components in the required volumes and quality levels or in a timely manner, we would be required to locate and contract with substitute suppliers. Although we believe that alternative sources for many of these components and raw materials are available, we could have difficulty identifying a substitute supplier in a timely manner or on commercially reasonable terms and may have to pay higher prices to obtain the necessary materials. Any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified.
We have also become aware that the manufacturers of several parts used in our third generation bipolar electrosurgical generator models sold to Codman under the CMCTM III brand will no longer be manufacturing these parts in the near future. While we have arranged to purchase and maintain an adequate inventory of these parts, our efforts may not be sufficient depending on our unit sales. In order to continue to manufacture these generators, we must develop alternative sources for these parts as well as alternative parts. Alternative parts, if available, may require engineering redesign and regulatory approval before the manufacture of additional new units.
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
Our competitive position depends on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development and protect our intellectual property. We may need to develop new applications for our products to remain competitive. Technological advances, including pharmacology, by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success depends upon our ability to compete effectively against current technology, as well as respond effectively to technological advances, and upon our ability to successfully implement our marketing strategies and execute our research and development plan.
Our future results are dependent, in part, upon the successful market penetration of our fourth generation multifunctional bipolar electrosurgical generator marketed as the Malis® AdvantageTM.
Our future success, in part, is dependent upon the successful market penetration of our new multifunctional bipolar electrosurgical generator and new proprietary single-use, hand-switching bipolar instruments. We announced these products on October 8, 2005 at the 56th Annual Congress of Neurosurgeons Meeting. In fiscal 2007, our sales of the Malis® AdvantageTM represented 2.1% of the Company’s total revenue. The success of these products in the marketplace is dependent upon several factors including:

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
We cannot be certain that our current products or any other products we may develop or market will achieve or maintain market acceptance. We cannot be certain that our devices and the procedures they perform will be able to replace established treatments or that either physicians or the medical community in general will accept and utilize our devices or any other medical products that we may develop. For example, we cannot be certain that the medical community will accept our new multifunctional, electrosurgical generator and proprietary hand-switching bipolar electrosurgical instruments over traditional monopolar and existing bipolar electrosurgical generators and instruments.
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
Demand for our products may change because of evolving customer needs, the introduction of new products and technologies, the discovery of cures for certain medical problems, including pharmacology, evolving surgical practices and evolving industry standards. Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time, causing our sales and operating results to suffer. The success of our new products will depend on several factors, including our ability to:
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
Our operating results may fluctuate.
Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include, but are not limited to:
•	the introduction of new product lines;

•	product modifications;

•	the level of market acceptance of new products;

•	the timing of research and development and other expenditures;

•	timing of the receipt of orders from, and product shipments to, distributors and customers;

•	timing of capital and other selling and general expenditures;

•	changes in the distribution arrangements for our products;

•	manufacturing or supply delays;

•	the time needed to educate and train additional sales personnel;

•	costs associated with product introductions;

•	product returns; and

•	receipt of necessary regulatory approvals.

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

•
recently, there has been an FDA provided incentive for surgeons to move certain procedures from hospitals to ambulatory surgical centers, which may impact the demand for and distribution of our surgical products;

•	numerous legislative proposals have been considered that, if adopted, would result in major reforms in the United States health care system that could have an adverse effect on our business;
•	there is economic pressure to contain health care costs in international markets; and
•	there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.
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
Products we have under development are subject to FDA approval or clearance before marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and full of uncertainties. Our inability to obtain required regulatory approval or clearance on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. Additional studies may be required to gain approval or clearance for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product

Furthermore, another risk of application to the FDA relates to the regulatory classification of new products or proposed new uses for existing products. In the filing of each application, we are required to make a judgment about the appropriate form and content of the application. If the FDA disagrees with our judgment in any particular case and, for example, requires us to file a PMA rather than allowing us to market for approved uses while we seek broader approvals or requires extensive additional clinical data, the time and expense required to obtain the approval might be significantly increased or approval might not be granted. Approved and cleared products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation and labeling and promotion of medical devices.
There can be no assurance that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all.
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
Federal, state and foreign regulations, regarding the manufacture and sale of medical devices are subject to future changes. The complexity, timeframes and costs associated with obtaining marketing clearances are unknown. Although we cannot predict the impact, if any, these changes might have on our business, the impact could be material.
We may be unable to maintain our ISO certification which allows us to sell our products in the European medical market.
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
The majority of our capital equipment products require electrical safety testing, and in some cases, electromagnetic compatibility testing, as either a product registration or to gain market acceptance. The electrical safety testing and electromagnetic compatibility testing requirements may change and require us to redesign and retest our products. The complexity, timeframes and costs associated with potential redesign and retesting are unknown. Required redesign and retesting could have a material adverse effect on our business and results of operations.
Our intellectual property rights may not provide meaningful commercial protection for our products, which could adversely affect our ability to compete in the market.
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
Our competitive position depends, in part, upon unpatented trade secrets, which can be difficult to protect. Others may independently develop substantially equivalent proprietary information and techniques or gain access to our trade secrets. In an effort to protect our trade secrets, we require consultants, advisors and most of our employees to execute proprietary information agreements and certain of them to sign invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements typically provide that, except in specified circumstances, all confidential information developed or made known to the individual during the course of his or her relationship with us must be kept confidential. They typically contain provisions requiring these individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Some jurisdictions limit the enforceability and scope of these agreements and these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of the unauthorized use or disclosure of confidential information.
The medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and our competitors. Until recently, patent applications were maintained in secrecy in the United States until after the patent had been issued. Patent applications, filed in the United States after November 2000 generally will be published 18 months after the filing date. However, since patent applications continue to be maintained in secrecy for at least some period of time, we cannot assure you that our technology does not infringe any patents, patent applications held by third parties or prior patents. We have, from time to time, been notified of, or have otherwise been made aware of, claims that we are infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders may offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable.

Any claims, with or without merit, and regardless of whether we are successful on the merits, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. An adverse determination could prevent us from manufacturing or selling our products, which could have a material adverse effect on our business, results of operations and financial condition.
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
We believe our success depends on the contributions of a number of our key personnel, including Messrs. Scheller, Gampp and Malis and Ms. Boone, our Chief Executive Officer, Chief Operating Officer, Chief Scientific Officer and Chief Financial Officer, respectively. If we lose the services of key personnel, those losses could materially harm our business. We maintain key person life insurance for Messrs. Scheller, Gampp and Malis.
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
We have international suppliers of various products, including the Omni® ultrasonic aspirator console and handpieces.
We have suppliers that are located outside the United States, subjecting us to risks generally associated with contracting with foreign suppliers, including quality concerns, adverse changes in foreign economic conditions, import regulations, duties, tariffs, quotas, economic and political instability, burdens of complying with a wide variety of foreign laws and embargoes. Our reliance on international suppliers may cause us to experience problems in the timeliness and the adequacy or quality of product deliveries.
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
Provisions of our certificate of incorporation, bylaws and Delaware law may have the effect of deterring hostile takeovers or delaying or preventing changes in the control of our management, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of our shareholders to approve transactions that they may deem to be in their best interest. Also, our board of directors is divided into three classes, as nearly equal in size as practicable, with three-year staggered terms. This provision may deter a potential acquirer from engaging in a transaction with us because it will be unable to gain control of our board of directors until at least two annual meetings have been held in which directors are elected by our shareholders.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our primary office and manufacturing operations are conducted in a 60,000 square foot building owned by our wholly owned subsidiary, Synergetics Development Company, LLC, a Missouri limited liability company. The facility is located in O’Fallon, Missouri, approximately 25 miles west of St. Louis, Missouri. In August 2007, we leased approximately 10,000 square feet of additional engineering and manufacturing space adjacent to our headquarters in O’Fallon, Missouri for a term of five years.
In addition, effective May 1 2005, we leased 13,500 square feet of office, assembly and manufacturing space in King of Prussia, Pennsylvania. Through a combination sublease and lease agreement, the term of the lease was for approximately four and one-half years.
We believe that these facilities are suitable and adequate for our operations. We believe that we have the ability to generate additional production capacity using our existing manufacturing facilities.
Item 3. Legal Proceedings
On February 11, 2004, Synergetics, the Company’s wholly-owned subsidiary, filed an action against two ex-employees, in which Synergetics alleged that the defendants, among other things, misappropriated trade secrets, intentionally interfered with Synergetics’ business relationships, and breached confidentiality contracts. Synergetics subsequently amended the complaint to add claims of fraud and breach of fiduciary duty. The suit was brought in the United States District Court, Eastern District of Missouri and was captioned Synergetics, Inc. v. Charles Richard Hurst, Jr. and Michael McGowan, Case No. 4:04-CV-318DDN. On August 10, 2005, defendants answered and filed counterclaims alleging tortious interference with business relationships and seeking a declaration that defendants had not misappropriated any confidential information or trade secrets of Synergetics. After the Court transferred defendants’ counterclaim for tortious interference to New Jersey (where it was subsequently dismissed by defendants), trial began on September 12, 2005, and on September 20, 2005 the jury returned a verdict in favor of Synergetics. On December 9, 2005, the Court, consistent with the jury’s findings, entered the judgment awarding Synergetics $1,759,165 in compensatory damages against defendants, and $293,194 in punitive damages against Hurst and $293,194 in punitive damages against McGowan. The Court also granted Synergetics certain injunctive relief against defendants and awarded costs from the litigation in the amount of $22,264. On January 9, 2006, defendants filed a notice of appeal and on February 5, 2007, the Eighth Circuit Court of Appeals rejected their contentions and affirmed the judgment in all respects. Synergetics has ongoing collection efforts against the defendants. On December 8, 2006, defendants moved to vacate the judgment, asserting that the judgment was obtained through the misconduct of witness tampering. On June 11, 2007, a multi-day hearing commenced on defendants’ motion to vacate. Subsequently, on August 21, 2007, the Court issued an order denying defendants’ motion, but awarding the defendants the sum of $1,172,767 as a sanction against Synergetics. The net effect of the ruling was to reduce by approximately one-half the amount of the original judgment against defendants. On September 17, 2007, defendants filed a Notice of Appeal from the Order denying their motion to vacate. Synergetics, on September 27, 2007, cross-appealed on the portion of the Order granting the sanction. Proceedings in the appeal are ongoing.

On January 10, 2006, Synergetics filed a suit in the United States District Court, Eastern District of Pennsylvania against Innovatech and Peregrine for infringement of U.S. Patent No. 6,984,230, and on April 25, 2006 the Court permitted Synergetics to amend its complaint to add Iridex as well. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd., et al., Case No. 2:06-cv-00107. In April 2007, Synergetics reached a settlement that resulted in dismissal of all of the defendants except Innovatech. The remaining defendant, Innovatech, has denied the allegations and asserted a variety of affirmative defenses and counterclaims. Among the counterclaims, Innovatech has alleged violations of the Lanham Act, 15 U.S.C. Section 1125 and violation of the Sherman Act, 15 U.S.C. Sections 1 and 2, by Synergetics and the Company. On September 9, 2007, Synergetics moved to amend its complaints to dismiss its infringement claims, but assert claims for declaratory judgment to establish that it has not engaged in violations of the Lanham Act or antitrust laws. Innovatech has opposed the motion to add the declaratory judgment counts. The Court’s decision on the respective motions is pending.
In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of July 31, 2007, the Company has no litigation reserve recorded.
Item 4. Submission of Matters to a Vote of Security Holders
During the quarter ended July 31, 2007, no matters were submitted to a vote of our stockholders through the solicitation of proxies or otherwise.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Prior to September 22, 2005, our common stock was listed on The Nasdaq SmallCap Market (now known as The Nasdaq Capital Market) under the symbol “VLFG.” On September 22, 2005, Valley Forge changed its name to Synergetics USA, Inc. and our stock began trading under the symbol “SURG.” The Company voluntarily delisted its common stock from the Boston Stock Exchange, effective on September 22, 2005, and our common stock is now listed on The Nasdaq Capital Market.
The table below sets forth the range of high and low sales prices per share of the Company’s common stock as reported by The Nasdaq Stock Market for each of the quarterly periods within the fiscal years ended July 31, 2007 and 2006. The prices disclosed for the period ended September 21, 2005 are those of Valley Forge, as the period disclosed is pre-merger and Synergetics was a privately-held company. None of the prices shown reflect retail mark-ups, mark-downs or commissions. For current price information, you are urged to consult publicly available sources.

	High	Low
Year ended July 31, 2006
Period ended September 21, 2005	$6.70	$4.05
Period ended October 27, 2005	$5.75	$3.51
Quarter ended January 30, 2006	$6.24	$3.18
Quarter ended April 30, 2006	$8.78	$5.10
Quarter ended July 31, 2006	$8.30	$4.10
Year ended July 31, 2007
Quarter ended October 29, 2006	$5.95	$3.77
Quarter ended January 30, 2007	$4.85	$3.74
Quarter ended April 30, 2007	$5.15	$3.36
Quarter ended July 31, 2007	$4.75	$3.35

The number of shareholders of record of Synergetics USA as of October 1, 2007 was 196.
Valley Forge had not paid any dividends through the date of the merger. The Company has not paid a dividend to holders of its common stock since 1996. We currently intend to retain earnings to finance growth and development of our business and do not anticipate paying cash dividends in the near future.
STOCK PERFORMANCE GRAPH
The graph below compares the cumulative total stockholder return on an investment in our common stock, The NASDAQ Stock Market and an index of a peer group of medical companies (the “Peer Group”) for the five-year period ended July 31, 2007. The peer group is composed of four small companies whose primary business is ophthalmology: Escalon Medical Corporation, Inspire Pharmaceutical Inc., Iridex Corporation and STAAR Surgical Company. The graph assumes the value of an investment in the common stock and each index as $100 at August 1, 2001 and that all dividends were reinvested.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Not applicable.
Item 6. Selected Financial Data
The selected financial data set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The statements of income data for the years ended July 31, 2007, 2006 and 2005 and the balance sheets data as of July 31, 2007 and 2006 have been derived from audited consolidated financial statements of the Company included elsewhere in this report. The merger of Synergetics and Valley Forge was accounted for as a reverse merger, and as such, the Company is reporting the financial results of Synergetics as the accounting acquirer in the merger. The consolidated statements of income for the years ended July 31, 2004 and 2003 and the balance sheets data as of July 31, 2005, 2004 and 2003 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	For the Fiscal Years Ended July 31,
	2007	2006		2005*		2004*		2003*
	(in thousands, except per share data)
Statements of Income Data:
Sales	$45,945	$38,246		$21,792		$16,887		$13,017
Cost of Sales	18,943	14,238		8,289		6,514		4,483
Gross profit	27,002	24,008		13,503		10,373		8,534
Operating Income	1,518	5,002		2,383		1,690		1,866
Net income	845	3,081		1,458		1,094		1,091
Earnings per common share — Basic	$0.03	$0.15	**	$0.43	**	$0.32	**	$0.32	**
Earnings per common share -Diluted	$0.03	$0.15	**	$0.42	**	$0.32	**	$0.32	**

*	This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.

**
The fiscal years 2006, 2005, 2004 and 2003 have not been adjusted to reflect the 4.59 shares received by the private company shareholders at the time of the reverse merger between Valley Forge and Synergetics forming Synergetics USA, Inc.

	For the Fiscal Years Ended July 31,
	2007	2006	2005*	2004*	2003*
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents	$167	$243	$1,817	$1,540	$1,049
Current assets	24,263	21,594	12,757	9,563	7,709
Total assets	58,869	51,329	20,116	14,474	12,254
Current liabilities	13,910	8,996	3,969	2,862	1,687
Long-term liabilities	11,524	10,028	6,008	3,113	3,251
Retained earnings	9,328	8,483	5,402	3,944	2,851
Stockholders’ equity	33,435	32,305	10,139	8,499	7,316

*	This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly referred to as MD&A, is intended to help the reader understand Synergetics USA, its operations and its business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes. This overview summarizes the MD&A, which includes the following sections:
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
New Product Sales
The Company’s business strategy has been, and is expected to continue to be, the development and marketing of new technologies for the ophthalmic surgery, neurosurgery markets and ENT. New products, which management defines as products first available for sale within the prior 24-month period, accounted for approximately 9% of total sales for the Company for fiscal 2007, or approximately $4.3 million. For fiscal 2006, new products accounted for approximately 12% of total sales for the Company, or approximately $4.6 million. This growth was primarily in our capital equipment products both in the ophthalmic and neurosurgery markets. Synergetics’ past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by Synergetics. Since August 1, 2006, Synergetics has introduced 69 new catalogue items to the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.
Growth in Minimally Invasive Surgery Procedures
Minimally invasive surgery is surgery performed without making a major incision or opening. Minimally invasive surgery generally results in less patient trauma, less likelihood of complications related to the incision and a shorter recovery time. A growing number of surgical procedures are performed using minimally invasive techniques, creating a multi-million dollar market for the specialized devices used in the procedures. The Company has benefited from the overall growth in this market and expects to continue to benefit as it continues to introduce new and improved technologies targeting this market, such as its 23 and 25 gauge instrumentation and PhotonTM II gas-arc light source for the ophthalmic surgical market and our new electrosurgical generator, the Malis® AdvantageTM.
Demand Trends
Volume and mix improvements contributed to the majority of sales growth for the Company during the fiscal years ended July 31, 2007, 2006 and 2005. Ophthalmic and neurosurgical procedures volume on a global basis continues to rise at an estimated 5.0% growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in procedures volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgery market.

Pricing Trends
Through its strategy of delivering new and higher quality technologies, the Company has generally been able to maintain the average selling prices for its products in the face of downward pressure in the healthcare industry. However, competition in the markets for our electrosurgical generators and ultrasonic aspirators has negatively impacted the Company’s selling prices on these medical devices.
Our Business Strategy
Our goal is to become a global leader in the development, manufacture and marketing of precision-engineered, microsurgical instruments, capital equipment and devices for use in ophthalmic surgery and neurosurgical applications and to grow our product lines in other specialty surgical markets. Our strategy includes:
•
Introducing new technology that easily differentiates our products from our competition by capitalizing on our combined successes in delivering minimally invasive products that enable concentrated application to a surgical area with decreased impact beyond the specific desired surgical effects, resulting in improved recovery times and shorter hospital stays;

•
Identifying microsurgical niches that may offer the prospect for substantial growth and higher profit margins that allow us an opportunity to build upon our existing technologies, such as expanding the use of our products in ENT, spine surgery, plastic surgery and other forms of microsurgery;

•	Accelerating our international growth by continuing to build on our recent successes supported by Valley Forge’s long-established relationships and reputation in global markets;
•
Utilizing the full breadth and depth of knowledge, experience and resources of our research and development department to deliver precision-engineered capital equipment, instruments, acessories and disposables based on our own proprietary technologies and innovations;

•	Branding and marketing a substantial portion of our neurosurgical and ENT products with the Malis® trademark;
•
Continuing to develop our distribution channels, including the expansion of our domestic ophthalmic, neurosurgical and ENT sales forces, development of an international direct ophthalmic sales force and continued expansion of our international neurosurgical distributor relationships to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions;

•
Continuing to grow our disposables revenue stream across our product lines by focusing on the development of a full offering of disposable adjuncts, such as instruments, adapters and fiber optics, to our capital equipment offerings and emphasizing disposables designed to eliminate hospital repair costs and minimize patient-to-patient disease transfer;

•	Expanding the PhotonTM product line into other surgical markets such as neurosurgery, ENT and general surgery markets;

•	Continuing the penetration of the Malis® AdvantageTM, our newest multifunctional bipolar electrosurgical generator, into the neurosurgery market;
•
Developing the Malis® AdvantageTM applications with our new proprietary single-use, hand-switching bipolar instruments with enhanced features and functionality further into the neurosurgical market and into other surgical markets such as spine, ENT and plastic markets;

•
Expanding the use of the Malis® AdvantageTM into other surgical markets as its increased power and functionality allows the surgeon to perform functions similar to traditional monopolar systems, without the inherent safety limitations;

•
Expanding the use of the Omni®, our ultrasonic aspirator, into other surgical markets such as spine and the ENT markets as its torsional bone cutting capability allows the surgeon to perform delicate procedures safely;

•	Exploring opportunities for growth through strategic partnering with other companies, such as our current relationships with Codman; and
•
Exploring opportunities for growth through strategic, accretive mergers or acquisitions which would further expand our product offerings, distribution channels or research and development capabilities.

Results of Operations
Year Ended July 31, 2007 Compared to Year Ended July 31, 2006
Net Sales
The following table presents net sales by medical field (dollars in thousands):

	Year Ended July 31,
	2007	2006*	% Increase
Ophthalmic	$24,433	$22,730	7.5%
Neurosurgery	17,552	12,824	36.9
Other	3,960	2,692	47.1

TOTAL	$45,945	$38,246	20.1%

*	For 2006, this tabular information includes the net sales of the reverse merger with Valley Forge Scientific Corp. from September 22, 2005 through July 31, 2006
Ophthalmic sales growth was led by growth in sales of the products in Synergetics’ core technology areas including sales of the VitraTM laser. When comparing neurosurgery, net sales during the fiscal year ended 2007 were 36.9% greater than 2006 sales, primarily attributable to the sales in the core technology area of power ultrasonic aspirators, electrosurgical generators and their related disposables. The Company expects that the VitraTM laser, the Omni® ultrasonic aspirator and the Malis® AdvantageTM electrosurgical generator sales will continue to have a positive impact on net sales in fiscal 2008.

The following table presents national and international net sales (dollars in thousands):

	Year Ended July 31,
	2007	2006*	% Increase
United States (including Valley Forge)	$35,214	$30,090	17.0%
International	10,731	8,156	31.6

TOTAL	$45,945	$38,246	20.1%

*	For 2006, this tabular information reflects the net sales of the reverse merger with Valley Forge Scientific Corp.from September 22, 2005 through July 31, 2006.
United States and international sales growth was primarily attributable to the sales in core technology areas including sales of the power ultrasonic aspirators, electrosurgical generators and their related disposables. The Malis® AdvantageTM received the CE mark during the fourth quarter of our 2006 fiscal year thus allowing the Company to begin selling these medical devices internationally. During fiscal 2007, the Company continued adding distributors to its international neurosurgery sales force due to the addition of the Omni® and the Malis® AdvantageTM. As of July 31, 2007, the Company had 30 international distributors covering 35 countries.
Gross Profit
Gross profit as a percentage of net sales was 58.8% in fiscal 2007, compared to 62.8% in fiscal 2006. The reduction in gross profit as a percentage of net sales from fiscal 2006 to fiscal 2007 was attributable primarily to cost of goods sold increasing at a rate of 33.0% compared to the increased sales rate of 20.1%. Gross profit as a percentage of net sales from fiscal 2006 to fiscal 2007 decreased more than four percentage points, primarily due to the change in mix toward higher neurosurgery and international sales, pricing pressure on both ophthalmic and neurosurgical capital equipment and additional costs experienced in manufacturing some of the Company’s new and yet to be introduced products and product redesigns. The Company anticipates that our margins will improve as experience is gained in manufacturing recently added products and product redesigns, since initial production runs for new products typically involve a learning curve. In addition, the Company has implemented a cost savings initiative for fiscal 2008 which it believes will begin to have some impact on our margins by the second quarter of fiscal 2008.
Operating Expenses
Research and development (“R&D”) costs as a percentage of net sales were 5.6% and 4.3% for the fiscal years ended July 31, 2007 and 2006, respectively. R&D costs increased to $2.6 million in 2007 from $1.7 million in 2006, reflecting not only an increase in spending on active projects focused on areas of strategic significance such as the PhotonTM II, the Omni® ultrasonic aspirator and the Malis® AdvantageTM electrosurgical generator, as well as increased spending on new product development. The Company’s product development pipeline included over 14 active, major projects in various stages of completion at July 31, 2007. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company expects over the next few years to invest in R&D at a rate of approximately 4% to 6% of net sales.

Selling, general and administrative expenses (“SG&A”) increased by $5.5 million during the fiscal year ended July 31, 2007 and as a percentage of net sales was 49.8% for the fiscal year ended July 31, 2007 as compared to 45.4% for the fiscal year ended July 31, 2006. Selling expenses, which consist of salaries, commissions and direct expenses, the largest component of SG&A, increased approximately $1.7 million to $9.3 million, or 20.3% of sales, for the fiscal year ended July 31, 2007, compared to $7.7 million, or 20.0% of net sales for the fiscal year ended July 31, 2006. The increase in selling expenses as a percentage of net sales was primarily due to an increase in sales headcount by 18.9% in fiscal 2007 and due to our investment in our foreign ophthalmic direct distribution in fiscal 2007 of approximately $624,000. Legal fees increased by $1.3 million, as the cost associated with the Iridex lawsuit and subsequent settlement were significant during the 2007 fiscal year. In addition to the internal costs associated with the Company’s Sarbanes-Oxley compliance efforts, the Company also experienced an increase of approximately $427,000 primarily due to the documentation and testing of the former Valley Forge location and the Company’s continued efforts to strengthen its internal control environment. Amortization expense increased $196,000 primarily associated with the intangible assets acquired in the settlement with Iridex.
Stock-based compensation cost is measured at the grant date, based on the fair value of the award calculated using the Black-Scholes option pricing model and is recognized over the directors’ and employees’ requisite service period. The Company will continue to grant options to its independent directors and officers but has begun to use restricted stock to provide incentive compensation for its non-officer employees. As of July 31, 2007, the future compensation cost expected to be recognized under SFAS 123(R) is approximately $11,000 in 2008, $11,000 in 2009, $11,000 in 2010 and $7,000 in 2011. However, the major portion of our compensation cost arises from our stock option grants to our directors, which was recognized in the second quarter when the options were granted.
Other Expense
Other expense for the 2007 fiscal year increased 88.7% to $945,000 from $501,000 for the fiscal year ended July 31, 2006. The increase was due primarily to increased interest expense for the increased borrowings on the Company’s working capital line due to the payment of $2.5 million to Iridex during the third quarter of fiscal 2007 and an additional $83,000 in interest on the remaining $3.2 million obligation to Iridex.
Operating Income, Income Taxes and Net Income
Operating income for fiscal 2007 was $1.5 million, as compared to an operating income of $5.0 million in fiscal 2006. The decrease in operating income was primarily the result of a four percentage point decrease in gross profit margin on 20.1% more net sales, an increase of $929,000 in R&D costs and an increase of $5.5 million in SG&A expenses primarily related to an additional $1.7 million in selling costs, $1.3 million in legal costs and $427,000 in Sarbanes-Oxley consulting and auditing costs.
The Company recorded a $272,000 credit provision on a pre-tax income of $573,000 in fiscal 2007. The Company’s effective tax rate, excluding a $461,000 research and experimentation credit for fiscal 2007 and 2006 was 33.0% in fiscal 2007 as compared to 31.5% for the fiscal year ended July 31, 2006. The increase in the effective tax rate for the fiscal year ended July 31, 2007 was due primarily to the permanent differences between book and taxable income becoming a larger percentage of our taxable income as our pre-tax income fell this year. The Company recorded a $461,000 research and experimentation credit during the 2007 fiscal year, which included a $205,000 credit for the current fiscal year ended July 31, 2007 and the remaining was due to the re-enactment of the research and experimentation credit during the 2007 fiscal year as it had expired as of July 31, 2006.

Net income decreased to $845,000 for the fiscal year ended July 31, 2007 from $3.1 million, for the same 2006 period. The decrease in net income was primarily the result of a four percentage point decrease in gross profit margin on a 33.0% increase in cost of goods sold, offset by a 20.1% increase in sales, an increase of $929,000 in R&D costs and an increase of $5.5 million in SG&A expenses primarily related to an additional $1.7 million in selling costs, $1.3 million in legal costs and $427,000 in Sarbanes-Oxley consulting and auditing costs. Basic and diluted earnings per share for the fiscal year ended July 31, 2007 decreased to $0.03 as compared to $0.15, respectively, for the fiscal year ended July 31, 2006. In addition, had the 15,960,648 shares issued in the merger of Synergetics and Valley Forge been outstanding for all of fiscal 2006, basic and diluted earnings per share would have decreased by $0.02. Therefore, basic weighted average shares outstanding increased from 20,657,256 to 24,220,507.
Year Ended July 31, 2006 Compared to Year Ended July 31, 2005
Net Sales
The following table presents net sales by medical field (dollars in thousands):

	Year Ended July 31,
	2006*	2005*	% Increase
Synergetics:
Ophthalmic	$22,730	$17,752	28.0%
Neurosurgery	8,014	4,040	98.4
Valley Forge, Neurosurgery	7,502	—	N/M

TOTAL	$38,246	$21,792	75.5%

*
For 2005, this tabular information reflects Synergetics’ results only and does not reflect the effect of the reverse merger with Valley Forge Scientific Corp. For 2006, this tabular information includes the net sales of the reverse merger with Valley Forge Scientific Corp. from September 22, 2005 through July 31, 2006. Valley Forge’s sales for the twelve months ended June 30, 2005 were approximately $6.1 million. The percentage increase over the pro forma numbers would have been 37.2%.

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

*
For 2005, this tabular information includes Synergetics’ results only and does not reflect the effect of the reverse merger Valley Forge Scientific Corp. For 2006, this tabular information includes the net sales of the reverse merger with Valley Forge Scientific Corp. from September 22, 2005 through July 31, 2006. Valley Forge’s sales for the twelve months ended June 30, 2005 were approximately $6.1 million. The percentage increase over the pro forma numbers would have been 37.2%.

N/M — Not meaningful.
United States and international sales growth was primarily attributable to the sales in core technology areas of illumination and power ultrasonic aspirators and related disposables. The Omni® power ultrasonic aspirator received the CE mark during the third quarter of this fiscal year thus allowing the Company to begin selling these medical devices internationally. During fiscal 2006, the Company added 29 distributors covering 36 countries to its international neurosurgery sales force due to the addition of the Omni® and the anticipated release of the Malis® AdvantageTM.

Gross Profit
Gross profit as a percentage of net sales was 62.8% in fiscal 2006 compared to 62.0% in 2005. The growth in gross profit as a percentage of net sales from 2005 to 2006 was attributable primarily to the royalty payments received from Codman for the use of the Malis® trade name offset by an additional $322,000 charge to the Company’s earnings. During fiscal 2006, the Company completed a review of all purchased inventory and a substantial portion of its manufactured products in response to a material weakness identified in the prior year. The Company also completed a review of the complete inventory process and as part of its compliance with the provisions of Sarbanes-Oxley and identified another weakness. The Company has updated its inventory system and implemented additional controls including monitoring processes and procedures to correct both weaknesses. The Company has analyzed the additional amount charged to earnings during the fourth quarter and has determined that the impact of the charge was not material to any one period.
Operating Expenses
R&D costs as a percentage of net sales were 4.3% and 3.9% for the fiscal years ended July 31, 2006 and 2005, respectively. R&D costs increased to $1.7 million in fiscal 2006 from $858,000 in fiscal 2005, reflecting not only an increase in spending on active projects focused on areas of strategic significance such as the Malis® AdvantageTM and the PhotonTM II, but also $631,000 in R&D for the former Valley Forge. The Company’s product development pipeline included over 35 active, major projects in various stages of completion at July 31, 2006.
Selling, general and administrative expenses (“SG&A”) increased by $7.1 million during the fiscal year ended July 31, 2006 and as a percentage of net sales was 45.4% for the fiscal year ended July 31, 2006 as compared to 47.1% for the fiscal year ended July 31, 2005. Selling expenses, which consist of salaries, commissions and direct expenses, the largest component of SG&A, increased approximately $1.9 million to $7.7 million, or 20.0% of sales, for the fiscal year ended July 31, 2006, compared to $5.8 million, or 26.8% of sales for the fiscal year ended July 31, 2005. However, selling expenses as a percentage of net sales, decreased from 38.1% of sales for fiscal 2005 to 28.9% of sales for fiscal 2006. This percentage decrease was due to the fact that sales from the former Valley Forge require essentially no sales people because of the OEM nature of their product line.
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
Also, during fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”) which requires compensation expense to be recognized in the financial statements. The Company had previously followed Accounting Principles Board Opinion No. 25, “Accounting for Certain Transaction Involving Stock Compensation” (“APB No. 25”) and related interpretation in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. The impact of SFAS 123(R) was approximately $117,000. Stock-based compensation cost is measured at the grant date, based on the fair value of the award calculated using the Black-Scholes option pricing model and is recognized over the directors’ and employees’ requisite service period. The Company will continue to grant options to its independent directors but has begun to use restricted stock to provide incentive compensation for its employees. As of July 31, 2006, the future compensation cost expected to be recognized under SFAS 123(R) is approximately $10,000 in 2007, $9,000 in 2008, $8,000 in 2009 and $8,000 in 2010. However, the major portion of our compensation cost arises from our stock option grants to our directors, which is recognized when the options are granted as they are immediately exercisable.

Other Expense
Other expense for the 2006 fiscal year increased 169.8% to $501,000 from $185,000 for the fiscal year ended July 31, 2005. The increase was due primarily to increased interest expense on the note payable to the estate of Dr. Malis and increased borrowings on the working capital line due to working capital needs during the fiscal year. The increased interest expense was partially offset by the $350,000 settlement agreement with Peregrine. The $350,000 settlement exceeded the legal costs associated with the trial by approximately $70,000. This net difference has been recorded in other miscellaneous income.
Operating Income, Income Taxes and Net Income
Operating income for the fiscal year ended July 31, 2006 increased 109.9% to $5.0 million from $2.4 million in the comparable 2005 period. The increase in operating income was primarily the result of a 0.8 percentage point increase in gross profit margin on a 75.5% increase in sales partially offset by increases in R&D, SG&A expenditures and other expense.
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
Net income increased to $3.1 million from $1.5 million for the fiscal year ended July 31, 2006, as compared to the same 2005 period. The growth in net income was due primarily to an increase of 0.8 percentage point in gross profit margin on a 75.5% increase in sales, partially offset by increases in R&D, SG&A expenditures and other expense as described above. Basic and diluted earnings per share for the fiscal year ended July 31, 2006 decreased to $0.15, as compared to $0.43 and $0.42, respectively, for the fiscal year ended July 31, 2005. The decrease in earnings per share was the result of issuing 15,960,648 shares in the merger of Synergetics and Valley Forge. These shares were counted as outstanding for 313 days during the fiscal year ended July 31, 2006. Therefore, basic weighted average shares outstanding increased from 3,424,030 to 20,657,256.
Liquidity and Capital Resources
The Company had $167,000 in cash and cash equivalents and total interest-bearing debt of $17.0 million as of July 31, 2007.
Working capital, including the management of inventory and accounts receivable, is a management focus. At July 31, 2007, the Company had an average of 57 days of sales outstanding (“DSO”) for the three month period ending July 31, 2007 (annualized) in accounts receivable. The Company utilized the three month period to calculate DSO, as it included the current growth in sales. The DSO at July 31, 2007 was favorable to July 31, 2006 by one day and unfavorable to July 31, 2005 by one day.
At July 31, 2007, the Company had 233 days of inventory on hand for the three month period ending July 31, 2007 (annualized). The Company utilized the three month period to calculate inventory on hand, as it included the current growth in cost of goods sold. The inventory on hand was favorable to July 31, 2006 by 30 days and favorable by 84 days to July 31, 2005. The 233 days of inventory on hand at July 31, 2007 is comparable to the Company’s anticipated levels of 225 to 275 days. Management believes that meeting customer expectations regarding delivery times is important to its overall growth strategy.

Cash flows provided by operating activities were $936,000 for the year ended July 31, 2007, compared to cash used in operating activities of $2.7 million for the comparable 2006 period. The increase in cash provided of $3.6 million was attributable primarily to usage decreases applicable to accounts receivable of $1.3 million and inventories of approximately $4.1 million and source increases of $843,000 in accounts payable and $511,000 in income taxes payable offset by lesser net income of approximately $2.2 million and a decrease in accrued expenses of $1.5 million. Other working capital and other adjustments were approximately $0.5 million. Although inventory levels were still building during fiscal 2007, inventory turn-over was higher; thus, inventory as a use of cash decreased.
Cash flows used in investing activities was $3.3 million for the fiscal 2007, compared to cash used in investing activities of $1.8 million for the comparable fiscal 2006 period. During the fiscal year ended July 31, 2007, the Company acquired intangible assets through the Iridex settlement agreement for $2.5 million in cash. In addition, the Company paid $271,000 in cash for the acquisition of patents, compared to $265,000 for the comparable 2006 period. Cash additions to property and equipment during fiscal, 2007 were $421,000, compared to $3.0 million for fiscal 2006. Increases in cash additions in fiscal 2006 to property and equipment were primarily to support sales growth and new product launches and the facility expansion at the Company’s manufacturing facility in O’Fallon, Missouri. Cash acquired through the reverse merger with Valley Forge was $2.0 million before merger related expenses in fiscal 2006. The Company paid acquisition costs in connection with the reverse merger of $503,000 during fiscal 2006. Other net uses of cash provided by investing activities for fiscal 2007 were $3,000.
Cash flows provided by financing activities were $2.3 million for fiscal 2007, compared to cash flows provided by financing activities of $2.9 million for fiscal 2006. The decrease of $389,000 was due to a decrease in proceeds from the exercise of stock options during fiscal 2007 of $381,000 and the related tax benefit associated with them also decreased $210,000. Other net uses of cash provided by financing activities were $179,000 for fiscal 2007.
Although the Company’s net borrowings on its lines of credit did not change substantially during fiscal 2007 as compared to fiscal 2006, the uses of those proceeds were significantly different. In fiscal 2007, the proceeds were used to pay Iridex $2.5 million on April 16, 2007 as the parties had reached a settlement of the lawsuit. In fiscal 2006, the proceeds from the Company’s net borrowings on its lines of credit were primarily used for increased working capital needs. In addition, pursuant to the settlement, the parties dismissed all pending legal actions between them and agreed to cross license various patents and the Company agreed to pay Iridex $800,000 annually for the next five years.
The Company had the following committed financing arrangements as of July 31, 2007:
•
Revolving Credit Facility: Under this credit facility, the Company could borrow up to $8.5 million with interest at an interest rate of the bank’s prime lending rate or LIBOR plus 2.25% and adjusting each quarter based upon our leverage ratio. Currently, interest under the facility is charged at LIBOR plus 2.75%. Borrowings under this facility at July 31, 2007 were $5.5 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires December 1, 2008. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2007, the leverage ratio was 3.53 times and the fixed charge coverage ratio was 1.51 times. Availability under the line was approximately $2.5 million.

•
Revolving Credit Facility: Under this credit facility, the Company could borrow up to $2.5 million. Currently, interest under the facility is charged at the bank’s prime lending rate. There were no borrowings under this facility at July 31, 2007. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. This credit facility expires June 4, 2008 and has no financial covenants. The entire facility was available at July 31, 2007.

•
Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at the bank’s prime lending rate. Borrowings under this facility were approximately $210,000 on July 31, 2007. Outstanding amounts were secured by the purchased equipment. The equipment line of credit facility of $1.0 million expires on October 31, 2007 and has availability of $790,000.

Management believes that cash flows from operations, together with available borrowing under its existing credit facilities will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs. If investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow it to obtain additional capital, if necessary.
Contractual Obligations
The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following illustrates the Company’s contractual obligations as of July 31, 2007:

		Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Revolving Line of Credit (1)	$6,140,000	$447,000	$5,693,000	$—	$—
Non-U.S. Receivables Line (2)	—	—	—	—	—
Equipment Line of Credit (3)	214,000	214,000	—	—	—
2006 Equipment Term Loan (4)	585,000	505,000	80,000	—	—
2005 Equipment Term Loan (5)	922,000	287,000	635,000	—	—
Revenue Bonds Payable (6)	4,751,000	455,000	792,000	608,000	2,896,000
Building Term Loan (7)	154,000	154,000	—	—	—
Malis® Tradename Note Payable (8)	2,878,000	640,000	1,279,000	959,000	—
Settlement Obligation (9)	4,000,000	800,000	2,400,000	800,000	—
Operating Leases (10)	590,000	245,000	343,000	2,000	—

Total Contractual Obligations	$20,234,000	$3,747,000	$11,222,000	$2,369,000	$2,896,000

(1)
Amount represents the expected cash payment of the outstanding borrowings of $5.5 million on our $8.5 million revolving credit facility, including interest at 8.07% through the expiration of the revolving credit facility on December 1, 2008.

(2)
Amount represents the expected cash payment of the outstanding borrowings of $0.00 on our $2.5 million non-U.S. receivables line through the expiration of the revolving credit facility on June 4, 2008.

(3)
Amount represents the expected cash payment for the outstanding borrowings of $210,000 on our $1.0 million revolving equipment line of credit, including interest at 8.25% through the expiration of the equipment line of credit on October 31, 2007.

(4)	Amount represents the cash payment for our equipment term loan entered into in October 2006, including interest at 8.25%.

(5)	Amount represents the cash payment for our consolidated equipment term loan entered into in October 2005, including interest at 8.25%.

(6)	Amount represents the expected cash payments for our revenue bonds payable, including interest at the established fixed rates through September 1, 2009 and December 1, 2011.

(7)	Amount represents the expected cash payment for our building term loan, including interest at 9.25% through September 2007.

(8)	Amount represents the expected cash payment on the note payable to the estate of the late Dr. Leonard I. Malis. The note includes interest at an imputed rate of 6.0%.

(9)	Amount represents the expected cash payment on the settlement obligation to the Iridex Corporation. The note includes interest at an imputed rate of 8.0%.

(10)
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
Principles of consolidation:
The consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries, Synergetics, Synergetics IP, Inc., Synergetics Development Company, LLC and Synergetics Delaware, Inc. All significant intercompany accounts have been eliminated.
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
Allowance for Doubtful Accounts
The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, the Company records an allowance against amounts due to reduce the net recognized receivable to the amount that management reasonably expects to collect. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, its historical experience and credit insurance. If the financial condition of customers or the length of time that receivables are past due were to change, the Company may change the recorded amount of allowances for doubtful accounts in the future.
Patents and Research and Development
Incremental legal and other costs to obtain the patent are capitalized to a patent asset. Salaries, benefits and other direct costs of product development are expensed as operating expenses in research and development costs. Patents are amortized to operations under the straight-line method over the remaining statutory life of the patent.
Goodwill and Other Intangibles
Absent any impairment indicators, goodwill is tested for impairment on an annual basis. The Company has performed its impairment tests during the fourth fiscal quarter. Management analyzed the valuation of our Valley Forge acquisition by utilizing current business operations and a market multiple method. Based on this analysis, we believe the enterprise value of our acquisition continues to be greater than our investment. As a result, we have determined that no impairment of our goodwill has occurred. While the annual impairment tests did not indicate goodwill impairment, we would be subject to future impairment if the operating results and cash flows of our Valley Forge acquisition would not support the fair value of the reporting unit’s net assets including goodwill.
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
Recent Accounting Pronouncements
Information about recent accounting pronouncements is included in Note 19 to the consolidated audited financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
The Company has two revolving credit facilities and an equipment line of credit facility in place. One revolving credit facility had an outstanding balance of $5.5 million at July 31, 2007 bearing interest at LIBOR plus 2.75%. The other revolving credit facility had no outstanding balance at July 31, 2007. Balances on this credit facility bear interest at the bank’s prime lending rate. The equipment line of credit facility had an outstanding balance of $210,000 at July 31, 2007, bearing interest at an effective interest rate at the prime rate. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $115,000. The Company does not perform any interest rate hedging activities related to these three facilities.

Additionally, the Company has exposure to foreign currency fluctuations through export sales to international accounts. As only approximately 5.0% of our sales revenue is denominated in foreign currencies, we estimate that a change in the relative strength of the dollar to foreign currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related foreign currency.
Item 8. Financial Statements and Supplementary Data
Financial statements and financial statement schedules specified by this Item, are filed pursuant to Item 15 of this annual report on Form 10-K.
Information on quarterly results of operations is set forth in Note 18 “Quarterly Financial Data (Unaudited)” to our consolidated audited financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures — Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2007. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of July 31, 2007, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on our evaluation we have concluded our internal control over financial reporting was effective as of July 31, 2007.

Changes in Internal Control Over Financial Reporting — There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Attestation Report of Registered Public Accounting Firm — Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report is contained in Item 15 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference. The following sections of such proxy materials are herein incorporated by reference: “Election of Directors;” “Executive Officers;” information regarding the identification and description of the Audit Committee of the Company and the identification of the Audit Committee financial expert under “Board and Board Committee Meetings, Committee Functions and Compensation;” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The Company has established a Code of Business Conduct and Ethics, which is applicable to all of its employees, officers and directors. The Code is available on the Company’s website at www.synergeticsusa.com and also available to stockholders in print upon request. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding the amendment to, or a waiver from, a provision of this policy that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its website.
During the fourth quarter of fiscal 2007, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.
Item 11. Executive Compensation
Information required pursuant to this Item 11 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the sections “Executive Compensation,” “Election of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is herein incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required pursuant to this Item 12 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Principal Stockholders” is incorporated herein by reference.

EXISTING EQUITY COMPENSATION PLAN INFORMATION
The table below shows information with respect to all of our equity compensation plans as of July 31, 2007.

Number of Shares of
Common Stock Available
for Future Issuance
	Number of Shares of		Under Equity
	Common Stock to be		Compensation Plans at
	Issued Upon Exercise of	Weighted Average	July 31, 2007
	Outstanding Options,	Exercise Price of	(Excluding Shares
	Warrants and Rights at	Outstanding Options,	Reflected in the First
Plan Category	July 31, 2007	Warrants and Rights	Column)

Equity Compensation Plans Approved By Security Holders	428,735	$2.18	1,184,278
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	428,735	$2.18	1,184,278
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, as applicable, will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under sections “Certain Relationships and Related Transactions” and “Board and Board Committee Meetings, Committee Functions and Composition” and is herein incorporated by reference.
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

The consolidated financial statements and supplemental schedule of Synergetics USA, Inc. and subsidiaries, together with the reports thereon of independent registered public accounting firms, are included following Item 15 of this annual report on Form 10-K. See Index to Financial Statements and Financial Statement Schedules on page 45, herein.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is included in Note 19 to the consolidated financial statements, which are included following Item 15 of this annual report on Form 10-K. See Index to Financial Statements and Financial Statement Schedules on page 45 herein.

3.	Exhibits

The exhibits required to be filed as part of this annual report on Form 10-K are listed in the attached Index to Exhibits.
(b)	The exhibits filed with this annual report on Form 10-K are listed in the attached Index to Exhibits.

(c)	None.

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Synergetics USA, Inc.
O’Fallon, Missouri
We have audited the consolidated balance sheet of Synergetics USA, Inc. and subsidiaries as of July 31, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flow the year ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergetics USA, Inc. and subsidiaries as of July 31, 2007 and the results of their operations and their cash flows for the year ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Synergetics USA, Inc.’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Synergetics USA, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of Synergetics USA, Inc.’s internal control over financial reporting.
/s/ UHY LLP
St. Louis, Missouri
October 12, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Synergetics USA, Inc.
O’Fallon, Missouri
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Synergetics USA, Inc. maintained effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synergetics USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Synergetics USA, Inc. maintained effective internal control over financial reporting as of July 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Synergetics USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Synergetics USA, Inc. and subsidiaries as of July 31, 2007 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended July 31, 2007 and our report dated October 12, 2007, expressed an unqualified opinion.
/s/ UHY LLP
St. Louis, Missouri
October 12, 2007

McGladrey & Pullen LLP Logo
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Synergetics USA, Inc.
O’Fallon, Missouri
We have audited the consolidated balance sheet of Synergetics USA, Inc. and subsidiaries as of July 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended July 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergetics USA, Inc. and subsidiaries as of July 31, 2006, and the results of their operations and their cash flows for the years ended July 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.
/s/ McGladrey & Pullen, LLP
St. Louis, Missouri
October 16, 2006

Synergetics USA, Inc. and Subsidiaries
Consolidated Balance Sheets
July 31, 2007 and 2006
(Dollars in thousands, except share data)

	2007	2006
Assets
Current Assets
Cash and cash equivalents	$167	$243
Investment in trading securities	—	50
Accounts receivable, net of allowance for doubtful accounts 2007, $227; 2006, $179	8,264	6,807
Note receivable, officer-stockholder	—	20
Income taxes receivable	726	513
Inventories	14,247	13,243
Prepaid expenses	343	422
Deferred income taxes	516	296

Total current assets	24,263	21,594
Property and equipment, net	8,031	8,497
Intangible and other assets
Goodwill	10,660	10,660
Other intangible assets, net	14,782	9,732
Deferred expenses	216	83
Patents, net	871	731
Cash value of life insurance	46	32

Total Assets	$58,869	$51,329

Liabilities and Stockholders’ Equity
Current Liabilities
Excess of outstanding checks over bank balance	$531	$237
Lines-of-credit	5,715	3,330
Current maturities of long-term debt	2,161	967
Current maturities of revenue bonds payable	249	249
Accounts payable	2,262	1,413
Accrued expenses	2,739	2,794
Income taxes payable	253	—
Deferred revenue	—	6

Total current liabilities	13,910	8,996

Long-Term Liabilities
Long-term debt, less current maturities	5,014	3,215
Revenue bonds payable, less current maturities	3,891	4,140
Deferred income taxes	2,619	2,663
Deferred compensation	—	10

Total long-term liabilities	11,524	10,028

Total liabilities	25,434	19,024

Commitments and contingencies (Notes 10 and 17)
Stockholders’ Equity
Common stock at July 31, 2007 and July 31, 2006, $0.001 par value, 50,000,000 shares authorized; 24,265,500 and 24,206,970 shares issued and outstanding, respectively	24	24
Additional paid-in capital	24,083	23,798
Retained earnings	9,328	8,483

	33,435	32,305

	$58,869	$51,329

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended July 31, 2007, 2006 and 2005
(Dollars in thousands, except share data)

	2007	2006	2005
Sales	$45,945	$38,246	$21,792
Cost of sales	18,943	14,238	8,289

Gross profit	27,002	24,008	13,503

Operating expenses
Research and development	2,584	1,655	858
Selling, general and administrative	22,900	17,351	10,262

	25,484	19,006	11,120

Operating income	1,518	5,002	2,383

Other income (expense)
Investment income	1	19	30
Interest expense	(974)	(575)	(215)
Miscellaneous	28	55	—

	(945)	(501)	(185)

Income before provision for income taxes	573	4,501	2,198
Provision for income taxes	189	1,420	740
Provision for re-enactment of the research and experimentation credit	(461)	—	—

	(272)	1,420	740

Net income	$845	$3,081	$1,458

Earnings per share:
Basic	$0.03	$0.15	$0.43

Diluted	$0.03	$0.15	$0.42

Basic weighted average common shares outstanding	24,220,507	20,657,256	3,424,030

Diluted weighted average common shares outstanding	24,404,653	20,821,394	3,443,000

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended July 31, 2007, 2006 and 2005
(Dollars in thousands, except share data)

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, July 31, 2004	$58	$4,805	$3,944	$(308)	$8,499
Issuance of 45,409 shares of common stock	1	181	—	—	182
Net income	—	—	1,458	—	1,458

Balance, July 31, 2005	59	4,986	5,402	(308)	10,139
Elimination of treasury shares	—	(308)	—	308	—
Establish par value of $0.001 on outstanding shares	(35)	35	—	—	—
Establish fair value of Valley Forge common stock on date of merger	—	17,987	—	—	17,987
Restricted stock grants	—	15	—	—	15
Stock-based compensation	—	442	—	—	442
Tax benefit associated with stock option exercises	—	223	—	—	223
Proceeds from stock option exercises	—	418	—	—	418
Net income	—	—	3,081	—	3,081

Balance, July 31, 2006	24	23,798	8,483	—	32,305
Restricted stock grants	—	89	—	—	89
Stock-based compensation	—	146	—	—	146
Proceeds from stock option exercises	—	37	—	—	37
Tax benefit associated with stock option exercises	—	13	—	—	13
Net income	—	—	845	—	845

Balance, July 31, 2007	$24	$24,083	$9,328	$—	$33,435

See Notes to Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended July 31, 2007, 2006 and 2005
(Dollars in thousands, except share data)

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$845	$3,081	$1,458
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	887	738	510
Amortization	747	436	70
Provision for doubtful accounts receivable	49	28	124
Stock-based compensation	235	457	182
Loss on sale of equipment	—	(2)	—
Deferred income taxes	(264)	(315)	(15)
Change in assets and liabilities, net of reverse merger (Note 2):
(Increase) decrease in:
Sales (purchases) of trading securities	50	(21)	(29)
Receivables	(1,506)	(2,788)	(774)
Income tax receivable	(213)	(118)	86
Inventories	(1,004)	(5,129)	(2,375)
Prepaid expenses	79	(144)	33
Other current assets	—	—	99
(Decrease) increase in:
Accounts payable	849	6	386
Accrued expenses	(55)	1,414	(134)
Deferred expenses	(16)	(92)	26
Income taxes payable	253	(258)	295

Net cash provided by (used in) operating activities	936	(2,707)	(58)

Cash Flows from investing activities
Net decrease in notes receivable, officer-stockholder	20	13	—
Increase in deferred expenses	(105)
Purchase of property and equipment	(421)	(3,038)	(1,795)
Acquisition of patents and other Intangibles	(2,771)	(265)	(195)
Cash paid for reverse merger costs	—	(503)	(394)
Cash acquired through reverse merger	—	2,024	—
Increase in cash value of life insurance	(14)	(3)	(30)

Net cash used in investing activities	(3,291)	(1,772)	(2,414)

Cash Flows from financing activities
Excess of outstanding checks over bank balance	294	237	—
Net borrowings on lines-of-credit	2,385	2,506	281
Proceeds from revenue bonds payable	—	—	2,330
Principal payments on revenue bonds payable	(249)	(249)	(161)
Proceeds from long-term debt	919	1,427	542
Principal payments on long-term debt	(649)	(1,161)	(243)
Tax benefit associated with the exercise of non-qualified stock options	13	223	—
Payment on debt incurred for acquisition of trademark	(471)	(496)	—
Proceeds from the issuance of common stock	37	418	—

Net cash provided by financing activities	2,279	2,905	2,749

Net (decrease) increase in cash and cash equivalents	(76)	(1,574)	277
Cash and cash equivalents
Beginning	243	1,817	1,540

Ending	$167	$243	$1,817

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest (Capitalized as a part of property 2007, None; 2006, $28; 2005, $68)	$913	$588	$283
Income taxes paid (refunded)	(74)	1,881	374
Supplemental Schedule of Non-cash Investing and Financing Activities
Construction in progress financed by accounts payable	$—	$—	$613
Licensed intangible assets financed by settlement obligations	3,194	—	—
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
Principles of consolidation: Through the date of the reverse merger described in Note 2, the consolidated financial statements included the accounts of Synergetics and its wholly owned subsidiary: Synergetics Development Company, LLC and an 83% owned subsidiary, Synergetics Laser, LLC. Thereafter, the consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics IP, Inc., Synergetics Development Company, LLC and Synergetics Delaware, Inc. All significant intercompany accounts and transactions have been eliminated.
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
Accounts receivable: Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Collateral is not generally required on the Company’s trade accounts receivable. The Company’s foreign accounts receivable are covered by credit insurance. Accounts receivable are generally considered past due based upon their specific terms. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, current economic conditions, and credit insurance. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company generally does not charge interest on past-due amounts or require collateral on accounts receivable.
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
Goodwill and other intangibles: Absent any impairment indicators, goodwill is tested for impairment on an annual basis. The Company performed its goodwill impairment tests during the fourth fiscal quarter. Other intangible assets, consisting of licensing agreements and proprietary know-how are amortized to operations under the straight-line method over their estimated useful lives or statutory lives whichever is shorter. These periods range from two to ten years. The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark. The Company intends to use the trademark indefinitely, and therefore, its useful life is not limited to any specific product. The trademark constitutes an indefinite-lived intangible that will be used in perpetuity.
Patents: Incremental legal and other costs to obtain the patent are capitalized to a patent asset. Salaries, benefits and other direct costs of product development are expensed as operating expenses in research and development costs. Patents are amortized to operations under the straight-line method over the remaining statutory life of the patent. Total amortization for the years ended July 31, 2007, 2006 and 2005 was $747,000, $436,000 and $70,000, respectively. Included in amortization expense for the year ended July 31, 2005, was approximately $20,000 for impairment of a specific patent.
Accounting for settlement agreement: During the third quarter of fiscal 2007, the Company entered into a settlement agreement with Iridex Corporation where the parties agreed to a cross-licensing agreement in exchange for the dismissal of all pending lawsuits between the parties. The cross-licensing agreement was valued pursuant to Statement of Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The fair value of the two intangible assets acquired was measured based upon the future royalty stream that would have been due to Iridex to utilize two of its patents. This fair value was then limited to the net present value of the payment stream due to Iridex discounted at 8.0%. The intangible assets’ value is then amortized to income based upon the remaining life of the patents. The Company paid $2.5 million to Iridex on April 16, 2007 and the remaining net present value of the obligation is reflected on the Company’s balance sheet as long-term debt and current maturities of long-term debt.
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
Deferred income taxes: Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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
Advertising: The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $127,500, $144,600 and $135,500 for the years ended July 31, 2007, 2006 and 2005, respectively.
Royalties: The Company pays royalties to doctors and medical institutions for providing assistance in the design of various instruments and components. Royalties are paid quarterly based on the sales of the instrument or components. Royalty expense was approximately $772,600, $546,800 and $405,000 for the years ended July 31, 2007, 2006 and 2005, respectively.
Earnings per share: Basic earnings per share (“EPS”) data has been computed on the basis of the weighted average number of common shares outstanding during each period presented. Diluted EPS data has been computed on the basis of the assumed conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase the net income per common share (dollars in thousands, except earnings per share).

	2007	2006	2005
Numerator:
Net income	$845	$3,081	$1,458
Denominator:
Weighted average common shares and denominator for basic calculation	24,220,507	20,657,256	3,424,030
Stock options and restricted stock	184,146	164,138	18,970
Denominator for diluted calculation	24,404,653	20,821,394	3,423,000
Earnings per share — basic	$0.03	$0.15	$0.43
Earnings per share — diluted	$0.03	$0.15	$0.42

Stock compensation: The Company has a stock plan for employees and consultants allowing for incentive and non-qualified stock options, restricted stock and stock awards which have been granted to certain employees and certain consultants of the Company. In addition, we have a stock option plan for non-employee directors allowing for non-qualified stock options. Options under this plan have been granted to all non-employee directors. As of August 1, 2005, Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), became effective for the Company. The Company had previously followed Accounting Principles Board Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation” (“APB No. 25”), and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. The Company has elected to use the modified prospective transition method. Under the modified prospective transition method, an entity uses the fair value based accounting method for all director and employee awards granted, modified or settled after the effective date and, therefore, have not restated financial results from prior periods. As of the effective date, compensation costs related to the nonvested portion of awards outstanding as of that date are based on the grant-date fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). Compensation expense is recognized in net earnings for restricted stock awards.
For purposes of pro forma disclosures, the fair value of each award granted was estimated at the date of the grant using the minimum value method with the following assumptions for grants: risk-free interest rate of 3.0%; dividend rate of 0%; volatility factor of 0% and a weighted average life of the awards of 5 or 10 years. The options’ fair value is amortized to expense on a proportionate basis over the options’ vesting periods. Had compensation cost for all of the stock-based compensation awards been determined based on the grant date fair values of awards (the method described in SFAS 123(R)), reported net income would have been reduced to the pro forma amounts shown below for the fiscal years ended July 31, 2005 (dollars in thousands, except earnings per share):

2005
Net income:
As reported	$1,458
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: compensation expense determined under fair value based method for all awards, net of related tax effects	10

Pro forma	$1,448

Earnings per share:
As reported
Basic	0.43
Diluted	0.42
Pro forma
Basic	0.42
Diluted	0.42
Segment reporting: SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker or group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision maker reviews the results of operations and requests for capital expenditures based on one industry segment: producing and selling products and procedures for minimally invasive surgery, primarily for vitreoretinal and neurosurgery. The Company’s entire revenue and profit stream is generated through this segment.
During fiscal 2007, the Company eliminated the Synergetics and Valley Forge segments. Valley Forge has been fully integrated into Synergetics. This integration includes the sales of the Malis® AdvantageTM by the Synergetics’ neurosurgery sales force, the management of the two major Valley Forge customer relationships by Synergetics’ marketing department and the assembly of the irrigation module at the O’Fallon, Missouri plant. This integration effort was designed to improve the alignment of strategies and objectives between neurosurgery sales, marketing and production; provide more timely and rational allocation of resources within the Company and focus the Company’s long-term planning efforts on key objectives and initiatives.

Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. Total assets, total liabilities and net income were not affected.
Note 2. Reverse Merger
On September 21, 2005, Synergetics Acquisition Corporation, a wholly owned subsidiary of Valley Forge, merged with and into Synergetics and Synergetics thereby became a wholly owned subsidiary of Valley Forge. Pursuant to the terms of the merger agreement, stockholders of Synergetics common stock received in the aggregate 15,960,648 shares of Valley Forge common stock, or 4.59 Valley Forge shares for each share of Synergetics resulting in Synergetics’ former private stockholders owning approximately 66% of Valley Forge’s outstanding common stock upon completion of the reverse merger. In addition, all options under the Valley Forge stock option plans vested upon change of control and accordingly were included in the purchase price utilizing the Black-Scholes valuation methodology at $815,000. The primary reason for the acquisition was to expand the Company’s neurosurgical product offerings to include the bipolar electrosurgical generator.
The unaudited pro forma results, assuming the reverse merger with Valley Forge had occurred at the beginning of each fiscal period presented below, would have yielded the following results (dollars in thousands, except earnings per share):

	Twelve Months	Twelve Months
	Ended	Ended
	July 31,	July 31,
	2006	2005 (1)
Net sales	$39,118	$27,868
Net income	2,941	1,462
Basic earnings per share	0.13	0.06
Diluted earnings per share	0.13	0.06

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

Net sales to Codman amounted to approximately $7,227,000 for fiscal year 2007 and $6,482,000 for the period from September 22, 2005 to July 31, 2006. This represents 15.7% and 16.9% of net sales for the periods ended July 31, 2007 and July 31, 2006, respectively.
Note 4. Inventories
Inventories as of July 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006
Raw materials and component parts	$6,754	$5,614
Work in progress	1,948	2,493
Finished goods	5,545	5,136

	$14,247	$13,243

Note 5. Property and Equipment
Property and equipment as of July 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006
Land	$730	$730
Building and improvements	5,436	5,340
Machinery and equipment	4,428	4,129
Furniture and fixtures	610	546
Software	115	105
Construction in progress	34	67

	11,353	10,917
Less accumulated depreciation	3,322	2,420

	$8,031	$8,497

Depreciation expense is included in both cost of sales and selling, general and administrative expenses.
There are no long-lived assets outside of the United States.
Note 6. Other Intangible Assets
Information regarding the Company’s other intangible assets is as follows (dollars in thousands):

	Gross Carrying	Accumulated
	Value	Amortization	Net
	July 31, 2007
Patents	$1,103	$232	$871
Proprietary know-how	4,057	740	3,317
Trademark	5,923	—	5,923
Licensing agreements	5,834	292	5,542

	$16,917	$1,264	$15,653

	July 31, 2006

Patents	$915	$184	$731
Proprietary know-how	4,057	336	3,721
Licensing agreements	140	52	88
Trademark	5,923	—	5,923

	$11,035	$572	$10,463

Amortization for the years ending July 31, 2008, 2009, 2010, 2011 and 2012 is estimated to approximate $886, $857, $828, $605 and $552, respectively.

Note 7. Accrued Expenses
Accrued expenses as of July 31, 2007 and 2006, consisted of the following (dollars in thousands):

	2007	2006

Payroll, commissions and employee benefits	$675	$598
Royalties	204	64
Interest	83	—
Warranty	15	43
Other	1,762	2,089

	$2,739	$2,794

Note 8. Pledged Assets, Short and Long-Term Debt
Revolving Credit Facility: Under a revolving credit facility, the Company may borrow up to $8.5 million with an interest rate of the bank’s prime lending rate or graduated LIBOR plus 2.25% and adjusting each quarter based upon the Company’s leverage ratio (an effective rate of 8.07% as of July 31, 2007). Outstanding borrowings under this facility at July 31, 2007 and July 31, 2006 were approximately $5.5 million and $2.6 million, respectively. Outstanding amounts are collateralized by the Company’s receivables and inventory. This revolving credit facility expires on December 1, 2008. The amended facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2007, the Company’s leverage ratio was 3.53 times and the fixed charge coverage ratio was 1.51 times. The facility contains certain restrictions on the Company’s ability to pay cash dividends if the dividend would cause the fixed charge coverage ratio to be out of compliance or cause an event of default.
Revolving Credit Facility: Under this credit facility, the Company could borrow up to $2.5 million. Currently, interest under the facility is charged at the bank’s prime lending rate (an effective rate of 8.25% as of July 31, 2007). There were no borrowings under this facility at July 31, 2007. Outstanding amounts are collateralized by the Company’s foreign receivables. This credit facility expires June 4, 2008 and has no financial covenants.
Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at the bank’s prime lending rate (an effective rate of 8.25% as of July 31, 2007). Borrowings under this facility at July 31, 2007 and 2006 were $210,000 and $689,000, respectively. Outstanding amounts are collateralized by the purchased equipment. The equipment line of credit expires on October 31, 2007.
Long-term debt as of July 31, 2007 and 2006 consisted of the following (dollars in thousands):

	2007	2006
Note payable to bank, due in monthly installments of $1,139 plus interest at prime rate plus 1.0% (an effective rate of 9.25% as of July 31, 2007), remaining balance due September 2007, collateralized by second deed of trust	$151	$165
Note payable, due in monthly installments of $509 including interest at 4.9%, remaining balance due May 2008, collateralized by a vehicle	3	9
Note payable to bank, due in monthly principal installments of $39,642 beginning November 2005 plus interest at a rate of 8.25%, remaining balance due September 30, 2010, collateralized by substantially all assets of the Company	555	1,030

Note payable to bank, due in monthly principal installments of $19,173 beginning December 2006 plus interest at rate of 8.25%, remaining balance due on November 14, 2010 collateralized by substantially all assets of the Company	766	—
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00%, remaining balance of $2,878,272 including the effects of imputing interest, due December 2011, collateralized by the Malis® trademark	2,506	2,978
Settlement obligation to Iridex Corporation, due in annual installments of $800,000 which includes interest at an imputed rate of 8.00%, remaining balance of $4,000,000 including the effects of imputing interest, due April 15, 2012	3,194	—

	7,175	4,182
Less current maturities	2,161	967

Long-term portion	$5,014	$3,215

Aggregate annual maturities required on long-term debt as of July 31, 2007 are as follows (dollars in thousands):

Year Ending July 31,:	Amount
2008	$2,161
2009	1,690
2010	1,152
2011	1,233
2012	939
2013	—

$7,175

Note 9. Revenue Bonds Payable
In September 2002, the Company issued $2,645,000 in Private Activity Revenue Bonds, Series 2002. The proceeds from the bond issue were used to provide financing for the construction of a building and equipment for use as a manufacturing facility located in O’Fallon, Missouri. The bond issue is collateralized by a first deed of trust. The Company signed a promissory note to a bank payable in monthly installments of interest only, commencing on October 1, 2002. Principal is payable on May 1, 2004, and on the first day of each month thereafter, in the amount of $11,021 until final payment on September 1, 2022. Interest is payable at 5.5% through September 1, 2009, and prime rate plus 0.5% thereafter. These revenue bonds payable totaled $2.1 million and $2.2 million as of July 31, 2007 and 2006, respectively.
In December 2004, Synergetics Development Co., LLC issued $2,330,000 in Industrial Revenue Bonds, Series 2004. The proceeds from the bond issue were used to provide financing for a building expansion and the purchase of land and equipment located in O’Fallon, Missouri. The bond issue is collateralized by a first deed of trust. The Company signed a promissory note to a bank payable in monthly installments of interest only, commencing on February 1, 2005. Principal is payable on June 1, 2005, and on the first day of each month thereafter, in the amount of $9,708, until final payment on December 1, 2024. Interest is payable at 4.75% through December 1, 2011, and prime rate thereafter. These revenue bonds payable totaled $2.1 million and $2.2 million as of July 31, 2007 and 2006, respectively.
Under the terms of the bonds, the Company is required to comply with certain financial covenants, including a minimum debt coverage ratio of 1.25 to 1.0.
Aggregate annual maturities required on bonds payable as of July 31, 2007 are as follows (dollars in thousands):

Year Ending July 31,:	Amount
2008	$249
2009	249
2010	249
2011	249
2012	249
Thereafter	2,895

$4,140

Note 10. Operating Leases
The Company leases equipment and its facility in King of Prussia, Pennsylvania under operating leases that end in August 2011.
The approximate minimum rental commitment under non-cancelable operating leases as of July 31, 2007 is due as follows (dollars in thousands):

Year Ending July 31,:	Amount
2008	$245
2009	244
2010	94
2011	5
2012	2

$590

Rent expense incurred and charged to cost of sales and selling, general and administrative expenses was approximately $223, $104 and $16 for the years ended July 31, 2007, 2006 and 2005, respectively.
Note 11. Income Tax Matters
The Company and its wholly owned subsidiaries file as a single entity for income tax reporting purposes. The net deferred income tax amounts included in the accompanying consolidated balance sheets as of July 31, 2007 and 2006, include the following amounts as deferred income tax assets and liabilities (dollars in thousands):

	2007	2006
Deferred tax assets:
Accounts receivable	$84	$66
Inventories	180	110
Accrued liabilities	111	115
Other	67	5
Research and experimentation tax credit carryforward	74	—

	516	296
Deferred tax liabilities:
Property and equipment	309	294
Other intangible assets	2,310	2,369

	2,619	2,663

	$(2,103)	$(2,367)

The deferred tax amounts noted above have been classified on the accompanying consolidated balance sheets as of July 31, 2007 and 2006, as follows (dollars in thousands):

	2007	2006
Current assets	$516	$296
Long-term liabilities	(2,619)	(2,663)

	$(2,103)	$(2,367)

The provision for income taxes for the years ended July 31, 2007, 2006 and 2005, consisted of the following (dollars in thousands):

	2007	2006	2005
Currently payable	$(8)	$1,735	$755
Deferred	(264)	(315)	(15)

	$(272)	$1,420	$740

Reconciliation of the Company’s income tax at the statutory rate to the Company’s effective rate is as follows:

	2007	2006	2005
Computed at the statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	4.0	4.6	8.2
Extraterritorial income exclusion	(9.2)	(3.0)	(4.0)
Production deduction for domestic manufacturers	(3.4)	(3.5)	—
Research and development	(80.5)	—	(6.9)
Other	7.6	(0.6)	2.4

	(47.5)%	31.5%	33.7%

The Company recorded an income tax credit for the re-enactment of the research and experimentation credit of $461,000 during the current fiscal year. The impact of this credit was due to the continuation of the research and experimentation credit in January, 2007 which had not been recorded during fiscal 2006.
Note 12. Employee Benefit Plan
The Company has a 401(k) savings plan, which covers employees who have attained the age of 18 and who have been credited with at least one year of service. Company contributions are made at the discretion of the Board of Directors. There was a payment of $10,000 made by the Company as matching contributions to the 401(k) savings plan for the year ended July 31, 2006. The Company made no contributions to the plan for the years ended July 31, 2007 and 2005.
Note 13. Stock Based Compensation Plans
Stock Option Plans
In addition to the historical options outstanding for Synergetics prior to the merger, the Company has options outstanding under two existing active option plans and two terminated plans of Valley Forge. The first active plan (the “2001 Plan”) was adopted by Valley Forge on January 16, 2001 pursuant to which 345,000 shares of common stock were reserved for issuance to employees, officers and consultants of the Company. The 2001 Plan was amended with the approval of the Valley Forge stockholders on September 19, 2005 to increase the number of share awards issuable under the 2001 Plan from 345,000 to 1,345,000. There were 1,084,278 options and restricted shares unawarded at July 31, 2007 under this plan. On September 19, 2005, the stockholders of Valley Forge voted to adopt the Valley Forge Scientific Corp. 2005 Non-Employee Directors’ Stock Option Plan and voted to authorize up to 200,000 shares issuable upon exercise of options granted thereunder. There were 100,000 options available for future grants at July 31, 2007 under this plan. Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire 10 years from the date of the grant. Generally, stock options granted under these plans vest over a five year period, with the exception of the non-employee director options which vest immediately. All options under the Valley Forge stock option plans were valued at approximately $815,000 in the purchase price accounting allocation.

A summary of the status of the fixed awards at July 31, 2007, 2006 and 2005 and changes during the years ended on those dates is as follows:

		Weighted
		Average	Weighted
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding as of July 31, 2004	33,916	$2.33	$2.22
Granted	24,584	$4.00	—

Options outstanding as of July 31, 2005	58,500	$2.33	$2.97
Exercised prior to September 21, 2005	(20,500)	—	$3.92

Options outstanding, September 21, 2005	38,000	$4.64	$2.46
Conversion ratio applied at September 21, 2005	4.59	4.59	—

Converted options	174,420	$1.01	$2.46
Existing options assumed under the Valley Forge Stock option plan	441,500	$2.18	$1.88
For the period from September 22, 2005 through July 31, 2006:
Granted	20,000	$5.00	$3.32
Forfeited	(9,180)	$1.09	$0.91
Exercised	(214,990)	$1.87	$1.62

Options outstanding, July 31, 2006	411,750	$1.98	$1.63
For the period from August 1, 2006 through July 31, 2007:
Granted	55,000	$3.72	$2.98
Forfeited	(4,590)	$1.09	$0.91
Exercised	(33,425)	$0.96	$0.82

Options outstanding, July 31, 2007	428,735	$2.18	$1.79

Options exercisable, July 31, 2007	362,200	$2.43	$1.99
A further summary about awards outstanding at July 31, 2007 was as follows:

		Weighted Average Grant
	Shares	Date Value
Unvested options, beginning of period	57,375	$0.91
Granted	55,000	$3.72
Forfeited	4,590	$1.09
Vested	41,250	$3.75
Unvested options, period end	66,535	$1.60
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (dollars in thousands):

	Fiscal Year Ended
	July 31, 2007	July 31, 2006	July 31, 2005
Proceeds of options exercised	$37	$418	$—
Related tax benefit recognized	13	223	—
Intrinsic value of options exercised	32	362	—

The following table provides information about options outstanding and exercisable options at July 31, 2007 (dollars in thousands):

		Exercisable
	Options Outstanding	Options
Number	428,735	362,200
Weighted average exercise price	$2.18	$2.43
Aggregate intrinsic value	$765	$721
Weighted average contractual term	5.9 years	5.8 years
The weighted average remaining life for options outstanding and weighted average exercise price per share for exercisable options at July 31, 2007 were as follows:

	Options Outstanding		Exercisable Options
		Weighted Average		Weighted Average
		Remaining Contractual		Remaining Contractual
	Shares	Life (in Years)	Shares	Life (in Years)
< $1.00	23,950	3.3 years	23,950	3.3 years
$1.00 - $2.00	202,785	5.2 years	150,000	4.3 years
$2.00 - $5.00	202,000	6.8 years	188,250	7.3 years
Total	428,735	5.9 years	362,200	5.8 years
The 55,000 options granted during the fiscal year ended July 31, 2007 were 40,000 independent director’s options which vest immediately and therefore the Company recorded $119,200 of compensation expense with respect to these options and 15,000 options granted to the Chief Executive Officer as his fiscal year 2006 bonus. These options vest pro-rata over the next twelve months. The fair value of options granted during the fiscal year ended July 31, 2007 was determined at the date of the grant using a Black-Scholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	4.0%
Expected average life (in years)	5
Expected volatility	79.7%
Expected dividend yield	0.0%
The expected average risk-free rate is based on U.S. treasury yield curve. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of Valley Forge’s common stock. The expected dividend yield is based on historical information and management’s plan. The Company expects to issue new shares as options are exercised. As of July 31, 2007, the future compensation cost expected to be recognized under SFAS 123(R) is approximately $30,000 in fiscal 2008.
Restricted Stock Plans
Under our 2001 Plan, our common stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five year vesting period or at the end of the fifth year. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the fiscal year ended July 31, 2007, no shares were granted under the restricted stock plan. Compensation expense related to shares granted in the previous year was $17,000. As of July 31, 2007 there was approximately $40,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted average period of four years.

The following table provides information about restricted stock grants outstanding at July 31, 2007 (dollars in thousands):

Restricted Stock
Number	13,101
Stock price at date of grant	$5.48
Aggregate value	$72
Weighted average contractual term	5.0 years
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
Note 14. Research and Development Costs
Research and development costs related to both future and present products are charged to operations as incurred. The Company incurred approximately $2,584,000, $1,655,000 and $858,000 of research and development costs during the years ended July 31, 2007, 2006 and 2005, respectively.
Note 15. Segment Information
As described in Note 1, the Company has concluded that it currently operates in only one business segment. In order to present information comparable with previously reported information, the Company, for informational purposes, has presented the current year financial information for its Synergetics and Valley Forge locations. The following table provides segment information as previously disclosed (dollars in thousands):

	Synergetics	Valley Forge	Consolidated
	Fiscal Year Ended July 31, 2007
Net sales
Domestic	$27,241	$7,973	$35,214
International	10,731	—	10,731
Operating income	(387)	1,905	1,518
Identifiable assets	35,458	23,411	58,869
Capital Expenditures	376	46	422

	Fiscal Year Ended July 31, 2006
Net sales
Domestic	$22,588	$7,502	$30,090
International	8,156	—	8,156
Operating income	2,779	2,223	5,002
Identifiable assets	27,826	23,503	51,329
Capital Expenditures	2,983	55	3,038

	Fiscal Years Ended July 31,
	2007	2006	2005
Net sales
Ophthalmic	$24,433	$22,730	$17,752
Neurosurgery	17,552	12,824	4,040
Other	3,960	2,692	—

Total	$45,945	$38,246	$21,792

Note 16. Related Party Transactions
Notes receivable, officer-stockholder represents various loans made during and before 2001 to a principal stockholder, director and officer of the Company. The notes bear interest at rates of 4.83% to 6.97% and are payable in either quarterly installments of $3,525 or annual installments of $14,100 until the principal and accrued interest have been repaid. The notes are collateralized by 5,833 shares of the Company’s common stock. At July 31, 2007, notes receivable, officer-stockholder was paid off in its entirety.
Note 17. Commitments and Contingencies
In conjunction with the reverse merger described in Note 2, the Company entered into three-year employment agreements with its Chief Executive Officer, its Chief Operating Officer and its Chief Scientific Officer. On August 1, 2007, the Company entered into a three-year employment agreement with its Executive Vice President and Chief Financial Officer. In the event any such executive officer is terminated without cause, or if such executive officer resigns for good reason, such executive officer shall be entitled to his or her base salary and health care benefits through the end of the employment agreement.
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
Note 18. Quarterly Financial Data (Unaudited)
The following table provides the Company’s quarterly information as presented in the Form 10-Q (dollars in thousands except earning per share):

Quarters Ended	July 31, 2007		April 30, 2007		January 30, 2007		October 29, 2006
Net Sales	$13,203		$11,482		$11,353		$9,906
Gross Profit	7,633		6,545		6,518	(1)	6,306	(1)
Income from Operations	665		(47)		182		718
Net Income	379		(92)		182		377
Earnings per Share
Basic	$0.02	(2)	$0.00	(2)	$0.01	(2)	$0.02	(2)
Diluted	$0.02	(2)	$0.00	(2)	$0.01	(2)	$0.02	(2)
Basic weighted average common shares outstanding	24,237,350		24,219,507		24,214,322		24,210,680
Diluted weighted average common shares outstanding	24,417,030		24,423,364		24,410,302		24,412,468

Quarters Ended	July 31, 2006		April 30, 2006		January 30, 2006		October 27, 2005
Net Sales	$10,781		$10,450		$9,868		$7,147
Gross Profit	6,519	(3)	6,699	(3)	6,134	(3)	4,656	(3)
Income from Operations	1,183		1,786		1,456		577
Net Income	837		1,026		858		360
Earnings per Share
Basic	$0.03	(4)	$0.04	(4)	$0.04	(4)	$0.03	(4)
Diluted	$0.03	(4)	$0.04	(4)	$0.04	(4)	$0.03	(4)
Basic weighted average common shares outstanding	24,181,547		24,090,511		23,934,598		11,825,684
Diluted weighted average common shares outstanding	24,406,778		24,326,847		24,148,742		11,927,372

(1)
During the second and third quarters of the fiscal year ended July 31, 2007, the Company reclassified the cost of labor, material, overhead and rework costs of production prior to final validation of new products from cost of goods sold to research and development costs for the previous two quarters.

(2)	The accumulation of four quarters in fiscal year 2007 for earnings per share does not equal the related per share amounts for the year ended July 31, 2007 due to rounding differences.

(3)
During the fourth quarter of the fiscal year ended July 31, 2006, the Company recorded an additional $322,000 charge to the Company’s earnings. During fiscal 2006, the Company completed a review of all of its purchased inventory and a substantial portion of its manufactured products in response to a material weakness identified in the prior year. The Company also completed a review of the complete inventory process as a part of its compliance with the provisions of Sarbanes-Oxley and identified another weakness. The Company has updated its inventory system and implemented additional controls including monitoring processes and procedures to correct both weaknesses. The Company has analyzed the additional amount charged to earnings during the fourth quarter and has determined that the amount of the charge that would have been applicable to the prior year was immaterial. The amounts in the above table have been adjusted to reflect the estimated charges which would have been applicable to each quarter. The first quarter has been reduced by $183,000 in gross profit and income from operations and $126,000 in net income. The third quarter has been reduced by $139,000 in gross profit and income from operations and $95,000 in net income. The fourth quarter has been increased by $322,000 in gross profit and income from operations and $221,000 in net income.

(4)
The accumulation of four quarters in fiscal year 2006 for earnings per share may not equal the related per share amounts for the year ended July 31, 2006 due to the timing and amount of shares issued in the reverse merger transaction.

Note 19. Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes” regarding accounting for and disclosures of uncertain tax positions. FIN 48 is intended to reduce the diversity in practice associated with the recognition and measurement related to accounting for uncertainty in income taxes. FIN 48 is effective for our fiscal year commencing August 1, 2007. At this time, we have not completed our review and assessment of the impact of the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which related to the definition of fair value, the methods used to estimate fair value and the requirement of expanded disclosures about estimates of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At this time, we have not completed our review and assessment of the impact of adoption of SFAS 157.
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. As the Company does not maintain a defined benefit pension plan, this statement is not expected to have any impact on our results of operations or financial condition.
In February 2007, the FASB issued SFAS 159 “The Fair Value for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Note 20. Valuation Allowances and Qualifying Accounts
Schedule II — Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at	Charged to	Charged to		Deductions
	Beginning of	Cost and	Other		From	Balance at End
Classifications	Year	Expenses	Accounts		Reserves(2)	of Year
Year ended July 31, 2005
Allowance for Doubtful Accounts	$40	$124	$—		$(29)	$135
Year ended July 31, 2006
Allowance for Doubtful Accounts	$135	$146	$16	(1)	$(118)	$179
Allowance for Excess and Obsolete Inventory	—	75	—		—	75
Year ended July 31, 2007
Allowance for Doubtful Accounts/Returned Goods	$179	$88	$—		$(40)	$227
Allowance for Excess and Obsolete Inventory	$75	$(49)	—		$—	$26

(1)	Allowance for Doubtful Accounts recorded by Valley Forge Scientific Corp. as of September 22, 2005.

(2)	Adjustments represent write-offs of uncollectible accounts receivable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synergetics USA, Inc.

(registrant)
October 15, 2007
/s/ Pamela G. Boone

Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 15, 2007
/s/ Gregg D. Scheller

Gregg D. Scheller, President and Chief Executive Officer
(Principal Executive Officer) and Director

October 15, 2007	/s/ Pamela G. Boone

Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)

October 15, 2007	/s/ Lawrence C. Cardinale

Lawrence C. Cardinale, Director

October 15, 2007	/s/ Robert H. Dick

Robert H. Dick, Director

October 15, 2007	/s/ Kurt W. Gampp, Jr.

Kurt W. Gampp, Jr., Director

October 15, 2007	/s/ Guy Guarch

Guy Guarch, Director

October 15, 2007	/s/ Juanita H. Hinshaw

Juanita H. Hinshaw, Director

October 15, 2007	/s/ Jerry L. Malis

Jerry L. Malis, Director

Index to Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among Valley Forge Scientific Corp. (“Valley Forge”), Synergetics Acquisition Corporation and Synergetics, Inc. dated May 2, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference.)
2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Valley Forge, Synergetics Acquisition Corporation and Synergetics, Inc. dated June 2, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on June 3, 2005 and incorporated herein by reference.)
2.3	Amendment No. 2 to Agreement and Plan of Merger by and among Valley Forge, Synergetics Acquisition Corporation and Synergetics, Inc. dated July 15, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.)
2.4	Agreement and Plan of Reincorporation Merger, dated as of September 22, 2005, between Valley Forge and VFSC Delaware, Inc. (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
4.1	Form of common stock certificate of the Registrant. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
10.1	Amended and Restated Synergetics USA, Inc. 2001 Stock Plan. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference.)
10.2	Valley Forge Scientific Corp. 2000 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 4.3 to Valley Forge’s Registration Statement on Form S-8, Registration No. 333-72134 and incorporated herein by reference.)
10.3	Valley Forge Scientific Corp. 1988 Non-Qualified Employee Stock Option Plan, as amended. (Filed as Exhibit 10.1 to Valley Forge’s Registration Statement on Form S-8, Registration No. 333-63637 and incorporated herein by reference).
10.4	Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference.)
10.5	401(k) and Profit-Sharing Plan. (Filed as Exhibit 10(x) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference.)
10.6	Employment Agreement, dated as of September 21, 2005, between Valley Forge and Gregg D. Scheller. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
10.7	Employment Agreement, dated as of September 21, 2005, between Valley Forge and Jerry L. Malis. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

Exhibit
Number	Description
10.8	Employment Agreement, dated as of September 21, 2005, between Valley Forge and Kurt W. Gampp, Jr. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
10.9	Employment Agreement, dated as of August 1, 2007, between Synergetics USA, Inc. and Pamela G. Boone. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 and incorporated herein by reference.)
10.10	Shareholders’ Agreement, dated as of September 21, 2005, between Valley Forge and each of Gregg D. Scheller, Donna M. Scheller, Kurt W. Gampp, Jr., Jerry L. Malis and the Leonard Malis and Ruth Malis Family Limited Partnership, individually and/or through revocable trusts or family partnerships. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and referenced in the Registrant’s Current Report on Form 8-K filed on October 18, 2005 and incorporated herein by reference.)
10.11	Assignment of Know-How Agreement, dated June 30, 1989. (Filed as Exhibit 10(I) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference.)
10.12	Assignment of Patents — Bipolar Electrosurgical Systems, June 30, 1989. (Filed as Exhibit 10(h) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)
10.13	Assignment of Patents — Binocular Magnification System, June 30, 1989. (Filed as Exhibit 10(i) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)
10.14	Assignment of Malis® trademark, dated June 30, 1989. (Filed as Exhibit 10(j) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)
10.15	Option Agreement for Malis® Trademark with Leonard I. Malis dated October 22, 2004. (Filed as Exhibit 10.14 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)
10.16	Promissory Note from the Company and Synergetics IP, Inc. to the Estate of Dr. Leonard I. Malis dated October 12, 2005 in the Principal Amount of $3,997,600. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2005 and incorporated herein by reference.)
10.17	Promissory Note from Jerry L. Malis to Valley Forge. (Filed as Exhibit 10(k) to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference.)
10.18	Promissory Note from Jerry L. Malis to Valley Forge. (Filed as Exhibit 10(p) to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 1998 and incorporated herein by reference.)
10.19	Commercial Lease Agreement between GMM Associates and Valley Forge dated July 1, 1995. (Filed as Exhibit 10(p) to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.)
10.20	Addendum to Commercial Lease Agreement between Valley Forge and GMM Associates dated as of July 1, 2000. (Filed as Exhibit 10.2 to Valley Forge’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.)
10.21	Agreement with Codman & Shurtleff, Inc. dated October 15, 2004. (Filed as Exhibit 10.12 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)
10.22	Amendment No. 1 to the Agreement dated as of October 1, 2004 between Valley Forge and Codman & Shurtleff, Inc. (Filed as Exhibit 10(a) to Valley Forge’s Current Report on Form 8-K filed on March 16, 2005 and incorporated herein by reference.)
10.23	Supply and Distribution Agreement with Stryker Corporation dated October 25, 2004. (Filed as Exhibit 10.13 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)

Exhibit
Number	Description
10.24	Agreement of Lease between Liberty Property Limited Partnership and Valley Forge. (Filed as Exhibit 10.16 to Valley Forge’s to Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)
10.25	Agreement for Sale of Commercial Real Estate between Diversified Electronics Co., Inc. and Steve Smith, dated April 21, 2005. (Filed as Exhibit 10.17 to Valley Forge’s Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)
10.26	Loan Agreement between The Industrial Development Authority of St. Charles County, Missouri and Synergetics Development Company, L.L.C. dated as of September 1, 2002. (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.27	Promissory Note from Synergetics Development Company, L.L.C. to The Industrial Development Authority of St. Charles County, Missouri dated September 1, 2002 in the Principal Amount of $2,645,000 (Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.28	Security Agreement (Equipment) dated as of September 1, 2002 from Synergetics, Inc. for the benefit of The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.29	Future Advance Deed of Trust and Security Agreement dated as of September 1, 2002 between Synergetics Development Company, L.L.C. and Victor Zarrilli, as trustee, and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.30	Guaranty Agreement dated as of September 1, 2002 by and among William L. Bates, Gregg D. Scheller and Kurt W. Gampp, Jr. and Synergetics, Inc. and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.31	Guaranty of Unassigned Issuer’s Rights dated as of September 1, 2002 by and among William L. Bates, Gregg D. Scheller and Kurt W. Gampp, Jr. and Synergetics, Inc. and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.32	Bond Purchase Agreement dated as of September 1, 2002 by and among The Industrial Development Authority of St. Charles County, Missouri, Union Planters Bank, N.A. and Synergetics Development Company, L.L.C. (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.33	First Supplemental Loan Agreement between The Industrial Development Authority of St. Charles County, Missouri and Synergetics Development Company, L.L.C. dated as of December 1, 2004. (Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.34	Promissory Note from Synergetics Development Company, L.L.C. to The Industrial Development Authority of St. Charles County, Missouri dated December 1, 2004 in the Principal Amount of $2,330,000. (Filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.35	First Supplemental Future Advance Deed of Trust and Security Agreement dated as of December 1, 2004 between Synergetics Development Company, L.L.C. and Victor Zarrilli, as trustee, and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

Exhibit
Number	Description
10.36	First Supplemental Guaranty of Unassigned Issuer’s Rights dated as of December 1, 2004 by and between Synergetics, Inc. and the Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.37	Bond Purchase Agreement dated as of December 1, 2004 by and among The Industrial Development Authority of St. Charles County, Missouri, Union Planters Bank, N.A. and Synergetics Development Company, L.L.C. (Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.38	Business Loan Agreement dated September 30, 2005 made and executed between Synergetics, Inc. and Union Planters Bank NA for Principal Amount of $1,000,000. (Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.39	Change in Terms Agreement dated as of September 30, 2005 by Synergetics, Inc. in favor of Union Planters Bank NA in the Principal Amount of $1,000,000. (Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.40	Commercial Guaranty made by Synergetics USA, Inc. regarding Indebtedness of Synergetics, Inc. to Union Planters Bank NA for Principal Amount of $1,000,000. (Filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.41	Commercial Security Agreement dated September 30, 2005 between Synergetics, Inc. and Union Planters Bank NA regarding Indebtedness of Synergetics, Inc. to Union Planters Bank NA for Principal Amount of $1,000,000. (Filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.42	Business Loan Agreement dated March 10, 2000 made and executed between Synergetics, Inc. and Union Planters Bank NA for Principal Amount of $1,250,000. (Filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.43	Change in Terms Agreement dated as of February 15, 2005 by Synergetics, Inc. in favor of Union Planters Bank NA in the Principal Amount of $1,250,000. (Filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.44	Commercial Security Agreement dated March 10, 2000 between Synergetics, Inc. and Union Planters Bank NA regarding Indebtedness of Synergetics, Inc. to Union Planters Bank NA for Principal Amount of $1,250,000. (Filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.45	Business Loan Agreement dated as of September 30, 2005 between Synergetics, Inc. and Union Planters Bank NA for Principal Amount of $1,427,105. (Filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.46	Promissory Note dated as of September 30, 2005 by Synergetics, Inc. in favor of Union Planters Bank NA in the Principal Amount of $1,427,105. (Filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.47	Commercial Guaranty made by Synergetics USA, Inc. regarding Indebtedness of Synergetics, Inc. to Union Planters Bank NA for Principal Amount of $1,427,105. (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.48	Commercial Security Agreement dated September 30, 2005 between Synergetics, Inc. and Union Planters Bank NA in the Principal Amount of $1,427,105. (Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

Exhibit
Number	Description
10.49	Form of Employee Restricted Stock Agreement for the Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference).
10.50	Letter Agreement between Synergetics, Inc. and Regions Bank, dated February 22, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2006 and incorporated herein by reference.)
10.51	Credit and Security Agreement among Synergetics USA, Inc., Synergetics, Inc. and Regions Bank, dated March 13, 2006. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 and incorporated herein by reference.)
10.52	First Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated September 26, 2006. (Filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)
10.53	Second Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated December 8, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)
10.54	Third Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc. and Regions Bank, as Lender, dated June 7, 2007. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007 and incorporated herein by reference.)
10.55	Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated March 13, 2006 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 and incorporated herein by reference.)
10.56	Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated September 26, 2006. (Filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)
10.57	Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated December 8, 2006. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)
10.58	Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Wachovia Bank, National Association, dated September 26, 2006. (Filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)
10.59	Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Wachovia Bank, National Association, dated December 8, 2006. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)
10.60	Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated June 7, 2007. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007 and incorporated herein by reference.)
10.61	Letter Agreement between Synergetics, Inc. and Regions Bank, dated September 28, 2006. (Filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)
10.62	Foreign Accounts Credit and Security Agreement dated June 20, 2007 by and among Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, and Synergetics Italia, Srl as Borrowers and Regions Bank as Lender. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2007 and incorporated herein by reference.)

Exhibit
Number	Description
10.63	Foreign Accounts Revolving Note from Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, and Synergetics Italia, Srl in favor of Regions Bank, dated June 20, 2007. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 26, 2007 and incorporated herein by reference.)
21*	Subsidiaries of Registrant.
23.1*	Consent of UHY, LLP.
23.2*	Consent of McGladrey and Pullen, LLP.
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith