Form 10-Q
period 2007-10-29
SYNERGETICS USA INC
filed 2007-12-10
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of December 3, 2007 was 24,311,012 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

			Page
PART I	Financial Information

	Item 1.	Unaudited Condensed Consolidated Financial Statements
		Balance Sheets — October 29, 2007 and July 31, 2007	3
		Statements of Income for the three months ended October 29, 2007 and October 29, 2006	4
		Statements of Cash Flows for the three months ended October 29, 2007 and October 29, 2006	5
		Notes to Unaudited Condensed Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
	Item 4.	Controls and Procedures	18

PART II	Other Information

	Item 1.	Legal Proceedings	19
	Item 1A.	Risk Factors	19
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
	Item 3.	Defaults Upon Senior Securities	19
	Item 4.	Submission of Matters to a Vote of Security Holders	19
	Item 5.	Other Information	19
	Item 6.	Exhibits	20
Signatures
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I — Financial Information

Item 1 — Unaudited Condensed Consolidated Financial Statements

Synergetics USA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
As of October 29, 2007 (Unaudited) and July 31, 2007
(Dollars in thousands, except share data)

	October 29, 2007	July 31, 2007
Assets
Current Assets
Cash and cash equivalents	$160	$167
Accounts receivable, net of allowance for doubtful accounts for approximately $314 and $227, respectively	7,305	8,264
Income taxes receivable	723	726
Inventories	14,782	14,247
Prepaid expenses	457	343
Deferred income taxes	554	516
Total current assets	23,981	24,263
Property and equipment, net	8,081	8,031
Goodwill	10,660	10,660
Other intangible assets, net	14,564	14,782
Patents, net	888	871
Deferred expenses	211	216
Cash value of life insurance	46	46
Total assets	$58,431	$58,869
Liabilities and Stockholders’ Equity
Current Liabilities
Excess of outstanding checks over bank balance	$149	$531
Lines-of-credit	6,757	5,715
Current maturities of long-term debt	1,975	2,161
Current maturities of revenue bonds payable	249	249
Accounts payable	1,002	2,262
Accrued expenses	2,786	2,739
Income taxes payable	477	253
Total current liabilities	$13,395	$13,910
Long-Term Liabilities
Long-term debt, less current maturities	4,748	5,014
Revenue bonds payable, less current maturities	3,829	3,891
Deferred income taxes	2,585	2,619
Total long-term liabilities	11,162	11,524
Total liabilities	24,557	25,434
Commitments and contingencies (Note 6)
Stockholders’ Equity
Common stock at October 29, 2007 and July 31, 2007, $.001 par value, 50,000,000 shares authorized; 24,302,012 and 24,265,500 shares issued and outstanding, respectively	24	24
Additional paid-in capital	24,125	24,083
Retained earnings	9,725	9,328
Total stockholders’ equity	33,874	33,435
Total liabilities and stockholders’ equity	$58,431	$58,869

See Notes to Unaudited Condensed, Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income
Three Months Ended October 29, 2007 and October 29, 2006
(Dollars in thousands, except per share information)

	Three Months Ended October 29, 2007	Three Months Ended October 29, 2006
Sales	$10,469	$9,906
Cost of sales	3,944	3,600
Gross profit	6,525	6,306
Operating expenses
Research and development	449	651
Selling, general and administrative	5,291	4,937
	5,740	5,588
Operating income	785	718
Other income (expense)
Interest income	1	—
Interest expense	(260)	(165)
Miscellaneous	20	9
	(239)	(156)
Income before provision for income taxes	546	562
Provision for income taxes	149	185
Net income	$397	$377
Earnings per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
Basic weighted average common shares outstanding	24,296,309	24,210,680
Diluted weighted average common shares outstanding	24,433,288	24,377,889

See Notes to Unaudited Condensed, Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Three months Ended October 29, 2007 and October 29, 2006
(Dollars in thousands)

	Three Months Ended October 29, 2007	Three Months Ended October 29, 2006
Cash Flows from Operating Activities
Net income	$397	$377
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	485	356
Provision for doubtful accounts receivable	86	21
Stock-based compensation	42	33
Deferred income taxes	(72)	—
Change in assets and liabilities:
(Increase) decrease in:
Receivables	872	(23)
Income tax receivable	3	—
Inventories	(535)	(1,557)
Prepaid expenses	(127)	(52)
Other current assets	—	152
(Decrease) increase in:
Accounts payable	(1,260)	268
Accrued expenses and other liabilities	47	(612)
Income taxes payable	224	36
Net cash provided by (used in) operating activities	162	(1,001)
Cash Flows from Investing Activities
Net decrease in notes receivable, officer-stockholder	—	4
Purchase of property and equipment	(272)	(75)
Acquisition of patents and other intangibles	(43)	(112)
Sales of trading securities	—	50
Net cash used in investing activities	(315)	(133)
Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	(382)	(140)
Net borrowings on lines-of-credit	1,042	319
Principal payments on revenue bonds payable	(62)	(63)
Proceeds from long-term debt	—	919
Principal payments on long-term debt	(330)	(125)
Payments on debt incurred for acquisition of trademark	(122)	(115)
Net cash provided by financing activities	146	795
Net decrease in cash and cash equivalents	(7)	(339)
Cash and cash equivalents
Beginning	167	557
Ending	$160	$218

See Notes to Unaudited Condensed, Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular information reflects dollars in thousands, except share and per share information)

Note 1. General

Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005 in connection with the merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a leading medical device company focused on progressing the standard of care for microsurgeons and their patients by seeking to improve surgical patient outcomes through the delivery of innovative improvements in quality, delivery and cost. The Company focuses on the ophthalmology, neurosurgery and ear, nose and throat surgery (“ENT”) markets. The distribution channels include a combination of direct and independent sales organizations, and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri and King of Prussia, Pennsylvania. During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.

Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods, the Company uses a 21 business day per month reporting cycle with the exception of leap year when the extra shipping day will be included in the second quarter. As such, the information presented in the Form 10-Q is for the three month periods August 1, 2007 through October 29, 2007 and August 1, 2006 through October 29, 2006, respectively and the three month periods contain 63 business days.

Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics DE, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended October 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2007, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2007 (the “Annual Report”).

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Annual Report. In the first three months of fiscal 2008, no significant accounting policies were changed other than the implementation of policies for the accounting for uncertainties in income taxes as described below.

Reclassifications: Certain reclassifications have been made to the prior year financial statements and to the financial statements for the three months ended October 29, 2007 to conform with the current quarter presentation. Total assets, total liabilities and net income were not affected.

Accounting for Uncertainties in Income Taxes: Effective August 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 is to be recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the adoption of FIN No. 48, the Company had no uncertain tax positions taken in prior periods.

The Company generally recognizes interest and penalties related to uncertain tax positions through income tax expense. As of the date of adoption, the 2005 – 2006 tax years remain subject to examination by major tax jurisdictions. There are no federal, state or foreign income tax audits in process as of October 29, 2007.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities: In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Tax Force in Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company currently presents these taxes on a net basis and has elected not to change its presentation method.

Note 3. Distribution Agreements

The Company sells a portion of its electrosurgical generators to a U.S. based national and international distributor as described below:

Codman and Shurtleff, Inc. (“Codman”)

In the neurosurgery market, our bipolar electrosurgical system has been sold for over 20 years through a distribution agreement with Codman. On January 9, 2006, the Company executed a three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories. In addition, the Company entered into a three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. Both agreements expire on December 31, 2008.

Net sales to Codman amounted to approximately $1,314,000 for the three month period ended October 29, 2007 and $1,725,000 for the three month period ended October 29, 2006. This represented 12.6 and 17.4 percent of net sales for the three months ended October 29, 2007 and October 29, 2006, respectively.

Note 4. Stock-Based Compensation

Stock Option Plans

The following table provides information about awards outstanding at October 29, 2007:

	Three Months Ended October 29, 2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Options outstanding, beginning of period	428,735	$2.18	$1.79
For the period from August 1, 2007 through October 29, 2007:
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Options outstanding, end of period	428,735	$2.18	$1.79

Options exercisable, end of period	369,700	$2.46	$2.03

Restricted Stock Plans

Under our 2001 Plan, our common stock may be granted at no cost to certain employees and consultants of the Company. Pursuant to the 2001 Plan, grantees are entitled to dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period during which the restrictions lapse either pro-ratably over a five year vesting period or at the end of the fifth year. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the three months ended October 29, 2007, 34,515 shares were granted under the restricted stock plan. Compensation expense related to shares granted in the both the current and the previous year was $25,000. As of October 29, 2007, there was approximately $140,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted average period of five years.

Note 5. Supplemental Balance Sheet Information

Inventories (Dollars in thousands)

	October 29, 2007	July 31, 2007
Raw material and component parts	$6,658	$6,754
Work-in-progress	2,492	1,948
Finished goods	5,632	5,545
	$14,782	$14,247

Property and equipment (Dollars in thousands)

	October 29, 2007	July 31, 2007
Land	$730	$730
Building and improvements	5,436	5,436
Machinery and equipment	4,541	4,428
Furniture and fixtures	610	610
Software	115	115
Construction in process	193	34
	11,625	11,353
Less accumulated depreciation	3,544	3,322
	$8,081	$8,031

Other intangible assets (Dollars in thousands)

Information regarding the Company’s other intangible assets is as follows:

	Gross Carrying Value	Accumulated Amortization	Net
	October 29, 2007
Patents	$1,143	$255	$888
Proprietary know-how	4,057	809	3,248
Trademark	5,923	—	5,923
Licensing agreements	5,834	441	5,393
	$16,957	$1,505	$15,452

	July 31, 2007
Patents	$1,103	$232	$871
Proprietary know-how	4,057	740	3,317
Trademark	5,923	—	5,923
Licensing agreements	5,834	292	5,542
	$16,917	$1,264	$15,653

Goodwill of $10,660,000 is a result of the reverse merger transaction completed on September 21, 2005. Synergetics Acquisition Corporation, a wholly owned subsidiary of Valley Forge, merged with and into Synergetics and Synergetics thereby became a wholly owned subsidiary of Valley Forge. Pursuant to the terms of the merger agreement, stockholders of Synergetics common stock received in the aggregate 15,960,648 shares of Valley Forge common stock, or 4.59 Valley Forge shares for each share of Synergetics resulting in Synergetics’ former private stockholders owning approximately 66 percent of Valley Forge’s outstanding common stock upon completion of the reverse merger. The reverse merger was accounted for as a purchase business combination with Synergetics deemed the accounting acquirer and Valley Forge’s assets acquired and liabilities assumed recorded at fair value.

Estimated amortization expense on other intangibles for the remaining nine months of fiscal year ending July 31, 2008 and the next four years thereafter is as follows (dollars in thousands):

Periods Ending July 31:	Amount
Fiscal Year 2008 (remaining 9 months)	$622
Fiscal Year 2009	857
Fiscal Year 2010	828
Fiscal Year 2011	605
Fiscal Year 2012	552

Amortization expense for the three months ended October 29, 2007 was $263,000.

Pledged assets; short and long-term debt (excluding revenue bonds payable)

Short-term debt as of October 29, 2007 and July 31, 2007 consisted of the following:

Revolving Credit Facility: Under this credit facility, the Company may borrow up to $8.5 million with interest at an interest rate of the bank’s prime lending rate or LIBOR plus 2.25% and adjusting each quarter based upon our leverage ratio. Currently, interest under the facility is charged at LIBOR plus 2.75%. Borrowings under this facility at October 29, 2007 were $6.5 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires December 1, 2008. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 29, 2007, the leverage ratio was 3.14 times and the fixed charge coverage ratio was 1.62 times. Availability under the line was approximately $2.0 million.

Revolving Credit Facility: Under this credit facility, the Company may borrow up to $2.5 million. Currently, interest under the facility is charged at the bank’s prime lending rate. There were no borrowings under this facility at October 29, 2007. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. This credit facility expires June 4, 2008 and has no financial covenants. The entire facility was available at October 29, 2007.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at the bank’s prime lending rate. Borrowings under this facility were approximately $210,000 on October 29, 2007. Outstanding amounts were secured by the purchased equipment. The equipment line of credit facility of $1.0 million was renewed with a new expiration date of October 31, 2008 and has availability of $790,000.

Long-term debt as of October 29, 2007 and July 31, 2007 consisted of the following (dollars in thousands):

	October 29, 2007	July 31, 2007
Note payable to bank, due in monthly principal installments of $1,139 plus interest at prime rate plus 1% (an effective rate of 9.25% as of July 31, 2007), remaining balance due September 2007, collateralized by a second deed of trust	$—	$151
Note payable, due in monthly installments of $509, including interest at 4.9%, remaining balance due May 2008, collateralized by a vehicle	1	3
Note payable to bank, due in monthly principal installments of $39,642 beginning November 2005 plus interest at a rate of 8.25%, remaining balance due September 30, 2010, collateralized by substantially all assets of the Company	436	555
Note payable to bank, due in monthly installments of $19,173 beginning December 2006 plus interest at a rate of 8.25%, remaining balance due on November 14, 2010, collateralized by substantially all assets of the Company	708	766
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00%, remaining balance of $2,718,368, including contractual interest payments, due December 2011, collateralized by the Malis® trademark	2,384	2,506
Settlement obligation to Iridex Corporation, due in annual installments of $800,000 which includes interest at an imputed rate of 8.00%, remaining balance of $4,000,000 including the effects of imputing interest, due April 15, 2012	3,194	3,194
	$6,723	7,175
Less current maturities	1,975	2,161
Long-term portion	$4,748	$5,014

Note 6. Commitments and Contingencies

On September 22, 2005, the Company entered into three-year employment agreements with its Chief Executive Officer, its Chief Operating Officer and its Chief Scientific Officer in conjunction with the merger of Synergetics, Inc. and Valley Forge Scientific Corporation. On August 1, 2007, the Company entered into a three-year employment agreement with its Executive Vice President and Chief Financial Officer. In the event any such executive officer is terminated without cause, or if such executive officer resigns for good reason, such executive officer shall be entitled to his or her base salary and health care benefits through the end of the employment agreement. In addition, the Chief Financial Officer’s employment agreement includes a change of control provision whereby she will be entitled to 15 months base salary and health care benefits if she is terminated within twelve months following a change of control and all shares of restricted common stock shall vest.

In August 2007, we leased approximately 10,000 square feet of additional engineering and manufacturing space adjacent to our headquarters in O’Fallon, Missouri for a term of five years.

Subsequent to the end of the quarter, on November 8, 2007, the Company entered into a letter agreement with its new Executive Vice President of Sales and Marketing. In the event of a change in control, the Company shall pay the Executive Vice President of Sales and Marketing his base salary for one year, and all shares of restricted common stock shall vest.

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

Note 7. Entity Wide Information
.
The following tables presents the entity wide disclosures for net sales (dollars in thousands):

	Three months ended
	October 29, 2007	October 29, 2006
Product Line:
Ophthalmic	$6,436	$5,306
Neurosurgery	3,732	3,775
Other (Pain Control, ENT and Dental)	301	825
Total	$10,469	$9,906

Region Specific:
Domestic	$7,703	$8,038
International	2,766	1,868
Total	$10,469	$9,906

Note 8. RECENT ACCOUNTING PROUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which relates to the definition of fair value, the methods used to estimate fair value and the requirement of expanded disclosures about estimates of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At this time, we have not completed our review and assessment of the impact of adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. At this time, we have not completed our review and assessment of the impact of adoption of SFAS No. 159.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended July 31, 2007.

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

The Company is a leading medical device company focused on progressing the standard of care for microsurgeons and their patients. The Company seeks to improve surgical patient outcomes through the delivery of innovative improvements in quality delivery and cost by focusing on three common microsurgical disciplines including ophthalmology, neurosurgical and ENT surgery. Its distribution channels include a combination of direct and independent sales organizations, and important strategic alliances with market leaders. The Company’s product lines focus upon precision-engineered, microsurgical, hand-held instruments and the microscopic delivery of laser energy, ultrasound, electrosurgery, illumination and irrigation, often delivered in multiple combinations.

Revenues from our ophthalmic products constituted 61.5 percent and 53.6 percent of our total revenues for the three months ended October 29, 2007 and for the fiscal year ended July 31, 2007, respectively. Revenues from our neurosurgical products represented 35.6 percent and 38.1 percent for the three months ended October 29, 2007 and for the fiscal year ended July 31, 2007, respectively. In addition, other revenue, which includes our pain control management, dental and ear, nose and throat (“ENT”) products was 2.9 percent and 8.3 percent of our total revenues for the three months ended October 29, 2007 and for the fiscal year ended July 31, 2007, respectively. We expect that the relative revenue contribution of our neurosurgical products will rise in 2008 as a result of our continued efforts to expand our neurosurgical product line. International revenues of $2.8 million constituted 26.4 percent of our total revenues for the three months ended October 29, 2007. We expect that the relative revenue contribution of our international sales will rise in 2008 as a result of our continued efforts to expand our international distribution and direct sales and our expanded core product, neurosurgical product offerings including the Omni® ultrasonic aspirator and the Malis® AdvantageTM.

On August 27, 2007, the Company announced the extension to its contract with Stryker. On October 25, 2004, Synergetics USA, Inc.'s predecessor, Valley Forge Scientific executed a Supply and Distribution Agreement (the "Agreement") with Stryker, a Michigan corporation, which provides for the Company to supply to Stryker and for Stryker to distribute exclusively, on a world-wide basis, a unique radio frequency ("RF") generator for the percutaneous treatment of pain. The original agreement was for a term of five years commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the companies negotiated a one year extension to the contract date and increased the minimum purchase obligation each year for the remaining contract period. Net sales to Stryker amounted to approximately $50,000 for the three months ended October 29, 2007 which represents 0.5 percent of net sales for that time period compared to $577,000 for the three months ended October 29, 2006. Sales to Stryker decreased during the quarter due to a model changeover. The Company anticipates that these sales will return to their typical pattern as the final software changes should be complete by the end of the Company’s third fiscal quarter of 2008.

On September 11, 2007, the Company entered into two new distribution agreements with Volk Optical, granting Synergetics rights over the next three years to sell Volk’s products to vitreoretinal surgeons in the United States.  The agreements cover Volk’s line of ophthalmic lenses, used for detailed examination and treatment of the retina, and exclusive right to sell Volk’s new Optiflex™ Surgical Assistant in the United States.  This new vitreoretinal system, compatible with most leading surgical microscopes, enhances a surgeon’s visual ability with precision focus and control.

Through Synergetics, the Company initially engineered and produced prototype instruments designed to assist retinal surgeons in treating acute subretinal pathologies such as histoplasmosis and age-related macular degeneration. Synergetics developed a number of specialized lines of finely engineered, microsurgical instruments, which today have grown to comprise a product catalogue of over 1,400 retinal surgical items including scissors, retractors, cannulas, forceps and other reusable and disposable surgical instruments. The Company is a leading supplier of 25, 23 and 20 gauge instrumentation to the ophthalmic surgical market which enable surgeons to make smaller, less invasive, stitch-less incisions. The Company’s illumination devices can deliver concentrated light to the site providing improved viewing by using a xenon light or gas-arc lamp source. The ability of the PhotonTM or Photon IITM to deliver both laser energy and illumination through the same fiber line is unique, as is the number of accessories which can be attached to the devices.

The Company has a complementary neurosurgical product line which includes the Omni® ultrasonic aspirator, which uses ultrasonic waves to cause vibration of a tip, that is predominately - used for tumor removal, an electrosurgical generator that is bipolar and the modality of choice for tissue cutting and coagulation as compared to monopolar products and precision neurosurgical instruments. In addition, the Company has developed and released on a limited basis, a line of bipolar instruments in both disposable and reusable formats, some of which will connect to all electrosurgical generators and some of which are for use only with the Malis® AdvantageTM. Our neurosurgery product catalogue consists of over 300 neurosurgical items including capital equipment, disposable and reusable instruments and other disposable items. The Company’s sales of neurosurgical products did not grow as anticipated this quarter. The Company views this as an order timing issue and it is not the result of any competitive market pressures. The Company expects the normal growth pattern to return for the third quarter of fiscal 2008.

We anticipate that the Company is strategically positioned for future growth of our neurosurgical product line, and we expect that the relative revenue contribution of our neurosurgical products will increase in fiscal 2008.

New Product Sales

The Company’s business strategy has been, and is expected to continue to be, the development and marketing of new technologies for the ophthalmic, neurosurgical and ENT markets. New products, which management defines as products introduced within the prior 24-month period, accounted for approximately 14.1 percent of total sales for the Company on a consolidated basis for the three months ended October 29, 2007, approximately $1.5 million. Our past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by the Company. Since August 1, 2007, the Company has introduced over 8 new products to the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.

Growth in Minimally Invasive Surgery Procedures

Minimally invasive surgery (“MIS”) is surgery performed without making a major incision or opening. MIS generally results in less patient trauma, less likelihood of complications related to the incision and a shorter recovery time. A growing number of surgical procedures are performed using minimally invasive techniques, creating a multi-billion dollar market for the specialized devices used in the procedures. The Company feels it is ideally positioned to take advantage of this growing market. We believe our micro-instrumentation capability is unsurpassed. The Company has made scissors as small as 30 gauge (0.012 inch, 0.3 millimeter) in diameter with a single activating shaft. The Company also feels that it is the world leader in small-fiber illumination technology. The Company’s PhotonTM and PhotonTM II light sources can put more light down a fiber of 300 micron diameter or smaller than any other source in the world. This product was developed for ophthalmology but has wide ranging MIS applications. The Company’s Malis® line of electrosurgical bipolar generators are the marketshare leading, neurosurgical generators worldwide. These generators produce a unique and patented waveform that has been proven over many decades of use to cause less collateral tissue damage as compared to other competing generators. The Omni® power ultrasound technology provides a new method for the minimally invasive removal of soft and fibrotic tissue, as well as microscopic bone removal. This technology is in its infancy and the Company anticipates that it will become a standard of care in multiple MIS applications. The Company has benefited from the overall growth in this market and expects to continue to benefit as it continues to introduce new and improved technologies targeting this market

Demand Trends

Volume and mix improvements contributed to the majority of sales growth for the Company. Ophthalmic and neurosurgical procedures volume on a global basis continues to rise at an estimated 5.0% growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in procedures volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic, neurosurgical and ENT markets.

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

Results Overview

During the fiscal quarter ended October 29, 2007, we had net sales of $10.5 million, which generated $6.5 million in gross profit, an operating income of $785,000 and net income of $397,000, or $0.02 earnings per share. During the three months ended October 29, 2006, we had net sales of $9.9 million, which generated $6.3 million in gross profit, operating income of $718,000 and net income of $377,000, or $0.02 earnings per share. The Company had $160,000 in cash and $17.6 million in interest-bearing debt and revenue bonds as of October 29, 2007. We anticipate that cash flows from operations, together with available borrowings under our existing credit facilities, will be sufficient to meet our working capital, capital expenditure and debt service needs for the next twelve months.

Our Business Strategy

Our goal is to become a global leader in the development, manufacturing and marketing of precision-engineered, microsurgical instruments and capital equipment for use in minimally invasive ophthalmic, neurosurgical and ENT applications and to grow our product lines in other specialty surgical markets. We are taking the following steps toward achieving our goal:

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

•
Utilizing the full breadth and depth of knowledge, experience and resources of our research and development department to deliver precision-engineered capital equipment, instruments, accessories and disposables to the MIS market based on our own proprietary technologies and innovations;

•	Branding and marketing a substantial portion of our neurosurgical and ENT products with the Malis® trademark;

•
Continuing to develop our distribution channels, including the expansion of our domestic ophthalmic, neurosurgical and ENT direct sales forces, continued development of an international direct ophthalmic sales force and continued expansion of our international neurosurgical distributor relationships to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions;

•
Continuing to grow our disposables revenue stream across our product lines by focusing on the development of a full offering of disposable adjuncts, such as instruments, adapters and fiber optics, to our capital equipment offerings and emphasizing disposables designed to eliminate hospital reprocessing and repair costs and minimize patient-to-patient disease transfer;

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

•
Expanding the use of the Malis® AdvantageTM into other microsurgical markets as its increased power and functionality allows the surgeon to perform functions similar to traditional monopolar systems, without the inherent safety limitations;

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

Results of Operations

Three Month Period Ended October 29, 2007 Compared to Three Month Period Ended October 29, 2006

Net Sales

The following table presents net sales by category (dollars in thousands):

	Quarter Ended October 29,		% Increase
	2007	2006	(Decrease)

Ophthalmic	$6,436	$5,306	21.3%
Neurosurgery	3,732	3,775	(1.1)%
Other	301	825	(63.5)%
Total	$10,469	$9,906	5.7%

Ophthalmic sales growth was 21.3 percent from the first quarter of fiscal 2007. Domestic ophthalmic sales increased 8.7 percent for the first quarter of fiscal 2008 while international ophthalmic sales increased 38.4 percent as compared to the first quarter of the previous fiscal year. Domestic ophthalmic sales management was reorganized on August 1, 2007. The Company continues to train its new, recently added territory managers and is beginning to see a return on its investment in a direct sales force in certain countries.

Neurosurgery net sales during the first fiscal quarter of 2008 were 1.1 percent less than the first quarter of fiscal 2007. Domestic neurosurgery sales increased 9.4 percent and international neurosurgery sales increased 76.9 percent, offset by a decrease in sales to Codman of 23.8 percent. The increases in domestic and international were primarily attributable to the sales in the core technology area of Omni® power ultrasonic aspirators, the Malis® AdvantageTM and their related disposables. The Company expects that sales of these products will continue to have a positive impact on net sales for the remainder of fiscal 2008. Sales to Codman decreased due to restocking orders received in the first quarter of the prior year which were not required during the current fiscal quarter.

Other net sales during the first fiscal quarter of 2008 decreased 63.5 percent compared to the first fiscal quarter of 2007, primarily attributable to sales to Stryker in the pain control market as the model changeover was not complete and was not yet ready for production in the first quarter of fiscal 2008.

The following table presents domestic and international net sales (dollars in thousands):

	Quarter Ended October 29,		% Increase
	2007	2006	(Decrease)
United States	$7,703	$8,038	(4.2)%
International (including Canada)	2,766	1,868	48.1%
Total	$10,469	$9,906	5.7%

Domestic sales for the first quarter of fiscal 2008 compared to the same period of fiscal 2007 decreased 4.2% as increases in domestic ophthalmology were offset by a decrease in sales to Codman. International sales growth of 48.1 percent for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily attributable to the sales increases in both ophthalmology and neurosurgery equipment and their related disposables.

Gross Profit

Gross profit as a percentage of net sales was 62.3 percent in the first quarter of fiscal 2008 compared to 63.7 percent for the same period in fiscal 2007. Gross profit as a percentage of net sales from the first quarter of fiscal 2008 to the first quarter of fiscal 2007 decreased slightly. However, it increased approximately 3.5 percentage points from the average gross profit margin for fiscal 2007. This was primarily due to a selling price increase instituted at the beginning of the fiscal year, a change in mix toward higher disposable product sales, offset by pricing pressure on both ophthalmic and neurosurgical capital equipment. In June of 2007, the Company instituted a program to aggressively pursue cost savings. It has already had a reduction in force, implemented an incentive-based buyer’s program and gained additional control over its use of manufacturing supplies.

Operating Expenses

Research and development (“R&D”) as a percentage of net sales was 4.3 percent and 6.6 percent for the first quarter of fiscal 2008 and 2007, respectively. R&D costs decreased to $449,000 in the first quarter of fiscal 2008 from $651,000 in the same period in fiscal 2007, reflecting a decrease in costs associated with newly introduced products and a slight decrease in spending on active, new product projects focused on areas of strategic significance. Synergetics’ pipeline included approximately 85 active, major projects in various stages of completion as of October 29, 2007. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company expects over the next few years to invest in R&D at a rate of approximately 4% to 6% of net sales.

Selling, general and administrative expenses (“SG&A”) increased by $354,000 to approximately $5.3 million during the first quarter of fiscal 2008 compared to approximately $4.9 million during the first quarter of fiscal 2007. The percentage of SG&A to net sales increased from 49.8 percent for the first quarter of fiscal 2007 to 50.5 percent for the first quarter of fiscal 2008. Selling expenses, which consist of salaries, commissions and direct expenses, the largest component of SG&A, increased approximately $800,000 to approximately $2.8 million, or 26.8 percent of net sales, for the first quarter of fiscal 2008, compared to $2.0 million, or 20.4 percent of net sales, for the first quarter of fiscal 2007. This increase was due to the mix of sales and additional direct selling cost associated with sales during the quarter. As sales to Codman and Stryker decreased and sales of the Company’s core products increased, it led to a significant increase in commissionable sales on a percentage basis. Commissionable sales increased from 77.9 percent of sales during the first quarter of fiscal 2007 to 88.5 percent in the first quarter of fiscal 2008. Selling headcount increased by 5.6 percent from October 29, 2006 to October 29, 2007. General and administrative headcount increased approximately 27.8 percent over that same timeframe primarily due to the addition of accounting and legal personnel to handle the growing volume of transactions and the Sarbanes-Oxley internal control requirements, which resulted in an increase in general salaries and benefits of approximately $66,000 in the first quarter of fiscal 2008, compared to the first quarter of fiscal 2007. The Company’s legal expenses decreased by $353,000 during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 as the cost associated with the Iridex lawsuit and subsequent settlement are no longer a significant factor. In addition, the Company also experienced a decrease of approximately $26,000 in outside consulting costs on the Company’s Sarbanes-Oxley compliance efforts primarily due to the completion of documentation and testing of the former Valley Forge location in fiscal 2007 and the Company’s efforts to internalize a portion of the documentation procedures. As mentioned above, the Company has instituted a cost savings initiative in June of 2007 and SG&A costs are targeted as well.

Other Expenses

Other expenses for the first quarter of fiscal 2008 increased 53.2 percent to $239,000 from $156,000 for the first quarter of fiscal 2007. The increase was due primarily to increased interest expense for the increased borrowings on the Company’s working capital line due to working capital needs and the interest on the settlement obligation with Iridex which amounted to approximately $64,000.

Operating Income, Income Taxes and Net Income

Operating income for the first quarter of fiscal 2008 was $785,000 as compared to $718,000 in the comparable 2007 fiscal period. The increase in operating income was primarily the result of a slight decrease in gross profit margin on 5.7 percent more net sales, a decrease of $202,000 in research and development costs and an increase of $354,000 in SG&A expenses primarily related to an additional $800,000 in selling expense offset by a decrease of $353,000 in legal costs and $26,000 in Sarbanes-Oxley consulting costs.

The Company recorded a $149,000 provision on a pre-tax income of $546,000, a 27.3 percent tax provision, compared to a 33.0 percent tax provision for the first fiscal quarter of 2007.

Net income increased by $20,000 to $397,000 for the first quarter of fiscal 2008, from $377,000 income for the same period in fiscal 2007. Basic and diluted earnings per share of $0.02 for the first quarter of fiscal 2008 remained flat for the first quarter of fiscal 2007. Basic weighted average shares outstanding increased from 24,210,680 to 24,296,309.

Liquidity and Capital Resources

The Company had $160,000 in cash and total interest-bearing debt and revenue bonds payable of $17.6 million as of October 29, 2007.

Working capital, including the management of inventory and accounts receivable, is a key management focus. At October 29, 2007, the Company had an average of 62 days of sales outstanding (“DSO”) for the three month period ending October 29, 2007, unfavorable to July 31, 2007 by five days. The Company utilized the three month period to calculate DSO as it included the current growth in sales. The collection time for non-U.S. receivables is generally longer than comparable U.S. receivables.

At October 29, 2007, the Company had 296 days sales in inventory on hand, unfavorable to July 31, 2007 by 21 days. The 296 days sales in inventory on hand at October 29, 2007 is high based on the Company’s anticipated levels of 250 to 275 days sales. In the first quarter of fiscal 2008, the Company utilized a twelve month period to calculate days sales in inventory as first quarter being seasonally slow normally will have the lowest cost of goods sold, resulting in an overstated result. Using the prior method which would have used a three month reporting period, the days sales in inventory on hand would have been 342 days.

Cash flows provided by operating activities were $162,000 for the three months ended October 29, 2007, compared to cash flows used in operating activities of $1.0 million for the comparable fiscal 2007 period. The increase in cash provided of $1.2 million was attributable to net usage decreases applicable to net receivables, inventories and accrued expenses of $2.6 million. Such decreases were somewhat offset by higher other current assets and accounts payable of approximately $1.7 million and other net working capital and other adjustment components of approximately $267,000 for the first three months of fiscal 2008. The Company has been utilizing cash from operations at a decreasing rate and expects this trend to continue.

Cash flows used in investing activities was $315,000 for the three months ended October 29, 2007, compared to cash used in investing activities of $133,000 for the comparable fiscal 2007 period. During the three months ended October 29, 2007, cash additions to property and equipment were $272,000, compared to $75,000 for the first three months of fiscal 2007. Increases in cash additions in fiscal 2008 to property and equipment were primarily to support the purchase of machinery and equipment for the newly leased R&D space adjacent to our current facility in O’Fallon, Missouri.

Cash flows provided by financing activities were $146,000 for the three months ended October 29, 2007, compared to cash provided by financing activities of $795,000 for the three months ended October 29, 2006. The decrease of $649,000 was applicable primarily to the increase in the excess of outstanding checks over the bank balance of $242,000, the decrease in proceeds of long-term debt of $919,000 and the increase in principal payments on long-term debt of $205,000. These increases were offset by higher net borrowings on line-of-credit of $723,000.

The Company had the following committed financing arrangements as of October 29, 2007:

Revolving Credit Facility: Under this credit facility, the Company may borrow up to $8.5 million with interest at an interest rate of the bank’s prime lending rate or LIBOR plus 2.25% and adjusting each quarter based upon our leverage ratio. Currently, interest under the facility is charged at LIBOR plus 2.75%. Borrowings under this facility at October 29, 2007 were $6.5 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires December 1, 2008. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 29, 2007, the leverage ratio was 3.14 times and the fixed charge coverage ratio was 1.62 times. Availability under the line was approximately $2.0 million.

Revolving Credit Facility: Under this credit facility, the Company may borrow up to $2.5 million. Currently, interest under the facility is charged at the bank’s prime lending rate. There were no borrowings under this facility at October 29, 2007. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. This credit facility expires June 4, 2008 and has no financial covenants. The entire facility was available at October 29, 2007.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at the bank’s prime lending rate. Borrowings under this facility were approximately $210,000 on October 29, 2007. Outstanding amounts are secured by the purchased equipment. The equipment line of credit facility of $1.0 million was renewed during the quarter and expires on October 31, 2008 and has availability of $790,000.

Management believes that cash flows from operations, together with available borrowings under its new credit facilities will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months.

Critical Accounting Policies

The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2007. In the first three months of fiscal 2008, there were no changes to the significant accounting policies. The Company did implement new accounting standards FIN No. 48, “Accounting for Uncertainty in Income Taxes” and EITF 06-3 “Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities.”

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

At October 29, 2007, the Company had two revolving credit facilities and an equipment line of credit facility in place. The Company’s revolving credit facilities had an outstanding balance of $6.5 million at October 29, 2007 and its equipment line of credit facility had an outstanding balance of $210,000 at October 29, 2007. The equipment line of credit facility bears interest at the bank’s prime lending rate. The first revolving credit facility bears interest at LIBOR plus 2.25% and adjusting each quarter based upon our leverage ratio. Currently, interest under the facility is charged at LIBOR plus 2.75%. The second revolving credit facility bears interest at the bank’s prime lending rate. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates and credit risk. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $135,000. The Company does not perform any interest rate hedging activities related to these three facilities.

Additionally, the Company has exposure to foreign currency fluctuation through export sales to international accounts. Less than 5.0 percent of our sales revenue is denominated in foreign currencies, we estimate that a change in the relative strength of the U.S. dollar to foreign currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to foreign currency.

Item 4 — Controls and Procedures

We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of October 29, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of October 29, 2007, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

During the fiscal quarter ended October 29, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 10, 2006, Synergetics filed a suit in the United States District Court, Eastern District of Pennsylvania against Innovatech and Peregrine for infringement of U.S. Patent No. 6,984,230, and on April 25, 2006 the Court permitted Synergetics to amend its complaint to add Iridex as well. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd., et al., Case No. 2:06-cv-00107. In April 2007, Synergetics reached a settlement that resulted in dismissal of all of the defendants except Innovatech. The remaining defendant, Innovatech, has denied the allegations and asserted a variety of affirmative defenses and counterclaims. Among the counterclaims, Innovatech has alleged violations of the Lanham Act, 15 U.S.C. Section 1125 and violation of the Sherman Act, 15 U.S.C. Sections 1 and 2, by Synergetics and the Company. On September 9, 2007, Innovatech moved to dismiss its counterclaim without prejudice. Synergetics responded on September 24, 2007 and contemporaneously moved to amend its complaint to dismiss the infringement claims but assert new declaratory judgment claims corresponding to those Innovatech sought to dismiss. Synergetics explained that to the extent its motion is granted, it did not oppose Innovatech’s motion to dismiss. However, Synergetics did not agree to Innovatech’s dismissal of its counterclaims without prejudice, which would allow Innovatech to refile the claims anew at a place and time of its choosing. The Court’s decision on the respective motions is pending.

In addition, from time to time we may become subject to litigation claims that may greatly exceed our liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of October 29, 2007, the Company has no litigation reserve recorded.

Item 1A — Risk Factors

The Company’s business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report of Form 10-K for the fiscal year ended July 31, 2007. In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that, except as otherwise disclosed in this Item 1A, there have been no material changes to the Company’s risk factors since the date of filing the Annual Report.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2007.

Item 6 — Exhibits

Exhibit No.	Description

10.1	Letter Agreement by and between Synergetics USA, Inc. and Dave Dallam dated November 8, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SYNERGETICS USA, INC.
(Registrant)

December 10, 2007	/s/ Gregg D. Scheller
Gregg D. Scheller, President and Chief
Executive Officer (Principal Executive
Officer)

December 10, 2007	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)