Form 10-Q
period 2008-01-31
SYNERGETICS USA INC
filed 2008-03-11
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008

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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of March 6, 2008 was 24,316,769 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of January 31, 2008 (Unaudited) and July 31, 2007
(Dollars in thousands, except share data)

	January 31, 2008	July 31, 2007
Assets
Current Assets
Cash and cash equivalents	$153	$167
Accounts receivable, net of allowance for doubtful accounts of approximately $267 and $227, respectively	8,339	8,264
Income taxes receivable	321	473
Inventories	14,849	14,247
Prepaid expenses	432	343
Deferred income taxes	498	516

Total current assets	24,592	24,010
Property and equipment, net	8,148	8,031
Goodwill	10,660	10,660
Other intangible assets, net	14,351	14,782
Patents, net	887	871
Deferred expenses	232	216
Cash value of life insurance	46	46

Total assets	$58,916	$58,616

Liabilities and Stockholders’ Equity
Current Liabilities
Excess of outstanding checks over bank balance	$490	$531
Lines-of-credit	7,860	5,715
Current maturities of long-term debt	1,864	2,161
Current maturities of revenue bonds payable	249	249
Accounts payable	1,135	2,262
Accrued expenses	2,637	2,739

Total current liabilities	$14,235	$13,657

Long-Term Liabilities
Long-term debt, less current maturities	4,540	5,014
Revenue bonds payable, less current maturities	3,767	3,891
Deferred income taxes	2,482	2,619

Total long-term liabilities	10,789	11,524

Total liabilities	25,023	25,181

Commitments and contingencies (Note 6)
Stockholders’ Equity
Common stock at January 31, 2008 and July 31, 2007, $.001 par value, 50,000,000 shares authorized; 24,316,769 and 24,265,500 shares issued and outstanding, respectively	24	24
Additional paid-in capital	24,197	24,083
Retained earnings	9,671	9,328

Total stockholders’ equity	33,892	33,435

Total liabilities and stockholders’ equity	$58,916	$58,616

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
Three and Six Months Ended January 31, 2008 and January 30, 2007
(Dollars in thousands, except per share information)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2008	January 30, 2007	January 31, 2008	January 30, 2007
Sales	$11,636	$11,353	$22,106	$21,259
Cost of sales	4,882	4,835	8,826	8,435

Gross profit	6,754	6,518	13,280	12,824

Operating expenses
Research and development	697	780	1,147	1,431
Selling, general and administrative	5,819	5,556	11,110	10,493

	6,516	6,336	12,257	11,924

Operating income	238	182	1,023	900

Other income (expense)
Interest income	3	—	4	1
Interest expense	(305)	(243)	(565)	(409)
Loss on sale of asset	(5)	—	(5)	—
Miscellaneous	(2)	—	18	9

	(309)	(243)	(548)	(399)

Income (loss) before provision for income taxes	(71)	(61)	475	501
Provision for income taxes	(17)	23	132	209
Provision for re-enactment of the research and experimentation credit	—	(266)	—	(266)

	(17)	(243)	132	(57)

Net income (loss)	$(54)	$182	$343	$558

Earnings per share:
Basic	$0.00	$0.01	$0.01	$0.02

Diluted	$0.00	$0.01	$0.01	$0.02

Basic weighted-average common shares outstanding	24,312,930	24,214,322	24,304,800	24,212,531

Diluted weighted-average common shares outstanding	24,387,064	24,410,302	24,411,689	24,412,642

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Six months Ended January 31, 2008 and January 30, 2007
(Dollars in thousands)

	Six Months Ended	Six Months Ended
	January 31, 2008	January 30, 2007
Cash Flows from Operating Activities
Net income	$343	$558
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	992	716
Provision for doubtful accounts receivable	40	26
Stock-based compensation	92	188
Deferred income taxes	(119)	(130)
Loss on sale of assets	5	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(115)	(487)
Income taxes receivable	152	(111)
Inventories	(602)	(1,071)
Prepaid expenses	(89)	(79)
Other current assets	—	(15)
(Decrease) increase in:
Accounts payable	(1,127)	(758)
Accrued expenses	(102)	(872)

Net cash used in operating activities	(530)	(2,035)

Cash Flows from Investing Activities
Net decrease in notes receivable, officer-stockholder	—	13
Increase in deferred expenses	(51)	—
Proceeds from sale of equipment	19	—
Purchase of property and equipment	(621)	(157)
Acquisition of patents and other intangibles	(62)	(177)
Sales of trading securities	—	50

Net cash used in investing activities	(715)	(271)

Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	(41)	205
Net borrowings on lines-of-credit	2,145	1,903
Principal payments on revenue bonds payable	(124)	(124)
Proceeds from long-term debt	—	919
Principal payments on long-term debt	(525)	(286)
Payments on debt incurred for acquisition of trademark	(246)	(232)
Proceeds from stock options exercised	22	—

Net cash provided by financing activities	1,231	2,385

Net increase (decrease) in cash and cash equivalents	(14)	79
Cash and cash equivalents
Beginning	167	557

Ending	$153	$636

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
     Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods, the Company uses a 21 business day per month reporting cycle with the exception of leap year when the extra shipping day is included in the second quarter. As such, the information presented in the Form 10-Q is for the three and six month periods October 30, 2007 through January 31, 2008 and August 1, 2007 through January 31, 2008, respectively and October 30, 2006 through January 30, 2007 and August 1, 2006 through January 30, 2007, respectively. As such, the three month period in 2008 contains 64 business days and the six month period in 2008 contains 127 business days while the three month period in 2007 contains 63 business days and the six month period in 2007 contains 126 business days, respectively.
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics DE, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2007, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2007 (the “Annual Report”).
Note 2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in the Annual Report. In the first six months of fiscal 2008, no significant accounting policies were changed other than the implementation of policies for the accounting for uncertainties in income taxes as described below.
     Accounting for Uncertainties in Income Taxes: Effective August 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation Number 48, or (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 is to be recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. The Company identified no uncertain tax positions taken in prior periods and as a result, there was no financial impact from the adoption of FIN No. 48.
          The Company’s policy is to recognize interest and penalties through income tax expense. As of January 31, 2008, the 2005 — 2006 tax years remain subject to examination by major tax jurisdictions. There are no federal, state or foreign income tax audits in process as of January 31, 2008.
Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities: In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company currently presents these taxes on a net basis and has elected not to change its presentation method.
Reclassifications: Certain reclassifications have been made to the prior year’s quarterly financial statements to conform with the current quarter’s presentation. Total assets, total liabilities, operating income and net income were not affected.
Note 3. Distribution Agreements
     The Company sells a portion of its electrosurgical generators to a U.S. based national and international distributor as described below:
Codman & Shurtleff, Inc. (“Codman”)
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
     Net sales to Codman amounted to approximately $1,140,000 for the three month period ended January 31, 2008 and $1,590,000 for the three month period ended January 30, 2007, $2,454,000 for the six month period ended January 31, 2008 and $3,315,000 for the six month period ended January 30, 2007. This represented 9.8, 14.0, 11.1 and 15.6 percent of net sales for the three months ended January 31, 2008 and January 30, 2007, and for the six months ended January 31, 2008 and January 30, 2007, respectively.
Note 4. Stock-Based Compensation
Stock Option Plans
     The following table provides information about awards outstanding at January 31, 2008:

	Six Months Ended January 31, 2008
		Weighted-
		Average	Weighted-
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding, beginning of period	428,735	$2.18	$1.79
For the period from August 1, 2007 through January 31, 2008:
Granted	40,000	2.95	2.45
Forfeited	(7,000)	3.08	1.59
Exercised	(9,000)	2.48	2.24

Options outstanding, end of period	452,735	$2.32	$1.84

Options exercisable, end of period	368,707	$2.45	$2.05

          The 40,000 shares granted during the six months ended January 31, 2008 were to the independent directors. These options vest ratably on a quarterly basis over the next year of service on the Board. Therefore, the Company recorded $16,000 of compensation expense with respect to these options. The fair value of options granted during the six month period ended January 31, 2008 was determined at the date of the grant using a Black-Sholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	3.5%
Expected average life (in years)	10
Expected volatility	69.5%
Expected dividend yield	0.0%
The expected average risk-free rate is based on U.S. treasury yield curve. The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of Synergetics USA, Inc.’s common stock. The expected dividend yield is based on historical information and management’s plan.
Restricted Stock Plans
     Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), our common stock may be granted at no cost to certain employees and consultants of the Company. Pursuant to the 2001 Plan, grantees are entitled to dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period during which the restrictions lapse either pro-ratably over a five year vesting period or at the end of the fifth year. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the six months ended January 31, 2008, 40,272 shares were granted under the restricted stock plan and compensation expense related to these shares was $49,000 for the six months ended January 31, 2008. During the six months ended January 30, 2007, shares granted were 9,811 shares and compensation expense related to these shares was $44,000. As of January 31, 2008, there was approximately $140,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted-average period of five years.
Note 5. Supplemental Balance Sheet Information
Inventories

	January 31,	July 31,
	2008	2007
Raw material and component parts	$6,729	$6,754
Work-in-progress	2,401	1,948
Finished goods	5,719	5,545

	$14,849	$14,247

Property and equipment

	January 31,	July 31,
	2008	2007
Land	$730	$730
Building and improvements	5,642	5,436
Machinery and equipment	4,704	4,428
Furniture and fixtures	623	610
Software	115	115
Construction in process	109	34

	11,923	11,353
Less accumulated depreciation	3,775	3,322

	$8,148	$8,031

Other intangible assets
     Information regarding the Company’s other intangible assets is as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
	January 31, 2008

Patents	$1,165	$278	$887
Proprietary know-how	4,057	879	3,178
Trademark	5,923	—	5,923
Licensing agreements	5,834	584	5,250

	$16,979	$1,741	$15,238

	July 31, 2007

Patents	$1,103	$232	$871
Proprietary know-how	4,057	740	3,317
Trademark	5,923	—	5,923
Licensing agreements	5,834	292	5,542

	$16,917	$1,264	$15,653

     Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005. Proprietary know-how consists of the patented technology which is included in the Company’s core product, bipolar electrosurgical generators. As the proprietary technology is a distinguishing feature of the Company’s products, it represented a valuable intangible asset.
     Estimated amortization expense on other intangibles for the remaining six months of fiscal year ending July 31, 2008 and the next four years thereafter is as follows (dollars in thousands):

Periods Ending July 31:	Amount

Fiscal Year 2008 (remaining 6 months)	$430
Fiscal Year 2009	858
Fiscal Year 2010	828
Fiscal Year 2011	606
Fiscal Year 2012	562
Amortization expense for the six months ended January 31, 2008 was $483,000.
Pledged assets; short and long-term debt (excluding revenue bonds payable)
     Short-term debt as of January 31, 2008 and July 31, 2007 consisted of the following:
     Revolving Credit Facility: On March 10, 2008, the Company amended this credit facility with an effective date of January 31, 2008 to allow borrowings of up to $9.5 million with interest at an interest rate of the bank’s prime lending rate or LIBOR plus 2.25% and adjusting each quarter based upon our leverage ratio. Currently, interest under the facility is charged at LIBOR plus 2.75%. Borrowings under this facility at January 31, 2008 were approximately $7.1 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires December 1, 2008. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of January 31, 2008, the leverage ratio was 3.17 times, and the fixed charge coverage ratio was 1.31 times. Current collateral availability under the line was approximately $2.4 million.
     Non-U.S. Receivables Revolving Credit Facility: On March 10, 2008, the Company amended this credit facility with an effective date of January 31, 2008 to allow borrowings of up to $1.5 million. Currently, interest under the facility is charged at the bank’s prime lending rate. There were no borrowings under this facility at January 31, 2008. Outstanding amounts are collateralized by the

Company’s non-U.S. receivables. This credit facility expires June 4, 2008 and has no financial covenants. Current collateral availability under the line was approximately $895,000.
     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at the bank’s prime lending rate. Borrowings under this facility were approximately $758,000 on January 31, 2008. Outstanding amounts were secured by the purchased equipment. The equipment line of credit facility of $1.0 million was renewed with a new expiration date of October 31, 2008 and has availability of $242,000.
     Long-term debt as of January 31, 2008 and July 31, 2007 consisted of the following:

	January 31,	July 31,
	2008	2007
Note payable to bank, due in monthly principal installments of $1,139 plus interest at prime rate plus 1% (an effective rate of 9.25% as of July 31, 2007), remaining balance due September 2007, collateralized by a second deed of trust	$—	$151
Note payable, due in monthly installments of $509, including interest at 4.9%, remaining balance due May 2008, collateralized by a vehicle	2	3
Note payable to bank, due in monthly principal installments of $39,642 beginning November 2005 plus interest at a rate of 8.25%, remaining balance due September 30, 2010, collateralized by substantially all assets of the Company	317	555
Note payable to bank, due in monthly installments of $19,173 beginning December 2006 plus interest at a rate of 8.25%, remaining balance due on November 14, 2010, collateralized by substantially all assets of the Company	631	766
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00%, remaining balance of $2,718,368, including contractual interest payments, due December 2011, collateralized by the Malis® trademark	2,260	2,506
Settlement obligation to Iridex Corporation, due in annual installments of $800,000 which includes interest at an imputed rate of 8.00%, remaining balance of $4,000,000 including the effects of imputing interest, due April 15, 2012	3,194	3,194

	$6,404	7,175
Less current maturities	1,864	2,161

Long-term portion	$4,540	$5,014

Note 6. Commitments and Contingencies
          On September 22, 2005, the Company entered into three-year employment agreements with its Chief Executive Officer, its Chief Operating Officer and its Chief Scientific Officer in conjunction with the merger of Synergetics, Inc. and Valley Forge Scientific Corporation. On August 1, 2007, the Company entered into a three-year employment agreement with its Executive Vice President and Chief Financial Officer. In the event any such executive officer is terminated without cause, or if such executive officer resigns for good reason, such executive officer shall be entitled to his or her base salary and health care benefits through the end of the employment agreement. In addition, the Chief Financial Officer’s employment agreement includes a change of control provision whereby she will be entitled to 15 months base salary and health care benefits if she is terminated within twelve months following a change of control.
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
Note 7. Entity Wide Information
          The following tables present the entity wide disclosures for net sales:

	Three months ended		Six Month Ended
	January 31,	January 30,	January 31,	January 30,
	2008	2007	2008	2007
Product Line:
Ophthalmic	$6,863	$5,958	$13,228	$11,229
Neurosurgery	3,320	2,767	5,970	4,794
OEM (Codman and Stryker)	1,213	2,245	2,489	4,547
Other (ENT and Dental)	240	383	419	689

Total	$11,636	$11,353	$22,106	$21,259

Region Specific:
Domestic	$8,246	$8,856	$15,955	$16,893
International	3,390	2,497	6,151	4,366

Total	$11,636	$11,353	$22,106	$21,259

          Revenues are attributed to countries based upon the location of end-user customers or distributors.
Note 8. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) which relates to the definition of fair value, the methods used to estimate fair value and the requirement of expanded disclosures about estimates of fair value. SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The effective date of SFAS No. 157 was extended to fiscal years beginning after November 15, 2008 by FASB Staff Position No. 157-2 issued February 2008. At this time, we have not completed our review and assessment of the impact of adoption of SFAS No. 157.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. At this time, we have not completed our review and assessment of the impact of adoption of SFAS No. 159.
     In December 2007, the FASB issued SFAS No. 160, a “Non-controlling interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which the Statement is adopted, except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company anticipates no impact as a result of the adoption of SFAS No. 160.

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
     The Company is a leading medical device company focused on progressing the standard of care for microsurgeons and their patients. The Company seeks to improve surgical patient outcomes through the delivery of innovative improvements in quality delivery and cost by focusing on three common microsurgical disciplines including ophthalmology, neurosurgical and ear, nose and throat (“ENT”) surgery. Its distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, hand-held instruments and the microscopic delivery of laser energy, ultrasound, electrosurgery, illumination and irrigation, often delivered in multiple combinations.
     Revenues from our ophthalmic products constituted 59.8 percent and 53.2 percent of our total revenues for the six months ended January 31, 2008 and for the fiscal year ended July 31, 2007, respectively. Revenues from our neurosurgical products represented 27.0 percent and 22.5 percent for the six months ended January 31, 2008 and for the fiscal year ended July 31, 2007, respectively. Revenues from our OEM relationships represented 11.3 percent and 22.3 percent for the six months ended January 31, 2008 and for the fiscal year ended July 31, 2007, respectively. In addition, other revenue, which includes our dental and ENT products was 1.9 percent and 2.0 percent of our total revenues for the six months ended January 31, 2008 and for the fiscal year ended July 31, 2007, respectively. The OEM sales to Stryker Corporation (“Stryker”) were down 85.7 percent from $1.2 million to $177,000 compared to the prior year period because the companies are between models, resulting in virtually no sales. This business is expected to return in the third fiscal quarter of 2008. Our OEM sales to Codman & Shurtleff, Inc. (“Codman”) were down 25.9 percent from $3.3 million to $2.5 million because of a large inventory build at Codman in the prior year period to reinforce depleted inventories. We expect that the relative revenue contribution of our neurosurgical products will rise in 2008 as a result of our continued efforts to expand our neurosurgical product line.
     International revenues of $6.2 million constituted 27.8 percent of our total revenues for the six months ended January 31, 2008 as compared to 23.4 percent as of the fiscal year ended July 31, 2007. We expect that the relative revenue contribution of our international sales will rise in 2008 as a result of our continued efforts to expand our international distribution and direct sales force. Our expanded core neurosurgical product offerings including the Omni® ultrasonic aspirator and the Malis® AdvantageTM will also contribute to the growth in international revenue.
          On November 9, 2007, the Company announced the hiring of a new Executive Vice President of Sales and Marketing. Mr. Dave Dallam brings extensive experience driving international sales and marketing strategies for leading surgical device companies. His business expertise includes sales, marketing, business development and general management. He has an extensive background in sales and marketing of products for both ophthalmology and neurosurgery and has formerly held the position of Vice President and North American General Manager for Leica Microsystems, the world leader in surgical microscopes for both ophthalmic and neurosurgical applications.
          On November 12, 2007, the Company announced the introduction of several new, patentable, disposable laser probes into its product line. Frequently, a retinal surgeon will be required to shoot upwards of one thousand laser shots into the retina in order to reattach a detached retina during a given procedure. These new laser probes will enable the surgeon to provide either a multi-spot pattern or treat a wider field, thereby saving the surgeon a significant amount of time in the operating room.
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
          The Company’s neurosurgical product line includes the Omni® ultrasonic aspirator, which uses ultrasonic waves to cause vibration of a tip, which is predominately used for tumor removal, an electrosurgical generator that is bipolar and the modality of choice for tissue cutting and coagulation as compared to monopolar products and precision neurosurgical instruments. In addition, the Company has developed and released, on a limited basis, a line of bipolar instruments in both disposable and reusable formats, some of which will connect to all electrosurgical generators and some of which are for use only with the Malis® AdvantageTM. Our neurosurgery product catalogue consists of over 300 neurosurgical items including capital equipment, disposable and reusable instruments and other disposable items. The Company’s sales of its core neurosurgical products grew 24.5 percent during the six months ended January 31, 2008 compared to the prior year period. We anticipate that the Company is strategically positioned for future growth of our neurosurgical product line, and we expect that the relative revenue contribution of our neurosurgical products will increase in fiscal 2008 for the reasons discussed above.
New Product Sales
          The Company’s business strategy has been, and is expected to continue to be, the development and marketing of new technologies for the ophthalmic, neurosurgical and ENT markets. New products, which management defines as products introduced within the prior 24-month period, accounted for approximately 15.1 percent of total sales for the Company on a consolidated basis for the six months ended January 31, 2008, approximately $3.3 million. Our past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by the Company. Since August 1, 2007, the Company has introduced over 15 new products to the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.

Growth in Minimally Invasive Surgery Procedures
          Minimally invasive surgery (“MIS”) is surgery performed without making a major incision or opening. MIS generally results in less patient trauma, less likelihood of complications related to the incision and a shorter recovery time. A growing number of surgical procedures are performed using minimally invasive techniques, creating a multi-billion dollar market for the specialized devices used in the procedures. The Company feels it is ideally positioned to take advantage of this growing market. We believe our micro-instrumentation capability is unsurpassed. The Company has made scissors as small as 30 gauge (0.012 inch, 0.3 millimeter) in diameter with a single activating shaft. The Company also feels that it is the world leader in small-fiber illumination technology. The Company’s PhotonTM and PhotonTM II light sources can transmit more light through a fiber of 300 micron diameter or smaller than any other source in the world. This product was developed for ophthalmology but has wide ranging MIS applications. The Company’s Malis® line of electrosurgical bipolar generators is the market share leading, neurosurgical generators worldwide. These generators produce a unique and patented waveform that has been proven over many decades of use to cause less collateral tissue damage as compared to other competing generators. The OmniTM power ultrasound technology provides a new method for the minimally invasive removal of soft and fibrotic tissue, as well as microscopic bone removal. This technology is in its infancy, and the Company anticipates that, once fully developed, it will become a standard of care in multiple MIS applications. The Company has benefited from the overall growth in this market and expects to continue to benefit as it continues to introduce new and improved technologies targeting this market.
Demand Trends
          Volume and mix improvements contributed to the majority of sales growth for the Company. Ophthalmic and neurosurgical procedures volume on a global basis continues to rise at an estimated 5.0% growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in procedures volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgical markets.
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
Results Overview
     During the fiscal quarter ended January 31, 2008, the Company had net sales of $11.6 million, which generated $6.8 million in gross profit, operating income of $238,000 and net loss of $54,000, or $0.00 per share. During the three months ended January 30, 2007, we had net sales of $11.4 million, which generated $6.5 million in gross profit, operating income of $182,000 and net income of $182,000, or $0.01 per share. During the six months ended January 31, 2008, net sales of $22.1 million generated $13.3 million in gross profit, operating income of $1.0 million and net income of $343,000, or $0.01 per share. During the six months ended January 30, 2007, we had net sales of $21.3 million, which generated $12.8 million in gross profit, operating income of $900,000 and net income of $558,000, or $0.02 per share. The Company had approximately $153,000 in cash and $18.3 million in interest-bearing debt and revenue bonds as of January 31, 2008. Management anticipates that cash flows from operations, together with available borrowings under our existing credit facilities, will be sufficient to meet working capital, capital expenditure and debt service needs for the next twelve months.
Our Business Strategy
     Our goal is to become a global leader in the development, manufacturing and marketing of precision-engineered, microsurgical instruments and capital equipment for use in minimally invasive ophthalmic surgery and neurosurgical and ENT applications and to grow our product lines in other specialty surgical markets. We are taking the following steps toward achieving our goal:
•	Introducing new technology that easily differentiates our products from our competition by capitalizing on our combined successes in delivering minimally invasive products that enable concentrated application to a surgical area with decreased impact beyond the specific desired surgical effects, resulting in improved recovery times and shorter hospital stays;

•	Identifying microsurgical niches that may offer the prospect for substantial growth and higher profit margins that allow us an opportunity to build upon our existing technologies, such as expanding the use of our products in ENT, spine surgery, plastic surgery and other forms of microsurgery;
•	Accelerating our international growth by continuing to build on our recent successes supported by Valley Forge’s long-established relationships and reputation in global markets;
•	Utilizing the full breadth and depth of knowledge, experience and resources of our research and development department to deliver precision-engineered capital equipment, instruments, accessories and disposables to the MIS market based on our own proprietary technologies and innovations;
•	Branding and marketing a substantial portion of our neurosurgical and ENT products with the Malis® trademark;
•	Continuing to develop our distribution channels, including the expansion of our domestic ophthalmic, neurosurgical and ENT direct sales forces, continued development of an international direct ophthalmic sales force and continued expansion of our international neurosurgical distributor relationships to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions;
•	Continuing to grow our disposables revenue stream across our product lines by focusing on the development of a full offering of disposable adjuncts, such as instruments, adapters and fiber optics, to our capital equipment offerings and emphasizing disposables designed to eliminate hospital reprocessing and repair costs and minimize patient-to-patient disease transfer;
•	Expanding the PhotonTM product line into other surgical markets such as neurosurgery, ENT and general surgery markets;
•	Continuing the penetration of the Malis® AdvantageTM, our newest multifunctional bipolar electrosurgical generator, into the neurosurgery market;
•	Developing the Malis® AdvantageTM applications with our new proprietary single-use, hand-switching bipolar instruments with enhanced features and functionality further into the neurosurgical market and into other surgical markets such as spine, ENT and plastic markets;
•	Expanding the use of the Malis® AdvantageTM into other micro-surgical markets as its increased power and functionality allows the surgeon to perform functions similar to traditional monopolar systems, without the inherent safety limitations;
•	Expanding the use of the Omni®, our ultrasonic aspirator, into other surgical markets such as spine and the ENT markets as its torsional bone cutting capability allows the surgeon to perform delicate procedures safely;
•	Exploring opportunities for growth through strategic partnering with other companies, such as our current relationships with Codman;
•	Exploring opportunities for growth through strategic, accretive mergers or acquisitions which would further expand our product offerings, distribution channels or research and development capabilities; and
•	Developing business-focused intellectual property on innovative new technologies, while continuing to protect existing patent rights, trademarks, proprietary know-how and other confidential information.

Results of Operations
Three Month Period Ended January 31, 2008 Compared to Three Month Period Ended January 30, 2007
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Quarter Ended,		% Increase
	January 31, 2008	January 30, 2007	(Decrease)

Ophthalmic	$6,863	$5,958	15.2%
Neurosurgery	3,320	2,767	20.0%
OEM (Codman and Stryker)	1,213	2,245	(46.0%)
Other	240	383	(37.3%)

Total	$11,636	$11,353	2.5%

     Ophthalmic sales growth increased 15.2 percent as compared to the second quarter of fiscal 2007. Domestic ophthalmic sales increased 6.2 percent for the second quarter of fiscal 2008 while international ophthalmic sales increased 25.4 percent as compared to the second quarter of the previous fiscal year. Domestic ophthalmic sales management was reorganized on August 1, 2007. The Company continues to train its new, recently added territory managers and is beginning to see a return on its investment in a direct sales force in certain countries.
     Neurosurgery sales growth increased 20.0 percent as compared to the second quarter of fiscal 2007. Domestic neurosurgery sales decreased 7.3 percent and international neurosurgery sales increased 94.0 percent as compared to the second quarter of the previous fiscal year. The Company expects that sales of the Malis® AdvantageTM and its related disposables and the Omni® related disposables will continue to have a positive impact on net sales for the remainder of fiscal 2008.
     OEM sales during the second fiscal quarter of 2008 decreased 46.0 percent compared to the second fiscal quarter of 2007. Sales to Codman decreased 28.3 percent compared to the second fiscal quarter of 2007 because of a large buildup in the prior period to replenish depleted inventories. In addition, sales to Stryker in the pain control market decreased 80.8 percent as the new generator is being prepared and was not ready for completion in the second quarter of fiscal 2008.
     The following table presents domestic and international net sales (dollars in thousands):

	Quarter Ended		% Increase
	January 31, 2008	January 30, 2007	(Decrease)
United States (including OEM sales)	$8,246	$8,856	(6.9%)
International (including Canada)	3,390	2,497	35.8%

Total	$11,636	$11,353	2.5%

     Domestic sales for the second quarter of fiscal 2008 compared to the same period of fiscal 2007 decreased 6.9 percent as increases in domestic ophthalmology were offset by a decrease in sales of electrical surgical generators to Codman and pain control generators to Stryker. The increase in international sales growth of 35.8 percent for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily attributable to the sales increases in both ophthalmology and neurosurgery equipment and their related disposables.
Gross Profit
     Gross profit as a percentage of net sales was 58.0 percent in the second quarter of fiscal 2008 compared to 57.4 percent for the same period in fiscal 2007. The increase in gross profit as a percentage of net sales from the second quarter of fiscal 2008 to the second quarter of fiscal 2007 was primarily due to a selling price increase instituted at the beginning of the fiscal year partially offset by a change in mix toward higher international product sales. In June of 2007, the Company instituted a program to aggressively pursue cost savings and has already had a reduction in force, implemented an incentive-based buyer’s program for its purchasing department and gained additional control over its use of manufacturing supplies. The Company’s incentive-based buyer’s program is a bonus program for our purchasing employees, who are awarded a bonus based upon how much cost they can save from new or existing suppliers.
Operating Expenses
     Research and development (“R&D”) as a percentage of net sales was 6.0 percent and 6.9 percent for the second quarter of fiscal 2008 and 2007, respectively. R&D costs decreased to $697,000 in the second quarter of fiscal 2008 from $780,000 in the same period in fiscal 2007, reflecting a decrease in costs associated with newly introduced products. Synergetics’ pipeline included approximately 29 active, major projects in various stages of completion as of January 31, 2008. The Company has strategically targeted R&D spending as a percentage of net sales to be approximately 5.0 percent to 7.0 percent.
     Selling, general and administrative expenses (“SG&A”) increased by $263,000 to approximately $5.8 million during the second quarter of fiscal 2008 compared to approximately $5.6 million during the second quarter of fiscal 2007. The percentage of SG&A to net sales increased from 48.9 percent for the second quarter of fiscal 2007 to 50.0 percent for the second quarter of fiscal 2008.
     Selling expenses, which consist of salaries, commissions and direct expenses, the largest component of SG&A, increased approximately $800,000 to approximately $3.0 million, or 25.7 percent of net sales, for the second quarter of fiscal 2008, compared to $2.2 million, or 19.3 percent of net sales, for the second quarter of fiscal 2007. This increase was due to the mix of sales, our investment of approximately $277,000 in our international direct sales force and additional direct selling cost of $221,000 associated with sales during the quarter. As sales to Codman and Stryker decreased and sales of the Company’s core products increased, it led to a significant increase in commissionable sales on a percentage basis. Commissionable sales increased from 77.9 percent of sales during the second quarter of fiscal 2007 to 86.1 percent in the second quarter of fiscal 2008. Selling headcount increased by 12.5 percent from January 30, 2007 to January 31, 2008. The increase in selling expenses was partially offset by a decrease in royalties of $224,000.
     With respect to the Company’s general and administrative costs, legal expenses decreased by $333,000 during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 as the cost associated with the Company’s lawsuit and subsequent settlement with Iridex Corporation (“Iridex”) are no longer a significant factor. However, amortization expense increased $127,000 due to the additional amortization of the intangible assets acquired in the Iridex settlement. In addition, the Company’s directors fees decreased $113,000 as the costs associated with the directors’ options are now expensed pro-ratably during the year, as the vesting schedule changed this year from immediate to quarterly over the next year of service on the Board. The Company’s cost savings initiative implemented in June of 2007 also targets SG&A costs.
Other Expenses
     Other expenses for the second quarter of fiscal 2008 increased 27.2 percent to $309,000 from $243,000 for the second quarter of fiscal 2007. The increase was due primarily to increased interest expense for the increased borrowings on the Company’s working capital line due to working capital needs and expansion of the Company’s O’Fallon, Missouri facility.
Operating Income, Income Taxes and Net Income
     Operating income for the second quarter of fiscal 2008 was $238,000 as compared to $182,000 for the comparable 2007 fiscal period. The increase in operating income was primarily the result of a 0.6 percent increase in gross profit margin on 2.5 percent more net sales and a decrease of $83,000 in R&D, offset by an increase of $263,000 in SG&A.
     The Company recorded a $17,000, or 23.9 percent, credit provision on a pre-tax loss of $71,000 during the three months ended January 31, 2008. The Company recorded a $23,000 provision on a pre-tax loss of $61,000 due to the state tax impact on a small pre-tax loss in the second fiscal quarter of 2007. In addition, the Company recorded an income tax credit for the re-enactment of a research and experimentation credit of $266,000 during the second quarter of fiscal 2007.
     Net income decreased by $236,000 to a net loss of $54,000 for the second quarter of fiscal 2008, from net income of $182,000 for the same period in fiscal 2007. Basic and diluted earnings per share for the second quarter of fiscal 2008 decreased to $0.00 from $0.01 for the second quarter of fiscal 2007. Basic weighted-average shares outstanding increased from 24,214,322 to 24,312,930.

Six Month Period Ended January 31, 2008 Compared to Six Month Period Ended January 30, 2007
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Six Months Ended
	January 31,	January 30,	% Increase
	2008	2007	(Decrease)
Ophthalmic	$13,228	$11,229	17.8%
Neurosurgery	5,970	4,794	24.5%
OEM (including Codman and Stryker)	2,489	4,547	(45.3%)
Other	419	689	(39.2%)

	$22,106	$21,259	4.0%

     Ophthalmic sales growth for the six months ended January 31, 2008 increased 17.8 percent from the first six months of fiscal 2007. Domestic ophthalmic sales increased 6.9 percent for the first six months of fiscal 2008, while international ophthalmic sales increased 31.1 percent as compared to the first six months of the previous fiscal year. Domestic ophthalmic sales management was reorganized on August 1, 2007. The Company continues to train its new, recently added territory managers and is beginning to see a return on its investment in a direct sales force in certain countries.
     Neurosurgery sales growth for the six months ended January 31, 2008 increased 24.5 percent from the first six months of fiscal 2007. Domestic neurosurgery sales remained relatively flat, and international neurosurgery sales increased 81.8 percent compared to the first six months of the previous year. The Company expects that sales of the Malis® AdvantageTM and its related disposables and the Omni® related disposables will continue to have a positive impact on net sales for the remainder of fiscal 2008.
     OEM sales during the first six months of fiscal 2008 decreased 45.3 percent compared to the first six months of fiscal 2007. Sales to Codman decreased 25.9 percent compared to the first six months of fiscal 2007 because of a large inventory build at Codman in the prior period to replenish depleted inventories. In addition, sales to Stryker in the pain control market decreased 85.7 percent as the new generator is being prepared and was not ready for completion in the second quarter of fiscal 2008.
     The following table presents national and international net sales (dollars in thousands):

	Six Months Ended
	January 31,	January 30,
	2008	2007	% Increase
United States (Including OEM sales)	$15,955	$16,893	(5.6%)
International (including Canada)	6,151	4,366	40.9%

	$22,106	$21,259	4.0%

     Domestic sales for the first six months of fiscal 2008 compared to the same period of fiscal 2007 decreased 5.6 percent as increases in domestic ophthalmology were offset by a decrease in sales of electrical surgical generators to Codman and pain control generators to Stryker. The increase in international sales growth of 40.9 percent for the first six months of fiscal 2008 compared to the first six months of fiscal 2007 was primarily attributable to the sales increases in both ophthalmology and neurosurgery equipment and their related disposables.
Gross Profit
     Gross profit as a percentage of net sales was 60.0 percent in the first six months of fiscal 2008 compared to 60.3 percent for the same period in fiscal 2007. Gross profit as a percentage of net sales for the first six months of fiscal 2008 compared to the first six months of fiscal 2007 remained relatively flat. Although the gross profit percentage margin stayed relatively flat, it was primarily impacted by a selling price increase instituted at the beginning of the fiscal year partially offset by a change in mix toward higher international product sales. In June of 2007, the Company instituted a program to aggressively pursue cost savings and already had a reduction in force, implemented an incentive-based buyer’s program for its purchasing department and gained additional control over its use of manufacturing supplies. The Company’s incentive-based buyer’s program is a bonus program for our purchasing employees, who are awarded a bonus based upon how much cost they can save from new or existing suppliers.

Operating Expenses
     R&D as a percentage of net sales was 5.2 percent and 6.7 percent for the first six months of fiscal 2008 and 2007, respectively. R&D costs decreased to $1.1 million in the first six months of fiscal 2008 from $1.4 million in the same period in fiscal 2007, reflecting a decrease in costs associated with newly introduced products. The Company has strategically targeted R&D spending as a percentage of net sales to be approximately 5 percent to 7 percent.
     SG&A increased by $617,000 to $11.1 million during the first six months of fiscal 2008 as compared to $10.5 million during the first six months of fiscal 2007. The percentage of SG&A to net sales increased from 49.4 percent for the first six months of fiscal 2007 to 50.3 percent for the first six months of fiscal 2008.
     Selling expenses, which consist of salaries, commissions and direct expenses, the largest component of SG&A, increased approximately $1.6 million to approximately $5.8 million, or 26.2 percent of net sales, for the first six months of fiscal 2008, compared to $4.2 million, or 19.8 percent of net sales, for the first six months of fiscal 2007. This increase was due to the mix of sales, our investment of approximately $592,000 in our international direct sales force and additional direct selling cost of $608,000 associated with sales during the quarter. As sales to Codman and Stryker decreased and sales of the Company’s core products increased, it led to a significant increase in commissionable sales on a percentage basis. Commissionable sales increased from 76.0 percent of sales during the first six months of fiscal 2007 to 84.3 percent in the first six months of fiscal 2008. Selling headcount increased by 12.5 percent from January 30, 2007 to January 31, 2008. The increase in selling expenses was partially offset by a decrease in royalties of $375,000.
     With respect to the Company’s general and administrative costs, legal expenses decreased by $686,000 during the first six months of fiscal 2008 compared to the first six months of fiscal 2007 as the cost associated with the Company’s lawsuit and subsequent settlement with Iridex are no longer a significant factor. However, amortization expense increased $291,000 due to the additional amortization of the intangible assets acquired in the Iridex settlement. In addition, the Company’s directors fees decreased $114,000 as the costs associated with the directors’ options are now expensed pro-ratably during the year, as the vesting schedule changed this year from immediate to quarterly over the next year of service on the Board. The Company’s cost savings initiative implemented in June of 2007 noted above also targets SG&A costs.
Other Expenses
     Other expenses for the first six months of fiscal 2008 increased 37.3 percent to $548,000 from $399,000 for the first six months of fiscal 2007. The increase was due primarily to increased interest expense for the increased borrowings on the Company’s working capital line due to working capital needs and expansion of the Company’s O’Fallon, Missouri facility.
Operating Income, Income Taxes and Net Income
     Operating income for the first six months of fiscal 2008 increased approximately 13.7 percent to $1.0 million from $900,000 in the comparable 2007 fiscal period. The increase in operating income was primarily the result of a 0.3 percentage point decrease in gross profit margin on 4.0 percent more net sales, a decrease of $284,000 in R&D offset by an increase of $617,000 in SG&A.
     The Company recorded a $132,000, or 27.8 percent, provision on pre-tax income of $475,000 during the six months ended January 31, 2008. The Company recorded a $209,000, or 41.7 percent, provision on a pre-tax income of $501,000 during the six months ended January 30, 2007. In addition, the Company recorded an income tax credit for the re-enactment of a research and experimentation credit of $266,000 during the first six months of fiscal 2007.
     Net income decreased by $215,000 to $343,000, or 38.5 percent, from $558,000 for the first six months of fiscal 2008, as compared to the same 2007 period. Basic and diluted earnings per share for the first six months of fiscal 2008 decreased to $0.01, from $0.02 for the first six months of fiscal 2007. Basic weighted-average shares outstanding increased from 24,212,531 to 24,304,800.

Liquidity and Capital Resources
     The Company had $153,000 in cash and total interest-bearing debt and revenue bonds payable of $18.3 million as of January 31, 2008.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At January 31, 2008, the Company had an average of 65 days of sales outstanding (“DSO”) for the three month period ending January 31, 2008, unfavorable to July 31, 2007 by eight days. The Company utilized the three month period to calculate DSO as it included the current growth in sales. The collection time for non-U.S. receivable is generally longer than comparable U.S. receivables, and as such, the increase in non-U.S. sales of 35.8 percent is unfavorably impacting the DSO calculation.
     At January 31, 2008, the Company had 278 days of sales in inventory on hand, unfavorable to July 31, 2007 by 45 days. The 278 days of sales in inventory on hand at January 31, 2008 are high based on the Company’s anticipated levels of 250 to 275 days of sales. The Company utilized the three month period to calculate inventory on hand as it included the current growth in cost of goods sold. Inventory levels have increased as the Company has produced pain control units for Stryker in anticipation of the upgraded software release so that these units can be shipped to Stryker once the software upgrade has been completed.
     Cash flows used by operating activities were $530,000 for the six months ended January 31, 2008, compared to cash flows used in operating activities of approximately $2.0 million for the comparable fiscal 2007 period. The decrease of $1.5 million was attributable to net usage decreases applicable to depreciation and amortization, net receivables, inventories, accrued expenses and other of $2.1 million. Such decreases were somewhat offset by lower net income and higher accounts payable usage of approximately $600,000 and other net working capital. The Company utilized cash from operations of $530,000 during the first six months of fiscal 2008 primarily to build pain control units for Stryker in anticipation of the upgraded software release. The Company expects for this trend to reverse in the next six months of fiscal 2008 as these units are shipped to Stryker.
     Cash flows used in investing activities was $715,000 for the six months ended January 31, 2008, compared to cash used in investing activities of $271,000 for the comparable fiscal 2007 period. During the six months ended January 31, 2008, cash additions to property and equipment were $621,000, compared to $157,000 for the first six months of fiscal 2007. Increases in cash additions in fiscal 2008 to property and equipment were primarily to support the purchase of machinery and equipment for the newly leased R&D space adjacent to our current facility in O’Fallon, Missouri.
     Cash flows provided by financing activities were $1.2 million for the six months ended January 31, 2008, compared to cash provided by financing activities of $2.4 million for the six months ended January 30, 2007. The decrease of $1.2 million was applicable primarily to the decrease in proceeds of long-term debt of $919,000, the increase in principal payments on long-term debt of $253,000 and the increase in excess of outstanding checks over the Company’s bank balance by $246,000 slightly offset by the increase in the net borrowings on the line of credit of $242,000.
     The Company had the following committed financing arrangements as of January 31, 2008:
     Revolving Credit Facility: On March 10, 2008, the Company amended this credit facility with an effective date of January 31, 2008 to allow borrowings of up to $9.5 million with interest at an interest rate of the bank’s prime lending rate or LIBOR plus 2.25% and adjusting each quarter based upon our leverage ratio. Currently, interest under the facility is charged at LIBOR plus 2.75%. Borrowings under this facility at January 31, 2008 were $7.1 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires December 1, 2008. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of January 31, 2008, the leverage ratio was 3.17 times and the fixed charge coverage ratio was 1.31 times. Current collateral availability under the line was approximately $2.4 million.
     Non-U.S. Receivables Revolving Credit Facility: On March 10, 2008, the Company amended this credit facility with an effective date of January 31, 2008 to allow borrowings of up to $1.5 million. Currently, interest under the facility is charged at the bank’s prime lending rate. There were no borrowings under this facility at January 31, 2008. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. This credit facility expires June 4, 2008 and has no financial covenants. Current collateral availability under the line was approximately $895,000.
     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at the bank’s prime lending rate. Borrowings under this facility were approximately $758,000 on January 31, 2008. Outstanding amounts were secured by the purchased equipment. The equipment line of credit facility of $1.0 million was renewed during the third quarter of the previous fiscal year with a new expiration date of October 31, 2008 and has availability of $242,000.
     Management believes that cash flows from operations, together with available borrowings under its new credit facilities will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months.
Critical Accounting Policies
     The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2007. In the first six months of fiscal 2008, there were no changes to the significant accounting policies. The Company did implement Financial Accounting Standards Board Interpretation Number 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and Emerging Issues Task Force Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).”
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     At January 31, 2008, the Company had two revolving credit facilities and an equipment line of credit facility in place. The Company’s revolving credit facilities had an outstanding balance of $7.1 million at January 31, 2008 and its equipment line of credit facility had an outstanding balance of $758,000 at January 31, 2008. The equipment line of credit facility bears interest at the bank’s prime lending rate. The first revolving credit facility bears interest at LIBOR plus 2.25% and adjusting each quarter based upon our leverage ratio. Currently, interest under the facility is charged at LIBOR plus 2.75%. The second revolving credit facility bears interest at the bank’s prime lending rate. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates and credit risk. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $157,000. The Company does not perform any interest rate hedging activities related to these three facilities.
     Additionally, the Company has exposure to foreign currency fluctuation through export sales to international accounts. As less than 5.0 percent of our sales revenue is denominated in foreign currencies, we estimate that a change in the relative strength of the U.S. dollar to foreign currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to foreign currency.
Item 4 — Controls and Procedures
Evolution of Disclosure Controls and Procedures
     The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2008. Based on this evaluation, management has concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2008.
Changes in Internal Control over Financial Reporting
     During the fiscal quarter ended January 31, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1 — Legal Proceedings
     On February 11, 2004, Synergetics, the Company’s wholly-owned subsidiary, filed an action against two ex-employees, in which Synergetics alleged that the defendants, among other things, misappropriated trade secrets, intentionally interfered with Synergetics’ business relationships, and breached confidentiality contracts. Synergetics subsequently amended the complaint to add claims of fraud and breach of fiduciary duty. The suit was brought in the United States District Court, Eastern District of Missouri and was captioned Synergetics, Inc. v. Charles Richard Hurst, Jr. and Michael McGowan, Case No. 4:04-CV-318DDN. On August 10, 2005, defendants answered and filed counterclaims alleging tortious interference with business relationships and seeking a declaration that defendants had not misappropriated any confidential information or trade secrets of Synergetics. After the Court transferred defendants’ counterclaim for tortious interference to New Jersey (where it was subsequently dismissed by defendants), trial began on September 12, 2005, and on September 20, 2005 the jury returned a verdict in favor of Synergetics. On December 9, 2005, the Court, consistent with the jury’s findings, entered the judgment awarding Synergetics $1,759,165 in compensatory damages against defendants, and $293,194 in punitive damages against Hurst and $293,194 in punitive damages against McGowan. The Court also granted Synergetics certain injunctive relief against defendants and awarded costs from the litigation in the amount of $22,264. On January 9, 2006, defendants filed a notice of appeal and on February 5, 2007, the Eighth Circuit Court of Appeals rejected their contentions and affirmed the judgment in all respects. Synergetics has ongoing collection efforts against the defendants. On December 8, 2006, defendants moved to vacate the judgment, asserting that the judgment was obtained through the misconduct of witness tampering. On June 11, 2007, a multi-day hearing commenced on defendants’ motion to vacate. Subsequently, on August 21, 2007, the Court issued an order denying defendants’ motion, but awarding the defendants the sum of $1,172,767 as a sanction against Synergetics. The net effect of the ruling was to reduce by approximately one-half the amount of the original judgment against defendants. On September 17, 2007, defendants filed a Notice of Appeal from the Order denying their motion to vacate. Synergetics, on September 27, 2007, cross-appealed on the portion of the Order granting the sanction. On January 15, 2008, the parties entered into a final settlement agreement which dismissed the pending appeal and cross-appeal of the sanction. The underlying judgment as modified in August 2007 remains in full force and effect, and the parties each filed a notice of satisfaction with respect to all monetary obligations.
     On January 10, 2006, Synergetics filed a suit in the United States District Court, Eastern District of Pennsylvania against Innovatech Surgical, Inc. (“Innovatech”) and Peregrine Surgical, Ltd. for infringement of U.S. Patent No. 6,984,230, and on April 25, 2006 the Court permitted Synergetics to amend its complaint to add Iridex as well. This suit is captioned Synergetics, Inc. v. Peregrine Surgical, Ltd., et al., Case No. 2:06-cv-00107. In April 2007, Synergetics reached a settlement that resulted in dismissal of all of the defendants except Innovatech. The remaining defendant, Innovatech, has denied the allegations and asserted a variety of affirmative defenses and counterclaims. Among the counterclaims, Innovatech has alleged violations of the Lanham Act, 15 U.S.C. Section 1125 and violation of the Sherman Act, 15 U.S.C. Sections 1 and 2, by Synergetics and the Company. On September 9, 2007, Innovatech moved to dismiss its counterclaim without prejudice. Synergetics responded on September 24, 2007 and contemporaneously moved to amend its complaint to dismiss the infringement claims but assert new declaratory judgment claims corresponding to those Innovatech sought to dismiss. Synergetics explained that to the extent its motion is granted, it did not oppose Innovatech’s motion to dismiss. However, Synergetics did not agree to Innovatech’s dismissal of its counterclaims without prejudice, which would allow Innovatech to refile the claims at a place and time of its choosing. On January 15, 2008, the parties entered into a final settlement agreement, and this lawsuit was dismissed.
     In addition, from time to time we may become subject to litigation claims that may greatly exceed our liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of January 31, 2008, the Company has no litigation reserve recorded.
Item 1A — Risk Factors
     The Company’s business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007. In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3 — Defaults upon Senior Securities
None
Item 4 — Submission of Matters to a Vote of Security Holders
(a)	Synergetics USA, Inc.’s annual meeting of stockholders was held on December 6, 2007. Of the 24,274,500 shares entitled to vote at such meeting, 21,587,270 shares were present at such meeting in person or by proxy. At the meeting, stockholders voted on (1) the election of two directors whose terms expire at the 2010 annual meeting of stockholders and (2) the ratification of the appointment of UHY LLP as the Company’s independent registered public accounting firm for fiscal 2008.

(b)	The stockholders elected both director nominees at the meeting, and with respect to each director, the numbers of shares voted for and withheld were as follows:

	Number of Shares	Number of Shares
	Voted For	Withheld

Lawrence C. Cardinale	20,299,384	1,197,419
Guy R. Guarch	20,310,931	1,276,338
(c)	The appointment of the Company’s independent public accounting firm, UHY LLP, was also ratified. The number of votes cast were as follows:

For	Against	Abstain
21,525,179	41,642	20,448
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

SYNERGETICS USA, INC. (Registrant)
March 11, 2008	/s/ Gregg D. Scheller
Gregg D. Scheller, President and Chief
Executive Officer (Principal Executive Officer)

March 11, 2008	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)