Form 10-Q
period 2008-04-30
SYNERGETICS USA INC
filed 2008-06-09
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of June 5, 2008 was 24,325,215 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of April 30, 2008 (Unaudited) and July 31, 2007
(Dollars in thousands, except share data)

	April 30, 2008	July 31, 2007
Assets
Current Assets
Cash and cash equivalents	$138	$167
Accounts receivable, net of allowance for doubtful accounts of $251 and $227, respectively	8,776	8,264
Income taxes receivable	—	473
Inventories	14,529	14,247
Prepaid expenses	460	343
Deferred income taxes	498	516

Total current assets	24,401	24,010
Property and equipment, net	8,053	8,031
Goodwill	10,660	10,660
Other intangible assets, net	14,149	14,782
Patents, net	975	871
Deferred expenses	215	216
Cash value of life insurance	46	46

Total assets	$58,499	$58,616

Liabilities and Stockholders’ Equity
Current Liabilities
Excess of outstanding checks over bank balance	$236	$531
Lines-of-credit	6,494	5,715
Current maturities of long-term debt	1,752	2,161
Current maturities of revenue bonds payable	249	249
Accounts payable	1,823	2,262
Income taxes payable	187	—
Accrued expenses	2,684	2,739

Total current liabilities	13,425	13,657

Long-Term Liabilities
Long-term debt, less current maturities	3,804	5,014
Revenue bonds payable, less current maturities	3,704	3,891
Deferred income taxes	2,482	2,619

Total long-term liabilities	9,990	11,524

Total liabilities	23,415	25,181

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock at April 30, 2008 and July 31, 2007, $.001 par value, 50,000,000 shares authorized; 24,325,215 and 24,265,500 shares issued and outstanding, respectively	24	24
Additional paid-in capital	24,272	24,083
Retained earnings	10,788	9,328

Total stockholders’ equity	35,084	33,435

Total liabilities and stockholders’ equity	$58,499	$58,616

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
Three and Nine Months Ended April 30, 2008 and April 30, 2007
(Dollars in thousands, except per share information)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Sales	$13,500	$11,482	$35,606	$32,741
Cost of sales	5,168	4,937	13,995	13,372

Gross profit	8,332	6,545	21,611	19,369

Operating expenses
Research and development	748	548	1,895	1,979
Costs associated with closing of Philadelphia plant	85	—	85	—
Selling, general and administrative expense	5,344	6,044	16,454	16,537

	6,177	6,592	18,434	18,516

Operating income (loss)	2,155	(47)	3,177	853

Other income (expense)
Interest income	2	—	6	1
Interest expense	(347)	(226)	(911)	(635)
Loss on sale of asset	—	—	(5)	—
Miscellaneous	(1)	(2)	17	7

	(346)	(228)	(893)	(627)

Income (loss) before provision for income taxes	1,809	(275)	2,284	226

Provision (benefit) for income taxes	692	(143)	824	66
(Benefit) of re-enactment of the research and experimentation credit	—	(40)	—	(306)

	692	(183)	824	(240)

Net income (loss)	$1,117	$(92)	$1,460	$466

Earnings per share:
Basic	$0.05	$0.00	$0.06	$0.02

Diluted	$0.05	$0.00	$0.06	$0.02

Basic weighted-average common shares outstanding	24,321,274	24,219,507	24,310,211	24,214,831

Diluted weighted-average common shares outstanding	24,396,183	24,423,364	24,441,241	24,423,547

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended April 30, 2008 and April 30, 2007
(Dollars in thousands)

	Nine Months Ended	Nine Months Ended
	April 30, 2008	April 30, 2007
Cash Flows from Operating Activities
Net income	$1,460	$466
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,495	1,123
Provision for doubtful accounts receivable	43	78
Stock-based compensation	167	217
Deferred income taxes	(119)	(191)
Loss on sale of assets	5	—
Change in assets and liabilities
(Increase) decrease in:
Accounts receivable	(555)	(815)
Income taxes receivable	473	—
Inventories	(282)	(670)
Prepaid expenses	(130)	(14)
Other current assets	—	(333)
(Decrease) increase in:
Accounts payable	(439)	(1,127)
Accrued expenses	(55)	(43)
Income taxes payable	187	—

Net cash provided by (used in) operating activities	2,250	(1,309)

Cash Flows from Investing Activities
Net decrease in notes receivable, officer-stockholder	—	16
Increase in deferred expenses	(57)	—
Proceeds from sale of equipment	19	—
Purchase of property and equipment	(779)	(230)
Acquisition of patents and other intangibles	(162)	(2,815)
Sales of trading securities	—	50

Net cash used in investing activities	(979)	(2,979)

Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	(295)	406
Net borrowings on lines-of-credit	779	3,627
Principal payments on revenue bonds payable	(187)	(186)
Proceeds from long-term debt	—	1,129
Principal payments on long-term debt	(1,247)	(677)
Payments on debt incurred for acquisition of trademark	(372)	(351)
Proceeds from stock options exercised	22	—

Net cash (used in) provided by financing activities	(1,300)	3,948

Net (decrease) in cash and cash equivalents	(29)	(340)
Cash and cash equivalents
Beginning	167	557

Ending	$138	$217

     See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular information reflects dollars in thousands, except share and per share information)
Note 1. General
     Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005 in connection with the merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a leading medical device company focused on progressing the standard of care for microsurgeons and their patients by seeking to improve surgical patient outcomes through the delivery of product innovations related to improvements in quality, delivery and cost. The Company focuses on the ophthalmology, neurosurgery and ear, nose and throat surgery (“ENT”) markets. The distribution channels include a combination of direct and independent sales organizations, and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri and Philadelphia, Pennsylvania. During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.
     Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods, the Company uses a 21 business day per month reporting cycle with the exception of leap year when the extra shipping day is included in the second quarter. As such, the information presented in the Form 10-Q is for the three and nine month periods February 1, 2008 through April 30, 2008 and August 1, 2007 through April 30, 2008, respectively, and from January 31, 2007 through April 30, 2007 and August 1, 2006 through April 30, 2007, respectively. The three month period in 2008 contains 63 business days and the nine month period in 2008 contains 190 business days, while the three month period in 2007 contains 63 business days and the nine month period in 2007 contains 189 business days, respectively.
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics DE, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2007, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2007 (the “Annual Report”).
Note 2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in the Annual Report. In the first nine months of fiscal 2008, no significant accounting policies were changed other than the implementation of policies for the accounting for uncertainties in income taxes as described below.
Accounting for Uncertainties in Income Taxes: Effective August 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation Number 48, or “FIN No. 48”, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 is to be recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. The Company identified no uncertain tax positions taken in prior periods and as a result, there was no financial impact from the adoption of FIN No. 48.
     The Company’s policy is to recognize interest and penalties through income tax expense. As of April 30, 2008, the 2005 — 2007 tax years remain subject to examination by major tax jurisdictions. There are no federal, state or foreign income tax audits in process as of April 30, 2008.
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
Reclassifications: Certain reclassifications have been made to the prior year’s quarterly and annual financial statements to conform with the current quarter’s presentation. Operating income and net income were not affected.
Note 3. Distribution Agreements
     The Company sells a portion of its electrosurgical generators and accessories to a U.S. based national and international distributor as described below:
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
     Net sales to Codman amounted to approximately $1,762,000 for the three month period ended April 30, 2008, approximately $1,648,000 for the three month period ended April 30, 2007, $4,215,000 for the nine month period ended April 30, 2008 and $4,958,000 for nine month period ended April 30, 2007, respectively. This represented 13.1, 14.4, 11.8 and 15.1 percent of net sales for the three months ended April 30, 2008 and April 30, 2007 and for the nine months ended April 30, 2008 and April 30, 2007, respectively.

Note 4. Stock-Based Compensation
Stock Option Plans
     The following table provides information about awards outstanding at April 30, 2008:

	Nine Months Ended April 30, 2008
		Weighted-
		Average	Weighted-
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding, beginning of period	428,735	$2.18	$1.79
For the period from August 1, 2007 through April 30, 2008:
Granted	40,000	2.95	2.45
Forfeited	(7,000)	3.08	1.59
Exercised	(9,000)	2.48	2.24

Options outstanding, end of period	452,735	$2.32	$1.84

Options exercisable, end of period	381,207	$2.47	$2.08

The 40,000 option shares granted during the nine months ended April 30, 2008 were to the independent directors. These options vest pro-ratably on a quarterly basis over the next year of service on the Board. Therefore, the Company recorded $25,000 and $41,000 of compensation expense for the three and nine months ended April 30, 2008, respectively, with respect to these options. The Company recorded additional compensation expense of $7,000 and $34,000 for option shares granted in prior periods for the three and nine months ended April 30, 2008, respectively. The fair value of options granted during the nine month period ended April 30, 2008 was determined at the date of the grant using a Black-Sholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	3.5%
Expected average life (in years)	5
Expected volatility	69.2%
Expected dividend yield	0.0%
The expected average risk-free rate is based on 5 year U.S. treasury yield curve in December of 2007. The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of Synergetics USA, Inc.’s common stock. The expected dividend yield is based on historical information and management’s plan.
Restricted Stock Plans
     Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), our common stock may be granted at no cost to certain employees and consultants of the Company. Pursuant to the 2001 Plan, grantees are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period during which the restrictions lapse either pro-ratably over a five year vesting period or at the end of the fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the nine months ended April 30, 2008, 40,706 shares were granted under the restricted stock plan, and compensation expense associated with all outstanding shares of restricted stock was $26,000 for the nine months ended April 30, 2008. As of April 30, 2008, there was approximately $151,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted-average period of five years. During the nine months ended April 30, 2008, the Company granted 20,263 shares for its Advisory Board’s services related to product development and thus, recorded compensation expense related to these shares of $66,000.

Note 5. Supplemental Balance Sheet Information
Inventories

	April 30,	July 31,
	2008	2007
Raw material and component parts	$6,153	$6,754
Work-in-progress	2,822	1,948
Finished goods	5,554	5,545

	$14,529	$14,247

Property and equipment

	April 30,	July 31,
	2008	2007
Land	$730	$730
Building and improvements	5,717	5,436
Machinery and equipment	4,815	4,428
Furniture and fixtures	663	610
Software	115	115
Construction in process	41	34

	12,081	11,353
Less accumulated depreciation	4,028	3,322

	$8,053	$8,031

Other intangible assets
     Information regarding the Company’s other intangible assets is as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
		April 30, 2008

Patents	$1,278	$303	$975
Proprietary know-how	4,057	948	3,109
Trademark	5,923	—	5,923
Licensing agreements	5,834	717	5,117

	$17,092	$1,968	$15,124

	July 31, 2007
Patents	$1,103	$232	$871
Proprietary know-how	4,057	740	3,317
Trademark	5,923	—	5,923
Licensing agreements	5,834	292	5,542

	$16,917	$1,264	$15,653

     Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005. Proprietary know-how consists of the patented technology which is included in one of the Company’s core products, bipolar electrosurgical generators. As the proprietary technology is a distinguishing feature of the Company’s products, it represented a valuable intangible asset.

     Estimated amortization expense on other intangibles for the remaining three months of the fiscal year ending July 31, 2008 and the next four years thereafter is as follows:

Periods Ending July 31:	Amount

Fiscal Year 2008 (remaining 3 months)	$215
Fiscal Year 2009	858
Fiscal Year 2010	828
Fiscal Year 2011	606
Fiscal Year 2012	562
Amortization expense for the nine months ended April 30, 2008 was $761,000.
Pledged assets; short and long-term debt (excluding revenue bonds payable)
     Short-term debt as of April 30, 2008 and July 31, 2007 consisted of the following:
     Revolving Credit Facilities: On March 10, 2008, the Company amended this credit facility with an effective date of January 31, 2008 to allow borrowings of up to $9.5 million with interest at an interest rate of the bank’s prime lending rate or LIBOR plus 2.25% and adjusting each quarter based upon our leverage ratio. Currently, interest under the facility is charged at LIBOR plus 2.50%. Borrowings under this facility decreased to $5.7 million at April 30, 2008 as compared to $7.1 million at January 31, 2008. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires December 1, 2008. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of April 30, 2008, the Company’s leverage ratio was 2.55 times and the minimum fixed charge coverage ratio was 1.82 times. Current collateral availability under the line was approximately $3.8 million.
     Non-U.S. Receivables Revolving Credit Facility: On March 10, 2008, the Company amended this credit facility with an effective date of January 31, 2008 to allow borrowings of up to $1.5 million. Currently, interest under the facility is charged at the bank’s prime lending rate. There were no borrowings under this facility at April 30, 2008. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. On June 5, 2008, the facility was amended and the maturity date was extended until June 4, 2009 and has no financial covenants. Current collateral availability under the line was approximately $1.3 million.
     Equipment Line of Credit: Under this credit facility, Synergetics may borrow up to $1.0 million, with interest at the bank’s prime lending rate. Borrowings under this facility were approximately $825,000 on April 30, 2008. Outstanding amounts were secured by the purchased equipment. In October 2007, the equipment line of credit facility of $1.0 million was renewed with a new expiration date of October 31, 2008 and has availability of approximately $175,000.

     Long-term debt as of April 30, 2008 and July 31, 2007 consisted of the following:

	April 30,	July 31,
	2008	2007
Note payable to bank, due in monthly principal installments of $1,139 plus interest at prime rate plus 1% (an effective rate of 9.25% as of July 31, 2007), remaining balance paid September 2007, collateralized by a second deed of trust	$—	$151
Note payable, due in monthly installments of $509, including interest at 4.9%, remaining balance due May 2008, collateralized by a vehicle	—	3
Note payable to bank, due in monthly principal installments of $39,642 beginning November 2005 plus interest at a rate of 8.25%, remaining balance due September 30, 2010, collateralized by substantially all assets of the Company	198	555
Note payable to bank, due in monthly installments of $19,173 beginning December 2006 plus interest at a rate of 8.25%, remaining balance due on November 14, 2010, collateralized by substantially all assets of the Company	574	766
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00%, remaining balance of $2,558,464, including contractual interest payments, due December 2011, collateralized by the Malis® trademark	2,134	2,506
Settlement obligation to Iridex Corporation, due in annual installments of $800,000 which includes interest at an imputed rate of 8.00%, remaining balance of $3,200,000 including the effects of imputing interest, due April 15, 2012	2,650	3,194

	5,556	7,175
Less current maturities	1,752	2,161

Long-term portion	$3,804	$5,014

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
     On November 8, 2007, the Company entered into a letter agreement with its Executive Vice President of Sales and Marketing. In the event of a change in control, the Company shall pay the Executive Vice President of Sales and Marketing his base salary for one year, and all shares of restricted common stock shall vest.
     In August 2007, we leased approximately 10,000 square feet of additional engineering and manufacturing space adjacent to our headquarters in O’Fallon, Missouri for a term of five years.
     In March of 2008, the Company announced the closure of its Philadelphia, Pennsylvania manufacturing plant and the merger of the operations and production of generator products into its plant in O’Fallon, Missouri. The move is part of the Company’s overall strategy to continue improving product and component integration and increase operational efficiencies at all levels of the organization. The Philadelphia plant currently has 20 employees, and the Company expects to record non-recurring, pre-tax severance and related costs associated with this action of approximately $400,000, with the majority of these being cash costs. During the nine months ended April 30, 2008, the Company expensed $85,000 of this cost.
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
Note 7. Entity Wide Information
     The following tables present the entity-wide disclosures for net sales:

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007
Product Line:
Ophthalmic	$7,293	$6,523	$20,521	$17,752
Neurosurgery	3,368	2,234	8,911	7,027
OEM (Codman, Stryker and Iridex)	2,612	2,394	5,528	6,941
Other (ENT and Dental)	227	331	646	1,021

Total	$13,500	$11,482	$35,606	$32,741

Region Specific:
Domestic	$9,724	$8,360	$25,679	$25,253
International	3,776	3,122	9,927	7,488

Total	$13,500	$11,482	$35,606	$32,741

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

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaced SFAS No. 141. SFAS No. 141(R) addresses the recognition and measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS No. 141(R) also requires disclosure that enables users of the financial statements to better evaluate the nature and financial effect of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 14, 2008. SFAS No. 141(R) will be adopted by the Company on August 1, 2009. The impact of adopting SFAS No. 141 (R) will be based upon future acquisitions made by the Company.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which the Statement is adopted, except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. SFAS No. 160 will be adopted by the Company on August 1, 2009. The Company anticipates no impact as a result of the adoption of SFAS No. 160.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve the financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosures of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 will be adopted by the Company on August 1, 2008. The Company anticipates no impact as a result of the adoption of SFAS No. 161.

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
     Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.
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
Overview
     Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a leading medical device company focused on progressing the standard of care for microsurgeons and their patients. The Company seeks to improve surgical patient outcomes through the delivery of product innovations related to improvements in quality, delivery and cost by focusing on three common microsurgical disciplines, including ophthalmology, neurosurgical and ear, nose and throat (“ENT”) surgery. Its distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, hand-held instruments and the microscopic delivery of laser energy, ultrasound, electrosurgery, illumination and irrigation, often delivered in multiple combinations.
     The Company is a Delaware corporation incorporated on June 2, 2005 in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”). Synergetics was founded in 1991. Valley Forge was incorporated in 1980 and became a publicly-held company in November 1989. Prior to the merger of Synergetics and Valley Forge, Valley Forge’s common stock was listed on The NASDAQ Small Cap Market (now known as The NASDAQ Capital Market) and the Boston Stock Exchange under the ticker symbol “VLFG.” On September 21, 2005, Synergetics Acquisition Corporation, a wholly owned Missouri subsidiary of Valley Forge, merged with and into Synergetics, and Synergetics thereby became a wholly owned subsidiary of Valley Forge. On September 22, 2005, Valley Forge reincorporated from a Pennsylvania corporation to a Delaware corporation and changed its name to Synergetics USA, Inc. Upon consummation of the merger, the Company’s securities began trading on The NASDAQ Capital Market under the ticker symbol “SURG,” and its shares were voluntarily delisted from the Boston Stock Exchange.
     Revenues from our ophthalmic products constituted 57.7 percent and 53.2 percent of our total revenues for the nine months ended April 30, 2008 and for the fiscal year ended July 31, 2007, respectively. Revenues from our neurosurgical products represented 25.0 percent and 22.5 percent for the nine months ended April 30, 2008 and for the fiscal year ended July 31, 2007, respectively. Revenues from our OEM relationships represented 15.5 percent and 22.3 percent for the nine months ended April 30, 2008 and for the fiscal year ended July 31, 2007, respectively. In addition, other revenue, which includes our dental and ENT products, was 1.8 percent and 2.0 percent of our total revenues for the nine months ended April 30, 2008 and for the fiscal year ended July 31, 2007, respectively. The OEM sales to Stryker Corporation (“Stryker”) were down 59.9 percent to $794,000 for the nine months ended April 30, 2008 compared to $2.0 million for the prior year nine month period due to Stryker’s continued development of its model upgrade, resulting in lower sales. However, this business has begun to increase from $125,000 in the second quarter of fiscal 2008 to $617,000 in the third quarter of fiscal 2008 as the newly upgraded model began to ship in April. This trend is expected to continue into the fourth fiscal quarter of 2008 and the first half of fiscal 2009. Our OEM sales to Codman & Shurtleff, Inc. (“Codman”) were down 15.0 percent from $5.0 million to $4.2 million because of a large inventory build at Codman in the prior year period to replenish depleted inventories.
     International revenues of $9.9 million constituted 27.9 percent of our total revenues for the nine months ended April 30, 2008 as compared to 23.4 percent as of the fiscal year ended July 31, 2007. We expect that the relative revenue contribution of our international sales will continue to rise for remainder of 2008 and fiscal 2009 as a result of our continued efforts to expand our international distribution and direct sales force. Our expanded core neurosurgical product offerings including the Omni® ultrasonic aspirator and the Malis® AdvantageTM will also continue to contribute to the growth in international revenue.
     The Company initially engineered and produced instruments designed to assist retinal surgeons in treating acute subretinal pathologies such as histoplasmosis and age-related macular degeneration. Our ophthalmic products include a number of specialized lines of finely engineered, microsurgical instruments, which today have grown to comprise a product catalogue of over 1,400 retinal surgical items including scissors, retractors, cannulas, forceps and other reusable and disposable surgical instruments. The Company is a leading supplier of 25, 23 and 20 gauge instrumentation to the ophthalmic surgical market, which enables surgeons to make smaller, less invasive, stitch-less incisions. The Company’s illumination devices can deliver concentrated light to the site providing improved viewing by using a xenon light or gas-arc lamp source. The ability of the PhotonTM or Photon IITM to deliver both laser energy and illumination through the same fiber line is unique, as is the number of accessories which can be attached to the devices.
     The Company’s neurosurgical product line includes the Omni® ultrasonic aspirator, which uses ultrasonic waves to cause vibration of a tip, which is predominately used for tumor removal; an electrosurgical generator, which is bipolar and the modality of choice for tissue cutting and coagulation as compared to monopolar products; and precision neurosurgical instruments. In addition, the Company has developed and released, on a limited basis, a line of bipolar instruments in both disposable and reusable formats, some of which will connect to all electrosurgical generators and some of which are for use only with the Malis® AdvantageTM. Our neurosurgery product catalogue consists of over 300 neurosurgical items including capital equipment, disposable and reusable instruments and other disposable items. The Company’s sales of its core neurosurgical products grew 26.8 percent during the nine months ended April 30, 2008 compared to the prior year period. We anticipate that the Company is strategically positioned for future growth of our neurosurgical product line, and we expect that the relative revenue contribution of our neurosurgical products will increase for the remainder of fiscal 2008 and 2009 for the reasons discussed above.

Recent Developments
     In March of 2008, the Company announced the closure of its Philadelphia, Pennsylvania manufacturing plant and the merger of the operations and production of generator products into its plant in O’Fallon, Missouri. The move is part of the Company’s overall strategy to continue improving product and component integration and increase operational efficiencies at all levels of the organization. The Philadelphia plant currently has 20 employees, and the Company expects to record non-recurring, pre-tax severance and related costs associated with this action of approximately $400,000, with the majority of these being cash costs. During the nine months ended April 30, 2008, the Company expensed $85,000 of this cost. Ongoing annual cost savings from the closing are expected to be approximately $1.5 million, or $0.05 per share. Dr. Jerry Malis will remain as Chief Scientific Officer and will lead five engineers and technicians in the further development of Malis® generators and in providing technical continuity.
     On April 17, 2008, the Company filed a civil, antitrust lawsuit in the United States District Court for the Southern District of New York against Swiss-based Alcon, Inc. and its primary operating subsidiary in the U.S., Alcon Laboratories, Inc. The Company believes it has suffered losses in the tens of millions of dollars resulting from Alcon’s alleged unfair practices and seeks a recovery that could exceed $100 million. The Company is awaiting Alcon’s response, as the response deadline has not yet passed. This lawsuit was filed by Hanly Conroy Bierstein Sheridan Fisher & Hayes, LLP, New York City, in conjunction with SimmonsCooper LLC, East Alton, Illinois. Both firms have specific expertise in complex commercial litigation, and after thorough analysis of the merits of the Company’s position, have agreed to represent it in this litigation on a contingency-fee basis.
     On May 7, 2008, the Company announced that it had hired Cameron Associates, Inc., a premier full-services investor relations firm, as its investor relations advisor. In addition, on May 15, 2008, the Company announced that its recent attendance at the American Association of Neurological Surgeons was a success and allowed the Company to showcase its product line including the introduction of the LumenTM, a light source for neurosurgery, and its related illuminated forceps. In addition, many leads and opportunities were generated, and positive feedback from end users was gathered. The Company also held its first ever “Investor Day” at the conference booth, which was well attended.
New Product Sales
     The Company’s business strategy has been, and is expected to continue to be, the development and marketing of new technologies for the ophthalmic, neurosurgical and ENT markets. New products, which management defines as products introduced within the prior 24-month period, accounted for approximately 16.9 percent of total sales for the Company on a consolidated basis for the nine months ended April 30, 2008, approximately $6.0 million. Our past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by the Company.
Growth in Minimally Invasive Surgery Procedures
     Minimally invasive surgery (“MIS”) is surgery performed without making a major incision or opening. MIS generally results in less patient trauma, less likelihood of complications related to the incision and a shorter recovery time. A growing number of surgical procedures are performed using minimally invasive techniques, creating a multi-billion dollar market for the specialized devices used in the procedures. We believe we are ideally positioned to take advantage of this growing market as our micro-instrumentation capability is unsurpassed. The Company has made scissors having a single activating shaft as small as 30 gauge (0.012 inch, 0.3 millimeter in diameter). We also believe that we are the world leader in small-fiber illumination technology as our PhotonTM and PhotonTM II light sources can transmit more light through a fiber of 300 micron diameter or smaller than any other light source in the world. This product was developed for ophthalmology but has wide ranging MIS applications. The Company’s Malis® line of electrosurgical bipolar generators is the market share leader in neurosurgical generators worldwide. These generators produce a unique and patented waveform that has been developed and refined over many decades and has proven to cause less collateral tissue damage as compared to other competing generators. The Omni® power ultrasound technology provides a new method for the minimally invasive removal of soft and fibrotic tissue, as well as microscopic bone removal. This technology is in its infancy, and we anticipate that, once fully developed, it will become a standard of care in multiple MIS applications. The Company has benefited from the overall growth in this market and expects to continue to benefit as it continues to introduce new and improved technologies targeting this market.
Demand Trends
     Volume and mix improvements contributed to the majority of sales growth for the Company. The volume of ophthalmic and neurosurgical procedures on a global basis continues to rise at an estimated 5.0% growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in procedures volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgical markets.
Pricing Trends
     Through its strategy of delivering new and higher quality technologies, the Company has generally been able to maintain the average selling prices for its products in the face of downward pressure in the healthcare industry. However, increased competition in the market for our AdvantageTM electrosurgical generator has negatively impacted the Company’s selling prices.
Results Overview
     During the fiscal quarter ended April 30, 2008, we had net sales of $13.5 million, which generated $8.3 million in gross profit, operating income of $2.1 million and net income of $1.1 million, or $0.05 earnings per share. During the three months ended April 30, 2007, we had net sales of $11.5 million, which generated $6.5 million in gross profit, operating loss of $47,000 and net loss of $92,000, or $0.00 earnings per share. During the nine months ended April 30, 2008, we had net sales of $35.6 million, which generated $21.6 million in gross profit, operating income of $3.1 million and net income of $1.5 million, or $0.06 earnings per share. During the nine months ended April 30, 2007, we had net sales of $ 32.7 million, which generated $19.4 million in gross profit, operating income of $853,000 and net income of $466,000, or $0.02 per share. The Company had approximately $138,000 in cash and $16.0 million in interest-bearing debt and revenue bonds as of April 30, 2008. Management anticipates that cash flows from operations, together with available borrowings under our existing credit facilities, will be sufficient to meet working capital, capital expenditure and debt service needs for the next twelve months.
Our Business Strategy
     Our goal is to become a global leader in the development, manufacture and marketing of precision-engineered, microsurgical instruments, capital equipment and devices for use in vitreoretinal surgery, neurosurgical applications and ENT and to grow our product lines in other specialty surgical markets. We are taking the following steps toward achieving our goal:
•	Introducing new technology that can be easily differentiated from our competition;

•	Identifying microsurgical niches that may offer the prospect for substantial growth and higher profit margins;

•	Accelerating our international (including Canada) growth;

•	Utilizing the breadth and depth of knowledge, experience and resources in our research and development department;

•	Branding and marketing a substantial portion of our neurosurgical products with the Malis® trademark;

•	Continuing to develop our distribution channels including the expansion of our domestic ophthalmic sales force and development of an international direct ophthalmic sales force;

•	Continuing to grow our disposables revenue stream;

•	Expanding the Malis® AdvantageTM, the newest multifunctional bipolar electrosurgical generator, into neurosurgery;

•	Expanding the Malis® AdvantageTM, into other surgical markets;

•	Expanding the use of the Omni®, our ultrasonic aspirator, into other surgical markets, such as spinal surgery and the ENT markets; and

•	Exploring opportunities for growth through strategic partnering with other companies, such as our current relationships with Codman, an affiliate of Johnson & Johnson, Stryker, Quantel Medical of France and Volk Optical, Inc.
Results of Operations
Three Month Period Ended April 30, 2008 Compared to Three Month Period Ended April 30, 2007
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Quarter Ended,		% Increase
	April 30, 2008	April 30, 2007	(Decrease)
Ophthalmic	$7,293	$6,523	11.8%
Neurosurgery	3,368	2,234	50.8%
OEM (Codman, Stryker and Iridex)	2,612	2,394	9.1%
Other	227	331	(31.4%)

Total	$13,500	$11,482	17.6%

     Ophthalmic sales grew 11.8 percent in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Domestic ophthalmic sales increased 10.5 percent while international sales increased 16.5 percent. Domestic ophthalmic sales management was reorganized on August 1, 2007. The Company continues to train its new, recently added territory managers and is beginning to see a return on its investment in a direct sales force in certain countries.
     Neurosurgery sales growth for the three months ended April 30, 2008 increased 50.8 percent as compared to the three months ended April 30, 2007. Domestic neurosurgery sales increased 52.5 percent and international sales increased 47.6 percent. The Company expects that sales of the Malis® AdvantageTM electrosurgical generator and the Omni® ultrasonic aspirator and their related disposables will continue to have a positive impact on net sales for the remainder of fiscal 2008.
     OEM sales during the third fiscal quarter of 2008 increased 9.1 percent compared to the third fiscal quarter of 2007. Sales to Codman increased 6.9 percent compared to the third fiscal quarter of 2007. In addition, sales to Stryker decreased 17.2 percent during the third quarter of fiscal 2008. As discussed in “Overview,” Stryker’s new generator was completed during the quarter and began to be shipped in April. Sales to Stryker of the new generator are expected to positively impact revenue for the remainder of fiscal 2008 and 2009. Sales to Iridex Corporation (“Iridex”) of $117,000 added to the OEM sales growth.

     The following table presents domestic and international net sales (dollars in thousands):

	Quarter Ended April 30,
	2008	2007	% Increase
United States (including OEM sales)	$9,724	$8,360	16.3%
International (including Canada)	3,776	3,122	20.9%

Total	$13,500	$11,482	17.6%

     Domestic sales for the third quarter of fiscal 2008 compared to the same period of fiscal 2007 increased 16.3 percent as sales of domestic ophthalmology have increased due to higher vitreoretinal instrument sales, and sales of domestic neurosurgery have increased due to higher ultrasonic aspirators and electrosurgical generator sales and their related disposables. Both the ophthalmology and neurosurgery product lines contributed to the international sales growth of 20.9 percent for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.
Gross Profit
     Gross profit as a percentage of net sales was 61.7 percent in the third quarter of fiscal 2008 compared to 57.0 percent for the same period in fiscal 2007. Gross profit as a percentage of net sales for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 increased approximately five percentage points, primarily due to the change in mix toward higher disposable product sales and as a result of the manufacturing cost savings initiatives implemented by the Company. Beginning in June of 2007, the Company implemented a program to aggressively pursue cost savings and has subsequently had a reduction in force, implemented an incentive-based buyer’s program for its purchasing department and gained additional control over its use of manufacturing supplies. The Company’s incentive-based buyer’s program is a bonus program for our purchasing employees, who are awarded a bonus based upon how much cost they can save from new or existing suppliers.
Operating Expenses
     Research and development (“R&D”) as a percentage of net sales was 5.5 percent and 4.8 percent for the third quarter of fiscal 2008 and 2007, respectively. R&D costs increased to $748,000 in the third quarter of fiscal 2008 from $548,000 in the same period in fiscal 2007, reflecting an increase in spending on active, new product development projects focused on areas of strategic significance partially offset by a decrease in costs associated with new products. The Company’s pipeline included approximately 32 active, major projects in various stages of completion as of April 30, 2008. The Company has strategically targeted R&D spending as a percentage of net sales to be approximately 5.0 to 7.0 percent.
     In March of 2008, the Company announced the closure of its Philadelphia, Pennsylvania manufacturing plant and the merger of the operations and production of generator products into its plant in O’Fallon, Missouri. The Company expects to record non-recurring, pre-tax severance and related costs associated with this action of approximately $400,000, with the majority of these being cash costs. During the three months ended April 30, 2008, the Company expensed $85,000 of this cost.
     Selling, general and administrative expenses (“SG&A”) decreased by $700,000 to approximately $5.3 million during the third quarter of fiscal 2008 compared to approximately $6.0 million during the third quarter of fiscal 2007. The percentage of SG&A to net sales decreased from 52.6 percent for the third quarter of fiscal 2007 to 39.6 percent for the third quarter of fiscal 2008.
     Selling expenses, which consist of salaries, commissions and direct expenses, the largest component of SG&A, increased approximately $440,000 to $2.8 million, or 20.5 percent of net sales, for the third quarter of fiscal 2008, compared to $2.3 million, or 20.2 percent of net sales, for the third quarter of fiscal 2007. This increase was primarily due to the increase in head count as the Company has begun to increase its territory coverage of the United States and has continued to expand its international sales force. Additionally, as OEM sales did not increase as quickly as core product sales increased, this led to a significant increase in commissionable sales on a percentage basis. Commissionable sales increased from

77.7 percent of sales during the third quarter of fiscal 2007 to 79.8 percent in the third quarter of fiscal 2008. Selling headcount increased by 17.3 percent from April 30, 2007 to April 30, 2008. The increase in selling expenses was partially offset by a decrease in royalties of $43,000.
     With respect to the Company’s general and administrative expenses, headcount increased approximately 18.2 percent from April 30, 2007 to April 30, 2008 primarily due to the addition of accounting and administrative personnel to handle the growing volume of transactions and the Sarbanes-Oxley internal control requirements, which resulted in an increase in general salaries and benefits of approximately $171,000 in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The Company’s legal expenses decreased by $1.0 million during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 as the cost associated primarily with the Iridex lawsuit and subsequent settlement are no longer a significant factor. The Company also experienced a decrease of approximately $68,000 in outside consulting costs on the Company’s Sarbanes-Oxley compliance efforts primarily due to the completion of documentation and testing of the former Valley Forge location in fiscal 2007 and the Company’s efforts to internalize a portion of the documentation procedures. As mentioned above, the Company has instituted a cost savings initiative in June of 2007, which also targets SG&A costs.
Other Expenses
     Other expenses for the third quarter of fiscal 2008 increased 51.8 percent to $346,000 from $228,000 for the third quarter of fiscal 2007. The increase was due primarily to increased interest expense for the increased borrowings on the Company’s working capital line due to working capital needs during the quarter and the additional expense associated with the Iridex settlement, as the quarter ended April 30, 2008 included the expense for the full quarter, and the quarter ended April 30, 2007 included one month of expense.
Operating Income, Income Taxes and Net Income
     Operating income for the third quarter of fiscal 2008 was $2.1 million as compared to an operating loss of $47,000 in the comparable 2007 fiscal period. The increase in operating income was primarily the result of a five percentage point increase in gross profit margin on 17.6 percent more net sales and a decrease in SG&A expenses of $700,000 partially offset by a $200,000 increase in R&D expenditures and an accrual of $85,000 for costs associated with closing of the Philadelphia, Pennsylvania manufacturing plant.
     The Company recorded a $692,000 provision on pre-tax income of $1.8 million, a 38.3 percent tax provision, in the quarter ended April 30, 2008. In the quarter ended April 30, 2007, the Company recorded a $183,000 credit provision of a $275,000 pre-tax loss. The Company’s effective tax rate increased for the fiscal quarter ended April 30, 2008 due to the substantial increase in pre-tax income, causing the relative portion of the provision that is made up by the research and experimentation credit and the manufacturing deduction to decrease. In addition, the Company recorded a $40,000 increase in the research and experimentation credit during the quarter ended April 30, 2007.
     Net income increased by $1.2 million to a $1.1 million income for the third quarter of fiscal 2008, from a $92,000 loss for the same period in fiscal 2007. Basic and diluted earnings per share for the third quarter of fiscal 2008 increased to $0.05 from $0.00 for the third quarter of fiscal 2007. Basic weighted-average shares outstanding increased from 24,219,507 at April 30, 2007 to 24,321,274 at April 30, 2008.

Nine Month Period Ended April 30, 2008 Compared to Nine Month Period Ended April 30, 2007
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Nine Months Ended		% Increase
	April 30, 2008	April 30, 2007	(Decrease)
Ophthalmic	$20,520	$17,752	15.6%
Neurosurgery	8,912	7,027	26.8%
OEM (including Codman, Stryker and Iridex)	5,528	6,941	(20.4%)
Other	646	1,021	(36.7%)

Total	$35,606	$32,741	8.8%

     Ophthalmic sales grew 15.6 percent compared to the first nine months of fiscal 2007. Domestic ophthalmic sales increased 11.5 percent for the first nine months of fiscal 2008, while international ophthalmic sales increased 19.2 percent as compared to the first nine months of the previous fiscal year. Domestic ophthalmic sales management was reorganized on August 1, 2007. The Company continues to train its new, recently added territory managers and is beginning to see a return on its investment in a direct sales force in certain countries.
     Neurosurgery sales growth for the nine months ended April 30, 2008 increased 26.8 percent from the first nine months of fiscal 2007. Domestic neurosurgery sales decreased 12.6 percent for the first nine months of fiscal 2008, while international neurosurgery sales increased 71.2 percent compared to the first nine months of the previous year. The Company expects that sales of the Malis® AdvantageTM electrosurgical generator and the Omni® ultrasonic aspirator and their related disposables will continue to have a positive impact on net sales for the remainder of fiscal 2008.
     OEM sales during the first nine months of fiscal 2008 decreased 20.4 percent compared to the first nine months of fiscal 2007. Sales to Codman decreased 15.0 percent compared to the first nine months of fiscal 2007 because of a large inventory build at Codman in the prior periods to replenish depleted inventories. In addition, sales to Stryker decreased 59.9 percent during the nine months ended April 30, 2008. As discussed in “Overview,” Stryker’s new generator was completed during the quarter and began to be shipped in April. Sales to Stryker of the new generator are expected to positively impact revenue for the remainder of fiscal 2008 and 2009. Sales to Iridex of $144,000 added to the OEM sales growth.
     The following table presents domestic and international net sales (dollars in thousands):

	Nine Months Ended April 30,
	2008	2007	% Increase
United States (Including OEM sales)	$25,679	$25,253	1.7%
International (including Canada)	9,927	7,488	32.6%

Total	$35,606	$32,741	8.8%

     Domestic sales for the first nine months of fiscal 2008 compared to the same period of fiscal 2007 increased 1.7 percent as increases in domestic ophthalmology and neurosurgery were partially offset by a decrease in sales of electrosurgical generators to Codman and newly upgraded generators to Stryker. Both the ophthalmology and neurosurgery product lines contributed to the international sales growth of 32.6 percent for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.
Gross Profit
     Gross profit as a percentage of net sales was 60.7 percent in the first nine months of fiscal 2008 compared to 59.2 percent for the same period in fiscal 2007. Gross profit as a percentage of net sales for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 increased approximately 1.5 percentage points. The gross profit percentage increased primarily due to a selling price increase instituted at the beginning of the fiscal year and cost savings initiatives implemented by the Company, partially offset by a change in mix toward higher sales into international markets. Beginning in June of 2007, the Company implemented a program to aggressively pursue cost savings and subsequently had a reduction in force, implemented an incentive-based buyer’s program for its purchasing department and gained additional control over its use of manufacturing supplies. The Company’s incentive-based buyer’s program is a bonus program for our purchasing employees, who are awarded a bonus based upon how much cost they can save from new or existing suppliers.
Operating Expenses
     R&D as a percentage of net sales was 5.3 percent and 6.0 percent for the first nine months of fiscal 2008 and 2007, respectively. R&D costs decreased to $1.9 million in the first nine months of fiscal 2008 from $2.0 million in the same period in fiscal 2007, reflecting an increase in spending on active, new product development products focused on areas of strategic significance partially offset by a decrease in costs associated with new products. The Company has strategically targeted R&D spending as a percentage of net sales to be approximately 5.0 to 7.0 percent.
     As noted above, the Company is in the process of closing its Philadelphia plant manufacturing operations. As a result, the Company already expensed approximately $85,000 in severance and other costs associated with the closing of its Philadelphia manufacturing capacity during the nine months ended April 30, 2008.
     SG&A, at $16.5 million, remained relatively flat during the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. The percentage of SG&A to net sales decreased from 50.5 percent for the first nine months of fiscal 2007 to 46.2 percent for the first nine months of fiscal 2008.
     Selling expenses, which consist of salaries, commissions and direct expenses, the largest component of SG&A, increased approximately $2.0 million to $8.6 million, or 24.0 percent of net sales, for the first nine months of fiscal 2008, compared to $6.5 million, or 20.0 percent of net sales, for the first nine months of fiscal 2007. This increase was primarily due to an increase in head count as the Company has begun to increase its territory coverage of the United States and has continued to expand its international sales force. Sales to Codman and Stryker decreased and sales of the Company’s core products increased, leading to a significant increase in commissionable sales as a percentage of net sales. Commissionable sales increased from 76.8 percent of sales during the first nine months of fiscal 2007 to 83.5 percent in the first nine months of fiscal 2008. Selling headcount increased by 17.3 percent from April 30, 2007 to April 30, 2008. The increase in selling expenses was partially offset by a decrease in royalties of $418,000.
     With respect to the Company’s general and administrative costs, headcount increased approximately 18.2 percent from April 30, 2007 to April 30, 2008 primarily due to the addition of accounting and administrative personnel to handle the growing volume of transactions and the Sarbanes-Oxley internal control requirements, which resulted in an increase in general salaries and benefits of approximately $313,000 in the first nine months of fiscal 2008, compared to the first nine months of fiscal 2007. The Company’s legal expenses decreased by $1.7 million during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 as the cost associated primarily with the Company’s lawsuit and subsequent settlement with Iridex are no longer a significant factor. However, amortization expense increased $298,000 due to the additional amortization of the intangible assets acquired in the Iridex settlement. In addition, the Company’s directors’ fees also decreased $90,000 as the costs associated with the directors’ options are now expensed pro-ratably during the year, as the vesting schedule changed this year from immediate to quarterly over the next year of service on the Board. The Company’s cost savings initiative implemented in June of 2007 noted above, which also targets SG&A costs.
Other Expenses
     Other expenses for the first nine months of fiscal 2008 increased 42.4 percent to $893,000 from $627,000 for the first nine months of fiscal 2007. The increase was due primarily to increased interest expense for the increased borrowings on the Company’s working capital line due to working capital needs during the first nine months of fiscal 2008 and the additional expense associated with the Iridex settlement as the first nine months ended April 30, 2008 contained the expense for the full period and the nine months ended April 30, 2007 contained one month.
Operating Income, Income Taxes and Net Income
     Operating income for the first nine months of fiscal 2008 increased approximately 272.5 percent to $3.2 million from $853,000 in the comparable 2007 fiscal period. The increase in operating income was primarily the result of a 1.5 percentage point increase in gross profit margin on 8.8 percent more net sales along with R&D and SG&A remaining relatively flat.
     The Company recorded a $824,000, or 36.1 percent, provision on pre-tax income of $2.3 million during the nine months ended April 30, 2008. The Company recorded a 29.2 percent provision on pre-tax income of $226,000 during the nine months ended April 30, 2007. In addition, the Company recorded an income tax credit for the re-enactment of a research and experimentation credit of $306,000 during the first nine months of fiscal 2007.
     Net income increased by approximately $1.0 million to $1.5 million, or 213.3 percent, from $466,000 for the first nine months of fiscal 2008, as compared to the same 2007 period. Basic and diluted earnings per share for the first nine months of fiscal 2008 increased to $0.06, from $0.02 for the first nine months of fiscal 2007. Basic weighted-average shares outstanding increased from 24,214,831 at April 30, 2007 to 24,310,211 at April 30, 2008.
Liquidity and Capital Resources
     The Company had $138,000 in cash and total interest-bearing debt and revenue bonds payable of $16.0 million as of April 30, 2008.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At April 30, 2008, the Company had an average of 59 days of sales outstanding (“DSO”) for the three month period ending April 30, 2008, unfavorable to July 31, 2007 by two days. However, the 59 days of sales outstanding is 6 days favorable to January 31, 2008. The Company utilized the three month period to calculate DSO as it included the current growth in sales. The collection time for non-U.S. receivables is generally longer than comparable U.S. receivables, and as such, the increase in non-U.S. sales of 32.6 percent is unfavorably impacting the DSO calculation.
     At April 30, 2008, the Company had 257 days of cost of sales in inventory on hand, unfavorable to July 31, 2007 by 24 days. However, the 257 days of sales in inventory is 21 days favorable to January 31, 2008. The 257 days of sales in inventory on hand at April 30, 2008 are reasonable based on the Company’s anticipated levels of 250 to 275 days of sales. The Company utilized the three month period to calculate inventory on hand as it included the current growth in cost of goods sold. Inventory levels are gradually decreasing as the Company’s units for Stryker, which have been newly upgraded, began to ship in April.
     Cash flows provided by operating activities were $2.3 million for the nine months ended April 30, 2008, compared to cash flows used in operating activities of approximately $1.3 million for the comparable fiscal 2007 period. The increase of $3.6 million was attributable to net increases applicable to net income, depreciation and amortization, net receivables, income tax receivables, inventories, other current assets, accounts payable and income taxes payable and other of $3.8 million. Such increases were somewhat offset by prepaid expenses and other of approximately $200,000.
     Cash flows used in investing activities was $1.0 million for the nine months ended April 30, 2008, compared to cash used in investing activities of $3.0 million for the comparable fiscal 2007 period. During the nine months ended April 30, 2008, cash additions to property and equipment were $779,000, compared to $230,000 for the first nine months of fiscal 2007. Increases in cash additions in fiscal 2008 to property and equipment were primarily to support the purchase of machinery and equipment for the newly leased R&D space adjacent to our current facility in O’Fallon, Missouri. Acquisitions of patents and other intangibles were $162,000 during the nine months ended April 30, 2008, compared to $2.8 million during the nine months ended April 30, 2007. During the nine months ended April 30, 2007, the Company acquired intangible assets through the Iridex settlement agreement for $2.5 million in cash.
     Cash flows used by financing activities were $1.3 million for the nine months ended April 30, 2008, compared to cash provided by financing activities of $3.9 million for the nine months ended April 30, 2007. The decrease of $5.2 million was attributable primarily to an excess of outstanding checks over the bank balance of $701,000, the decrease in net borrowing on the lines-of-credit of $2.8 million, proceeds of long-term debt of $1.1 million and principal payments on long-term debt of $570,000.
     The Company had the following committed financing arrangements as of April 30, 2008:
     Revolving Credit Facility: On March 10, 2008, the Company amended this credit facility with an effective date of January 31, 2008 to allow borrowings of up to $9.5 million with interest at an interest rate of the bank’s prime lending rate or LIBOR plus 2.25% and adjusting each quarter based upon our leverage ratio. Currently, interest under the facility is charged at LIBOR plus 2.50%. Borrowings under this facility at April 30, 2008 were $5.7 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires December 1, 2008. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of April 30, 2008, the leverage ratio was 2.55 times and the fixed charge coverage ratio was 1.82 times. Current collateral availability under the line was approximately $3.8 million.
     Non-U.S. Receivables Revolving Credit Facility: On March 10, 2008, the Company amended this credit facility with an effective date of January 31, 2008 to allow borrowings of up to $1.5 million. Currently, interest under the facility is charged at the bank’s prime lending rate. There were no borrowings under this facility at April 30, 2008. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. On June 5, 2008, the facility was amended and the maturity date was extended until June 4, 2009 and has no financial covenants. Current collateral availability under the line was approximately $1.3 million.
     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at the bank’s prime lending rate. Borrowings under this facility were approximately $825,000 on April 30, 2008. Outstanding amounts were secured by the purchased equipment. The equipment line of credit facility of $1.0 million was renewed during the third quarter of the previous fiscal year with a new expiration date of October 31, 2008 and has availability of approximately $175,000.
     Management believes that cash flows from operations, together with available borrowings under its new credit facilities, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months.
Critical Accounting Policies
     The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2007. In the first nine months of fiscal 2008, there were no changes to the significant accounting policies. The Company did implement Financial Accounting Standards Board Interpretation Number 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and Emerging Issues Task Force Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).”

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     At April 30, 2008, the Company had two revolving credit facilities and an equipment line of credit facility in place. The Company’s revolving credit facilities had an outstanding balance of $5.7 million at April 30, 2008 and its equipment line of credit facility had an outstanding balance of $825,000 at April 30, 2008. The equipment line of credit facility bears interest at the bank’s prime lending rate. The first revolving credit facility bears interest at LIBOR plus 2.25% and adjusting each quarter based upon our leverage ratio. Currently, interest under the facility is charged at LIBOR plus 2.50%. The second revolving credit facility bears interest at the bank’s prime lending rate. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates and credit risk. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $131,000. The Company does not perform any interest rate hedging activities related to these three facilities.
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
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2008. Based on this evaluation, management has concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2008.
Changes in Internal Control over Financial reporting
     During the fiscal quarter ended April 30, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1 — Legal Proceedings
     On February 11, 2004, Synergetics filed an action against two ex-employees, in which Synergetics alleged that the Defendants, among other things, misappropriated trade secrets, intentionally interfered with Synergetics’ business relationships, and breached confidentiality contracts. Synergetics subsequently amended the complaint to add claims of fraud and breach of fiduciary duty. The suit was brought in the United States District Court, Eastern District of Missouri and was captioned Synergetics, Inc. v. Charles Richard Hurst, Jr. and Michael McGowan, Case No. 4:04-CV-318DDN. On August 10, 2005, Defendants answered and filed counterclaims alleging tortious interference with business relationships and seeking a declaration that Defendants had not misappropriated any confidential information or trade secrets of Synergetics. After the

Court transferred Defendants’ counterclaim for tortious interference to New Jersey (where it was subsequently dismissed by Defendants), trial began on September 12, 2005, and on September 20, 2005, the jury returned a verdict in favor of Synergetics. On December 9, 2005, the Court, consistent with the jury’s findings, entered the judgment awarding Synergetics $1,759,165 in compensatory damages against Defendants, and $293,194 in punitive damages against Hurst and $293,194 in punitive damages against McGowan. The Court also granted Synergetics certain injunctive relief against Defendants and awarded costs from the litigation in the amount of $22,264. On January 9, 2006, Defendants filed a notice of appeal and on February 5, 2007, the Eight Circuit Court of Appeals rejected their contentions and affirmed the judgment in all respects. On December 8, 2006, Defendants moved to vacate the judgment asserting that the judgment was obtained through the misconduct of witness tampering. On June 11, 2007, a multi-day hearing commenced on Defendants’ motion to vacate. Subsequently, on August 21, 2007, the Court issued an order denying Defendants’ motion, but awarding Defendants the sum of $1,172,767 as a sanction against Synergetics. The net effect of the ruling was to reduce by approximately one-half the amount of the original judgment against Defendants. On September 17, 2007, Defendants filed a Notice of Appeal from the Order denying their motion to vacate. Synergetics, on September 27, 2007, cross-appealed on the portion of the Order granting the sanction. On January 15, 2008, the parties entered into a final settlement agreement which dismissed the pending appeal and cross-appeal of the sanction. The underlying judgment as modified in August 2007 remains in full force and effect, and the parties each filed a notice of satisfaction with respect to all monetary obligations.
On April 17, 2008, the Company filed a lawsuit in the United States District Court for the Southern District of New York against Swiss-based Alcon, Inc. and its primary operating subsidiary in the U.S., Alcon Laboratories, Inc. (collectively “Alcon”). This suit is captioned Synergetics USA, Inc. v. Alcon Laboratories, Inc. and Alcon, Inc., Case No. 08-CIV-003669. In the complaint, the Company alleges that Alcon has used its monopoly power in the market for vitrectomy machines to control its customers’ purchasing decisions in favor of its surgical illumination sources and associated accessories, such as by tying sales of its light pipes to sales of its patented fluid collection cassettes, which are required for each vitreoretinal surgery using Alcon’s market-dominant vitrectomy machine. The complaint describes further anti-competitive behaviors, which include commercial disparagement of the Company’s products; payment of grant monies to surgeons, hospitals and clinics in order to influence purchasing decisions; the maintenance of a large surgeon advisory board, many of the surgeons on which receive benefits far beyond their advisory contributions and are required to buy Alcon’s products; predatory pricing; an unlawful rebate program; and a threat to further lock the Company out of an associated market unless given a license to use some of Synergetics’ key patented technologies. The Company has requested both monetary damages and injunctive relief. This lawsuit was filed by Hanly Conroy Bierstein Sheridan Fisher & Hayes, LLP, New York City, in conjunction with SimmonsCooper LLC, East Alton, Illinois. Both firms have specific expertise in complex commercial litigation, and after thorough analysis of the merits of the Company’s position, have agreed to represent it in this litigation on a contingency-fee basis. The Company is awaiting Alcon’s response, as the response deadline has not yet passed.
     In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of April 30, 2008, the Company has no litigation reserve recorded.
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
Trademark Acknowledgements
Malis, the Malis waveform logo, Omni, Bident, Bi-Safe, Gentle Gel and Finest Energy Source for Surgery are our registered trademarks. Synergetics, the Synergetics’ logo, PHOTON, DualWave, COAG, Advantage, Microserrated, Microfiber, Solution, Tru-Micro, DDMS, Krypotonite, Diamond Black, Bullseye, Spetzler Claw, Spetzler Micro Claw, Spetzler Open Angle Micro Claw, Spetzler Barracuda, Spetzler Pineapple, Axcess, Veritas, Lumen and Lumenator product names are our trademarks. All other trademarks or tradenames appearing in the Form 10-Q are the property of their respective owners.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC. (Registrant)
June 9, 2008	/s/ Gregg D. Scheller
Gregg D. Scheller, President and Chief
Executive Officer (Principal Executive Officer)

June 9, 2008	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)