Form 10-K
period 2008-07-31
SYNERGETICS USA INC
filed 2008-10-14
CIK 836429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2008
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
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported by The Nasdaq Stock Market as of January 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $54,819,598.
At October 8, 2008, there were 24,354,295 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders, expected to be held on December 11, 2008, are incorporated by reference into Part III of this Form 10-K where indicated.

SYNERGETICS USA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2008

SYNERGETICS USA, INC.
STATEMENT REGARDING FORWARD-LOOKING INFORMATION
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors.”
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
PART I
Item 1. Business
Overview
Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a leading medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical instruments and consumables of the highest quality in order to assist and enable microsurgeons around the world to provide a better quality of life for their patients. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, hand-held instruments and the microscopic delivery of laser energy, ultrasound, electrosurgery, illumination and irrigation, often delivered in multiple combinations. Enterprise wide information is included in Note 16 to the consolidated audited financial statements.

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
Revenues from our ophthalmic products constituted 56.0 percent, 53.4 percent and 59.4 percent of our total revenues for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. Revenues from our neurosurgical products represented 25.8 percent, 22.3 percent and 17.6 percent of our total revenues for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. Revenues from our Original Equipment Manufacturer (“OEM”) relationships represented 16.7 percent, 22.3 percent and 20.9 percent of our total revenues for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. In addition, other revenue was 1.5 percent, 2.0 percent and 2.1 percent of our total revenues for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. The OEM sales to Stryker Corporation (“Stryker”) declined by 33.9 percent to $2.0 million for the fiscal year ended July 31, 2008 compared to $3.0 million for the prior year due to Stryker’s model change completed during fiscal 2008 which resulted in lower sales. In addition, our OEM sales to Codman & Shurtleff, Inc. (“Codman”), an affiliate of Johnson & Johnson, were down 16.4 percent from $7.2 million to $6.0 million because of a large inventory build at Codman during calendar year 2006 to replenish depleted inventories.
Other Recent Events
On March 10, 2008, the Company amended its Revolving Credit Facility with an effective date of January 31, 2008 to allow borrowings of up to $9.5 million and concurrently amended its Non-U.S. Receivables Revolving Credit Facility to reduce the maximum borrowings to $1.5 million. On June 5, 2008, the Company again amended its Non-U.S. Receivables Revolving Credit Facility to increase borrowing availability to its current level of $2.5 million and to extend the termination date through June 4, 2009. On July 22, 2008, the Company amended its Equipment Line of Credit and all previous outstanding balances were consolidated into a term note with a maturity date of July 22, 2011. The Equipment Line of Credit has a maximum borrowing capacity of $1.0 million.
In March of 2008, the Company announced that it would close its Philadelphia plant and consolidate the operations and production of generator products into its plant in O’Fallon, Missouri as a part of the Company’s overall strategy to continue improving product and component integration and increase operational efficiencies. In light of recent opportunities with our strategic marketing partners and the skill sets of the Philadelphia based manufacturing and engineering associates necessary to capitalize on these opportunities, the Company has decided to defer the consolidation of the Philadelphia operations into the O’Fallon operations at this time. Notwithstanding the decision to defer the consolidation, we nonetheless have realized a portion of the cost savings anticipated to arise from the consolidation.
On June 17, 2008, the Company announced the acquisition of the assets of Medimold, Inc., a Missouri based operation specializing in plastic injection molding, for $80,000 in cash consideration. The Company plans to incorporate this technology into its operations by moving select machined parts to the Medimold platform. Initially, annual cost savings resulting from the transaction are expected to exceed $100,000 and ultimately to exceed $300,000. The acquisition is also expected to enhance component quality, expand the Company’s manufacturing capacity and provide greater component inventory control.

On July 8, 2008, the Company announced the reorganization of the field sales operations. The realignment is designed to position the Company to attain increased revenues and market share. A comprehensive study of the Company’s sales and marketing structure was undertaken, and as a result, a new and improved sales training system is being developed, higher recruitment standards are being implemented, individual and corporate objectives were linked with changes to the compensation structures and a defined sales process has been initiated.
On July 31, 2008, the Company’s board of directors formally accepted the resignation of Gregg Scheller who was the President, Chief Executive Officer and Chairman of the Board. The Company has begun interviewing for a successor to Mr. Scheller. Mr. Robert Dick, one of the Company’s independent directors, has been appointed Chairman of the Board. Until Mr. Scheller’s successor is appointed, each of Messrs. Dick, Cardinale, and Guarch and Ms. Hinshaw, each of whom is an independent director, will serve as principal executive officer of the Company on a weekly rotating basis.
On October 9, 2008, Alcon Research, Ltd. filed a lawsuit against the Company and Synergetics in the Northern District of Texas, Case No. 4-08CV-609-Y, alleging infringement of United States Patent No. 5,603,710, as such patent is amended by the Reexamination Certificate issued July 19, 2005. Alcon Research, Ltd. has requested enhanced damages based on an allegation of willful infringement, and has requested an injunction to stop the alleged acts of infringement. Because the compliant fails to identify a single product as infringing, at this stage the Company is left to guess at the basis for the suit. Aggregate sales revenue of products which may have any similarity with the referenced patent was approximately $400,000 for the last six fiscal years. The Company expects to raise meritorious defenses to the infringement suit.
Strategy
Our goal is to become a global leader through:
•	continuous improvement and development of our people,

•	continuous improvement and development of our manufacturing facilities,

•	continuous improvement of our systems; and

•	continuous improvement of our research and development initiatives.
During July 2008, the Company realigned its field sales operations. The realignment is designed to position the Company to attain increased revenues and market share. A comprehensive study of the Company’s sales and marketing structure was undertaken, and as a result, a new and improved sales training system is being developed, higher recruitment standards are being implemented, individual and corporate objectives were linked with changes to the compensation structures and a defined sales process has been initiated.
During August 2008, the Company began to introduce lean manufacturing philosophies into the production environment. These philosophies were applied to our largest volume disposable product family where we were able to cut manufacturing times in half and reduce scrap by one-third. We plan to continue to apply the lean philosophy to one value stream at a time according to the financial importance to the Company. We will also be applying this philosophy to other departments in our organization, including purchasing, accounting and administration. In addition, the Company’s most recent acquisition, Medimold, is producing components which were previously supplied by outside vendors. Over the next fiscal year, select high volume plastic components will be introduced to this lower cost process. Our annual savings from this process is now projected to be over $300,000.

During August 2008, the Company began to utilize Materials Requirement Planning (“MRP”) within its information system. The Company is beginning to utilize this capability to manage its inventory more efficiently and gain benefits from its master production plan. In addition, the Company is continuing to work on establishing a standard cost system during fiscal year 2009. These improvements to the information system will give the Company the tools to measure its manufacturing performance against standards, provide budgeting capabilities and build more effective monitoring controls over inventory.
In October 2008, the Company completed a thorough review and prioritization of its research and development efforts. In addition, it has begun to develop a uniform policies and procedures manual for its research and development initiatives.
For further discussion see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Business Strategy.”
Products and Services
The following table presents net sales by category (dollars in thousands):

	Year Ended July 31,		% Increase
	2008	2007	(Decrease)

Ophthalmic	$28,019	$24,522	14.3%
Neurosurgery	12,925	10,241	26.2%
OEM (Codman, Stryker and Iridex)	8,347	10,266	(18.7%)
Other	772	916	(15.7%)

Total	$50,063	$45,945	9.0%

Ophthalmic and Vitreoretinal Surgical Market
Various diseases of the eye, including trauma to the eye, can lead to a damaged retina. Conditions associated with retinal detachment often require surgical treatment to prevent vision loss. These conditions include proliferative diabetic retinopathy, macular holes, macular puckers and traumatic eye injuries. Vitreoretinal surgery involves the removal of damaged tissue from the eye caused by disease or injury that interferes with normal vision. This surgery is generally performed on the posterior portion of the eye surrounding the retina through incisions made near the front of the eye. The retinal surgeon needs a variety of instruments and capital equipment to perform the surgery, such as a vitreous cutter to remove the vitreous from the eye, a light source and an illuminator to illuminate the eye, a laser and a laser probe which provides “spot welding” to reattach the retina or mitigate disease, and other microsurgical instruments including forceps, scissors and picks, many of which are offered by the Company.
Based upon a study performed for the Company by Market Scope LLC, there are approximately 2,000 practicing retinal specialists in the United States and an additional 21,800 throughout the rest of the world. It is estimated that approximately 300,000 vitrectomies are performed each year in the United States and 1.9 million vitrectomies are performed throughout the rest of the world.
The Company initially engineered and produced prototype instruments designed to assist retinal surgeons in treating acute subretinal pathologies such as histoplasmosis and age-related macular degeneration. Synergetics developed a number of specialized lines of finely engineered microsurgical instruments, which today have grown to comprise a product catalogue of over 1,400 retinal surgical items including scissors, fiberoptics, cannulas, forceps and other reusable and disposable surgical instruments. During fiscal 2006, the Company introduced disposable forceps to be utilized on reusable handles. These forceps and other instruments of this type have been widely accepted.

We are a leading supplier of 25 and 20 gauge instrumentation to the ophthalmic surgical market. The larger 20 gauge size remains the industry standard. The 25 and 23 gauge microsurgical instruments enable surgeons to make smaller suture less incisions. However, the use of these instruments limits the amount of light that can be delivered to the surgical field using traditional light sources. As such, we engineered a system solution using smaller optical fibers that, in combination with other product functionality, are capable of efficiently delivering more light to the surgical field than traditional illumination systems. At the same time, the device can deliver concentrated laser energy to the site to provide endophotocoagulation. This technology was introduced to operating rooms across the world with Synergetics’ release in July 2004 of our PhotonTM xenon light source for vitreoretinal illumination. In addition to a high output light, the illuminator is also able to pass laser energy. The light and laser energy are delivered coaxially to the surgical site through a single, ultra-fine fiberoptic. When used in conjunction with a laser, the ability of the PhotonTM to deliver both laser energy and vitreoretinal illumination through the same fiber line is unique, as is the number of accessories which can be attached to the device. These features distinguish the PhotonTM from other xenon light sources in the marketplace. We believe the PhotonTM will continue to gain acceptance in the ophthalmic surgical market as demand increases for 25, 23 and finer gauge instrumentation used in connection with minimally invasive surgical techniques.
In September 2006, the Company announced that a new version of the PhotonTM had been designed, called the PhotonTM II, which features an advanced illumination source that offers surgeons increased light output and a light spectrum that more closely matches the light response of the human retina. These additional features offer surgeons up to two times the apparent light levels as compared to the PhotonTM. However, the PhotonTM remains available for ophthalmic surgeons who prefer the xenon light.
In addition to producing our own ophthalmic and vitreoretinal surgical instruments and equipment, we entered into a three year distribution agreement in June 2006 with Quantel. This distribution agreement allows for the exclusive distribution by the Company of Quantel’s VitraTM and SupraTM lasers into ophthalmic operating rooms and distribution into the retina physicians’ offices. The VitraTM and SupraTM are portable lasers and are compatible with the PhotonTM and PhotonTM II light sources. The SupraTM laser is scheduled to start shipping during our second fiscal quarter. In September 2007, we also entered into two new distribution agreements with Volk, granting Synergetics rights over the next three years to sell Volk’s products to vitreoretinal surgeons in the United States. These agreements cover Volk’s line of ophthalmic lenses, used for detailed examination and treatment of the retina, and grant the Company exclusive rights to sell Volk’s new Optiflex™ Surgical Assistant and surgical lenses in the U.S. This new vitreoretinal system, compatible with all leading surgical microscopes, enhances the surgeon’s visual ability with precision focus and control.
Our business continues to grow and evolve as new, minimally invasive surgical techniques are pioneered by leading vitreoretinal surgeons. As microsurgical instruments become ever smaller, new endoillumination technology is required to assist surgeons in this field. The Company was an early developer of cutting-edge endoillumination products and continues to be an innovation leader in the marketplace in the design, manufacture and marketing of laser probes and fiberoptic endoilluminators.
Neurosurgery Market
There are over 120 different types of brain tumors, and more than 190,000 adults and approximately 3,400 children diagnosed with brain tumors each year. In addition to brain tumors, cerebral aneurysms, congenital malformations of the skull and vessels, excess fluid in the brain and other disorders, including those caused by trauma, can lead to neurosurgery. Neurosurgery is a medical specialty dealing with disorders of the brain, skull, spinal column, spinal cord, cranial and spinal nerves, the autonomic nervous system and the pituitary gland. The neurosurgeon needs a variety of different hand-held instruments and energy source devices to perform the surgery, such as operating microscopes, tissue fragmentation and suction devices, electrosurgical generators, and other instruments, many of which are offered by the Company.

The Company estimates that there are approximately 3,400 practicing neurological surgeons in the United States and an additional 3,700 throughout the rest of the world. It is estimated that approximately 200,000 cranial procedures are performed each year in the United States, including over 51,000 craniotomies for tumor removal. In addition, over 1.3 million spine surgery procedures are performed annually in the United States and a total of over one million such procedures are performed worldwide by neurosurgeons and orthopedic surgeons.
The Company has an integrated neurosurgical product line which includes the Omni® ultrasonic aspirator, a Malis® electrosurgical generator and precision neurosurgical instruments. Our neurosurgery product catalogue consists of over 300 neurosurgical items including energy source devices, disposable and reusable instruments and other disposable items.
The primary use of the Company’s Omni® ultrasonic aspirator in neurosurgery is tumor removal. The Company distributes the Omni® control module, handpieces and accessory tips in the United States, Canada, Australia, New Zealand, a portion of Latin and South Americas and all but two countries in Europe, Spain and Portugal. The control module and handpieces are manufactured by Mutoh America Co., Ltd., a division of Miwatec Co., Ltd. The accessory tips are manufactured by the Company. The Omni® system uses ultrasonic waves to cause vibration of a tip that emulsifies bone and tissue for removal and then may utilize suction to aspirate these bone and tissue fragments. The Omni® system is unique in its ability to cause the handpiece tip to oscillate torsionally allowing the surgeon to remove bone, a feature that is a safer alternative to a rotating drill in removing bone in or near critical anatomical structures in intracranial and spine surgery. The tips and disposable packs are manufactured at the Company’s facility in O’Fallon, Missouri.
In intracranial neurosurgery, a bipolar electrosurgical system is the modality of choice for tissue coagulation as compared to monopolar products. The popularity of the bipolar system is largely due to the efforts of the late Dr. Leonard I. Malis, who designed and developed the first commercial bipolar coagulator in 1955 and pioneered the use of bipolar electrosurgery for use in the brain.
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
In addition, the Company has developed and released a line of bipolar instruments in both disposable and reusable formats, which will connect to all electrosurgical generators.
OEM Markets
The Company has three OEM relationships; Codman, Stryker and Iridex Corporation (“Iridex”). The loss of Codman would have a material adverse effect on the Company.

In the neurosurgery market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been marketed for over 25 years through a series of distribution agreements with Codman. On January 9, 2006, the Company executed a three-year distribution agreement with Codman for the continued distribution by Codman of the third generation electrosurgical generator, certain other generators, related disposables and accessories. In addition, the Company entered into a three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. Both agreements expire on December 31, 2008. Sales to Codman in the fiscal year ended July 31, 2008 comprised approximately 12.1 percent of sales.
The Company supplies a lesion generator used for minimally invasive pain treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the Company negotiated a one year extension to the agreement and increased the minimum purchase obligation to 300 units per year for the remaining contract period. The agreement covers the manufacture and supply of the lesion generator unit together with certain accessories. The pain control unit can be utilized for facet denervation, rhizotomy, percutaneous chardotomy, dorsal root entry zone lesions, peripheral neuralgia, trigeminal neuralgia and ramus communications. Pain relief is achieved by the controlled heating of the area surrounding the electrode tip. A thermosensor in the probe is used to control tissue temperature. Impedance values are displayed to guard against unsafe conditions. The system provides an electrical stimulator for nerve localization and various coagulating outputs that are selectable based on the procedures undertaken. The generator is configured for bipolar output to minimize current leakage, but is also capable of monopolar operation. The agreement also provides Stryker the right of first refusal for the distribution of certain other products in the pain control, orthopedic, ear, nose and throat (“ENT”), craniomaxillofacial, and head and neck surgery markets.
In addition, the Company manufactures directional laser probes for Iridex. In October 2005, Iridex filed a lawsuit against the Company for infringement of its Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding.” Pursuant to a settlement of the lawsuit in 2007, the parties entered into a manufacture and supply agreement in which the Company obtained the right to manufacture and supply various laser probes to Iridex.
Manufacturing and Supplies
We design, manufacture and assemble the majority of our ophthalmic and certain of our neurosurgical products in our facility in O’Fallon, Missouri. The bipolar electrosurgical generators (including the neurosurgery, pain control and other generator units) are manufactured in Philadelphia, Pennsylvania and O’Fallon, Missouri. The Omni® ultrasonic aspirator, the VitraTM and SupraTM laser units and the Volk lenses and OptiflexTM systems are manufactured by the respective parties. Our products are assembled from raw materials and components supplied to us by third parties. Most of the raw materials and components we use in the manufacture of our products are available from more than one supplier. For some components there are relatively few alternate sources of supply. However, we rely upon single source suppliers or contract manufacturers for a small portion of our disposable product line, for the production of our Omni® and for several key components of our PhotonTM light sources and our electrosurgical generators. Our profit margins and our ability to develop and deliver products on a timely basis may be adversely affected by the lack of alternative supply in the required timeframe.
In October 2005, we completed a 27,000 square foot addition to our 33,000 square foot manufacturing facility and headquarters in O’Fallon, Missouri. In July 2005, Valley Forge moved its Philadelphia manufacturing, engineering and assembly facility and the Oaks, Pennsylvania selling, general and administrative offices into a new facility located in Upper Merion Township, Pennsylvania. Effective May 1, 2005, Valley Forge entered into a combination sublease and lease agreement for this facility of approximately 13,500 square feet of office, engineering and manufacturing space for a term of four and one-half years, which expires October 31, 2009. In August 2007, we leased approximately 10,000 square feet of additional engineering and manufacturing space adjacent to our headquarters in O’Fallon, Missouri for a term of five years. In addition, effective June of 2008, we purchased Medimold, a St. Peters, Missouri-based injection molding company that leases approximately 1,500 square feet of manufacturing space on a month-to-month basis.

Marketing and Sales
Information with respect to the breakdown of revenue for the geographical segments is included in Note 16 to the consolidated audited financial statements.
Ophthalmic and Vitreoretinal Surgical Market
In the United States over a number of years, we have assembled a dedicated sales team. In the United States, our team sells our ophthalmic and vitreoretinal surgical products directly to end-users employing a staff of approximately 28 sales and marketing professionals. We offer over 1,400 separate catalogue items in the ophthalmic and vitreoretinal surgical markets. Our ophthalmic and vitreoretinal products include vitreoretinal instruments, fiberoptic endoilluminators, laser probes, a variety of disposable and reusable instruments designed for intraocular manipulation of tissues, illumination equipment under the PhotonTM brand, laser equipment for the United States under Quantel’s VitraTM and SupraTM brands, Volk’s line of ophthalmic lenses and its OptiflexTM Surgical Assistant and other miscellaneous products.
Internationally, we utilize a hybrid sales network comprised of direct sales employees and distribution agreements with independent representatives to sell and distribute our ophthalmic and vitreoretinal surgical products. At July 31, 2008, we had 16 international direct sales employees and are represented by approximately 45 non-U.S. distributors and independent sales representatives. Our ophthalmic and vitreoretinal surgical products are offered for sale in approximately 60 countries outside the United States. The terms of sale to our non-U.S. distributors and our non-U.S. end-user customers do not differ materially from our terms to our domestic end-user customers. Selling prices are established based upon each country’s price list.
Neurosurgery Market
On July 8, 2008, the Company announced the reorganization of the field sales operations. The move is designed to position the Company to attain increased revenues and market share. A comprehensive study of the Company’s sales and marketing structure was undertaken, and as a result, a new and improved sales training system is being developed, higher recruitment standards are being implemented, individual and corporate objectives were linked with changes to the compensation structures and a defined sales process has been initiated. Domestically, we currently utilize a hybrid sales network comprised of eight direct sales territory managers and ten independent distributors to sell our neurosurgical products. These domestic territory managers and independent distributors are supervised by a sales manager. Internationally, we rely upon over 30 independent distributors managed by an international sales manager to sell these products in approximately 40 countries. In addition, we have a marketing staff of two employees. The neurosurgical products we distribute include the Omni® ultrasonic aspirator and disposables, TruMicroTM instruments, Malis® AdvantageTM electrosurgical generator, Malis® disposables, Malis® cord tubing sets, Malis® bipolar forceps, LumenTM light source with lighted bipolar forceps and miscellaneous endoscopic and MRI compatible instruments. We offer approximately 300 separate catalogue items in the neurosurgical market.
Competition
The medical device industry is highly competitive. We believe that the principal factors influencing the selection of a vitreoretinal or neurosurgical instrument or device are the product features, quality, safety, ease of use, price, acceptance by leading physicians and other clinical benefits. We believe that our precision engineering and innovation, our in-house manufacturing capabilities, our rapid return instrument repair service and our relationships with leading practitioners distinguish our products from similar products sold by other entities.

Ophthalmic and Vitreoretinal Surgical Market
Our ophthalmic and vitreoretinal surgical instruments, lasers and disposables compete against manufacturers of similar products, including those sold by our major competitors, Alcon, Inc., Iridex, Bausch & Lomb, Inc. and Dutch Ophthalmic Research Corp (“DORC”). Our PhotonTM xenon light source and our new PhotonTM II gas-arc light source compete against manufacturers of similar products, including those sold by Alcon, Inc. and DORC. In addition, our products compete with smaller specialized companies and larger companies that do not otherwise focus on ophthalmic and vitreoretinal surgery. In the future, aggressive pharmaceutical intervention may preclude the use of our surgical products.
Neurosurgery Market
In neurosurgery, we develop, design and manufacture precision-engineered, microsurgical instruments. In addition, we believe we are the premier manufacturer of bipolar electrosurgical systems for use in neurosurgery. Our neurosurgery bipolar electrosurgical systems compete against the Valleylab division of Covidien Ltd. (formerly Tyco Healthcare Group), Kirwan Surgical Products, Inc., Erbe Elektromedizin GmbH and Aesculap including Aesculap Inc., USA and Aesculap GmbH, divisions of B. Braun Medical Inc. Our Omni® ultrasonic aspirator competes against Integra Life Sciences Holdings, Corp., the manufacturer of the CUSATM and the SelectorTM ultrasonic systems. Our neurosurgical instruments and disposables compete against manufacturers of similar products, including those sold by Integra NeuroSciencesTM. In addition, our products compete with smaller specialized companies and larger companies that do not otherwise focus on neurosurgery. Our products also compete with other technologies, such as lasers, handheld instruments and a variety of tissue removal systems designed for removing skull-based tumors. In the future, aggressive pharmaceutical intervention may preclude the use of our surgical products.
Research and Development
Our research and development primarily focuses on developing new products based on our proprietary Malis® electrosurgical generator/DualWaveTM technology, our Omni® system and PhotonTM technology and our expertise in vitreoretinal surgery and neurosurgery. We are continually engineering new products and instrumentation, as well as enhancements to existing products, to meet the needs of surgeons in various surgical disciplines. We have entered into consultation arrangements with leading ophthalmic surgeons, all of whom specialize in vitreoretinal procedures. In neurosurgery, we have worked closely with leading neurosurgeons to develop ultrasonic tips used with our Omni® system and microsurgical instruments.
The Company has historically invested in leading edge research and development projects and, in fiscal 2009, we expect continued development of Malis® electrosurgical generators supporting accessories; 25, 23 and 20 gauge precision instruments; endoillumination and laser probes; PhotonTM supporting disposables; and other products used in conjunction with minimally invasive surgical procedures.
For 2008, 2007 and 2006 fiscal years, the Company expended approximately $2.7 million, $2.6 million and $1.7 million, respectively, for research and development, which represents 5.3 percent, 5.6 percent and 4.3 percent of net sales. We anticipate that we will continue to incur greater research and development costs in connection with the development of our products. At July 31, 2008, the Company’s pipeline included approximately 36 active, major projects in various stages of completion. The Company expects over the next few years to invest in research and development at approximately 4 percent to 6 percent of net sales each fiscal year. Substantially all of our research and development is conducted internally. In the 2009 fiscal year, we anticipate that we will fund all of our research and development with current assets and cash flows from operations. We continuously review our research and development initiatives to ensure that they remain consistent with and supportive of our growth strategies.

During fiscal 2008, the Company’s research and development efforts produced 90 new items. New products, which management defines as products introduced within the prior 24-month period, accounted for approximately $8.6 million, or 17.2 percent, of total sales for the Company for fiscal 2008. For fiscal 2007, new products accounted for approximately 9.3 percent of total sales for the Company, or $4.3 million.
Government Regulations
The medical devices manufactured by us are subject to extensive regulation by governmental authorities, including federal, state and non-U.S. governmental agencies. The principal regulator in the United States is the Food and Drug Administration (the “FDA”).
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
We are also required to register with the FDA as a device manufacturer and are required to maintain compliance with the FDA’s Quality System Regulations (“QSRs”). The QSRs incorporate the requirements of Good Manufacturing Practice as well as other regulatory requirements of the FDA, which mandate detailed quality assurance and record-keeping procedures and subject us to unscheduled periodic quality system inspections. We conduct internal quality assurance audits throughout the manufacturing process and believe we are in material compliance with all applicable government regulations.
We may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety or effectiveness claims. Further, we are required to comply with various FDA requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device before marketing clearance has been received or promoting a cleared device for unapproved indications. Noncompliance with applicable regulatory requirements can result in enforcement action, which is more fully described in the “Risk Factors” section of this Form 10-K.

Medical device regulations also are in effect in many of the countries outside the United States in which our products are sold. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, The European Union Medical Device Directive became effective, and all medical devices sold in the European common market must meet the Medical Device Directive standards. The Company sells its products in the European medical device market; as such, we have voluntarily chosen to subject ourselves to the audits established by the European Union through which we have obtained “CE marking” for many of our products. The Company is subjected to annual audits at both of our manufacturing facilities for compliance to the quality system standards established by the International Standards Organization (“ISO”) and Medical Device Directives established by European law. In December 1998, we received certification for ISO 9002/EN 46002. ISO 9002/EN 46002 is an, international quality system standard that documents compliance to the European Medical Device Directive. In December 2003, we were certified to ISO 13485: 1996, which replaced ISO 9002/EN 46002 as the international standard for quality systems as applied to medical devices. In March 2006, we were certified to ISO 13485: 2003, which replaced ISO 13485: 1996 as the international standard for quality systems as applied to medical devices. Failure to correct deficiencies discovered during an audit could result in the removal of the CE mark on our products, which would effectively bar the sale of the Company’s products in the European market. Such a result would have a significant and material negative impact on the Company and its business. In addition, there are several other countries that require additional regulatory clearances.
Management believes that we are in material compliance with the government regulations governing our business.
Safety Approvals
The majority of our capital equipment products also require electrical safety testing, and in some cases electromagnetic compatibility testing, either as a product registration requirement and/or to gain market acceptance.
Intellectual Property
Our ability to effectively compete in our product markets depends in part on developing, improving, and maintaining proprietary aspects of our technology platforms. To maintain the proprietary nature of our technology, we rely on patents and patent applications, trade secrets, trademarks and know how. Patented and patent pending technology is used in most of our product lines, including our Malis® line of bipolar electrosurgical generators and accessories, our PhotonTM and LumenTM lines of illumination technology with complimentary accessories, our Omni® line of ultrasonic bone cutting tips, and various other reusable and disposable instruments.
Currently, the Company owns 37 unexpired United States patents, the oldest of which issued in 1994, and none of which will expire before 2012. We do not believe that the expiration of any one patent, or the expiration over time of all of our currently unexpired patents, will have a material, adverse effect on our business. The Company also has dozens of pending U.S. patent applications, which we believe will, one day, issue as patents. However, other companies and entities have filed patent applications or have obtained issued patents relating to instruments, laser probes, endoillumination, light sources, monopolar and bipolar electrosurgical methods and devices, any of which may impact our ability to obtain patents in the future. When deemed appropriate for our business success, we will enforce and defend our patent rights.

We generally seek patent protection in the U.S. on technological advancements used or likely to be used in our products and product improvements, and may seek patent protection on such technology in select other countries. We do not, however, rely exclusively on our patents to provide us with competitive advantages with respect to our existing product lines. We also rely upon trade secrets, know-how, continuing technological innovations and superior engineering to develop and maintain our competitive advantage.
In an effort to protect our trade secrets, we generally require our consultants, advisors and employees to execute confidentiality agreements and, when appropriate, invention assignment agreements upon commencement of employment, or the consulting or advising relationship with us. These agreements typically provide that all confidential information developed or made known to the subject person during the course of that person’s relationship with us must be kept confidential and cannot be used, except in specified circumstances. When appropriate, these agreements also contain provisions requiring these individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by the subject person while employed or retained by us, subject to customary exceptions.
Malis, Omni, Bi-Safe, Gentle Gel, Finest Energy Source Available for Surgery and Bident are our registered trademarks. Synergetics, Photon, P1, P2, DualWave, COAG, Advantage, Burst, Microserrated, Mircofiber, Solution, TruMicro, DDMS, Kryoptonite, Diamond Black, Bullseye, Claw, Micro Claw, Open Angle Micro Claw, One-Step, Barracuda, Axcess, Flexx, Lumen, Lumenators, Veritas and Vivid product names are our trademarks. All other trademarks or tradenames appearing in this Form 10-K are the property of their respective owners.
Employees
At September 2008, we had approximately 394 employees. From time to time, we retain part-time employees, engineering consultants, scientists and other consultants. All full-time employees are eligible to participate in our health benefit plan. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.
Executive Officers of the Registrant
The following table sets forth certain information, as of the date of this annual report on Form 10-K, with respect to the executive officers of the Company.

Name	Age	Position(s) with the Company
Kurt W. Gampp, Jr.	48	Executive Vice President, Chief Operating Officer & Director
Jerry L. Malis	76	Executive Vice President, Chief Scientific Officer & Director
Pamela G. Boone	45	Executive Vice President, Chief Financial Officer, Treasurer & Secretary
Kurt W. Gampp, Jr. is the Company’s Executive Vice President and Chief Operating Officer and has served in these positions and as a director since 2005. Immediately prior to the merger with Valley Forge, Mr. Gampp served as the Executive Vice President and Chief Operating Officer of Synergetics, Inc. and had served in this position since Synergetics, Inc. was founded in 1991. Mr. Gampp coordinates and supervises the manufacturing of the Company’s products and is in charge of the daily production operations of the Company.
Jerry L. Malis is the Company’s Executive Vice President and Chief Scientific Officer and has served in these positions and as director since 2005. Immediately prior to the consummation of the merger with Valley Forge, Mr. Malis served as Valley Forge’s Chief Executive Officer, President and Chairman of the board of Valley Forge. He has published over 50 articles in the biological science, electronics and engineering fields, and has been issued ten United States patents. Mr. Malis coordinates and supervises the scientific developments of the Company.

Ms. Boone joined the Company as its Chief Financial Officer in May 2005. Prior to this, Ms. Boone served as Vice President and Chief Financial Officer of Maverick Tube Corporation from 2001 until January 2005 and as Vice President, Treasurer and acting Chief Financial Officer until May 2005. Maverick Tube Corporation, a Missouri-based company, was a leading North American producer of welded tubular steel products used in energy and industrial applications. From 1997 to 2001, Ms. Boone served as Maverick’s Corporate Controller.
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
Item 1A. Risk Factors
In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks described below before making an investment decision.
A significant part of our OEM sales comes from a single customer, which makes us vulnerable to the loss of that customer.
Codman currently accounts for most of our total revenue from sales of our bipolar electrosurgical generators. During the fiscal year ended July 2008, revenue from sales of our bipolar electrosurgical generators, cord tubing sets and royalty payments from Codman represented approximately 12.1 percent of the Company’s total net sales. Under our existing agreement with Codman, Codman distributes the third generation generator trademarked as the CMCTM III on an exclusive basis. Our existing agreement with Codman will expire by its own terms on December 31, 2008, unless extended by mutual agreement of the parties. In order to continue to be an OEM supplier to Codman, we are designing new generators for them. These new generators may require electrical safety testing before we begin manufacturing these new units. Our efforts to maintain a continuous supply to Codman may not be sufficient depending on our unit sales of the CMCTM III and the time required for redesign and subsequent approval.
If any of our single source suppliers were to cease providing components, we may not be able to produce our products.
We rely on a single source for the supply of the ultrasonic aspirators sold in the United States and internationally under the Company’s Omni® brand. Net sales of the Company’s Omni® ultrasonic aspirators for each of our fiscal years ended July 31, 2008 and 2007 amounted to greater than 10 percent of total net sales for each period. Also, the manufacture of the Company’s PhotonTM light sources depends on single sources for several key components. If any of these suppliers become unwilling or unable to provide products or components in the required volumes and quality levels or in a timely manner, we would be required to locate and contract with substitute suppliers. Although we believe that alternative sources for many of these components and raw materials are available, we could have difficulty identifying a substitute supplier in a timely manner or on commercially reasonable terms and may have to pay higher prices to obtain the necessary materials. Any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified.
Manufacturers of several parts used in our third generation bipolar electrosurgical generator models sold to Codman under the CMCTM III brand are no longer manufacturing these parts. We believe we have arranged to purchase and maintain an adequate inventory of these parts.

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
Our future results are dependent, in part, upon the successful market penetration of our fourth generation multifunctional bipolar electrosurgical generators under the Malis® trademark.
Our future success, in part, is dependent upon the successful market penetration of our multifunctional bipolar electrosurgical generators and related instrumentation. In fiscal 2008, the sales of the Malis® generators and accessories represented approximately 18.7 percent of the Company’s total revenue. The success of these products in the marketplace is dependent upon several factors including:
•	their acceptance by surgeons;

•
the recognition of hospitals and surgical centers that the new generator and instruments offer sufficient advantages and benefits to warrant the cost of purchasing one or more of the Malis® generators;

•	our ability to create an effective distribution network;

•	our ability to sustain our average selling price through this distribution network; and

•	the reaction of our competitors in this market.
Our products may not be accepted in the market.
We cannot be certain that our current products or any other products we may develop or market will achieve or maintain market acceptance. We cannot be certain that our devices and the procedures they perform will be able to replace established treatments or that either physicians or the medical community in general will accept and utilize our devices or any other medical products that we may develop. For example, we cannot be certain that the medical community will accept our multifunctional, electrosurgical generators and related instruments over traditional monopolar and existing bipolar electrosurgical generators and instruments.

Market acceptance of our products depends on many factors, including our ability to:
•	convince third-party distributors and customers that our technology is an attractive alternative to other technologies;
•	manufacture products in sufficient quantities and at acceptable costs; and
•	supply and service sufficient quantities of our products directly or through marketing alliances.
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
Products we have under development are subject to FDA approval or clearance before marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years, is expensive and the outcome may be uncertain. Our inability to obtain required regulatory approval or clearance on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. Additional studies may be required to gain approval or clearance for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product.
Furthermore, another risk relates to the regulatory classification of new products or proposed new uses for existing products. In the filing of each application, we are required to make a judgment about the appropriate form and content of the application. If the FDA disagrees with our judgment in any particular case and, for example, requires us to file a PMA rather than allowing us to market for approved uses while we seek broader approvals or requires extensive additional clinical data, the time and expense required to obtain the approval might be significantly increased or approval might not be granted. Approved and cleared products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation and labeling and promotion of medical devices.
There can be no assurance that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all.

We may be subject to penalties and may be precluded from marketing our products if we fail to comply with extensive governmental regulations.
The FDA and non-U.S. regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA may need to review the process before it may be used. Failure to comply with applicable regulatory requirements discussed throughout this annual report on Form 10-K could subject us to enforcement actions, including:
•	Warning letters;
•	Fines, injunctions and civil penalties against us;
•	Recall or seizure of our products;
•	Operating restrictions, partial suspension or total shutdown of our production;
•	Refusing our requests for premarket clearance or approval of new products;
•	Withdrawing product approvals already granted; and
•	Criminal prosecution.
Federal, state and non-U.S. regulations, regarding the manufacture and sale of medical devices are subject to future changes. The complexity, timeframes and costs associated with obtaining marketing clearances are unknown. Although we cannot predict the impact, if any, these changes might have on our business, the impact could be material.
We may be unable to maintain our ISO certification or CE mark which allows us to sell our products in the European medical market.
Pursuant to the Medical Device Directive, the Company is audited annually. Failure to correct deficiencies discovered during an audit could result in the removal of the CE mark on our products, which would effectively bar the sale of the Company’s products in the European market. Such a result would have a significant and material negative impact on the Company and its business. In addition, there are several other countries that require additional regulatory clearances
We will first need to obtain electrical safety approval to market our applicable products under development.
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
Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own patents that cover significant aspects of our products. Certain patents of ours have expired and others will expire in the future. In addition, challenges may be made to our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours that our patents do not cover. In addition, our current and future patent applications may not result in the issuance of patents in the United States or other countries. Further, there is a substantial backlog of patent applications in the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years. We may become subject to patent infringement claims or litigation or interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of invention.

Our competitive position depends, in part, upon unpatented trade secrets, which can be difficult to protect. Others may independently develop substantially equivalent proprietary information and techniques or gain access to our trade secrets. In an effort to protect our trade secrets, we require consultants, advisors and most of our employees to execute confidentiality agreements and certain of them to sign invention assignment agreements upon commencement of employment or a consulting relationship with us. These agreements typically provide that, except in specified circumstances, all confidential information developed or made known to the individual during the course of his or her relationship with us must be kept confidential and cannot be used. They typically contain provisions requiring these individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Some jurisdictions limit the enforceability and scope of these agreements and these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of the unauthorized use or disclosure of confidential information.
The medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and our competitors. Until recently, patent applications were maintained in secrecy in the United States until after the time the patent had been issued. Patent applications, filed in the United States after November 2000 generally will be published 18 months after the filing date. However, since patent applications continue to be maintained in secrecy for at least some period of time, we cannot assure you that our technology does not infringe any patents, patent applications held by third parties or prior patents. We have, from time to time, been notified of, or have otherwise been made aware of, claims that we are infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders may offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable.
Any infringement claims, with or without merit, and regardless of whether we are successful on the merits, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. An adverse determination could prevent us from manufacturing or selling our products, which could have a material adverse effect on our business, results of operations and financial condition.
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
Our future success depends upon the continued service of key management, technical sales and other critical personnel, including Messrs. Gampp, Malis and Dallam and Ms. Boone, our Chief Operating Officer, Chief Scientific Officer, Executive Vice President of Sales and Marketing and Chief Financial Officer, respectively. We maintain key person life insurance for Messrs. Gampp and Malis. With the exception of Ms. Boone, our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. The loss of any key employee could result in a disruption to our operations and could materially harm our business. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

On July 31, 2008, the Company’s Board of Directors formally accepted the resignation of Gregg Scheller who was the President, Chief Executive Officer and Chairman of the Board. The Company has begun interviewing candidates for a successor to Mr. Scheller. Mr. Robert Dick, one of the Company’s independent directors, has been appointed Chairman of the Board. Until Mr. Scheller’s successor is appointed, each of Messrs. Dick, Cardinale, and Guarch and Ms. Hinshaw, each of whom is an independent director, will serve as principal executive officer of the Company on a weekly rotating basis.
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
We believe that we must expand our international sales and distribution operations to have continued growth. In fiscal 2008, our sales to countries outside the U.S. represent 28.4 percent of our total sales. We expect to sell an increasing portion of our products to customers overseas. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:
•	difficulties and costs of staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	unexpected changes in regulatory requirements, including imposition of currency exchange controls;

•	longer accounts receivable collection cycles;

•	import or export licensing requirements;

•	potentially adverse tax consequences;

•	political and economic instability;

•	obtaining regulatory approval for our products;

•	end-market and/or regional competition that may have competitive advantages;

•	potentially reduced protection for intellectual property rights; and

•	subjectivity of other countries’ laws.
We have international suppliers of various products, including the Omni® ultrasonic aspirator console and handpieces.
We have suppliers that are located outside the United States, subjecting us to risks generally associated with contracting with non-U.S. suppliers, including quality concerns, adverse changes in other countries’ economic conditions, import regulations, duties, tariffs, quotas, economic and political instability, burdens of complying with a wide variety of other countries’ laws and embargoes. Our reliance on international suppliers may cause us to experience problems in the timeliness and the adequacy or quality of product deliveries. Additionally, and specifically in regard to the Omni® console and handpieces, there is an additional risk as our contract with the equipment manufacturer is year-to-year.
Our cash and lines-of-credit facilities are maintained with a regional bank which given the current financial crisis may not be fully insured or available.
We maintain significant amounts of cash and cash equivalents at a financial institution that is in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits. In addition, in the current environment, we can not be assured that the Company’s $9.5 million Revolving Credit Facility, $2.5 million Non-U.S. Receivables Credit Facility, or the $1.0 million Equipment Line of Credit will be available for borrowing, or that the Company will be able to replace the Revolving Credit Facility upon its expiration on December 1, 2008.
The market price of our stock may be highly volatile.
The market price of our common stock could fluctuate substantially due to a variety of factors, including:
•	our ability to successfully commercialize our products;

•	the execution of new agreements and material changes in our relationships with companies with whom we contract;

•	quarterly fluctuations in results of operations;

•	announcements regarding technological innovations or new commercial products by us or our competitors or the results of regulatory filings;

•	market reaction to trends in sales, marketing and research and development and reaction to acquisitions;

•	sales of common stock by existing shareholders;

•	changes in key personnel;

•	economic and political conditions, including worldwide geopolitical events; and

•	fluctuations in the United States financial markets.

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
Material increases in interest rates could potentially be a detriment to sales.
Many of our products are sold to non-U.S. distributorships which purchase our products via funds secured through assorted financing arrangements with third party financial institutions, including credit facilities and short-term loans. Increased interest rates would ultimately increase the overall cost of owning our products for the end user and, thereby, reduce product demand.
Because we do not require training for users of our products, and sell our products to non-physicians, there exists an increased potential for misuse of our products, which could harm our reputation and our business.
Federal regulations restrict the sale of our products to or on the order of “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training, and in many states by non-physicians, including nurse practitioners and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. We, and our distributors, generally offer but do not require purchasers or operators of our products to attend training sessions. In addition, we sometimes sell our systems to companies that rent our systems to third parties and that provide a technician to perform the procedure. The lack of training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.
If our facilities were to experience catastrophic loss, our operations would be seriously harmed.
Our facilities could be subject to catastrophic loss such as fire, flood, tornados or earthquake. All of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in O’Fallon, Missouri. Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expense to repair and replace our facilities.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our primary office and manufacturing operations are conducted in a 60,000 square foot building owned by our wholly-owned subsidiary, Synergetics Development Company, LLC, a Missouri limited liability company. The facility is located in O’Fallon, Missouri, approximately 25 miles west of St. Louis, Missouri. In August 2007, we leased approximately 10,000 square feet of additional engineering and manufacturing space adjacent to our headquarters in O’Fallon, Missouri for a term of five years expiring July 31, 2012.

Effective May 1, 2005, we leased 13,500 square feet of office, assembly and manufacturing space in Philadelphia, Pennsylvania. The sublease and lease agreement for this facility is for a term of four and one-half years, which expires October 31, 2009, for office, engineering and manufacturing space.
In addition, effective June of 2008, we purchased a St. Peters, Missouri based injection molding company that occupies approximately 1,500 square feet of manufacturing space. The space is leased on a month-to-month basis.
We believe that these facilities are suitable and adequate for our operations. We believe that we have the ability to generate additional production capacity using our existing manufacturing facilities.
Item 3. Legal Proceedings
On February 11, 2004, Synergetics, the Company’s wholly-owned subsidiary, filed an action against two ex-employees, in which Synergetics alleged that the defendants, among other things, misappropriated trade secrets, intentionally interfered with Synergetics’ business relationships, and breached confidentiality contracts. The suit was brought in the United States District Court, Eastern District of Missouri and was captioned Synergetics, Inc. v. Charles Richard Hurst, Jr. and Michael McGowan, Case No. 4:04-CV-318DDN. Defendants filed counterclaims alleging tortious interference with business relationships. The counterclaims were transferred to New Jersey and subsequently dismissed without prejudice. After a full trial on Synergetics’ claims, the jury found in Synergetics’ favor. On December 9, 2005, the Court entered a judgment awarding Synergetics $1,759,165 in compensatory damages against Defendants, $293,194 in punitive damages against each of Hurst and McGowan, and $22,264 for litigation costs. The Court also granted Synergetics certain injunctive relief against Defendants. After appeal by Defendants, the Eighth Circuit Court of Appeals affirmed the judgment in all respects. Subsequently, on motion of Defendants to vacate the judgment, the trial court issued an order denying Defendants’ motion, and awarding Defendants $1,172,767 as a sanction against Synergetics, in effect reducing by half the damages originally awarded to the Company. Defendant’s again appealed. On January 15, 2008, the parties settled the case by reciprocal waivers of all claims arising before that date, except as regards the injunctive relief granted Synergetics in the judgment.
On April 17, 2008, the Company filed a lawsuit in the United States District Court for the Southern District of New York against Swiss-based Alcon, Inc. and its primary operating subsidiary in the U.S., Alcon Laboratories, Inc. (collectively “Alcon”). This suit is captioned Synergetics USA, Inc. v. Alcon Laboratories, Inc. and Alcon, Inc., Case No. 08-CIV-003669. The Company’s attorneys in this matter have agreed to represent the Company on a contingency-fee basis. In the complaint, the Company alleges that Alcon has used its monopoly power in the market for vitrectomy machines to control its customers’ purchasing decisions in favor of Alcon’s surgical illumination sources and associated accessories, such as by tying sales of its light pipes to sales of its patented fluid collection cassettes, which are required for each vitreoretinal surgery using Alcon’s market-dominant vitrectomy machine. The complaint describes further anti-competitive behaviors, which include commercial disparagement of the Company’s products; payment of grant monies to surgeons, hospitals and clinics in order to influence purchasing decisions; the maintenance of a large surgeon advisory board, many of the surgeons on which receive benefits far beyond their advisory contributions and are required to buy Alcon’s products; predatory pricing; an unlawful rebate program; and a threat to further lock out the Company from an associated market unless granted a license to use some of our key patented technologies. The Company requested both monetary damages and injunctive relief. On June 23, 2008, Alcon filed a pleading responsive to the complaint, denying all counts, asserting affirmative defenses, and stating a counterclaim in which Alcon alleges that the Company misappropriated trade secrets from Infinitech, a company acquired by Alcon in 1998. At present, deadlines for pre-trial activities in this suit are scheduled through January 2010.

On October 9, 2008, Alcon Research, Ltd. filed a lawsuit against the Company and Synergetics in the Northern District of Texas, Case No. 4-08CV-609-Y, alleging infringement of United States Patent No. 5,603,710, as such patent is amended by the Reexamination Certificate issued July 19, 2005. Alcon Research, Ltd. has requested enhanced damages based on an allegation of willful infringement, and has requested an injunction to stop the alleged acts of infringement. Because the complaint fails to identify a single product as infringing, at this stage the Company is left to guess at the basis for the suit. Aggregate sales revenue of products which may have any similarity with the referenced patent was approximately $400,000 for the last six fiscal years. The Company expects to raise meritorious defenses to the infringement suit.
In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of July 31, 2008, the Company has no litigation reserve recorded.
Item 4. Submission of Matters to a Vote of Security Holders
During the quarter ended July 31, 2008, no matters were submitted to a vote of our stockholders through the solicitation of proxies or otherwise.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on The Nasdaq Capital Market under the ticker symbol “SURG.” The table below sets forth the range of high and low sales prices per share of the Company’s common stock as reported by The Nasdaq Capital Market for each of the quarterly periods within the fiscal years ended July 31, 2008 and 2007. None of the prices shown reflect retail mark-ups, mark-downs or commissions. For current price information, you are urged to consult publicly available sources.

	High	Low
Year ended July 31, 2007
Quarter ended October 29, 2006	$5.95	$3.77
Quarter ended January 30, 2007	$4.85	$3.74
Quarter ended April 30, 2007	$5.15	$3.36
Quarter ended July 31, 2007	$4.75	$3.35

	High	Low
Year ended July 31, 2008
Quarter ended October 29, 2007	$4.06	$3.52
Quarter ended January 31, 2008	$3.69	$2.00
Quarter ended April 30, 2008	$2.67	$1.94
Quarter ended July 31, 2008	$3.29	$1.97
The number of shareholders of record of Synergetics USA as of October 8, 2008 was 184.
Synergetics has not paid a dividend to holders of its common stock since 1996. We currently intend to retain earnings to finance growth and development of our business and do not anticipate paying cash dividends in the near future.

STOCK PERFORMANCE GRAPH
The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The graph below compares the cumulative total stockholder return on an investment in our common stock, and the stocks of The NASDAQ Composite Stock Market and an index of a peer group of medical companies selected by the Company (the “Peer Group”) for the five-year period ended July 31, 2008. During the fiscal year ended July 31, 2008, the Company reviewed its peer group and determined that the group needed to contain some peers who derive a portion of their business from the neurosurgery market. The current peer group is composed of eight small companies whose primary business is medical devices: Alphatec Holdings, Inc., Bovie Medical Corporation, Iridex, Orthovita, Inc., SenoRx, Inc., Stereotaxis, Inc., Thermage, Inc. and Vascular Solutions, Inc. The prior peer group was composed of four small companies whose primary business was ophthalmology: Escalon Medical Corporation, Inspire Pharmaceutical Inc., Iridex and STAAR Surgical Company. The graph assumes the value of an investment of $100 in the common stock of each group or entity at August 1, 2003 and that all dividends were reinvested.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Not applicable.

Item 6. Selected Consolidated Financial Data
The selected financial data set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The statements of income data for the years ended July 31, 2008, 2007 and 2006 and the balance sheet data as of July 31, 2008 and 2007 have been derived from audited consolidated financial statements of the Company included elsewhere in this report. The 2005 merger of Synergetics and Valley Forge was accounted for as a reverse merger, and as such, the Company is reporting the financial results of Synergetics as the accounting acquirer in the merger. The consolidated statements of income for the years ended July 31, 2005 and 2004 and the balance sheets data as of July 31, 2006, 2005 and 2004 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	For the Fiscal Years Ended July 31,
	2008	2007	2006		2005*		2004*
	(in thousands, except per share data)
Statements of Income Data:
Net Sales	$50,063	$45,945		$38,246		$21,792		$16,887
Cost of Sales	20,101	18,943		14,238		8,289		6,514
Gross profit	29,962	27,002		24,008		13,503		10,373
Operating Income	5,208	1,518		5,004		2,383		1,690
Net income	2,663	845		3,081		1,458		1,094
Earnings per common share — Basic	$0.11	$0.03	$	**0.15	$	**0.43	$	**0.32
Earnings per common share — Diluted	$0.11	$0.03	$	**0.15	$	**0.42	$	**0.32

*	This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.

**
The fiscal years 2006, 2005 and 2004 have not been adjusted to reflect the 4.59 shares received by the private company shareholders at the time of the reverse merger between Valley Forge and Synergetics forming Synergetics USA, Inc.

	As of Fiscal Years Ended July 31,
	2008	2007	2006	2005*	2004*
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents	$500	$167	$243	$1,817	$1,540
Current assets	24,549	24,010	21,594	12,757	9,563
Total assets	58,396	58,616	51,329	20,116	14,474
Current liabilities	11,865	13,657	8,996	3,969	2,862
Long-term liabilities	10,174	11,524	10,028	6,008	3,113
Retained earnings	11,991	9,328	8,483	5,402	3,944
Stockholders’ equity	36,357	33,435	32,305	10,139	8,499

*	This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.

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
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly referred to as MD&A, is intended to help the reader understand Synergetics USA, its operations and its business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes. This overview summarizes the MD&A, which includes the following sections:
•	Our Business — a general description of the key drivers that affect our business and the industries in which we operate.

•	Our Business Strategy — a description of the strategic initiatives on which we focus and the goals we seek to achieve.

•	Results of Operations — an analysis of the Company’s results of operations for the three years presented in our financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, currency exchange and an overview of our financial position.

•	Contractual Obligations — an analysis of contracts entered into in the normal course of business that will require future payments.

•
Use of Estimates and Critical Accounting Policies — a description of critical accounting policies including those that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Our Business
The Company is a leading medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical instruments and consumables of the highest quality in order to assist and enable microsurgeons around the world to provide a better quality of life for their patients. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, hand-held instruments and the microscopic delivery of laser energy, ultrasound, electrosurgery, illumination and irrigation, often delivered in multiple combinations. Enterprise wide information is included in Note 16 to the consolidated audited financial statements. During fiscal 2008, the Company decided to redirect the efforts formally placed on the ENT market back into neurosurgery.
New Product Sales
The Company’s business strategy has been, and is expected to continue to be, the development, manufacture and marketing of new technologies for micro-surgery applications including the ophthalmic and neurosurgical markets. New products, which management defines as products first available for sale within the prior 24-month period, accounted for approximately 17 percent of total sales for the Company for fiscal 2008, or approximately $8.6 million. For fiscal 2007, new products accounted for approximately 9 percent of total sales for the Company, or approximately $4.3 million. This continued growth was primarily in our capital equipment products both in the ophthalmic and neurosurgery markets. Synergetics’ past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by Synergetics. Since August 1, 2007, Synergetics has introduced 90 new items to the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.

Growth in Minimally Invasive Surgery Procedures
Minimally invasive surgery is surgery performed without making a major incision or opening. Minimally invasive surgery generally results in less patient trauma, decreased likelihood of complications related to the incision and a shorter recovery time. A growing number of surgical procedures are performed using minimally invasive techniques, creating a multi-billion dollar market for the specialized devices used in the procedures. Based on our micro-instrumentation capability, we believe we are ideally positioned to take advantage of this growing market. The Company has developed scissors having a single activating shaft as small as 30 gauge (0.012 inch, 0.3 millimeter in diameter). We also believe that we are the world leader in small-fiber illumination technology as our PhotonTM and PhotonTM II light sources can transmit more light through a fiber of 300 micron diameter or smaller than any other light source in the world. This product was developed for ophthalmology but has wide ranging minimally invasive surgical applications. The Company’s Malis® line of electrosurgical bipolar generators is the market share leader in neurosurgical generators worldwide. These generators produce a unique and patented waveform that has been developed and refined over many decades and has proven to cause less collateral tissue damage as compared to other competing generators. The Omni® power ultrasound system technology provides a new method for the minimally invasive removal of soft and fibrotic tissue, as well as bone removal. This technology is in its infancy, and we anticipate that, once fully developed, it will become a standard of care in multiple minimally invasive surgical applications. The Company has benefited from the overall growth in this market and expects to continue to benefit as it continues to introduce new and improved technologies targeting this market.
Demand Trends
Increased procedure volume, product mix improvements and price contributed to the majority of sales growth for the Company during the fiscal years ended July 31, 2008, 2007 and 2006. Ophthalmic and neurosurgical procedures volume on a global basis continues to rise at an estimated 5.0 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in procedures volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgery market.
Pricing Trends
Through its strategy of delivering new and higher quality technologies, the Company has generally been able to maintain the average selling prices for its products in the face of downward pressure in the healthcare industry. However, increased competition in the market for the AdvantageTM electrosurgical generator has negatively impacted the Company’s selling prices on these devices. Further economic conditions may be negatively impacting the Company’s selling prices for the Omni® ultrasonic aspirator.

Our Business Strategy
Our goal is to become a global leader through:
•	continuous improvement and development of our people,
•	continuous improvement and development of our manufacturing facilities,
•	continuous improvement of our systems; and
•	continuous improvement of our research and development initiatives.
During July 2008, the Company realigned its field sales operations. The realignment is designed to position the Company to attain increased revenues and market share. A comprehensive study of the Company’s sales and marketing structure was undertaken, and as a result, a new and improved sales training system is being developed, higher recruitment standards are being implemented, individual and corporate objectives were linked with changes to the compensation structures and a defined sales process has been initiated.
During August 2008, the Company has begun to introduce lean manufacturing philosophies into the production environment. These philosophies were applied to our largest volume disposable product family where we were able to cut manufacturing times in half and reduce scrap by one-third. We plan to continue to apply the lean philosophy to one value stream at a time according to the financial importance to the Company. We will also be applying this philosophy to other departments in our organization, including purchasing, accounting and administration. In addition, the Company’s most recent acquisition, Medimold, is producing components which were previously supplied by outside vendors. Over the next fiscal year, select high volume plastic components will be introduced to this lower cost process. Our annual savings from this process is now projected to be over $300,000.
During August 2008, the Company began to utilize MRP within its information system. The Company is beginning to utilize this capability to manage its inventory more efficiently and gain benefits from its master production plan. In addition, the Company is continuing to work on establishing a standard cost system during fiscal year 2009. These improvements to the information system will give the Company the tools to measure its manufacturing performance against standards, provide budgeting capabilities and build more effective monitoring controls over inventory.
In October 2008, the Company has completed a thorough review and prioritization of its research and development efforts. In addition, it has begun to develop a uniform policies and procedures manual for its research and development initiatives.

Results of Operations
Year Ended July 31, 2008 Compared to Year Ended July 31, 2007
Net Sales
The following table presents net sales by category (dollars in thousands):

	Year Ended July 31,		% Increase
	2008	2007	(Decrease)

Ophthalmic	$28,019	$24,522	14.3%
Neurosurgery	12,925	10,241	26.2%
OEM (Codman, Stryker and Iridex)	8,347	10,266	(18.7%)
Other	772	916	(15.7%)

Total	$50,063	$45,945	9.0%

Ophthalmic sales growth was led by growth in sales of the products in our core technology areas including increased sales of vitreoretinal instruments, laser probes and sales of new disposable packs. When comparing neurosurgery, net sales during the fiscal year ended 2008 were 26.2 percent greater than 2007 sales, primarily attributable to the sales of disposables related to electrosurgical generators and power ultrasonic aspirators. OEM sales were down 18.7 percent to $8.3 million for the fiscal year ended July 31, 2008 compared to $10.3 million for the prior year primarily due to the fact that OEM sales to Stryker declined by 33.9 percent to $2.0 million for the fiscal year ended July 31, 2008 compared to $3.0 million for the prior year due to Stryker’s model change completed during fiscal 2008 which resulted in lower sales. The Company expects that the VitraTM laser, the Malis® electrosurgical generator sales and the related disposables will continue to have a positive impact on net sales in fiscal 2009. Additionally, shipments of the SupraTM laser are expected to commence in the second quarter of fiscal 2009.
The following table presents domestic and international net sales (dollars in thousands):

	Year Ended July 31,
	2008	2007	% Increase
United States (including OEM sales)	$35,838	$35,214	0.2%
International (including Canada)	14,225	10,731	32.5%

Total	$50,063	$45,945	9.0%

U.S. sales were primarily flat with the sales of the Company’s core technology products offsetting weak OEM sales. International sales grew 32.5 percent in the Company’s core technology areas including sales of ophthalmic products in direct sales markets, the ultrasonic aspirator, electrosurgical generator and their related disposables. The Malis® AdvantageTM received the CE mark during the fourth quarter of our 2006 fiscal year thus allowing the Company to begin selling these medical devices internationally. During fiscal 2008, the Company continued adding distributors to its international neurosurgery sales force due to the addition of the Omni® and the Malis® AdvantageTM. As of July 31, 2008, the Company had 30 international distributors covering 40 countries.

Gross Profit
Gross profit as a percentage of net sales was 59.8 percent in fiscal 2008, compared to 58.8 percent in fiscal 2007. The increase in gross profit as a percentage of net sales in fiscal 2008 from fiscal 2007 was attributable primarily to an increase in sales of 9.0 percent compared to a cost of goods sold increase of 6.1 percent. Gross profit as a percentage of net sales from fiscal 2007 to fiscal 2008 increased one percentage point, primarily due to the change in mix toward higher disposable product sales and as a result of the cost savings initiatives implemented by the Company. Beginning in June of 2007, the Company implemented a program to aggressively pursue cost savings and has subsequently had a reduction in force, implemented an incentive-based buyer’s program for its purchasing department and gained additional control over its use of manufacturing supplies. The Company’s incentive-based buyer’s program is a bonus program for our purchasing employees, who are awarded a bonus based upon how much cost they can save from new or existing suppliers.
Operating Expenses
Research and development (“R&D”) costs as a percentage of net sales were 5.3 percent and 5.6 percent for the fiscal years ended July 31, 2008 and 2007, respectively. R&D costs remained relatively flat in 2008 compared to 2007. The Company’s product development pipeline included over 36 active, major projects in various stages of completion at July 31, 2008. The Company has strategically targeted R&D spending as a percentage of net sales to be consistent with what management believes to be an average range for the industry. The Company expects over the next few years to invest in R&D at a rate of approximately 4 percent to 6 percent of net sales.
Selling expenses, which consist of salaries, commissions and direct expenses, the largest component of SG&A, increased approximately $1.5 million to $12.6 million, or 25.2 percent of sales, for the fiscal year ended July 31, 2008, compared to $11.1 million, or 24.2 percent of net sales for the fiscal year ended July 31, 2007. This increase was primarily due to the increase in head count as the Company has continued to increase its territory coverage of the United States and expand its international sales force. Additionally, as OEM sales did not increase as quickly as core product sales increased, this led to a significant increase in commissionable sales on a percentage basis. Commissionable sales increased from 77.7 percent of sales during the fiscal year ended July 31, 2007 to 83.3 percent in the fiscal year ended July 31, 2008.
General and administrative expenses (“G&A”) decreased by $2.3 million during the fiscal year ended July 31, 2008 and as a percentage of net sales were 19.0 percent for the fiscal year ended July 31, 2008 as compared to 25.6 percent for the fiscal year ended July 31, 2007. The Company’s legal expenses decreased by $2.3 million during the fiscal year ended July 31, 2008 compared to the fiscal year ended July 31, 2007 as the cost associated primarily with the Iridex lawsuit and subsequent settlement are no longer a significant factor. The Company also experienced a decrease of approximately $261,000 in outside consulting costs on the Company’s Sarbanes-Oxley compliance efforts primarily due to the completion of documentation and testing of the former Valley Forge location in fiscal 2007 and the Company’s efforts to internalize a portion of the documentation procedures. As mentioned above, the Company has instituted a cost savings initiative in June of 2007, which also targets SG&A costs. The additional SG&A costs savings were offset by head count increases and the increase in amortization expense associated with the Iridex settlement.
Stock-based compensation cost is measured at the grant date, based on the fair value of the award calculated using the Black-Scholes option pricing model and is recognized over the directors’ and employees’ requisite service period. The Company will continue to grant options to its independent directors and officers but has begun to use restricted stock to provide incentive compensation for its non-officer employees. As of July 31, 2008, the future compensation cost expected to be recognized under SFAS 123(R) is approximately $40,000 in 2009 and $4,000 in 2010. However, the major portion of our compensation cost arises from our stock option grants to our directors, which is recognized pro-ratably over the year as the options vest.

Other Expense
Other expense for the 2008 fiscal year increased 17.6 percent to $1.1 million from $945,000 for the fiscal year ended July 31, 2007. The increase was due primarily to increased interest expense for the increased borrowings on the Company’s working capital line due to working capital needs during the year and the additional expense associated with the Iridex settlement as the fiscal year ended July 31, 2008 included the expense for the full twelve months and the fiscal year ended July 31, 2007 only included the expense for three months on the remaining $2.7 million obligation to Iridex.
Operating Income, Income Taxes and Net Income
Operating income for fiscal 2008 was $5.2 million, as compared to an operating income of $1.5 million in fiscal 2007. The increase in operating income was primarily the result of a one percentage point increase in gross profit margin on 9.0 percent more net sales, research and development expenses remaining relatively flat, a decrease of $2.3 million in G&A expenses primarily related to reductions in legal costs partially offset by an additional $1.5 million in selling costs.
For the fiscal year ended July 31, 2008, the Company recorded a $1,439,000 provision on a pre-tax income of $4.1 million or 35.1 percent effective tax rate. For the fiscal year ended July 31, 2007, the Company recorded an $189,000 provision on pre-tax income of $573,000 or 33.0 percent effective tax rate, excluding a $461,000 research and experimentation credit for the 2007 fiscal year. The Company’s effective tax rate increased for the fiscal year ended July 31, 2008 due to the substantial increase in pre-tax income, causing the relative portion of the provision that is made up by the research and experimentation credit and the manufacturing deduction to decrease.
Net income increased by $1.8 million to $2.7 million for the fiscal year ended July 31, 2008, from $845,000 for the same period in fiscal 2007. Basic and diluted earnings per share for the fiscal year ended July 31, 2008 increased to $0.11 from $0.03 for the fiscal year ended July 31, 2007. Basic weighted-average shares outstanding increased from 24,220,507 at July 31, 2007 to 24,321,713 at July 31, 2008.
Year Ended July 31, 2007 Compared to Year Ended July 31, 2006
Net Sales
The following table presents net sales by category (dollars in thousands):

	Year Ended July 31,		% Increase
	2007	2006*	(Decrease)
Ophthalmic	$24,522	$22,709	8.0%
Neurosurgery	10,241	6,745	51.8%
OEM (including Codman and Stryker)	10,266	8,005	28.2%
Other	916	787	16.4%

Total	$45,945	$38,246	20.1%

*	This tabular information includes the net sales of the reverse merger with Valley Forge Scientific Corp. from September 22, 2005 through July 31, 2006.

Ophthalmic sales growth was led by growth in sales of the products in Synergetics’ core technology areas including sales of the VitraTM laser. When comparing neurosurgery, net sales during the fiscal year ended 2007 were 51.8 percent greater than 2006 sales, primarily attributable to the sales in disposables related to power ultrasonic aspirators. OEM sales increased 28.2 percent primarily due to sales associated with the Stryker contract as well as Malis® cord tubing sets.
The following table presents domestic and international net sales (dollars in thousands):

	Year Ended July 31,
	2007	2006*	% Increase
United States (Including OEM sales)	$35,214	$30,090	17.0%
International (including Canada)	10,731	8,156	31.6%

Total	$45,945	$38,246	20.1%

*	This tabular information includes the net sales of the reverse merger with Valley Forge Scientific Corp. from September 22, 2005 through July 31, 2006.
United States and international sales growth was primarily attributable to the sales in core technology areas of illumination and power ultrasonic aspirators and related disposables. The Omni® power ultrasonic aspirator received the CE mark during the third quarter of fiscal year 2007 thus allowing the Company to begin selling these medical devices internationally. During fiscal 2007, the Company continued adding distributors to its international neurosurgery sales force due to the addition of the Omni® and the Malis® AdvantageTM. As of July 31, 2007, the Company had 30 international distributors covering 35 countries.
Gross Profit
Gross profit as a percentage of net sales was 58.8 percent in fiscal 2007, compared to 62.8 percent in fiscal 2006. The reduction in gross profit as a percentage of net sales from fiscal 2006 to fiscal 2007 was attributable primarily to cost of goods sold increasing at a rate of 33.0 percent compared to the increased sales rate of 20.1 percent. Gross profit as a percentage of net sales from fiscal 2006 to fiscal 2007 decreased more than four percentage points, primarily due to the change in mix toward higher neurosurgery and international sales, pricing pressure on both ophthalmic and neurosurgical capital equipment and additional costs experienced in manufacturing some of the Company’s new and yet to be introduced products and product redesigns.
Operating Expenses
R&D costs as a percentage of net sales were 5.6 percent and 4.3 percent for the fiscal years ended July 31, 2007 and 2006, respectively. R&D costs increased to $2.6 million in 2007 from $1.7 million in 2006, reflecting not only an increase in spending on active projects focused on areas of strategic significance such as the PhotonTM II, the Omni® ultrasonic aspirator and the Malis® AdvantageTM electrosurgical generator, as well as increased spending on new product development. The Company’s product development pipeline included over 14 active, major projects in various stages of completion at July 31, 2007.
Selling expenses increased by approximately $2.1 million to $11.1 million, or 24.2 percent of net sales, for the fiscal year ended July 31, 2007, compared to $9.0 million, or 23.5 percent for the fiscal year ended July 31, 2006. The increase in selling expenses as a percentage of net sales was primarily due to an increase in sales headcount by 18.9 percent in fiscal 2007 and due to our investment in our non-U.S. ophthalmic direct distribution in fiscal 2007 of approximately $624,000.

G&A expenses increased by $3.4 million during the fiscal year ended July 31, 2007 and as a percentage of net sales were 25.6 percent for the fiscal year ended July 31, 2007 as compared to 21.8 percent for the fiscal year ended July 31, 2006. The Company’s legal expenses increased by $1.3 million, as the costs associated with the Iridex lawsuit and subsequent settlement were significant during the 2007 fiscal year. In addition to the internal costs associated with the Company’s Sarbanes-Oxley compliance efforts, the Company also experienced an increase of approximately $427,000 primarily due to the documentation and testing of the former Valley Forge location and the Company’s continued efforts to strengthen its internal control environment. Amortization expense increased $196,000 primarily associated with the intangible assets acquired in the settlement with Iridex.
Other Expense
Other expense for the 2007 fiscal year increased 87.8 percent to $945,000 from $503,000 for the fiscal year ended July 31, 2006. The increase was due primarily to increased interest expense for the increased borrowings on the Company’s working capital line due to the payment of $2.5 million to Iridex during the third quarter of fiscal 2007 and an additional $83,000 in interest on the remaining $3.2 million obligation to Iridex.
Operating Income, Income Taxes and Net Income
Operating income for fiscal 2007 was $1.5 million, as compared to an operating income of $5.0 million in fiscal 2006. The decrease in operating income was primarily the result of a four percentage point decrease in gross profit margin on 20.1 percent more net sales, an increase of $929,000 in R&D costs and an increase of $5.5 million in SG&A expenses primarily related to an additional $1.7 million in selling costs, $1.3 million in legal costs and $427,000 in Sarbanes-Oxley consulting and auditing costs.
The Company recorded a $272,000 credit provision on a pre-tax income of $573,000 in fiscal 2007. The Company’s effective tax rate, excluding a $461,000 research and experimentation credit for fiscal 2007 and 2006 was 33.0 percent in fiscal 2007 as compared to 31.5 percent for the fiscal year ended July 31, 2006. The increase in the effective tax rate for the fiscal year ended July 31, 2007 was due primarily to the permanent differences between book and taxable income becoming a larger percentage of our taxable income as our pre-tax income fell this year. The Company recorded a $461,000 research and experimentation credit during the 2007 fiscal year, which included a $205,000 credit for the current fiscal year ended July 31, 2007 and the remaining was due to the re-enactment of the research and experimentation credit during the 2007 fiscal year as it had expired as of July 31, 2006.
Net income decreased to $845,000 for the fiscal year ended July 31, 2007 from $3.1 million, for the same 2006 period. The decrease in net income was primarily the result of a four percentage point decrease in gross profit margin on a 33.0 percent increase in cost of goods sold, offset by a 20.1 percent increase in sales, an increase of $929,000 in R&D costs and an increase of $5.5 million in SG&A expenses primarily related to an additional $1.7 million in selling costs, $1.3 million in legal costs and $427,000 in Sarbanes-Oxley consulting and auditing costs. Basic and diluted earnings per share for the fiscal year ended July 31, 2007 decreased to $0.03 as compared to $0.15, respectively, for the fiscal year ended July 31, 2006. In addition, had the 15,960,648 shares issued in the merger of Synergetics and Valley Forge been outstanding for all of fiscal 2006, basic and diluted earnings per share would have decreased by $0.02. Therefore, basic weighted average shares outstanding increased from 20,657,256 to 24,220,507.

Liquidity and Capital Resources
The Company had $500,000 in cash and cash equivalents and total interest-bearing debt of $13.3 million as of July 31, 2008.
Working capital, including the management of inventory and accounts receivable, is a management focus. At July 31, 2008, the Company had an average of 54 days of sales outstanding (“DSO”) for the three month period ending July 31, 2008 (annualized) in accounts receivable. The Company utilized the three month period to calculate DSO, as it included the current growth in sales. The DSO at July 31, 2008 was favorable to July 31, 2007 by 3 days and favorable to July 31, 2006 by 4 days.
At July 31, 2008, the Company had 218 days of inventory on hand for the three month period ending July 31, 2008 (annualized). The Company utilized the three month period to calculate inventory on hand, as it included the current growth in cost of goods sold. The inventory on hand was favorable to July 31, 2007 by 15 days and favorable by 45 days to July 31, 2006. Although management believes that meeting customer expectations regarding delivery times is important to its overall growth strategy, inventory reduction continues to be a focus of the Company and its newly installed MRP system will aid in meeting that goal during fiscal 2009.
Cash flows provided by operating activities were $5.8 million for the year ended July 31, 2008, compared to cash flows provided by operating activities of approximately $936,000 for the comparable fiscal 2007 period. The increase of $4.8 million was attributable to net increases applicable to net income, depreciation and amortization, net receivables, income tax receivables, inventories, and income taxes payable and other positive cash flow changes that accumulate to $5.5 million. Such increases were somewhat offset by deferred income taxes, prepaid expenses, accounts payable and other negative cash flow changes that accumulate to approximately $700,000.
Cash flows used in investing activities was $1.2 million for the year ended July 31, 2008, compared to cash used in investing activities of $3.3 million for the comparable fiscal 2007 period. During the year ended July 31, 2008, cash additions to property and equipment were $1.0 million, compared to $421,000 for fiscal 2007. Increases in cash additions in fiscal 2008 to property and equipment were primarily to support the purchase of machinery and equipment for the newly leased R&D space adjacent to our current facility in O’Fallon, Missouri. Acquisitions of patents and other intangibles were approximately $200,000 during the fiscal year end July 31, 2008, compared to approximately $2.8 million during the fiscal year end July 31, 2007, as the Company acquired intangible assets through the Iridex settlement agreement for $2.5 million.
Cash flows used in financing activities were $4.2 million for the year ended July 31, 2008, compared to cash provided by financing activities of $2.3 million for the year ended July 31, 2007. The decrease of $6.5 million was attributable primarily to the change in excess of outstanding checks over the bank balance of $825,000, the decrease in net borrowing on the lines-of-credit of $4.8 million, and principal payments of long-term and acquisition of trademark debt of $745,000 and other of $111,000. The Company paid down its lines-of-credit substantially during fiscal 2008 as compared to fiscal 2007. In fiscal 2008 and 2007, the proceeds of the lines-of-credit were used to pay Iridex $800,000 and $2.5 million on April 15, 2008 and April 16, 2007, respectively, as the parties had reached a settlement of the lawsuit.

The Company had the following committed financing arrangements as of July 31, 2008:
Revolving Credit Facility: On March 10, 2008, the Company amended this credit facility with an effective date of January 31, 2008 to allow borrowings of up to $9.5 million with interest at an interest rate of the bank’s prime lending rate or LIBOR plus 2.25 percent and adjusting each quarter based upon our leverage ratio. Currently, interest under the facility is charged at prime less 0.75 percent. The unused portion of the facility is charged at a rate of 0.20 percent. Borrowings under this facility at July 31, 2008 were $3.3 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires December 1, 2008. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2008, the leverage ratio was 2.05 times and the minimum fixed charge coverage ratio was 2.50 times. Current collateral availability under the line was approximately $6.2 million. The facility restricts the payment of dividends if following the distribution the fixed charge coverage ratio would fall below the required minimum.
Non-U.S. Receivables Revolving Credit Facility: On March 10, 2008, the Company amended this credit facility with an effective date of January 31, 2008 to allow borrowings of up to $1.5 million. Currently, interest under the facility is charged at the bank’s prime lending rate. The unused portion of the facility is not charged a fee. There were no borrowings under this facility at July 31, 2008. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. On June 5, 2008, the credit facility was amended to increase the facility up to $2.5 million and the maturity date was extended until June 4, 2009 and has no financial covenants. Current collateral availability under the line was approximately $1.8 million.
Equipment Line of Credit: On July 22, 2008, the Company amended this line of credit. The amendment consolidated all previous outstanding balances into a term note in the amount of $1,477,000 with monthly payments of approximately $41,000 and extended the equipment line of credit. The new consolidated note has a maturity date of July 22, 2011. Under this amended credit facility, the Company may borrow up to $1.0 million, with interest at the bank’s prime lending rate. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of July 31, 2008. The equipment line of credit has a maturity date of July 22, 2009.
Management believes that cash flows from operations, together with available borrowings under its new credit facilities, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months.
Contractual Obligations
The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following illustrates the Company’s contractual obligations as of July 31, 2008:

		Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Revolving Line of Credit (1)	$3,328,000	$3,328,000	$—	$—	$—
Non-U.S. Receivables Line (2)	—	—	—	—	—
2008 Equipment Line (3)	1,602,000	556,000	1,046,000	—	—
Revenue Bonds Payable (4)	4,269,000	429,000	666,000	527,000	2,647,000
Malis® Tradename Note Payable (5)	2,239,000	640,000	1,599,000	—	—
Settlement Obligation (6)	3,200,000	800,000	2,400,000	—	—
Operating Leases (7)	867,000	346,000	423,000	98,000	—

Total Contractual Obligations	$15,505,000	$6,099,000	$6,134,000	$625,000	$2,647,000

(1)
Amount represents the expected cash payment of the outstanding borrowings of $3.3 million on our $9.5 million revolving credit facility, including interest at prime less 0.75 percent through the expiration of the revolving credit facility on December 1, 2008.

(2)
Amount represents the expected cash payment of the outstanding borrowings of $0.00 on our $2.5 million non-U.S. receivables line through the expiration of the revolving credit facility on June 4, 2009.

(3)	Amount represents the cash payment for our equipment term loan entered into in July 2008, including interest at prime lending rate.

(4)	Amount represents the expected cash payments for our revenue bonds payable, including interest at the established fixed rates through September 1, 2009 and December 1, 2011.

(5)	Amount represents the expected cash payment on the note payable to the estate of the late Dr. Leonard I. Malis. The note includes interest at an imputed rate of 6.0 percent.

(6)	Amount represents the expected cash payment on the settlement obligation to Iridex. The note includes interest at an imputed rate of 8.0 percent.

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
Principles of consolidation
The consolidated financial statements include the accounts of Synergetics USA and its wholly-owned subsidiaries, Synergetics, Synergetics IP, Inc., Synergetics Development Company, LLC and Synergetics Delaware, Inc. All significant intercompany accounts have been eliminated.
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
The terms and conditions of sales to both our domestic and international distributors do not differ materially from the terms and conditions of sales to our domestic and international end-user customers.
Service revenue substantially relates to repairs of products and is recognized when the service has been completed. Revenue from licenses, extended warranty contracts and royalty fees is recorded when earned.

Inventories
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, with cost being determined using the first-in, first-out (“FIFO”) method, or market. The Company’s inventory is very dynamic and new products are added frequently. Thus, the Company reviews the valuation of its inventory on a quarterly basis and determines if a valuation allowance is necessary for items that have not had their values updated recently. In addition, the Company evaluates inventories for excess quantities and identified obsolescence quarterly. The Company’s evaluation includes an analysis of historical sales levels by product and projections of future demand, as well as estimates of quantities required to support warranty and other repairs. To the extent that it determines there are some excess quantities based on its projected levels of sales and other requirements, or obsolete material in inventory, it records valuation reserves against all or a portion of the value of the related parts or products. If future cost valuations, future demand or market conditions are different from the Company’s projections, a change in recorded inventory valuation reserves may be required and would be reflected in cost of sales in the period the revision is made.
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
Allowance for Doubtful Accounts
The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, the Company records an allowance against amounts due to reduce the net recognized receivable to the amount that management reasonably expects to collect. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, historical experience and credit insurance. If the financial condition of customers or the length of time that receivables are past due were to change, the Company may change the recorded amount of allowances for doubtful accounts in the future.
Patents and Research and Development
Incremental legal and other costs to obtain patents are capitalized to a patent asset. Salaries, benefits and other direct costs of product development are expensed as operating expenses in research and development costs. Patents are amortized to operations under the straight-line method over the remaining statutory life of the patent.
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
Intangible assets, consisting of patents, licensing agreements and proprietary know-how are amortized to operations under the straight-line method over their estimated useful lives or statutory lives whichever is shorter. These periods range from two to seventeen years. The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark. The Company intends to use the trademark indefinitely, and therefore, its useful life is not limited to any specific product. The trademark constitutes an indefinite-lived intangible that will be used in perpetuity.

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
Stock-Based Compensation
As of August 1, 2005, SFAS 123(R) became effective for the Company. The Company had previously followed APB No. 25 and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. Of the inputs into the Black-Scholes option pricing model, the one that can impact the value of the options the most is the volatility factor. The Company has utilized a volatility factor of 69.2 percent in this calculation. In addition, the Company utilized an expected average risk-free interest rate of 3.5 percent, an expected average life of 5 years and no expected dividends. The Company has elected to use the modified prospective transition method. Under the modified prospective transition method, an entity uses the fair value based accounting method for all employee awards granted, modified or settled after the effective date. As of the effective date, compensation costs related to the nonvested portion of awards outstanding as of that date are based on the grant date fair value of those awards as calculated under the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”; that is, an entity would not remeasure the grant date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R).
Recent Accounting Pronouncements
Information about recent accounting pronouncements is included in Note 19 to the consolidated audited financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
The Company has two revolving credit facilities and an equipment line of credit facility in place. One revolving credit facility had an outstanding balance of $3.3 million at July 31, 2008 bearing interest at the prime rate less 0.75 percent. The other revolving credit facility had no outstanding balance at July 31, 2008. Balances on this credit facility bear interest at the bank’s prime lending rate. The equipment line of credit facility had no outstanding balance at July 31, 2008, bearing interest at an effective interest rate at the prime rate. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $66,000. The Company does not perform any interest rate hedging activities related to these three facilities.

Additionally, the Company has exposure to non-U.S. currency fluctuations through export sales to international accounts. As only approximately 5.0 percent of our sales revenue is denominated in non-U.S. currencies, we estimate that a change in the relative strength of the dollar to non-U.S. currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to non-U.S. currency.
Item 8. Financial Statements and Supplementary Data
Financial statements and financial statement schedules specified by this Item, together with the report thereon by UHY LLP, are filed pursuant to Item 15 of this annual report on Form 10-K.
Information on quarterly results of operations is set forth in Note 18 “Quarterly Financial Data (Unaudited)” to our consolidated audited financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures — Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2008. Based on such review and evaluation, our principal executive officer and chief financial officer have concluded that, as of July 31, 2008, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on our evaluation we have concluded our internal control over financial reporting was effective as of July 31, 2008.

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference. The following sections of such proxy materials are herein incorporated by reference: “Election of Directors,” information regarding the identification and description of the Audit Committee of the Company and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The Board of Directors has determined that Ms. Juanita Hinshaw, one of the Company’s independent directors, qualifies as the Audit Committee financial expert because she has served in an oversight role in finance and accounting.
The Company has established a Code of Business Conduct and Ethics, which is applicable to all of its employees, officers and directors. The Code is available on the Company’s website at www.synergeticsusa.com and also is available to stockholders in print upon request. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding the amendment to, or a waiver from, a provision of this policy that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its website.
During the fourth quarter of fiscal 2008, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.
Item 11. Executive Compensation
Information required pursuant to this Item 11 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the sections “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required pursuant to this Item 12 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Principal Stockholders” and is incorporated herein by reference.
EXISTING EQUITY COMPENSATION PLAN INFORMATION
The table below shows information with respect to all of our equity compensation plans as of July 31, 2008.

Number of Securities
Available
for Future Issuance
	Number of Securities		Under Equity
	to be	Weighted Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity Compensation Plans Approved By Security Holders	436,735	$2.23	1,072,480
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	436,735	$2.23	1,072,480
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required pursuant to this Item 13 concerning certain relationships and related transactions, as applicable, will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Certain Relationships and Related Transactions.” Information required pursuant to this Item 13 concerning director independence will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required pursuant to this Item 14 concerning our principal accountant fees and services will be included in our definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Proposal 2 — Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report.
1.	Financial Statements

The consolidated financial statements and supplemental schedule of Synergetics USA, Inc. and Subsidiaries, together with the reports thereon of registered public accounting firms, are included following Item 15 of this annual report on Form 10-K. See Index to Financial Statements and Financial Statement Schedules on page F-1, herein.

2.	Financial Statement Schedules

Schedule II — Valuation Allowances and Qualifying Accounts is included in Note 20 to the consolidated financial statements, which are included following Item 15 of this annual report on Form 10-K. See Index to Financial Statements and Financial Statement Schedules on page F-1, herein.

3.	Exhibits

The exhibits required to be filed as part of this annual report on Form 10-K are listed in the attached Index to Exhibits.
(b)	The exhibits filed with this annual report on Form 10-K are listed in the attached Index to Exhibits.
(c)	None.

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Synergetics USA, Inc.
We have audited the accompanying consolidated balance sheets of Synergetics USA, Inc. and Subsidiaries as of July 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2008. Synergetics USA, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergetics USA, Inc. and Subsidiaries as of July 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synergetics USA, Inc.’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 14, 2008 expressed an unqualified opinion.
/s/ UHY LLP
St. Louis, Missouri
October 14, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Synergetics USA, Inc.
We have audited Synergetics USA, Inc.’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synergetics USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Synergetics USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity, and cash flows of Synergetics USA, Inc. and Subsidiaries, and our report dated October 14, 2008, expressed an unqualified opinion.
/s/ UHY LLP
St. Louis, Missouri
October 14, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Synergetics USA, Inc.
O’Fallon, Missouri
We have audited the consolidated statements of income, stockholders’ equity and cash flows of Synergetics USA, Inc. and Subsidiaries for the year ended July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Synergetics USA, Inc. and Subsidiaries for the year ended July 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
St. Louis, Missouri
October 16, 2006

Synergetics USA, Inc. and Subsidiaries
Consolidated Balance Sheets
July 31, 2008 and 2007
(Dollars in thousands, except share and per share data)

	2008	2007
Assets
Current Assets
Cash and cash equivalents	$500	$167
Accounts receivable, net of allowance for doubtful accounts 2008, $250; 2007, $227	8,593	8,264
Income taxes receivable	—	473
Inventories	14,568	14,247
Prepaid expenses	361	343
Deferred income taxes	527	516

Total current assets	24,549	24,010
Property and equipment, net	8,159	8,192
Intangible and other assets
Goodwill	10,690	10,660
Other intangible assets, net	13,946	14,782
Deferred expenses	6	55
Patents, net	991	871
Cash value of life insurance	55	46

Total assets	$58,396	$58,616

Liabilities and Stockholders’ Equity
Current Liabilities
Excess of outstanding checks over bank balance	$—	$531
Lines-of-credit	3,287	5,715
Current maturities of long-term debt	1,823	2,161
Current maturities of revenue bonds payable	249	249
Accounts payable	2,776	2,262
Accrued expenses	2,659	2,739
Income taxes payable	1,071	—

Total current liabilities	11,865	13,657

Long-Term Liabilities
Long-term debt, less current maturities	4,309	5,014
Revenue bonds payable, less current maturities	3,642	3,891
Deferred income taxes	2,223	2,619

Total long-term liabilities	10,174	11,524

Total liabilities	22,039	25,181

Commitments and contingencies (Notes 10 and 17)
Stockholders’ Equity
Common stock at July 31, 2008 and July 31, 2007, $0.001 par value, 50,000,000 shares authorized; 24,354,295 and 24,265,500 shares issued and outstanding, respectively	24	24
Additional paid-in capital	24,342	24,083
Retained earnings	11,991	9,328

Total stockholders’ equity	36,357	33,435

Total liabilities and stockholders’ equity	$58,396	$58,616

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended July 31, 2008, 2007 and 2006
(Dollars in thousands, except share and per share data)

	2008	2007	2006
Net sales	$50,063	$45,945	$38,246
Cost of sales	20,101	18,943	14,238

Gross profit	29,962	27,002	24,008

Operating expenses
Research and development	2,654	2,584	1,655
Selling	12,601	11,124	9,002
General and administrative	9,499	11,776	8,347

	24,754	25,484	19,004

Operating income	5,208	1,518	5,004

Other income (expense)
Investment income	6	1	19
Interest expense	(1,129)	(974)	(575)
Miscellaneous	17	28	53

	(1,106)	(945)	(503)

Income before provision for income taxes	4,102	573	4,501
Provision for income taxes	1,439	189	1,420
Provision for re-enactment of the research and experimentation credit	—	(461)	—

	1,439	(272)	1,420

Net income	$2,663	$845	$3,081

Earnings per share:
Basic	$0.11	$0.03	$0.15

Diluted	$0.11	$0.03	$0.15

Basic weighted average common shares outstanding	24,321,713	24,220,507	20,657,256

Diluted weighted average common shares outstanding	24,474,840	24,404,653	20,821,394

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended July 31, 2008, 2007 and 2006
(Dollars in thousands, except share data)

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, July 31, 2005	$59	$4,986	$5,402	$(308)	$10,139
Elimination of treasury shares	—	(308)	—	308	—
Establish par value of $0.001 on outstanding shares	(35)	35	—	—	—
Establish fair value of Valley Forge common stock on date of merger	—	17,987	—	—	17,987
Restricted stock grants	—	15	—	—	15
Stock-based compensation	—	442	—	—	442
Tax benefit associated with stock option exercises	—	223	—	—	223
Proceeds from stock option exercises	—	418	—	—	418
Net income	—	—	3,081	—	3,081

Balance, July 31, 2006	24	23,798	8,483	—	32,305
Restricted stock grants	—	89	—	—	89
Stock-based compensation	—	146	—	—	146
Proceeds from stock option exercises	—	37	—	—	37
Tax benefit associated with stock option exercises	—	13	—	—	13
Net income	—	—	845	—	845

Balance, July 31, 2007	24	24,083	9,328	—	33,435
Restricted stock grants	—	125	—	—	122
Stock-based compensation	—	99	—	—	102
Proceeds from stock option exercises	—	30	—	—	30
Tax benefit associated with stock option exercises	—	5	—	—	5
Net income	—	—	2,663	—	2,663

Balance, July 31, 2008	$24	$24,342	$11,991	$—	$36,357

See Notes to Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended July 31, 2008, 2007 and 2006
(Dollars in thousands, except share data)

	2008	2007	2006
Cash Flows from Operating Activities
Net income	$2,663	$845	$3,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	1,013	887	738
Amortization	977	747	436
Provision for doubtful accounts receivable	23	49	28
Stock-based compensation	224	235	457
Deferred income taxes	(407)	(264)	(315)
Loss on sale of equipment	5	—	(2)
Change in assets and liabilities, net of mergers and acquisitions (Note 2):
(Increase) decrease in:
Sales (purchases) of trading securities	—	50	(21)
Accounts receivables	(352)	(1,506)	(2,788)
Income taxes receivable	473	(213)	(118)
Inventories	(318)	(1,004)	(5,129)
Prepaid expenses	(31)	79	(144)
(Decrease) increase in:
Accounts payable	474	849	6
Accrued expenses	(80)	(55)	1,414
Deferred expenses	—	(16)	(92)
Income taxes payable	1,071	253	(258)

Net cash provided by (used in) operating activities	5,735	936	(2,707)

Cash Flows from investing activities
Acquisition of a business	(40)	—	—
Net decrease in notes receivable, officer-stockholder	—	20	13
Increase in deferred expense	—	(105)	—
Proceeds on the sale of equipment	19	—	—
Purchase of property and equipment	(957)	(421)	(3,038)
Acquisition of patents and other intangibles	(199)	(2,771)	(265)
Cash paid for reverse merger costs	—	—	(503)
Cash acquired through reverse merger	—	—	2,024
Increase in cash value of life insurance	(9)	(14)	(3)

Net cash used in investing activities	(1,186)	(3,291)	(1,772)

Cash Flows from financing activities
Excess of outstanding checks over bank balance	(531)	294	237
Net borrowings (repayments) on lines-of-credit	(2,428)	2,385	2,506
Principal payments on revenue bonds payable	(249)	(249)	(249)
Proceeds from long-term debt	823	919	1,427
Principal payments on long-term debt	(1,366)	(649)	(1,161)
Tax benefit associated with the exercise of non-qualified stock options	5	13	223
Payment on debt incurred for acquisition of trademark	(500)	(471)	(496)
Proceeds from the issuance of common stock	30	37	418

Net cash (used in) provided by financing activities	(4,216)	2,279	2,905

Net (decrease) increase in cash and cash equivalents	333	(76)	(1,574)
Cash and cash equivalents
Beginning	167	243	1,817

Ending	$500	$167	$243

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest (Capitalized as a part of property 2008, None; 2007, None; 2006, $28)	$1,145	$913	$588
Income taxes paid (refunded)	299	(74)	1,881
Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer from deferred expenses to property, plant and equipment	161	—	—
Licensed intangible assets financed by settlement obligations	—	3,194	—
Transfer from prepaid expenses to patents	13	—	—
Amount owed on acquisition of a business	40	—	—
See Notes to Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies
Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, in connection with the merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a leading medical device company focused on progressing surgical technology available to microsurgeons and their patients by seeking to improve surgical patient outcomes through the delivery of product innovations related to improvements in quality, delivery and cost of medical care. The Company focuses on the ophthalmology and neurosurgery markets. The distribution channels include a combination of direct and independent sales organizations, and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri and Philadelphia, Pennsylvania.
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
Principles of consolidation: The consolidated financial statements included the accounts of Synergetics USA and its wholly-owned subsidiaries: Synergetics, Synergetics IP, Inc., Synergetics Development Company, LLC and Synergetics Delaware, Inc. All significant intercompany accounts and transactions have been eliminated.
Cash and cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.
Accounts receivable: During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers. Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Collateral is not generally required on the Company’s accounts receivable. The majority of the Company’s non-U.S. accounts receivable is covered by credit insurance. Accounts receivable are generally considered past due based upon their specific terms. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, current economic conditions, and credit insurance. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company generally does not charge interest on past-due amounts in accounts receivable.
Concentration of credit risk: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.
Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities: In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 was effective for periods beginning after December 15, 2006. The Company currently presents these taxes on a net basis and has elected not to change its presentation method.

Inventories: Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. The Company reviews the valuation of its inventories on a quarterly basis and determines if a valuation allowance is necessary for items that have not had their values updated recently. In addition, the Company evaluates inventories for excess quantities and identified obsolescence quarterly.
Property and equipment: Property and equipment are depreciated using the straight-line method over their estimated useful lives as follows:

Useful lives
Building and improvements	7-39
Machinery and equipment	5-7
Furniture and fixtures	5-7
Software	3-5
Goodwill and other intangibles: Absent any impairment indicators, goodwill is tested for impairment on an annual basis. The Company performed its goodwill impairment tests during the fourth fiscal quarter. Other intangible assets, consisting of licensing agreements and proprietary know-how are amortized to operations under the straight-line method over their estimated useful lives or statutory lives whichever is shorter. These periods range from two to seventeen years. The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark. The Company intends to use the trademark indefinitely, and therefore, its useful life is not limited to any specific product. The trademark constitutes an indefinite-lived intangible that will be used in perpetuity. Proprietary know-how consists of the patented technology which is included in one of the Company’s core products, bipolar electrosurgical generators. As a proprietary technology is a distinguishing feature of the Company’s products, it represents a valuable intangible asset.
Patents: Incremental legal and other costs to obtain the patent are capitalized to a patent asset. Salaries, benefits and other direct costs of product development are expensed as operating expenses in research and development costs. Patents are amortized to operations under the straight-line method over the remaining statutory life of the patent. Total amortization for the years ended July 31, 2008, 2007 and 2006 was $977,000, $747,000 and $436,000, respectively.
Accounting for settlement agreement: During the third quarter of fiscal 2007, the Company entered into a settlement agreement with Iridex Corporation where the parties agreed to a cross-licensing agreement in exchange for the dismissal of all pending lawsuits between the parties. The present value of the settlement payments was valued utilizing an incremental borrowing rate of 8.0 percent. The fair value of the assets acquired in the cross-licensing agreement was valued pursuant to Statement of Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The fair value of the two intangible assets acquired was measured based upon the future royalty stream that would have been due to Iridex to utilize two of its patents. This fair value was then limited to the net present value of the payment stream due to Iridex discounted at 8.0 percent. The intangible assets’ value are then amortized to income over the remaining life of the patents. The Company then reviewed the other elements of the settlement agreement and did not assign any value to the dismissal of the pending litigation, the assignment of the directional laser probe patent to Iridex or the Supply Agreement as it did not believe there was any value to these elements. The Company paid $800,000 on April 15, 2008 and $2.5 million to Iridex on April 16, 2007. The remaining net present value of the obligation is reflected on the Company’s balance sheet as long-term debt and current maturities of long-term debt.

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
Product warranty: The Company provides a warranty against manufacturing and workmanship defects. Under the Company’s general terms and conditions of sale, liability during the warranty period (typically three years) is limited to repair or replacement of the defective item. The Company’s warranty cost is not material.
Deferred income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
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
The Company’s policy is to recognize interest and penalties through income tax expense. As of July 31, 2008, the 2005 — 2007 tax years remain subject to examination by major tax jurisdictions. There are no federal, state or non-U.S. income tax audits in process as of July 31, 2008.
Fair value of financial instruments: SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as a financial instrument. As of July 31, 2008 and 2007, the carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amount of notes and revenue bonds payable and long-term debt is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities.
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

The terms and conditions of sales to both our domestic and international distributors do not differ materially from the terms and conditions of sales to our domestic and international end-user customers.
Service revenue substantially relates to repairs of products and is recognized when the service has been completed. Revenue from licenses, extended warranty contracts and royalty fees is recorded when earned.
Advertising: The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $142,400, $127,500 and $144,600 for the years ended July 31, 2008, 2007 and 2006, respectively.
Royalties: The Company pays royalties to doctors and medical institutions for providing assistance in the design of various instruments and components. Royalties are paid quarterly based on the sales of the instrument or components. Royalty expense was approximately $971,600, $772,600 and $546,800 for the years ended July 31, 2008, 2007 and 2006, respectively.
Stock compensation: The Company has a stock plan for employees and consultants allowing for incentive and non-qualified stock options, restricted stock and stock awards which have been granted to certain employees and certain consultants of the Company. In addition, the Company has a stock option plan for non-employee directors allowing for non-qualified stock options. Options under this plan have been granted to all non-employee directors. As of August 1, 2005, Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), became effective for the Company. The Company had previously followed Accounting Principles Board Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation” (“APB No. 25”), and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. The Company has elected to use the modified prospective transition method. Under the modified prospective transition method, an entity uses the fair value based accounting method for all director and employee awards granted, modified or settled after the effective date and, therefore, have not restated financial results from prior periods. As of the effective date, compensation costs related to the nonvested portion of awards outstanding as of that date are based on the grant-date fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). Compensation expense is recognized in net earnings for restricted stock awards.

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

	Year Ended
	2008	2007	2006
Numerator:
Net income	$2,663	$845	$3,081
Denominator:
Weighted average common shares and denominator for basic calculation	24,321,713	24,220,507	20,657,256
Stock options and restricted stock	153,127	184,146	164,138
Denominator for diluted calculation	24,474,840	24,404,653	20,821,394
Net income per share — basic	$0.11	$0.03	$0.15
Net income per share — diluted	$0.11	$0.03	$0.15
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
Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. Net income was not affected.
Note 2. Mergers and Acquisitions
Valley Forge Scientific Corporation
On September 21, 2005, Synergetics Acquisition Corporation, a wholly-owned subsidiary of Valley Forge, merged with and into Synergetics and Synergetics thereby became a wholly-owned subsidiary of Valley Forge. Pursuant to the terms of the merger agreement, stockholders of Synergetics common stock received in the aggregate 15,960,648 shares of Valley Forge common stock, or 4.59 Valley Forge shares for each share of Synergetics resulting in Synergetics’ former private stockholders owning approximately 66 percent of Valley Forge’s outstanding common stock upon completion of the reverse merger. In addition, all options under the Valley Forge stock option plans vested upon change of control and accordingly were included in the purchase price utilizing the Black-Scholes valuation methodology at $815,000. The primary reason for the acquisition was to expand the Company’s neurosurgical product offerings to include the bipolar electrosurgical generator.
The unaudited pro forma results, assuming the reverse merger with Valley Forge had occurred at the beginning of the fiscal period presented below, would have yielded the following results (dollars in thousands, except per share amounts):

Twelve Months
Ended
July 31,
2006
Net sales	$39,118
Net income	2,941
Basic earnings per share	0.13
Diluted earnings per share	0.13
These pro forma results include adjustments to give effect to interest expense of the trademark-related debt and other purchase price adjustments. The pro forma results are not necessarily indicative of the operating results that would have occurred had the reverse merger been consummated as of the beginning of each fiscal period, nor are they necessarily indicative of future operating results.

Medimold, Inc.
In June 2008, the Company purchased the assets of Medimold, Inc., a Missouri based operation specializing in plastic injection molding for $40,000 in cash and $40,000 in deferred cash consideration. Medimold, Inc. designs, engineers, and manufactures quality specialized medical tools and devices through their plastic injection molding technology. The Company is incorporating the technology into their operations by moving currently machined parts to the Medimold platform. The acquisition is also expected to enhance component quality, expand the Company’s manufacturing capacity, and provide greater component inventory control. The purchase price was allocated based upon the fair value of the assets acquired, with the excess of such purchase price over the fair value of the acquired assets being allocated to Goodwill.
Note 3. Distribution Agreements
The Company sells a portion of its electrosurgical generators to a U.S. based national and international distributor as described below:
Codman and Shurtleff, Inc. (“Codman”)
In the neurosurgery market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 25 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson and formerly Valley Forge’s largest customer. On October 15, 2004, Valley Forge executed an agreement with Codman for the period October 1, 2004 through December 31, 2005. The agreement provided for exclusive worldwide distribution rights of Valley Forge’s existing neurosurgery products in the fields of neurocranial and neurospinal surgery until March 31, 2005, and non-exclusive rights in these fields from April 1, 2005, through December 31, 2005. On May 6, 2005, in accordance with the terms of the agreement, Valley Forge notified Codman that, effective July 15, 2005, Codman would be the non-exclusive worldwide distributor of its existing products in the fields of neurocranial and neurospinal surgery until December 31, 2005. On January 9, 2006, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories. In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.
Net sales to Codman amounted to approximately $6,041,000 and $7,227,000 for fiscal years 2008 and 2007, respectively. This represents 12.1 percent and 15.7 percent of net sales for the periods ended July 31, 2008 and July 31, 2007, respectively. For the period from September 22, 2005 through July 31, 2006, net sales to Codman amounted to approximately $6,482,000 which represented 16.9 percent of net sales. No other customer comprises more than 10 percent of sales.
Note 4. Inventories
Inventories as of July 31, 2008 and 2007 were as follows (dollars in thousands):

	2008	2007
Raw materials and component parts	$5,379	$6,754
Work in progress	2,772	1,948
Finished goods	6,417	5,545

	$14,568	$14,247

Note 5. Property and Equipment
Property and equipment as of July 31, 2008 and 2007 were as follows (dollars in thousands):

	2008	2007
Land	$730	$730
Building and improvements	5,720	5,436
Machinery and equipment	4,959	4,428
Furniture and fixtures	680	610
Software	332	115
Construction in progress	30	34

	12,451	11,353
Less accumulated depreciation	4,292	3,322

	$8,159	$8,031

Depreciation expense is included in both cost of sales and selling, general and administrative expenses. There are no long-lived assets outside of the United States. Depreciation expense for the years ended July 31, 2008, 2007 and 2006 was $1,013,000, $887,000 and $738,000, respectively.
Note 6. Other Intangible Assets
Information regarding the Company’s other intangible assets is as follows (dollars in thousands):

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
	July 31, 2008
Proprietary know-how	$4,057	$1,017	$3,040
Trademark	5,923	—	5,923
Licensing agreements	5,834	851	4,983
Patents	1,315	324	991

	$17,129	$2,192	$14,937

	July 31, 2007
Proprietary know-how	$4,057	$740	$3,317
Trademark	5,923	—	5,923
Licensing agreements	5,834	292	5,542
Patents	1,103	232	871

	$16,917	$1,264	$15,653

Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.
Amortization for the years ending July 31, 2009, 2010, 2011, 2012 and 2013 is estimated to approximate $871,000, $842,000, $619,000, $565,000 and $563,000, respectively.
Note 7. Accrued Expenses
Accrued expenses as of July 31, 2008 and 2007 consisted of the following (dollars in thousands):

	2008	2007

Payroll, commissions and employee benefits	$890	$675
Royalties	316	204
Interest	79	83
Warranty	15	15
Other	1,359	1,762

	$2,659	$2,739

Note 8. Pledged Assets, Short and Long-Term Debt
Revolving Credit Facility: On March 10, 2008, the Company amended this credit facility with an effective date of January 31, 2008 to allow borrowings of up to $9.5 million with interest at an interest rate of the bank’s prime lending rate or LIBOR plus 2.25 percent and adjusting each quarter based upon our leverage ratio. Currently, interest under the facility is charged at prime less 0.75 percent. The unused portion of the facility is charged at a rate of 0.20 percent. Outstanding borrowings under this facility at July 31, 2008 and July 31, 2007 were approximately $3.3 million and $5.5 million, respectively. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires December 1, 2008. The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2008, the Company’s leverage ratio was 2.05 times and the minimum fixed charge coverage ratio was 2.50 times. Current collateral availability under the line was approximately $6.2 million. The facility restricts the payment of dividends if following the distribution the fixed charge coverage ratio would fall below the required minimum.
Non-U.S. Receivables Revolving Credit Facility: On March 10, 2008, the Company amended this credit facility with an effective date of January 31, 2008 to allow borrowings of up to $1.5 million. Currently, interest under the facility is charged at the bank’s prime lending rate. There were no borrowings under this facility at July 31, 2008. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. On June 5, 2008, the facility was amended to increase the facility up to $2.5 million and to extend the maturity date until June 4, 2009. The facility has no financial covenants. Current collateral availability under the line was approximately $1.8 million.
Equipment Line of Credit: On July 22, 2008, the Company amended this credit. The amendment consolidated all previous outstanding balances into a term note in the amount of $1,477,000 with monthly payments of approximately $41,000 and extended the equipment line of credit. The new consolidated note has a maturity date of July 22, 2011. Under this amended credit facility, the Company may borrow up to $1.0 million, with interest at the bank’s prime lending rate. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of July 31, 2008. The equipment line of credit has a maturity date of July 22, 2009
Long-term debt as of July 31, 2008 and 2007 consisted of the following (dollars in thousands):

	2008	2007
Note payable to bank, due in monthly installments of $1,139 plus interest at prime rate plus 1.0 percent (an effective rate of 9.25 percent as of July 31, 2007), remaining balance due September 2007, collateralized by second deed of trust	$—	$151

Note payable, due in monthly installments of $509 including interest at 4.9 percent, remaining balance due May 2008, collateralized by a vehicle	—	3

Note payable to bank, due in monthly principal installments of $39,642 beginning November 2005 plus interest at a rate of 8.25 percent, remaining balance due September 30, 2010, collateralized by substantially all assets of the Company	—	555

Note payable to bank, due in monthly principal installments of $19,173 beginning December 2006 plus interest at rate of 8.25 percent, remaining balance due on November 14, 2010 collateralized by substantially all assets of the Company	—	766

Note payable to bank, due in monthly principal installments of $41,022 beginning August 2008 plus interest at a rate of 5.0 percent, remaining balance due July 31, 2011, collateralized by substantially all assets of the Company	1,477	—

Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00 percent, remaining balance of $2,238,656 including the effects of imputing interest, due December 2011, collateralized by the Malis® trademark	2,006	2,506

Settlement obligation to Iridex Corporation, due in annual installments of $800,000 which includes interest at an imputed rate of 8.00 percent, remaining balance of $3,200,000 including the effects of imputing interest, due April 15, 2012	2,649	3,194

	6,132	7,175
Less current maturities	1,823	2,161

Long-term portion	$4,309	$5,014

Aggregate annual maturities required on long-term debt as of July 31, 2008 are as follows (dollars in thousands):

Year Ending July 31,:	Amount
2009	$1,823
2010	1,644
2011	1,726
2012	939
2013	—

$6,132

Note 9. Revenue Bonds Payable
In September 2002, the Company issued $2,645,000 in Private Activity Revenue Bonds, Series 2002. The proceeds from the bond issue were used to provide financing for the construction of a building and equipment for use as a manufacturing facility located in O’Fallon, Missouri. The bond issue is collateralized by a first deed of trust. The Company signed a promissory note to a bank payable in monthly installments of interest only, commencing on October 1, 2002. Principal is payable on May 1, 2004, and on the first day of each month thereafter, in the amount of $11,021 until final payment in monthly installments beginning on September 1, 2022. Interest is payable at 5.5 percent through September 1, 2009, and prime rate plus 0.5 percent thereafter. These revenue bonds payable totaled $1.9 million and $2.1 million as of July 31, 2008 and 2007, respectively.
In December 2004, Synergetics Development Co., LLC issued $2,330,000 in Industrial Revenue Bonds, Series 2004. The proceeds from the bond issue were used to provide financing for a building expansion and the purchase of land and equipment located in O’Fallon, Missouri. The bond issue is collateralized by a first deed of trust. The Company signed a promissory note to a bank payable in monthly installments of interest only, commencing on February 1, 2005. Principal is payable in monthly installments beginning on June 1, 2005, and on the first day of each month thereafter, in the amount of $9,708, until final payment on December 1, 2024. Interest is payable at 4.75 percent through December 1, 2011, and prime rate thereafter. These revenue bonds payable totaled $2.0 million and $2.1 million as of July 31, 2008 and 2007, respectively.
Under the terms of the bonds, the Company is required to comply with certain financial covenants, including a minimum debt coverage ratio of 1.25 to 1.0.

Aggregate annual maturities required on bonds payable as of July 31, 2008 are as follows (dollars in thousands):

Year Ending July 31,:	Amount
2009	$249
2010	249
2011	249
2012	249
2013	249
Thereafter	2,646

$3,891

Note 10. Operating Leases
The Company leases various equipment, a portion of its facilities in O’Fallon, Missouri and the facility in Philadelphia, Pennsylvania under operating leases. The O’Fallon, Missouri leases expires in July 2012 and the Philadelphia lease ends in October 2009.
The approximate minimum rental commitment under non-cancelable operating leases as of July 31, 2008 is due as follows (dollars in thousands):

Year Ending July 31,:	Amount
2009	$346
2010	251
2011	172
2012	96
2013	2

$867

Rent expense incurred and charged to cost of sales and selling, general and administrative expenses was approximately $326,000, $223,000 and $104,000 for the years ended July 31, 2008, 2007 and 2006, respectively.
Note 11. Income Tax Matters
The Company and its wholly owned subsidiaries file as a single entity for income tax reporting purposes. The net deferred income tax amounts included in the accompanying consolidated balance sheets as of July 31, 2008 and 2007 include the following amounts as deferred income tax assets and liabilities (dollars in thousands):

	2008	2007
Deferred tax assets:
Accounts receivable	$83	$84
Inventories	176	180
Accrued liabilities	110	111
Other	158	67
Loss on foreign subsidiaries	302	—
Research and experimentation tax credit carryforward	—	74

	829	516

Deferred tax liabilities:
Property and equipment	288	309
Other intangible assets	2,237	2,310

	2,525	2,619
	$(1,696)	$(2,103)

The deferred tax amounts noted above have been classified on the accompanying consolidated balance sheets as of July 31, 2008 and 2007, as follows (dollars in thousands):

	2008	2007
Current assets	$527	$516
Long-term liabilities	(2,223)	(2,619)

	$(1,696)	$(2,103)

The provision for income taxes for the years ended July 31, 2008, 2007 and 2006, consisted of the following (dollars in thousands):

	2008	2007		2006
Currently payable (Domestic)	$1,846		$(8)	$1,735
Deferred
Domestic	(302)		(264)	(315)
Foreign	(105)		—	—

	$1,439	$	(272)	$1,420

Reconciliation of the Company’s income tax at the statutory rate to the Company’s effective rate is as follows:

	2008	2007	2006
Computed at the statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	4.5	4.0	4.6
Extraterritorial income exclusion	—	(9.2)	(3.0)
Production deduction for domestic manufacturers	(1.3)	(3.4)	(3.5)
Research and development	(3.5)	(80.5)	—
Other	1.4	7.6	(0.6)

	35.1%	(47.5)%	31.5%

The Company recorded an income tax credit for the re-enactment of the research and experimentation credit of $461,000 during the fiscal year ended July 31, 2007. The impact of this credit was due to the continuation of the research and experimentation credit in January, 2007 which had not been recorded during fiscal 2006.
Note 12. Employee Benefit Plan
The Company has a 401(k) savings plan, which covers employees who have attained the age of 18 and who have been credited with at least one year of service. Company contributions are made at the discretion of the Board of Directors. There was a payment of $10,000 made by the Company as matching contributions to the 401(k) savings plan for the year ended July 31, 2006. The Company made no contributions to the plan for the years ended July 31, 2008 and 2007.
Note 13. Stock Based Compensation Plans
Stock Option Plans
In addition to the historical options outstanding for Synergetics prior to the merger, the Company has options outstanding under two existing active option plans and two terminated plans of Valley Forge. The first active plan (the “2001 Plan”) was adopted by Valley Forge on January 16, 2001 pursuant to which 345,000 shares of common stock were reserved for issuance to employees, officers and consultants of the Company. The 2001 Plan was amended with the approval of the Valley Forge stockholders on September 19, 2005 to increase the number of share awards issuable under the 2001 Plan from 345,000 to 1,345,000. There were 1,012,480 options and restricted shares unawarded at July 31, 2008 under this plan. On September 19, 2005, the stockholders of Valley Forge voted to adopt the Valley Forge Scientific Corp. 2005 Non-Employee Directors’ Stock Option Plan and voted to authorize up to 200,000 shares issuable upon exercise of options granted thereunder. There were 60,000 options available for future grants at July 31, 2008 under this plan. Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire 10 years from the date of the grant. Generally, stock options granted under these plans vest over a five year period, with the exception of the non-employee director options which vest pro-rata over twelve months from the grant date. All options under the Valley Forge stock option plans were valued at approximately $815,000 in the purchase price accounting allocation.

A summary of the status of the fixed awards at July 31, 2008, 2007 and 2006 and changes during the years ended on those dates is as follows:

		Weighted
		Average	Weighted
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding as of July 31, 2005	58,500	$2.33	$2.97

Exercised prior to September 21, 2005	(20,500)	—	$3.92

Options outstanding, September 21, 2005	38,000	$4.64	$2.46
Conversion ratio applied at September 21, 2005	4.59	4.59	—

Converted options	174,420	$1.01	$2.46
Existing options assumed under the Valley Forge Stock option plan	441,500	$2.18	$1.88
For the period from September 22, 2005 through July 31, 2006:
Granted	20,000	$5.00	$3.32
Forfeited	(9,180)	$1.09	$0.91
Exercised	(214,990)	$1.87	$1.62

Options outstanding, July 31, 2006	411,750	$1.98	$1.63

For the period from August 1, 2006 through July 31, 2007:
Granted	55,000	$3.72	$2.98
Forfeited	(4,590)	$1.09	$0.91
Exercised	(33,425)	$0.96	$0.82

Options outstanding, July 31, 2007	428,735	$2.18	$1.79

For the period from August 1, 2007 through July 31, 2008:
Granted	40,000	$2.95	$2.45
Forfeited	(17,000)	$2.85	$2.05
Exercised	(15,000)	$1.99	$1.80

Options outstanding, July 31, 2008	436,735	$2.23	$1.84

Options exercisable, July 31, 2008	375,207	$2.49	$2.11

A further summary about awards outstanding at July 31, 2008 is as follows:

		Weighted Average Grant
	Shares	Date Value
Unvested options, beginning of period	66,535	$1.60
Granted	40,000	$2.95
Forfeited	17,000	$2.85
Vested	45,007	$2.95
Unvested options, period end	61,528	$1.49

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (dollars in thousands):

	Fiscal Year Ended
	July 31, 2008	July 31, 2007	July 31, 2006
Proceeds of options exercised	$30	$37	$418
Related tax benefit recognized	5	13	223
Intrinsic value of options exercised	41	32	362
The following table provides information about options outstanding and exercisable options at July 31, 2008 (dollars in thousands):

	Options	Exercisable
	Outstanding	Options
Number	436,735	375,207
Weighted average exercise price	$2.23	$2.49
Aggregate intrinsic value	$846	$792
Weighted average contractual term	5.5 years	6.1 years
The weighted average remaining life for options outstanding and weighted average exercise price per share for exercisable options at July 31, 2008 were as follows:

	Options Outstanding		Exercisable Options
		Weighted Average		Weighted Average
		Remaining		Remaining
		Contractual Life		Contractual Life
	Shares	(in Years)	Shares	(in Years)
< $1.00	23,950	2.3 years	23,950	2.8 years
$1.00 - $2.00	194,785	4.3 years	146,590	4.0 years
$2.00 - $5.00	218,000	6.8 years	204,667	7.9 years
Total	436,735	5.5 years	375,207	6.1 years
The 40,000 options granted during the fiscal year ended July 31, 2008 were to the independent directors which vest pro-rata over twelve months from the grant date. The Company recorded $65,000 of compensation expense with respect to these options. The fair value of options granted during the fiscal year ended July 31, 2008 was determined at the date of the grant using a Black-Scholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	3.5%
Expected average life (in years)	5
Expected volatility	69.2%
Expected dividend yield	0.0%
The expected average risk-free rate is based on 5 year U.S. treasury yield curve in December of 2007. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of Synergetics USA, Inc.’s common stock. The expected dividend yield is based on historical information and management’s plan. The Company expects to issue new shares as options are exercised. As of July 31, 2008, the future compensation cost expected to be recognized under SFAS 123(R) is approximately $40,000 in fiscal 2009.

Restricted Stock Plans
Under our 2001 Plan, our common stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five year vesting period or at the end of the fifth year. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the fiscal year ended July 31, 2008, 40,706 shares were granted to employees under the restricted stock plan. Compensation expense related to these shares was $25,000 for the fiscal year ended July 31, 2008. Compensation expense related to shares granted in the previous year was $11,000. As of July 31, 2008 there was approximately $141,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted average period of five years which is generally the vesting period.
In addition, during the fiscal year ended July 31, 2008, 31,092 shares were granted to advisory consultants under the restricted stock plan. Compensation expense related to these shares was $87,000 for the fiscal year ended July 31, 2008.
The following table provides information about restricted stock grants during the fiscal year ended July 31, 2008 (dollars in thousands):

	Number of	Weighted Average Grant Date
	Shares	Fair Value
Restricted Stock awards at July 31, 2006	—	—
Granted	14,601	$5.48
Forfeited	1,500	$5.48
Balance as of July 31, 2007	13,101	$5.48
Granted	40,706	$3.38
Forfeited	—	—
Balance as of July 31, 2008	53,807	$3.89
Note 14. Stockholders’ Equity
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
Note 15. Research and Development Costs
Research and development costs related to both future and present products are charged to operations as incurred. The Company incurred approximately $2,654,000, $2,584,000 and $1,655,000 of research and development costs during the years ended July 31, 2008, 2007 and 2006, respectively.

Note 16. Enterprise Wide Information
Enterprise wide information as of July 31, 2008, 2007, and 2006 consisted of the following (dollars in thousands):

	Fiscal Years Ended July 31,
	2008	2007	2006
Net sales
Ophthalmic	$28,019	$24,522	$22,709
Neurosurgery	12,925	10,241	6,745
OEM (Codman, Stryker and Iridex)	8,347	10,266	8,005
Other	772	916	787

Total	$50,063	$45,945	$38,246

	Fiscal Years Ended July 31,
	2008	2007	2006
Net Sales
Domestic	$35,838	$35,214	$30,090
International	14,225	10,731	8,156

Total	$50,063	$45,945	$38,246

Revenues are attributed to countries based upon the location of end-user customers or distributors.
Note 17. Commitments and Contingencies
In conjunction with the reverse merger described in Note 2, the Company entered into three-year employment agreements with its Chief Executive Officer, its Chief Operating Officer and its Chief Scientific Officer which expired on September 22, 2008. On August 1, 2007, the Company entered into a three-year employment agreement with its Executive Vice President and Chief Financial Officer. In the event any such executive officer is terminated without cause, or if such executive officer resigns for good reason, such executive officer shall be entitled to his base salary and health care benefits through the end of the employment agreement or her base salary and health care benefits for fifteen additional months.
On July 31, 2008, the Company’s Board of Directors formally accepted the resignation of Gregg Scheller who was the President, Chief Executive Officer and Chairman of the Board. The Company has begun interviewing for a successor to Mr. Scheller. The Company believes the non-compete covenant contained in Mr. Scheller’s employment agreement survives for a period of two years and the non-solicitation covenant survives for a period of one year.
In March of 2008, the Company announced that it would close its Philadelphia plant and consolidate the operations and production of generator products into its plant in O’Fallon, Missouri as a part of the Company’s overall strategy to continue improving product and component integration and increase operational efficiencies. In light of recent opportunities with our strategic marketing partners and the skill sets of the Philadelphia based manufacturing and engineering associates necessary to capitalize on these opportunities, the Company has decided to defer the consolidation of the Philadelphia operations into the O’Fallon operations at this time. Notwithstanding the decision to defer the consolidation, we nonetheless have realized a portion of the cost savings anticipated to arise from the consolidation. The Company has maintained an accrual of approximately $28,000 to satisfy any remaining obligations to its employees.
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
Note 18. Quarterly Financial Data (Unaudited)
The following table provides the Company’s unaudited quarterly information for the years ended July 31, 2008 and 2007 (dollars in thousands except earning per share):

Quarters Ended	July 31, 2008		April 30, 2008		January 31, 2008		October 29, 2007
Net Sales	$14,457		$13,500		$11,636		$10,469
Gross Profit	8,351		8,332		6,754		6,525
Income from Operations	2,036		2,155		238		785
Net Income	1,203		1,117		(54)		397
Earnings per Share
Basic	$0.05	(1)	$0.05	(1)	$0.00	(1)	$0.02	(1)
Diluted	$0.05	(1)	$0.05	(1)	$0.00	(1)	$0.02	(1)
Basic weighted average common shares outstanding	24,340,902		24,321,274		24,312,930		24,296,309
Diluted weighted average common shares outstanding	24,480,702		24,396,183		24,387,064		24,433,288

Quarters Ended	July 31, 2007		April 30, 2007		January 30, 2007		October 29, 2006
Net Sales	$13,203		$11,482		$11,353		$9,906
Gross Profit	7,633		6,545		6,518	(2)	6,306	(2)
Income from Operations	665		(47)		182		718
Net Income	379		(92)		182		377
Earnings per Share
Basic	$0.02	(1)	$0.00	(1)	$0.01	(1)	$0.02	(1)
Diluted	$0.02	(1)	$0.00	(1)	$0.01	(1)	$0.02	(1)
Basic weighted average common shares outstanding	24,237,350		24,219,507		24,214,322		24,210,680
Diluted weighted average common shares outstanding	24,417,030		24,423,364		24,410,302		24,412,468

(1)
The accumulation of four quarters in fiscal years 2008 and 2007 for earnings per share does not equal the related per share amounts for the year ended July 31, 2008 and 2007 due to rounding differences.

(2)
During the second and third quarters of the fiscal year ended July 31, 2007, the Company reclassified the cost of labor, material, overhead and rework costs of production prior to final validation of new products from cost of goods sold to research and development costs for the previous two quarters.

Note 19. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which related to the definition of fair value, the methods used to estimate fair value and the requirement of expanded disclosures about estimates of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Positions (“FSP”) FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases and other accounting pronouncements that address fair value measurements of leases from the provision of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. We have not completed our evaluation of the potential impact, if any, of adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS 159 “The Fair Value for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. We have not completed our evaluation of the potential impact, if any, of adoption of SFAS No. 159 on our consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (R) (“SFAS 141 (R)”, Business Combinations, which replaces FASB Statement No. 141, Business Combinations. SFAS No. 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statement the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141 (R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will be applied if we consummate an acquisition.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated, The Statement also establishes reporting standards that require the provision of sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the non-controlling owners. SFAS160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.
In May 2008, FASB issued FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion. The FSP required entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible. Early adoption will not be permitted, and the FSP must be applied retrospectively to all instruments. We have not completed our evaluation of the potential impact, if any, of the adoption of FSP APB 14-a on our consolidated financial position, results of operations and cash flows.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share Based Payment Transactions are Participated Securities. This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of adoption of FSP EITF 03-6-1 on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides a consistent framework, or hierarchy, for selecting the accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy of accounting principles within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company has previously utilized the guidance within SAS 69, and, therefore, we do not expect the adoption of SFAS 162 to have a material effect on our financial statements.
We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.
Note 20. Valuation Allowances and Qualifying Accounts
Schedule II — Valuation Allowances and Qualifying Accounts
(dollars in thousands)

	Balance at	Charged to	Charged to		Deductions
	Beginning of	Cost and	Other		From	Balance at End
Classifications	Year	Expenses	Accounts		Reserves(2)	of Year
Year ended July 31, 2006
Allowance for Doubtful Accounts	$135	$146	$16	(1)	$(118)	$179
Allowance for Excess and Obsolete Inventory	$—	$75	$—		$—	$75
Year ended July 31, 2007
Allowance for Doubtful Accounts/Returned Goods	$179	$88	$—		$(40)	$227
Allowance for Excess and Obsolete Inventory	$75	$(49)	$—		$—	$26
Year ended July 31, 2008
Allowance for Doubtful Accounts/Returned Goods	$227	$69	$—		$(46)	$250
Allowance for Excess and Obsolete Inventory	$26	$39	$—		$—	$65

(1)	Allowance for Doubtful Accounts recorded by Valley Forge Scientific Corp. as of September 22, 2005.

(2)	Adjustments represent write-offs of uncollectible accounts receivable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synergetics USA, Inc. (registrant)

October 14, 2008
/s/ Pamela G. Boone Pamela G. Boone, Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 14, 2008	/s/ Robert Dick
Robert Dick, Chairman of the Board of Directors
(Principal Executive Officer) and Director

October 14, 2008	/s/ Pamela G. Boone

Pamela G. Boone, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

October 14, 2008	/s/ Lawrence C. Cardinale

Lawrence C. Cardinale, Director

October 14, 2008	/s/ Kurt W. Gampp, Jr.

Kurt W. Gampp, Jr., Director

October 14, 2008	/s/ Guy Guarch

Guy Guarch, Director

October 14, 2008	/s/ Juanita H. Hinshaw

Juanita H. Hinshaw, Director

October 14, 2008	/s/ Jerry L. Malis

Jerry L. Malis, Director

Index to Exhibits

Exhibit
Number	Description
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

10.10
Letter Agreement dated December 10, 2007, between Synergetics USA, Inc. and Dave Dallam. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q for the quarter ended October 29, 2007 and incorporated herein by reference.)

10.11
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

10.12
Assignment of Know-How Agreement, dated June 30, 1989. (Filed as Exhibit 10(i) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference.)

10.13
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

10.15	Assignment of Malis® trademark, dated June 30, 1989. (Filed as Exhibit 10(j) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)

10.16
Option Agreement for Malis® Trademark with Leonard I. Malis dated October 22, 2004. (Filed as Exhibit 10.14 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)

10.17
Promissory Note from the Company and Synergetics IP, Inc. to the Estate of Dr. Leonard I. Malis dated October 12, 2005 in the Principal Amount of $3,997,600. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2005 and incorporated herein by reference.)

10.18
Agreement with Codman & Shurtleff, Inc. dated October 15, 2004. (Filed as Exhibit 10.12 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)

10.19
Amendment No. 1 to the Agreement dated as of October 1, 2004 between Valley Forge and Codman & Shurtleff, Inc. (Filed as Exhibit 10(a) to Valley Forge’s Current Report on Form 8-K filed on March 16, 2005 and incorporated herein by reference.)

Exhibit
Number	Description
10.20
Supply and Distribution Agreement with Stryker Corporation dated October 25, 2004. (Filed as Exhibit 10.13 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)

10.21
Agreement of Lease between Liberty Property Limited Partnership and Valley Forge. (Filed as Exhibit 10.16 to Valley Forge’s Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)

10.22
Agreement for Sale of Commercial Real Estate between Diversified Electronics Co., Inc. and Steve Smith, dated April 21, 2005. (Filed as Exhibit 10.17 to Valley Forge’s Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)

10.23
Loan Agreement between The Industrial Development Authority of St. Charles County, Missouri and Synergetics Development Company, L.L.C. dated as of September 1, 2002. (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.24
Promissory Note from Synergetics Development Company, L.L.C. to The Industrial Development Authority of St. Charles County, Missouri dated September 1, 2002 in the Principal Amount of $2,645,000 (Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.25
Security Agreement (Equipment) dated as of September 1, 2002 from Synergetics, Inc. for the benefit of The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

10.26
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
10.33
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

10.36
Letter Agreement between Synergetics, Inc. and Regions Bank, dated February 22, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2006 and incorporated herein by reference.)

10.37
Credit and Security Agreement among Synergetics USA, Inc., Synergetics, Inc. and Regions Bank, dated March 13, 2006. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 and incorporated herein by reference.)

10.38
First Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated September 26, 2006. (Filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)

10.39
Second Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated December 8, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)

10.40
Third Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc. and Regions Bank, as Lender, dated June 7, 2007. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007 and incorporated herein by reference.)

10.41
Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated March 13, 2006 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 and incorporated herein by reference.)

10.42
Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated September 26, 2006. (Filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)

10.43
Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated December 8, 2006. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)

10.44
Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated June 7, 2007. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007 and incorporated herein by reference.)

10.45
Letter Agreement between Synergetics, Inc. and Regions Bank, dated September 28, 2006. (Filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)

Exhibit
Number		Description
10.46
Foreign Accounts Credit and Security Agreement dated June 20, 2007 by and among Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, and Synergetics Italia, Srl as Borrowers and Regions Bank as Lender. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2007 and incorporated herein by reference.)

10.47
Foreign Accounts Revolving Note from Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, and Synergetics Italia, Srl in favor of Regions Bank, dated June 20, 2007. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 26, 2007 and incorporated herein by reference.)

10.48
Fourth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated as of January 31, 2008. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.)

10.49
Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated as of January 31, 2008. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.)

10.50
First Amendment to Foreign Accounts Credit Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH and Synergetics Italia, Srl as Borrowers and Regions Bank as Lender, dated as of January 31, 2008. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.)

10.51
Amended and Restated Foreign Accounts Revolving Note from Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH and Synergetics Italia, Srl in favor of Regions Bank, dated as of January 31, 2008. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.)

10.52
Second Amendment to Foreign Accounts Credit Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, Synergetics Italia, Srl and Synergetics France, SARL as Borrowers and Regions Bank as lender dated as of June 5, 2008. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2008 and incorporated herein by reference.)

10.53
Second Amended and Restated Foreign Accounts Revolving Note from Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, Synergetics Italia, Srl and Synergetics France, SARL, in favor of Regions Bank, dated as of June 5, 2008. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 10, 2008 and incorporated herein by reference.)

21	*	Subsidiaries of Registrant.

23.1	*	Consent of UHY, LLP.

23.1	*	Consent of McGladrey and Pullen, LLP.

31.1	*	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Registrant’s Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith