Form 10-Q
period 2008-10-29
SYNERGETICS USA INC
filed 2008-12-08
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of December 1, 2008 was 24,440,861 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of October 29, 2008 (Unaudited) and July 31, 2008
(Dollars in thousands, except per share information)

	October 29, 2008	July 31, 2008
Assets
Current Assets
Cash and cash equivalents	$446	$500
Accounts receivable, net of allowance for doubtful accounts of $239 and $250, respectively	8,187	8,593
Inventories	15,897	14,568
Prepaid expenses	494	361
Deferred income taxes	530	527

Total current assets	25,554	24,549
Property and equipment, net	8,043	8,159
Goodwill	10,690	10,690
Other intangible assets, net	13,744	13,946
Patents, net	1,038	991
Deferred expenses	—	6
Cash value of life insurance	55	55

Total assets	$59,124	$58,396

Liabilities and Stockholders’ Equity
Current Liabilities
Lines-of-credit	$4,452	$3,287
Current maturities of long-term debt	1,831	1,823
Current maturities of revenue bonds payable	249	249
Accounts payable	2,515	2,776
Accrued expenses	2,749	2,659
Income taxes payable	489	1,071

Total current liabilities	12,285	11,865

Long-Term Liabilities
Long-term debt, less current maturities	4,048	4,309
Revenue bonds payable, less current maturities	3,601	3,642
Deferred income taxes	2,122	2,223

Total long-term liabilities	9,771	10,174

Total liabilities	22,056	22,039

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock at October 29, 2008 and July 31, 2008, $.001 par value, 50,000,000 shares authorized; 24,440,861 and 24,354,295 shares issued and outstanding, respectively	24	24
Additional paid-in capital	24,392	24,342
Retained earnings	12,652	11,991

Total stockholders’ equity	37,068	36,357

Total liabilities and stockholders’ equity	$59,124	$58,396

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
Three Months Ended October 29, 2008 and October 29, 2007
(Dollars in thousands, except per share information)

	Three Months Ended	Three Months Ended
	October 29, 2008	October 29, 2007
Net sales	$12,246	$10,469
Cost of sales	5,166	3,944

Gross profit	7,080	6,525

Operating expenses
Research and development	652	449
Sales and marketing expenses	3,244	3,051
General and administrative	2,021	2,240

	5,917	5,740

Operating income	1,163	785

Other income (expense)
Interest income	2	1
Interest expense	(181)	(260)
Miscellaneous	3	20

	(176)	(239)

Income before provision for income taxes	987	546
Provision for income taxes	326	149

Net income	$661	$397

Earnings per share:
Basic	$0.03	$0.02

Diluted	$0.03	$0.02

Basic weighted-average common shares outstanding	24,440,861	24,296,309

Diluted weighted-average common shares outstanding	24,578,342	24,433,288

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended October 29, 2008 and October 29, 2007
(Dollars in thousands)

	Three Months Ended	Three Months Ended
	October 29, 2008	October 29, 2007
Cash Flows from Operating Activities
Net income	$661	$397
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	466	485
Provision for doubtful accounts receivable	(11)	86
Stock-based compensation	50	42
Deferred income taxes	(104)	(72)
Change in assets and liabilities
(Increase) decrease in:
Accounts receivable	417	872
Income taxes receivable	—	3
Inventories	(1,329)	(535)
Prepaid expenses	(133)	(127)
(Decrease) increase in:
Accounts payable	(261)	(1,260)
Accrued expenses	90	47
Income taxes payable	(582)	224

Net cash provided by (used in) operating activities	(736)	162

Cash Flows from Investing Activities
Purchase of property and equipment	(127)	(272)
Acquisition of patents and other intangibles	(62)	(43)

Net cash used in investing activities	(189)	(315)

Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	—	(382)
Net borrowings on lines-of-credit	1,165	1,042
Principal payments on revenue bonds payable	(41)	(62)
Principal payments on long-term debt	(123)	(330)
Payments on debt incurred for acquisition of trademark	(130)	(122)

Net cash provided by financing activities	871	146

Net decrease in cash and cash equivalents	(54)	(7)
Cash and cash equivalents
Beginning	500	167

Ending	$446	$160

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular information reflects dollars in thousands, except share and per share information)
Note 1. General
Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005 in connection with the merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA, Inc. is a leading medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical instruments and consumables of the highest quality in order to assist and enable microsurgeons around the world to provide a better quality of life for their patients. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri and Philadelphia, Pennsylvania. During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.
Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods, the Company uses a 21 business day per month reporting cycle with the exception of leap year when the extra shipping day is included in the second quarter. As such, the information presented in the Form 10-Q is for the three month periods August 1, 2008 through October 29, 2008 and August 1, 2007 through October 29, 2007, respectively, and each three month period contains 63 business days.
Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics DE, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended October 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2008, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 14, 2008 (the “Annual Report”).
Note 2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Annual Report. In the first three months of fiscal 2008, no significant accounting policies were changed.
Reclassifications: Certain reclassifications have been made to the prior year’s quarterly and annual financial statements to conform with the current quarter’s presentation. Operating income and net income were not affected.

Note 3. Distribution Agreements
The Company sells a portion of its electrosurgical generators and accessories to a U.S.-based national and international distributor as described below:
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
Net sales to Codman amounted to approximately $902,000 for the three month period ended October 29, 2008, and approximately $1,314,000 for the three month period ended October 29, 2007. This represented 7.4 and 12.6 percent of net sales for the three months ended October 29, 2008 and October 29, 2007, respectively.
Note 4. Stock-Based Compensation
Stock Option Plans
The following table provides information about awards outstanding at October 29, 2008:

	Three Months Ended October 29, 2008
		Weighted-
		Average	Weighted-
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding, beginning of period	436,735	$2.23	$1.84
For the period from August 1, 2008 through October 29, 2008:
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—

Options outstanding, end of period	436,735	$2.23	$1.84

Options exercisable, end of period	389,797	$2.50	$2.06

There were 40,000 options granted during the second quarter of fiscal 2008 to the independent directors. These options vest pro-ratably on a quarterly basis over the next year of service on the Board. Therefore, the Company recorded $25,000 of compensation expense for the three months ended October 29, 2008, with respect to these options. The Company recorded additional compensation expense of $2,000 for options granted in prior periods for the three months ended October 29, 2008. The fair value of options granted during the prior fiscal year was determined at the date of the grant using a Black-Sholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	3.5%
Expected average life (in years)	5
Expected volatility	69.2%
Expected dividend yield	0.0%
The expected average risk-free rate is based on the 5 year U.S. treasury yield curve in December of 2007. The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of Synergetics USA, Inc.’s common stock. The expected dividend yield is based on historical information and management’s plan.

Restricted Stock Plans
Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), our common stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five year vesting period or at the end of the fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the three months ended October 29, 2008, 86,566 shares were granted under the restricted stock plan, and compensation expense associated with all outstanding shares of restricted stock was $23,000 for the three months ended October 29, 2008. Compensation expense related to shares granted in previous years was $10,000. As of October 29, 2008, there was approximately $382,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted-average period of five years.
Note 5. Supplemental Balance Sheet Information
Inventories

	October 29, 2008	July 31, 2008
Raw material and component parts	$5,931	$5,379
Work-in-progress	3,528	2,772
Finished goods	6,438	6,417

	$15,897	$14,568

Property and equipment

	October 29, 2008	July 31, 2008
Land	$730	$730
Building and improvements	5,720	5,720
Machinery and equipment	4,992	4,959
Furniture and fixtures	692	680
Software	333	332
Construction in process	111	30

	12,578	12,451
Less accumulated depreciation	4,535	4,292

	$8,043	$8,159

Other intangible assets
Information regarding the Company’s other intangible assets is as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
	October 29, 2008
Proprietary know-how	$4,057	$1,086	$2,971
Trademark	5,923	—	5,923
Licensing agreements	5,834	984	4,850
Patents	1,385	347	1,038

	$17,199	$2,417	$14,782

	July 31, 2008
Proprietary know-how	$4,057	$1,017	$3,040
Trademark	5,923	—	5,923
Licensing agreements	5,834	851	4,983
Patents	1,315	324	991

	$17,129	$2,192	$14,937

Goodwill of $10,690,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005. Proprietary know-how consists of the patented technology which is included in one of the Company’s core products, bipolar electrosurgical generators. As the proprietary technology is a distinguishing feature of the Company’s products, it represented a valuable intangible asset.
Estimated amortization expense on other intangibles for the remaining nine months of the fiscal year ending July 31, 2009 and the next four years thereafter is as follows:

Periods Ending July 31:	Amount
Fiscal Year 2009 (remaining 9 months)	$653
Fiscal Year 2010	842
Fiscal Year 2011	619
Fiscal Year 2012	565
Fiscal Year 2013	563
Amortization expense for the three months ended October 29, 2008 was $222,000.
Pledged assets; short and long-term debt (excluding revenue bonds payable)
Short-term debt as of October 29, 2008 and July 31, 2008 consisted of the following:
Revolving Credit Facility: The Company has a credit facility with Regions Bank (“Regions”) which allows for borrowings of up to $9.5 million with interest at an interest rate based on their prime lending rate or LIBOR plus 2.25 percent and adjusting each quarter based upon our leverage ratio. As of October 29, 2008, interest under the facility is charged at prime less 0.75 percent. The unused portion of the facility is charged at a rate of 0.20 percent. Borrowings under this facility at October 29, 2008 were $4.5 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expired on December 1, 2008. On December 1, 2008, the Company amended its Revolving Credit Facility to extend the termination date through November 30, 2009. As a condition of the extension, Regions removed the Company’s option to borrow at a rate based on their prime lending rate. The Company’s borrowings are now priced at an interest rate of LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio.
The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 29, 2008, the leverage ratio was 1.90 times and the minimum fixed charge coverage ratio was 2.13 times. Current collateral availability under the line was approximately $3.9 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
Non-U.S. Receivables Revolving Credit Facility: The Company has a credit facility with Regions which allows for borrowings of up to $2.5 million with an interest rate based on their prime lending rate. The unused portion of the facility is not charged a fee. There were no borrowings under this facility at October 29, 2008. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. The line matures on June 4, 2009 and has no financial covenants. Current collateral availability under the line was approximately $1.7 million at October 29, 2008.

Equipment Line of Credit: On July 22, 2008, the Company amended this line of credit. The amendment consolidated all previous outstanding balances into a term note in the amount of $1,477,000 with monthly payments of approximately $41,000 and extended the equipment line of credit. The new consolidated note has a maturity date of July 22, 2011. Under this amended credit facility, the Company may borrow up to $1.0 million, with interest at Regions prime lending rate. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of October 29, 2008. The equipment line of credit has a maturity date of July 22, 2009.
Long-term debt as of October 29, 2008 and July 31, 2008 consisted of the following:

	October 29,	July 31,
	2008	2008
Note payable to bank, due in monthly installments of $41,022 beginning August 2008 plus interest at a rate of 5.0 percent, remaining balance due July 31, 2011, collateralized by substantially all assets of the Company	$1,354	$1,477
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00 percent, remaining balance of $2,078,752, including contractual interest payments, due December 2011, collateralized by the Malis® trademark	1,876	2,006
Settlement obligation to Iridex Corporation, due in annual installments of $800,000 which includes interest at an imputed rate of 8.00 percent, remaining balance of $3,200,000 including the effects of imputing interest, due April 15, 2012	2,649	2,649

	5,879	6,132
Less current maturities	1,831	1,823

Long-term portion	$4,048	$4,309

Note 6. Commitments and Contingencies
The Company entered into three-year employment agreements with its Chief Operating Officer and its Chief Scientific Officer, which expired on September 22, 2008. On August 1, 2007, the Company entered into a three-year employment agreement with its Executive Vice President and Chief Financial Officer. In the event any such executive officer is terminated without cause, or if such executive officer resigns for good reason, such executive officer shall be entitled to her base salary and health care benefits for fifteen additional months.
On November 8, 2007, the Company entered into a letter agreement with its Executive Vice President of Sales and Marketing. In the event of termination after a change in control, the Company shall pay the Executive Vice President of Sales and Marketing his base salary for one year, and all shares of restricted common stock shall vest.
On July 31, 2008, the Company’s Board of Directors formally accepted the resignation of Gregg Scheller who was the President, Chief Executive Officer and Chairman of the Board. The Company has been interviewing for a successor to Mr. Scheller. The Company believes the non-compete covenant contained in Mr. Scheller’s employment agreement survives for a period of two years and the non-solicitation covenant survives for a period of one year.
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

Note 7. Entity Wide Information
The following tables present the entity-wide disclosures for net sales:

	Three Months Ended
	October 29,	October 29,
	2008	2007
Product Line:
Ophthalmic	$7,384	$6,365
Neurosurgery	2,953	2,561
OEM (Codman, Stryker and Iridex)	1,782	1,364
Other (ENT and Dental)	127	179

Total	$12,246	$10,469

Region Specific:
Domestic	$8,746	$7,719
International	3,500	2,750

Total	$12,246	$10,469

Revenues are attributed to countries based upon the location of end-user customers or distributors.
Note 8. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which related to the definition of fair value, the methods used to estimate fair value and the requirement of expanded disclosures about estimates of fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Positions (“FSP”) FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provision of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. SFAS No. 157 will be adopted by the Company on August 1, 2009. At this time, we have not completed our review and assessment of the impact of adoption of SFAS No. 157.
In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), which replaced SFAS No. 141, “Business Combinations.” SFAS 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interests in the acquiree and the goodwill acquired. SFAS 141 (R) also establishes disclosure requirements that will enable users of the financial statements to better evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will be applied if we consummate an acquisition.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting standards that require the provision of sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the non-controlling owners. SFAS 160 is effective for fiscal years as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

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
In May 2008, FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion. The FSP required entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible. Early adoption will not be permitted, and the FSP must be applied retrospectively to all instruments. We have not completed our evaluation of the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations and cash flows.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions are Participated Securities.” This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of adoption of FSP EITF 03-6-1 on our consolidated financial position, results of operations and cash flows.
We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
STATEMENT REGARDING FORWARD-LOOKING INFORMATION
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended July 31, 2008.
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
Overview
Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a leading medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical instruments and consumables of the highest quality in order to assist and enable microsurgeons around the world to provide a better quality of life for their patients. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, hand-held instruments and the microscopic delivery of laser energy, ultrasound, electrosurgery, illumination and irrigation, often delivered in multiple combinations. Entity wide information is included in Note 7 to the unaudited condensed consolidated financial statements.
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

Revenues from our ophthalmic products constituted 60.3 percent and 56.0 percent of our total revenues for the three months ended October 29, 2008, and for the fiscal year ended July 31, 2008, respectively. Revenues from our neurosurgical products represented 24.1 percent and 25.8 percent for the three months ended October 29, 2008, and for the fiscal year ended July 31, 2008, respectively. Revenues from our Original Equipment Manufacturer (“OEM”) relationships represented 14.6 percent and 16.7 percent of our total revenues for the three months ended October 29, 2008, and the fiscal year ended July 31, 2008, respectively. In addition, other revenue was 1.0 percent of our total revenues for the three months ended October 29, 2008, and 1.5 percent of our total revenues for the fiscal year ended July 31, 2008.
International revenues of $3.5 million constituted 28.6 percent of our total revenues for the three months ended October 29, 2008, as compared to 28.4 percent as of the fiscal year ended July 31, 2008. We expect that the relative revenue contribution of our international sales will continue to rise for the remainder of fiscal 2009 and fiscal 2010 as a result of our continued efforts to expand our international distribution and direct sales force.
The Company initially engineered and produced prototype instruments designed to assist retinal surgeons in treating acute subretinal pathologies such as histoplasmosis and age-related macular degeneration. The Company developed a number of specialized lines of finely engineered microsurgical instruments, which today have grown to comprise a product catalogue of over 1,400 retinal surgical items including scissors, fiberoptics, cannulas, forceps and other reusable and disposable surgical instruments.
The Company has an integrated neurosurgical product line which includes the Omni® ultrasonic aspirator, a Malis® electrosurgical generator and precision neurosurgical instruments. Our neurosurgery product catalogue consists of over 300 neurosurgical items including energy source devices, disposable and reusable instruments and other disposable accessories.
The primary use of the Company’s Omni® ultrasonic aspirator in neurosurgery is tumor removal. The Company distributes the Omni® control module, handpieces and accessory tips in the United States, Canada, Australia, New Zealand, a portion of Latin and South Americas and all but two countries in Europe, Spain and Portugal. The control module and handpieces are manufactured by Miwatec Co., Ltd., a wholly-owned subsidiary of Mutoh Co. Ltd. of Japan. The accessory tips are manufactured by the Company. The Omni® system uses ultrasonic waves to cause vibration of a tip that emulsifies bone and tissue for removal and then may utilize suction to aspirate these bone and tissue fragments. The Omni® system is unique in its ability to cause the tip to oscillate torsionally allowing the surgeon to remove bone, a feature that is a safer alternative to a rotating drill in removing bone in or near critical anatomical structures in intracranial and spine surgery. The tips and disposable packs are manufactured at the Company’s facility in O’Fallon, Missouri.
In intracranial neurosurgery, a bipolar electrosurgical system is the modality of choice for tissue coagulation as compared to monopolar products. The popularity of the bipolar system is largely due to the efforts of the late Dr. Leonard I. Malis, who designed and developed the first commercial bipolar coagulator in 1955 and pioneered the use of bipolar electrosurgery for use in the brain.
The Company’s sales of its core neurosurgical products grew 15.3 percent during the three months ended October 29, 2008, compared to the prior year period. We anticipate that the Company is strategically positioned for future growth of our neurosurgical product line.

Recent Developments
On October 9, 2008, Alcon Research, Ltd. filed a lawsuit against the Company and Synergetics in the Northern District of Texas, Case No. 4-08CV-609-Y, alleging infringement of United States Patent No. 5,603,710; as such patent is amended by the Reexamination Certificate issued July 19, 2005. Alcon Research, Ltd. has requested enhanced damages based on an allegation of willful infringement, and has requested an injunction to stop the alleged acts of infringement. Because the complaint fails to identify a single product as infringing, at this stage the Company is left to guess at the basis for the suit. Aggregate sales revenue of products which may have any similarity with the referenced patent was approximately $400,000 for the last six fiscal years. The Company expects to raise meritorious defenses to the infringement suit.
On December 1, 2008, the Company amended its Revolving Credit Facility to extend the termination date through November 30, 2009. In addition, the bank removed the Company’s option to borrow at the bank’s prime lending rate. The Company’s borrowings are now priced at an interest rate of the LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio.
New Product Sales
The Company’s business strategy has been, and is expected to continue to be, the development, manufacture and marketing of new technologies for micro-surgery applications including the ophthalmic and neurosurgical markets. New products, which management defines as products first available for sale within the prior 24-month period, accounted for approximately 21 percent of total sales for the Company for the three months ended October 29, 2008, or approximately $2.5 million. This continued growth was primarily in our capital equipment products both in the ophthalmic and neurosurgery markets. Synergetics’ past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by Synergetics. In the last 24-month period, Synergetics has introduced 73 new items to the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.
Growth in Minimally Invasive Surgery Procedures
Minimally invasive surgery is surgery performed without making a major incision or opening. Minimally invasive surgery generally results in less patient trauma, decreased likelihood of complications related to the incision and a shorter recovery time. A growing number of surgical procedures are performed using minimally invasive techniques, creating a multi-billion dollar market for the specialized devices used in the procedures. Based on our micro-instrumentation capability, we believe we are ideally positioned to take advantage of this growing market. The Company has developed scissors having a single activating shaft as small as 30 gauge (0.012 inch, 0.3 millimeter in diameter). We also believe that we are the world leader in microfiber illumination technology as our PhotonTM, PhotonTM II and LumenTM light sources can transmit more light through a fiber of 300 micron diameter or smaller than any other light source in the world. These products were developed for ophthalmology and neurosurgery but have wide ranging minimally invasive surgical applications. The Company’s Malis® line of electrosurgical bipolar generators is the market share leader in neurosurgical generators worldwide. These generators produce a unique and patented waveform that has been developed and refined over many decades and has proven to cause less collateral tissue damage as compared to other competing generators. The Omni® power ultrasound system technology provides a new method for the minimally invasive removal of soft and fibrotic tissue, as well as bone removal. This technology is in its infancy, and we anticipate that, once fully developed, it will become a standard of care in multiple minimally invasive surgical applications. The Company has benefited from the overall growth in this market and expects to continue to benefit as it continues to introduce new and improved technologies targeting this market.

Demand Trends
Increased volume, product mix improvements and price contributed to the majority of sales growth for the Company during the three months ended October 29, 2008. Ophthalmic and neurosurgical procedures volume on a global basis continues to rise at an estimated 5.0 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in procedures volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgery market. Further, economic conditions may negatively impact capital expenditures at both the hospital and doctor level.
Pricing Trends
Through its strategy of delivering new and higher quality technologies, the Company has generally been able to maintain the average selling prices for its products in the face of downward pressure in the healthcare industry. However, increased competition in the market for the AdvantageTM electrosurgical generator has negatively impacted the Company’s selling prices on these devices. Further, economic conditions may be negatively impacting the Company’s selling prices for the Omni® ultrasonic aspirator.
Results Overview
During the fiscal quarter ended October 29, 2008, we had net sales of $12.2 million, which generated $7.1 million in gross profit, operating income of $1.2 million and net income of approximately $661,000, or $0.03 earnings per share. The Company had approximately $446,000 in cash and $14.2 million in interest-bearing debt and revenue bonds as of October 29, 2008. Management anticipates that cash flows from operations, together with available borrowings under our existing credit facilities, will be sufficient to meet working capital, capital expenditure and debt service needs for the next twelve months.
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
During July 2008, the Company realigned its field sales operations. The realignment was designed to position the Company to attain increased revenues and market share. A comprehensive study of the Company’s sales and marketing structure was undertaken, and as a result, a new and improved sales training system is being developed, higher recruitment standards are being implemented, individual and corporate objectives were linked with changes to the compensation structures and a defined sales process has been initiated.
During August 2008, the Company has begun to introduce lean manufacturing philosophies into the production environment. These philosophies were applied to our largest volume disposable product family where we were able to cut manufacturing times approximately in half. We plan to continue to apply the lean philosophy to one value stream at a time according to the financial importance to the Company. We will also be applying this philosophy to other departments in our organization, including purchasing, accounting and administration. In addition, the Company’s most recent acquisition, Medimold, is producing components which were previously supplied by outside vendors. Over the next fiscal year, select high volume plastic components will be introduced to this lower cost process. Our annual savings from this process is now projected to be over $300,000.

During August 2008, the Company has begun to utilize its Material Requirements Planning (“MRP”) within its information system to more efficiently schedule production work flow and priorities in its vertically integrated manufacturing processes. The Company is beginning to utilize this capability to manage its inventory more efficiently and gain benefits from its master production plan. In addition, the Company is continuing to work on establishing a standard cost system during fiscal year 2009. These improvements to the information system will give the Company the tools to measure its manufacturing performance against standards, provide enhanced budgeting capabilities and build more effective monitoring controls over inventory.
In October 2008, the Company initiated a thorough review and reprioritization of its research and development projects, leading to a decision to focus available resources on high priority projects with a concurrent reduction in the total number of projects from approximately 63 projects at the end of fiscal year 2008 to 38 projects as of October 29, 2008, a reduction of approximately 40 percent. In addition, it has begun to develop a uniform policies and procedures manual for its research and development initiatives.
Results of Operations
Three Month Period Ended October 29, 2008 Compared to Three Month Period Ended October 29, 2007
Net Sales
The following table presents net sales by category (dollars in thousands):

	Quarter Ended
			% Increase
	October 29, 2008	October 29, 2007	(Decrease)

Ophthalmic	$7,384	$6,365	16.0%
Neurosurgery	2,953	2,561	15.3%
OEM (Codman, Stryker and Iridex)	1,782	1,364	30.6%
Other	127	179	(29.1%)

Total	$12,246	$10,469	17.0%

Ophthalmic sales grew 16.0 percent in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Domestic ophthalmic sales increased 7.1 percent, while international sales increased 34.8 percent. Domestic ophthalmic sales management was recently reorganized. The Company continues to train its new, recently added territory managers and is beginning to see a return on its investment in a direct sales force in certain countries. Additionally, the Company expects that the VitraTM laser and the initial shipments of the SupraTM laser, which are expected to commence in the second quarter of fiscal 2009, will have positive impacts on net sales for the remainder of fiscal 2009.
Neurosurgery sales growth for the three months ended October 29, 2008 increased 15.3 percent as compared to the three months ended October 29, 2007. Domestic neurosurgery sales increased 20.1 percent and international sales increased 2.6 percent. The Company expects that sales of the Malis® AdvantageTM electrosurgical generator and the Omni® ultrasonic aspirator and their related disposables will continue to have a positive impact on net sales for the remainder of fiscal 2009.
OEM sales during the first fiscal quarter of 2009 increased 30.6 percent compared to the first fiscal quarter of 2008. Sales to Codman decreased 31.3 percent compared to the first fiscal quarter of 2008. This decrease was impacted by the decision to defer the consolidation of the Philadelphia operations into the O’Fallon operations, as this changed the timing of requested inventory deliveries. In addition, sales to Stryker increased considerably during the first quarter of fiscal 2009 compared to the first fiscal quarter of 2008, as the new generator we now produce for Stryker had not been released in the first quarter of 2008 and was not available until April of 2008. Sales to Stryker of the new generator are expected to positively impact revenue for the remainder of fiscal 2009 and fiscal 2010. Sales to Iridex Corporation (“Iridex”) of $77,000 added to the OEM sales growth.

The following table presents domestic and international net sales (dollars in thousands):

	Quarter Ended October 29,
	2008	2007	% Increase
United States (including OEM sales)	$8,746	$7,719	13.3%
International (including Canada)	3,500	2,750	27.3%

Total	$12,246	$10,469	17.0%

Domestic sales for the first quarter of fiscal 2009 compared to the same period of fiscal 2008 increased 13.3 percent as sales of domestic ophthalmology have increased due to higher vitreoretinal instrument sales and disposables, and sales of domestic neurosurgery have increased due to higher electrosurgical generator sales and their related disposables. The ophthalmology product line primarily contributed to the international sales growth of 27.3 percent for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.
Gross Profit
Gross profit as a percentage of net sales was 57.8 percent in the first quarter of fiscal 2009, compared to 62.3 percent for the same period in fiscal 2008. Gross profit as a percentage of net sales for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 decreased approximately five percentage points, primarily due to the change in mix toward higher international sales, pricing pressure on both ophthalmic and neurosurgical capital equipment and additional scrap costs experienced in manufacturing some of the Company’s products. The Company has implemented a scrap reduction initiative during the second quarter of fiscal 2009.
Operating Expenses
Research and development (“R&D”) as a percentage of net sales was 5.3 percent and 4.3 percent for the first quarter of fiscal 2009 and 2008, respectively. R&D costs increased to $652,000 in the first quarter of fiscal 2009 from $449,000 in the same period in fiscal 2008, reflecting an increase in spending on active, new product development projects focused on areas of strategic significance, partially offset by a decrease in costs associated with new products. The Company’s pipeline included approximately 38 active, major projects in various stages of completion as of October 29, 2008. The Company’s R&D headcount increased by 40.0 percent from October 29, 2007 to October 29, 2008. The Company has strategically targeted R&D spending as a percentage of net sales to be approximately 5.0 to 7.0 percent.
Sales and marketing expenses increased by approximately $193,000 to $3.2 million, or 26.5 percent of net sales, for the first fiscal quarter of 2009, compared to $3.1 million, or 29.1 percent for the first fiscal quarter of 2008. The decrease in sales and marketing expenses as a percentage of net sales, was primarily due to the 17.0 percent increase in sales, partially offset by an increase in sales and marketing headcount by 17.5 percent from October 29, 2007 to October 29, 2008.
General and administrative (“G&A”) expenses decreased by $219,000 during the first fiscal quarter of 2009 and as a percentage of net sales were 16.5 percent for the first fiscal quarter of 2009 as compared to 21.4 percent for the first fiscal quarter ended October 29, 2007. The Company’s legal expenses decreased by $118,000, as the costs associated with the Iridex lawsuit and subsequent settlement are no longer a significant factor. The Company also experienced a decrease of approximately $105,000 in outside consulting costs on the Company’s Sarbanes-Oxley compliance efforts, primarily due to efforts that further internalize the documentation processes and procedures.

Other Expenses
Other expenses for the first quarter of fiscal 2009 decreased 26.4 percent to $176,000 from $239,000 for the first quarter of fiscal 2008. The decrease was due primarily to a lower interest rate, as well as a reduced average balance on the Company’s working capital line of credit borrowings.
Operating Income, Income Taxes and Net Income
Operating income for the first quarter of fiscal 2009 was $1.2 million, as compared to operating income of $785,000 in the comparable 2008 fiscal period. The increase in operating income was primarily the result of 17.0 percent more net sales and $219,000 in decreased G&A expenses, partially offset by an approximate five percentage point decrease in gross profit margin, a $193,000 increase in sales and marketing expenses and a $203,000 increase in R&D expenditures.
The Company recorded a $326,000 provision on pre-tax income of $987,000, a 33.0 percent tax provision, in the quarter ended October 29, 2008. In the quarter ended October 29, 2007, the Company recorded an $189,000 tax provision on pre-tax income of $546,000, a 34.6 percent tax provision. In addition, the Company recorded a $40,000 increase in the research and experimentation credit during the quarter ended October 29, 2008.
Net income increased by $264,000 to $661,000 for the first quarter of fiscal 2009, from $397,000 for the same period in fiscal 2008. Basic and diluted earnings per share for the first quarter of fiscal 2009 increased to $0.03 from $0.02 for the first quarter of fiscal 2008. Basic weighted-average shares outstanding increased from 24,296,309 at October 29, 2007 to 24,440,861 at October 29, 2008.
Liquidity and Capital Resources
The Company had $446,000 in cash and total interest-bearing debt and revenue bonds payable of $14.2 million as of October 29, 2008.
Working capital, including the management of inventory and accounts receivable, is a key management focus. At October 29, 2008, the Company had an average of 61 days of sales outstanding (“DSO”) for the three month period ending October 29, 2008, unfavorable to July 31, 2008 by seven days. However, the 61 days of sales outstanding is one day favorable to October 29, 2007. The Company utilized the three month period to calculate DSO as it included the current growth in sales. The collection time for non-U.S. receivables is generally longer than comparable U.S. receivables, and as such, the increase in non-U.S. sales of 27.3 percent is unfavorably impacting the DSO calculation.
At October 29, 2008, the Company had 281 days of cost of sales in inventory on hand, unfavorable to July 31, 2008 by 63 days. However, the 281 days of sales in inventory is 15 days favorable to October 29, 2007. The 281 days of sales in inventory on hand at October 29, 2008 is slightly higher than what the Company considers reasonable and is based on anticipated levels of 250 to 275 days of sales. The Company utilized the three month period to calculate inventory on hand as it included the current growth in cost of goods sold.
Cash flows used in operating activities were $737,000 for the three months ended October 29, 2008, compared to cash flows provided by operating activities of approximately $162,000 for the comparable fiscal 2008 period. The decrease of $899,000 was attributable to net decreases applicable to net receivables, inventories and income taxes payable of $2.2 million offset by net increases applicable to net income, accounts payable and accrued expenses and other of $1.3 million.
Cash flows used in investing activities was $188,000 for the three months ended October 29, 2008, compared to cash used in investing activities of $315,000 for the comparable fiscal 2008 period. During the three months ended October 29, 2008, cash additions to property and equipment were $126,000, compared to $272,000 for the first three months of fiscal 2008. Decreases in cash additions in fiscal 2009 to property and equipment were lower as the Company completed its purchases of machinery and equipment for the R&D space in fiscal 2008.

Cash flows provided by financing activities were $871,000 for the three months ended October 29, 2008, compared to cash provided by financing activities of $146,000 for the three months ended October 29, 2007. The increase of $725,000 was attributable primarily to a decrease in the balance of excess of outstanding checks over the bank balance of $382,000, the increase in net borrowing on the lines-of-credit of $123,000 and decrease in payments of the revenues bonds and the long-term debt of $227,000.
The Company had the following committed financing arrangements as of October 29, 2008:
Revolving Credit Facility: The Company has a credit facility with Regions Bank (“Regions”) which allows for borrowings of up to $9.5 million with interest at an interest rate based on their prime lending rate or LIBOR plus 2.25 percent and adjusting each quarter based upon our leverage ratio. As of October 29, 2008, interest under the facility is charged at prime less 0.75 percent. The unused portion of the facility is charged at a rate of 0.20 percent. Borrowings under this facility at October 29, 2008 were $4.5 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expired on December 1, 2008. On December 1, 2008, the Company amended its Revolving Credit Facility to extend the termination date through November 30, 2009. As a condition of the extension, Regions removed the Company’s option to borrow at a rate based on their prime lending rate. The Company’s borrowings are now priced at an interest rate of the LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio.
The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 29, 2008, the leverage ratio was 1.90 times and the minimum fixed charge coverage ratio was 2.13 times. Current collateral availability under the line was approximately $3.9 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
Non-U.S. Receivables Revolving Credit Facility: The Company has a credit facility with Regions which allows for borrowings of up to $2.5 million with an interest rate based on their prime lending rate. The unused portion of the facility is not charged a fee. There were no borrowings under this facility at October 29, 2008. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. The line matures on June 4, 2009 and has no financial covenants. Current collateral availability under the line was approximately $1.7 million at October 29, 2008.
Equipment Line of Credit: On July 22, 2008, the Company amended this line of credit. The amendment consolidated all previous outstanding balances into a term note in the amount of $1,477,000 with monthly payments of approximately $41,000 and extended the equipment line of credit. The new consolidated note has a maturity date of July 22, 2011. Under this amended credit facility, the Company may borrow up to $1.0 million, with interest at Regions’ prime lending rate. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of October 29, 2008. The equipment line of credit has a maturity date of July 22, 2009.
Management believes that cash flows from operations, together with available borrowings under its new credit facilities, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months.
Critical Accounting Policies
The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2008. In the first three months of fiscal 2008, there were no changes to the significant accounting policies.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
The Company has two revolving credit facilities and an equipment line of credit facility in place. The primary revolving credit facility had an outstanding balance of $4.5 million at October 29, 2008 bearing interest at the prime rate less 0.75 percent. The non-U.S. revolving credit facility had no outstanding balance at October 29, 2008. Balances on this credit facility bear interest at the bank’s prime lending rate. The equipment line of credit facility had no outstanding balance at October 29, 2008, bearing interest at an effective interest rate at the prime rate. As a condition of the extension, Regions removed the Company’s option to borrow at a rate based on their prime lending rate. The Company’s borrowings are now priced at an interest rate of LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $90,000. The Company does not perform any interest rate hedging activities related to these three facilities.
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
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 29, 2008. Based on such review and evaluation, our principal executive officer and chief financial officer have concluded that, as of October 29, 2008, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of October 29, 2008.
Changes in Internal Control over Financial Reporting
During the first fiscal quarter ended October 29, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1 — Legal Proceedings
On April 17, 2008, the Company filed a lawsuit in the United States District Court for the Southern District of New York against Swiss-based Alcon, Inc. and its primary operating subsidiary in the U.S., Alcon Laboratories, Inc. (collectively “Alcon”). This suit is captioned Synergetics USA, Inc. v. Alcon Laboratories, Inc. and Alcon, Inc., Case No. 08-CIV-003669. The Company’s attorneys in this matter have agreed to represent the Company on a contingency-fee basis. In the complaint, the Company alleges that Alcon has used its monopoly power in the market for vitrectomy machines to control its customers’ purchasing decisions in favor of Alcon’s surgical illumination sources and associated accessories, for example by tying sales of its light pipes to sales of its patented fluid collection cassettes, which are required for each vitreoretinal surgery using Alcon’s market-dominant vitrectomy machine. The complaint describes further anti-competitive behaviors, which include commercial disparagement of the Company’s products; payment of grant monies to surgeons, hospitals and clinics in order to influence purchasing decisions; the maintenance of a large surgeon advisory board, many of the surgeons on which receive benefits far beyond their advisory contributions and are required to buy Alcon’s products; predatory pricing; an unlawful rebate program; and a threat to further lock out the Company from an associated market unless granted a license to use some of our key patented technologies. The Company requested both monetary damages and injunctive relief. On June 23, 2008, Alcon filed a pleading responsive to the complaint, denying all counts, asserting affirmative defenses, and stating a counterclaim in which Alcon alleges that the Company misappropriated trade secrets from Infinitech, a company acquired by Alcon in 1998. At present, deadlines for pre-trial activities in this suit are scheduled through January 2010. Pending before the court is a motion by Alcon to dismiss the Company’s compliant. The Company believes its complaint presents a sufficient basis to continue the proceedings on its claims.
On October 9, 2008, Alcon Research, Ltd. filed a lawsuit against the Company and Synergetics in the Northern District of Texas, Case No. 4-08CV-609-Y, alleging infringement of United States Patent No. 5,603,710, as such patent is amended by the Reexamination Certificate issued July 19, 2005. Alcon Research, Ltd. has requested enhanced damages based on an allegation of willful infringement, and has requested an injunction to stop the alleged acts of infringement. Because the complaint fails to identify a single product as infringing, at this stage the Company is left to guess at the basis for the suit. Aggregate sales revenue of products which may have any similarity with the referenced patent was approximately $400,000 for the last six fiscal years. On November 11, 2008, the Company answered the complaint with a general denial of infringement claims, as well as affirmative defenses and a request for the Court to make a declaration of non-infringement. The Company expects to raise meritorious defenses to the infringement suit.
In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of October 29, 2008, the Company has no litigation reserve recorded.
Item 1A — Risk Factors
The Company’s business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008. In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that, except as otherwise disclosed in this Item 1A, there have been no material changes to the Company’s risk factors since the date of filing the Annual Report on Form 10-K for the fiscal year ended July 31, 2008.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3 — Defaults Upon Senior Securities
None

Item 4 — Submission of Matters to a Vote of Security Holders
None
Item 5 — Other Information
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008.
Item 6 — Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Trademark Acknowledgements
Malis, the Malis waveform logo, Omni, Bident, Bi-Safe, Gentle Gel and Finest Energy Source for Surgery are our registered trademarks. Synergetics, the Synergetics’ logo, PHOTON, DualWave, COAG, Advantage, Microserrated, Microfiber, Solution, Tru-Micro, DDMS, Kryptonite, Diamond Black, Bullseye, Spetzler Claw, Spetzler Micro Claw, Spetzler Open Angle Micro Claw, Spetzler Barracuda, Spetzler Pineapple, Axcess, Veritas, Lumen and Lumenator product names are our trademarks. All other trademarks or tradenames appearing in this Form 10-Q are the property of their respective owners.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC. (Registrant)

December 8, 2008	/s/Robert Dick Robert Dick, Chairman of the Board of Directors
(Principal Executive Officer and Director)

December 8, 2008	/s/ Pamela G. Boone Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.