Form 10-Q
period 2009-02-03
SYNERGETICS USA INC
filed 2009-03-16
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 3, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of March 10, 2009 was 24,463,417 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of February 3, 2009 (Unaudited) and July 31, 2008
(Dollars in thousands, except share data)

	February 3, 2009	July 31, 2008
Assets
Current Assets
Cash and cash equivalents	$349	$500
Accounts receivable, net of allowance for doubtful accounts of approximately $255 and $250, respectively	8,427	8,593
Income taxes receivable	290	—
Inventories	16,770	14,568
Prepaid expenses	702	361
Deferred income taxes	561	527

Total current assets	27,099	24,549
Property and equipment, net	8,138	8,159
Goodwill	10,690	10,690
Other intangible assets, net	13,541	13,946
Patents, net	1,017	991
Deferred expenses	4	6
Cash value of life insurance	55	55

Total assets	$60,544	$58,396

Liabilities and Stockholders’ Equity
Current Liabilities
Lines-of-credit	6,644	3,287
Current maturities of long-term debt	1,839	1,823
Current maturities of revenue bonds payable	249	249
Accounts payable	2,277	2,776
Accrued expenses	2,641	2,659
Income taxes payable	—	1,071

Total current liabilities	$13,650	$11,865

Long-Term Liabilities
Long-term debt, less current maturities	3,785	4,309
Revenue bonds payable, less current maturities	3,518	3,642
Deferred income taxes	2,055	2,223

Total long-term liabilities	9,358	10,174

Total liabilities	23,008	22,039

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock at February 3, 2009 and July 31, 2008, $.001 par value, 50,000,000 shares authorized; 24,463,417 and 24,354,295 shares issued and outstanding, respectively	24	24
Additional paid-in capital	24,470	24,342
Retained earnings	13,042	11,991

Total stockholders’ equity	37,536	36,357

Total liabilities and stockholders’ equity	$60,544	$58,396

See Notes to Unaudited Condensed Consolidated Financial Statements

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
Three and Six Months Ended February 3, 2009 and January 31, 2008
(Dollars in thousands, except per share information)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	February 3, 2009	January 31, 2008	February 3, 2009	January 31, 2008
Sales	$13,652	$11,636	$25,898	$22,106
Cost of sales	5,811	4,882	10,977	8,826

Gross profit	7,841	6,754	14,921	13,280

Operating expenses
Research and development	854	697	1,506	1,147
Selling and marketing expenses	3,940	3,275	7,183	6,327
General and administrative	2,140	2,549	4,162	4,788

	6,934	6,521	12,851	12,262

Operating income	907	233	2,070	1,018

Other income (expense)
Interest income	—	3	2	4
Interest expense	(221)	(305)	(403)	(565)
Miscellaneous	(5)	(2)	(1)	18

	(226)	(304)	(402)	(543)

Income (loss) before provision for Income taxes	681	(71)	1,668	475
Provision (benefit) for income taxes	292	(17)	617	132

Net income (loss)	$389	$(54)	$1,051	$343

Earnings per share:
Basic	$0.02	$0.00	$0.04	$0.01

Diluted	$0.02	$0.00	$0.04	$0.01

Basic weighted-average common shares outstanding	24,451,904	24,312,930	24,446,561	24,304,800

Diluted weighted-average common shares outstanding	24,459,568	24,387,064	24,457,399	24,411,689

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Six months Ended February 3, 2009 and January 31, 2008
(Dollars in thousands)

	Six Months Ended	Six Months Ended
	February 3, 2009	January 31, 2008
Cash Flows from Operating Activities
Net income	$1,051	$343
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	887	992
Provision for doubtful accounts receivable	5	40
Stock-based compensation	128	92
Deferred income taxes	(202)	(119)
Loss on sale of assets	—	5
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	161	(115)
Income taxes receivable	(290)	152
Inventories	(2,202)	(602)
Prepaid expenses	(341)	(89)
(Decrease) in:
Accounts payable	(499)	(1,127)
Accrued expenses	(18)	(102)
Income taxes payable	(1,071)	—

Net cash used in operating activities	(2,391)	(530)

Cash Flows from Investing Activities
Increase in deferred expenses	(4)	(51)
Proceeds from sale of equipment	—	19
Purchase of property and equipment	(425)	(621)
Acquisition of patents and other intangibles	(56)	(62)

Net cash used in investing activities	(485)	(715)

Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	—	(41)
Net borrowings on lines-of-credit	3,357	2,145
Principal payments on revenue bonds payable	(124)	(124)
Principal payments on long-term debt	(246)	(525)
Payments on debt incurred for acquisition of trademark	(262)	(246)
Proceeds from stock options exercised	—	22

Net cash provided by financing activities	2,725	1,231

Net decrease in cash and cash equivalents	(151)	(14)
Cash and cash equivalents
Beginning	500	167

Ending	$349	$153

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular information reflects dollars in thousands, except share and per share information)
Note 1. General
     Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005 in connection with the merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA, Inc. is a leading medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical instruments, accessories and disposables of the highest quality in order to assist and enable microsurgeons around the world to provide a better quality of life for their patients. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri and Philadelphia, Pennsylvania. During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.
     Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods, the Company uses a 21 business day per month reporting cycle with the exception of leap year when the extra shipping day is included in the second quarter. As such, the information presented in the Form 10-Q is for the three and six month periods October 30, 2008 through February 3, 2009 and August 1, 2008 through February 3, 2009, respectively, and from October 30, 2007 through January 31, 2008, and from August 1, 2007 through January 31, 2008, respectively. As such, the three month period in 2009 contains 63 business days and the six month period in 2009 contains 126 business days, while the three month period in 2008 contains 64 business days and the six month period in 2008 contains 127 business days.
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 3, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2008, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 14, 2008 (the “Annual Report”).
Note 2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in the Annual Report. In the first six months of fiscal 2009, no accounting policies were changed other than the Company’s adoption of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).
In May 2008, the FASB issued SFAS 162 which identifies the sources of accounting principles generally accepted in the United States. SFAS 162 is effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on our consolidated statements of financial position, operations or cash flows.
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

Note 3. Distribution Agreements
     The Company sells a portion of its electrosurgical generators and accessories to a U.S. based national and international distributor as described below:
Codman & Shurtleff, Inc. (“Codman”)
     In the neurosurgical market, our bipolar electrosurgical system has been sold for over 25 years through a distribution agreement with Codman. On January 9, 2006, the Company executed a three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories. In addition, the Company entered into a three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. On January 7, 2009, both agreements were extended through March 31, 2009. Ongoing negotiations for longer term agreements between the two companies continue.
     Net sales to Codman amounted to approximately $1,439,000 for the three month period ended February 3, 2009 and $1,140,000 for the three month period ended January 31, 2008, $2,595,000 for the six month period ended February 3, 2009 and $2,454,000 for the six month period ended January 31, 2008. This represented 10.5, 9.8, 10.0 and 11.1 percent of net sales for the three months ended February 3, 2009 and January 31, 2008, and for the six months ended February 3, 2009 and January 31, 2008, respectively.
Note 4. Stock-Based Compensation
Stock Option Plans
The following table provides information about awards outstanding at February 3, 2009:

	Six Months Ended February 3, 2009
		Weighted-
		Average	Weighted-
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding, beginning of period	436,735	$2.35	$1.94
For the period from August 1, 2008 through February 3, 2009:
Granted	93,000	0.95	0.75
Forfeited	—	—	—
Exercised	—	—	—

Options outstanding, end of period	529,735	$2.11	$1.73

Options exercisable, end of period	400,630	$2.46	$2.03

     During the second quarter of fiscal 2009, there were 40,000 options granted to the independent directors, 48,000 options granted to the new Chief Executive Officer (“CEO”) and 5,000 options granted to the Chief Scientific Officer. These options vest pro-ratably on a quarterly basis over the next year of service. Therefore, the Company recorded $5,000 of compensation expense for the six months ended February 3, 2009 with respect to these options. The Company recorded an additional compensation expense of $33,000 for options granted to members of the Board of Directors in prior periods along with $4,000 for options granted to employees in prior periods for the six months ended February 3, 2009. The fair value of options granted during the prior fiscal year was determined at the date of the grant using a Black-Sholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	1.5%
Expected average life (in years)	5
Expected volatility	69.2%
Expected dividend yield	0.0%

The expected average risk-free rate is based on the 5 year U.S. treasury yield curve in December 2008. The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of Synergetics USA, Inc.’s common stock. The expected dividend yield is based on historical information and management’s plan.
Restricted Stock Plans
     Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), our common stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five year vesting period or at the end of the fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the six months ended February 3, 2009, 86,566 shares were granted to employees and 22,556 shares were granted to Advisory Directors under the restricted stock plan, and compensation expense associated with all outstanding shares of restricted stock was $69,000 for the six months ended February 3, 2009. Compensation expense related to shares granted in previous years was $17,000. As of February 3, 2009, there was approximately $362,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted-average period of five years.
Note 5. Supplemental Balance Sheet Information
Inventories

	February 3,	July 31,
	2009	2008
Raw material and component parts	$6,794	$5,499
Work-in-progress	3,102	2,495
Finished goods	6,874	6,574

	$16,770	$14,568

Property and equipment

	February 3,	July 31,
	2009	2008
Land	$730	$730
Building and improvements	5,727	5,720
Machinery and equipment	5,039	4,959
Furniture and fixtures	708	680
Software	333	332
Construction in process	340	30

	12,877	12,451
Less accumulated depreciation	4,739	4,292

	$8,138	$8,159

Other Intangible Assets
     Information regarding the Company’s other intangible assets is as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
		February 3, 2009

Proprietary know-how	$4,057	$1,156	$2,901
Trademark	5,923	—	5,923
Licensing agreements	5,834	1,117	4,717
Patents	1,387	370	1,017

	$17,201	$2,643	$14,558

		July 31, 2008

Proprietary know-how	$4,057	$1,017	$3,040
Trademark	5,923	—	5,923
Licensing agreements	5,834	851	4,983
Patents	1,315	324	991

	$17,129	$2,192	$14,937

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
     Estimated amortization expense on other intangibles for the remaining six months of fiscal year ending July 31, 2009 and the next four years thereafter is as follows (dollars in thousands):

Periods Ending July 31:	Amount

Fiscal Year 2009 (remaining 6 months)	$435
Fiscal Year 2010	842
Fiscal Year 2011	619
Fiscal Year 2012	565
Fiscal Year 2013	563
Amortization expense for the six months ended February 3, 2009 was $441,000.
Pledged assets; short and long-term debt (excluding revenue bonds payable)
Short-term debt as of February 3, 2009 and July 31, 2008 consisted of the following:
     Revolving Credit Facility: The Company has a credit facility with Regions Bank (“Regions”) which allows for borrowings of up to $9.5 million with interest at an interest rate based on LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of February 3, 2009, interest under the facility is charged at 2.46 percent. The unused portion of the facility is charged at a rate of 0.20 percent. Borrowings under this facility at February 3, 2009 were $6.6 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires on November 30, 2009.
     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of February 3, 2009, the leverage ratio was 1.87 times and the minimum fixed charge coverage ratio was 2.25 times. Collateral availability under the line as of February 3, 2009 was approximately $1.5 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
     Non-U.S. Receivables Revolving Credit Facility: The Company has a credit facility with Regions which allows for borrowings of up to $2.5 million with an interest rate based on their prime lending rate. The unused portion of the facility is not charged a fee. There were no borrowings under this facility at February 3, 2009. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. The line matures on June 4, 2009 and has no financial covenants. Current collateral availability under the line was approximately $1.9 million at February 3, 2009.
     Equipment Line of Credit: On July 22, 2008, the Company amended this line of credit. The amendment consolidated all previous outstanding balances into a term note in the amount of $1,477,000 with monthly payments of approximately $41,000 and extended the equipment line of credit. The new consolidated note has a maturity date of July 22, 2011. Under this amended credit facility, the Company may borrow up to $1.0 million, with interest at Regions’ prime lending rate. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of February 3, 2009. The equipment line of credit has a maturity date of July 22, 2009.

     Long-term debt as of February 3, 2009 and July 31, 2008 consisted of the following:

	February 3,	July 31,
	2009	2008
Note payable to bank, due in monthly installments of $41,022 beginning August 2008 plus interest at a rate of 5.0 percent, remaining balance due July 31, 2011, collateralized by substantially all assets of the Company	$1,231	$1,477

Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00 percent, remaining balance of $1,918,848, including contractual interest payments, due December 2011, collateralized by the Malis® trademark	1,744	2,006

Settlement obligation to Iridex Corporation, due in annual installments of $800,000 which includes interest at an imputed rate of 8.00 percent, remaining balance of $3,200,000 including the effects of imputing interest, due April 15, 2012	2,649	2,649

	5,624	6,132

Less current maturities	1,839	1,823

Long-term portion	$3,785	$4,309

Note 6. Commitments and Contingencies
     The Company entered into three-year employment agreements with its Chief Operating Officer and its Chief Scientific Officer, which expired on September 22, 2008. On August 1, 2007, the Company entered into a three-year employment agreement with its Executive Vice President and Chief Financial Officer. In the event such executive officer is terminated without cause, or if such executive officer resigns for good reason, such executive officer shall be entitled to her base salary and health care benefits for fifteen additional months.
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
     On January 29, 2009, the Company entered into a change of control agreement with its new CEO, David M. Hable, which provides that if employment is terminated within one year following a Change in Control for Cause or Disability (as each term is defined in the change in control agreement), as a result of his death or by the CEO other than as Involuntary Termination (as defined in the change in control agreement), the Company shall pay the CEO all compensation earned or accrued through his employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which he is entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).
     If the CEO’s employment is terminated within one year following a change in control without cause and for any reason other than death or disability, including involuntary termination, and provided he enters into a separation agreement within 30 days of his employment termination, he shall receive the following in a lump sum (“Early Severance”): (i) all Standard Compensation Due; (ii) an amount equal to one-half times his annual base salary at the rate in effect immediately prior to the Change in Control; and (iii) as compensation for certain lost benefits, an amount equal to 10% of his base salary at the rate in effect immediately prior to the change in control. If such termination occurs during the period that is 6 to 12 months after the CEO’s Start Date (as defined in the change in control agreement), he shall receive in a lump sum the Early Severance and an additional amount equal to the sum of one-twelfth times his base salary for each month of employment completed between 7 and 12 months after his Start Date. If the CEO is terminated at any time after the first anniversary of his Start Date, he shall receive the following (“Ordinary Severance”): (i) all Standard Compensation Due; (ii) an amount equal to one times his annual base salary at the rate in effect immediately prior to the Change in Control; and (iii) any amount payable as of the termination date under the Company’s objectives-based incentive plan. Such Ordinary Severance shall be paid in 12 equal monthly installments beginning in the month following the CEO’s employment termination. Furthermore, all of the CEO’s awards of shares or options shall immediately vest and be exercisable for one year after the date of his employment termination.
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
Note 7. Entity Wide Information
     The following tables present the entity wide disclosures for net sales:

	Three Months Ended		Six Months Ended
	February 3,	January 31,	February 3,	January 31,
	2009	2008	2009	2008
Product Line:
Ophthalmic	$7,466	$6,863	$14,850	$13,228
Neurosurgical	3,816	3,320	6,769	5,970
OEM (Codman, Stryker and Iridex)	2,263	1,213	4,045	2,489
Other (ENT and Dental)	107	240	234	419

Total	$13,652	$11,636	$25,898	$22,106

Region Specific:
Domestic	$9,195	$8,246	$17,941	$15,955
International	4,457	3,390	7,957	6,151

Total	$13,652	$11,636	$25,898	$22,106

Revenues are attributed to countries based upon the location of end-user customers or distributors.
Note 8. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) which related to the definition of fair value, the methods used to estimate fair value and the requirement of expanded disclosures about estimates of fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Positions (“FSP”) FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provision of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. SFAS 157 will be adopted by the Company on August 1, 2009. At this time, we have not completed our review and assessment of the impact of adoption of SFAS 157.

     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), which replaced SFAS No. 141, “Business Combinations.” SFAS 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interests in the acquiree and the goodwill acquired. SFAS 141 (R) also establishes disclosure requirements that will enable users of the financial statements to better evaluate the nature and financial effects of the business combination. SFAS 141 (R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will be applied if we consummate an acquisition on or after August 1, 2009.
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
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions are Participating Securities.” This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of adoption of FSP EITF 03-6-1 on our consolidated financial position, results of operations and cash flows.
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
Overview
     Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a leading medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical instruments, accessories and disposables of the highest quality in order to assist and enable microsurgeons around the world to provide a better quality of life for their patients. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, hand-held instruments and the microscopic delivery of laser energy, ultrasound, electrosurgery, illumination and irrigation, often delivered in multiple combinations. Entity wide information is included in Note 7 to the unaudited condensed consolidated financial statements.
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
     Revenues from our ophthalmic products constituted 57.4 percent and 56.0 percent of our total revenues for the six months ended February 3, 2009, and for the fiscal year ended July 31, 2008, respectively. Revenues from our neurosurgical products represented 26.1 percent and 25.8 percent for the six months ended February 3, 2009, and for the fiscal year ended July 31, 2008, respectively. Revenues from our Original Equipment Manufacturer (“OEM”) relationships represented 15.6 percent and 16.7 percent of our total revenues for the six months ended February 3, 2009, and the fiscal year ended July 31, 2008, respectively. In addition, other revenue was 0.9 percent of our total revenues for the six months ended February 3, 2009, and 1.5 percent of our total revenues for the fiscal year ended July 31, 2008.
     International revenues of $8.0 million constituted 30.7 percent of our total revenues for the six months ended February 3, 2009, as compared to 28.4 percent as of the fiscal year ended July 31, 2008. We expect that the relative revenue contribution of our international sales will continue to rise for the remainder of fiscal 2009 and fiscal 2010 as a result of our continued efforts to expand our international distribution and direct sales.
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

     The Company has an integrated neurosurgical product line which includes the Omni® ultrasonic aspirator, Malis® electrosurgical generators and precision neurosurgical instruments. Our neurosurgical product catalogue consists of over 300 neurosurgical items including energy source devices, disposable and reusable instruments and other disposable and reusable accessories.
     The primary use of the Company’s Omni® ultrasonic aspirator in neurosurgery is tumor removal. The Company distributes the Omni® control module, handpieces and accessory tips in the United States, Canada, Australia, New Zealand, a portion of Latin and South Americas and in all but two countries in Europe, Spain and Portugal. The control module and handpieces are manufactured by Miwatec Co., Ltd., a wholly-owned subsidiary of Mutoh Co. Ltd. of Japan. The tips and disposable packs are manufactured at the Company’s facility in O’Fallon, Missouri.
     In intracranial neurosurgery, a bipolar electrosurgical system is the modality of choice for tissue coagulation as compared to monopolar products. The popularity of the bipolar system is largely due to the efforts of the late Dr. Leonard I. Malis, who designed and developed the first commercial bipolar coagulator in 1955 and pioneered the use of bipolar electrosurgery for use in the brain.
     The Company’s sales of its neurosurgical products grew 13.4 percent during the six months ended February 3, 2009, compared to the prior year period. We anticipate that the Company is strategically positioned for future growth of our neurosurgical product line.
Recent Developments
     On January 7, 2009, the Company announced the signing of a 3 month extension of the current distribution and licensing agreements with Codman, as ongoing negotiations for longer term agreements between the two companies continue. Under the terms of the extension, Codman will continue to market and distribute certain bipolar generators and related disposables and accessories supplied by Synergetics. Additionally, Synergetics and Codman extended the license agreement providing for the continued licensing of Synergetics’ Malis® trademark to Codman for use with certain of its products, including those covered by the distribution agreement.
     On January 29, 2009, the Company announced the appointment of David M. Hable as President and Chief Executive Officer, and a member of the Board of Directors, effective immediately. Mr. Hable is a veteran of the medical device industry with over 28 years of experience. As CEO, Mr. Hable assumed responsibility for the overall management of the Company’s operations.
     On February 25, 2009, Alcon Research, Ltd., Alcon Laboratories, Inc., and Alcon, Inc. filed a lawsuit against the Company and Synergetics in the Northern District of Texas, Case No. 4-09CV-127-A, alleging infringement of United States Patent No. 5,318,560 and infringement of and unfair competition with respect to three trademarks, namely Alcon®, Accurus® and Grieshaber®. The plaintiffs have requested enhanced damages based on an allegation of willful infringement of both the patent and the trademarks, and have requested an injunction to stop the alleged acts of infringement. The Company expects to raise meritorious defenses to the claims in this patent and trademark infringement suit.
New Product Sales
     The Company’s ongoing business strategy is the development, manufacture and marketing of new technologies for micro-surgery applications including the ophthalmic and neurosurgical markets. New products, which management defines as products first available for sale within the prior 24-month period, accounted for approximately 17.6 percent of total sales for the Company for the six months ended February 3, 2009, or approximately $4.6 million. Synergetics’ past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by Synergetics. In the last 24-month period, Synergetics has introduced 57 new items to the ophthalmic and neurosurgical markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.

Growth in Minimally Invasive Surgery Procedures
     Minimally invasive surgery is surgical procedure performed without making a major incision or opening. Minimally invasive surgery generally results in less patient trauma, decreased likelihood of complications related to the incision and a shorter recovery time. A growing number of surgical procedures are performed using minimally invasive techniques, creating a multi-billion dollar market for the specialized devices used in the procedures. Based on our micro-instrumentation capability, we believe we are ideally positioned to take advantage of this growing market. The Company has developed scissors having a single activating shaft as small as 30 gauge (0.012 inch, 0.3 millimeter in diameter). We also believe that we are the world leader in microfiber illumination technology as our PhotonTM, PhotonTM II and LumenTM light sources can transmit more light through a fiber of 300 micron diameter or smaller than any other light source in the world. These products were developed for ophthalmology and neurosurgery but have wide ranging minimally invasive surgical applications. The Company’s Malis® line of electrosurgical bipolar generators is the market share leader in neurosurgical generators worldwide. These generators produce a unique and patented waveform that has been developed and refined over many decades and has proven to cause less collateral tissue damage as compared to other competing generators.
Demand Trends
     Increased volume, product mix improvements and price contributed to the majority of sales growth for the Company during the six months ended February 3, 2009. Ophthalmic and neurosurgical procedures volume on a global basis continues to rise at an estimated 5.0 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support development in procedure volume, continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgical market. Further, economic conditions may negatively impact capital expenditures at the hospital or surgical center and doctor level.
Pricing and Volume Trends
     Through its strategy of delivering new and higher quality technologies, the Company has generally been able to maintain the average selling prices for its products in the face of downward pressure in the healthcare industry. However, increased competition in the market for the AdvantageTM electrosurgical generator has negatively impacted the Company’s selling prices on these devices. Further, economic conditions are negatively impacting the volume of the Company’s capital equipment sales.
Results Overview
     During the fiscal quarter ended February 3, 2009, we had net sales of $13.7 million, which generated $7.8 million in gross profit, operating income of $907,000 and net income of approximately $389,000, or $0.02 earnings per share. The Company had approximately $349,000 in cash and $16.0 million in interest-bearing debt and revenue bonds as of February 3, 2009. Management anticipates that cash flows from operations, together with available borrowings under our existing credit facilities, will be sufficient to meet working capital, capital expenditure and debt service needs for the remainder of fiscal 2009.
Our Business Strategy
     Our mission is to design, manufacture and market innovative microsurgical instruments, accessories and disposables of the highest quality in order to assist and enable microsurgeons around the world to provide a better quality of life for their patients. Our goal is to become a global leader through:
•	continuous improvement and development of our people,

•	continuous improvement and development of our manufacturing processes,

•	continuous improvement of our information systems; and

•	continuous improvement of our research and development initiatives.

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
     During August 2008, the Company began to introduce lean manufacturing philosophies into the production environment. These philosophies were applied to two of our largest volume disposable product families where we were able to cut manufacturing times and required floor space approximately in half. We plan to continue to apply the lean philosophy to one value stream at a time according to the value stream’s financial importance to the Company. We will also be applying this philosophy to other departments in our organization, including purchasing, accounting and administration. In addition, the Company’s most recent acquisition, Medimold, is producing components which were previously supplied by outside vendors. Over the next fiscal year, select high volume plastic components will be introduced to this lower cost, injection-molding process. Our annual savings from this process is now projected to be over $300,000.
     During August 2008, the Company began to utilize its Material Requirements Planning (“MRP”) within its information system to more efficiently schedule production work flow and priorities in its vertically integrated manufacturing processes. The Company will use this capability to manage its inventory more efficiently and gain additional benefits from its master production plan. These improvements to the information system will give the Company the tools to measure its manufacturing performance against planned costs as well as provide enhanced budgeting capabilities and build more effective monitoring controls over inventory. In February 2009, the Company began to upgrade its current Enterprise Resource Planning (“ERP”) system with a focus on its sales and order entry system, lot traceability, inventory bar coding and permit monthly closing with simultaneous reporting of monthly information as necessary to provide management with the tools for more timely decisions.
     In October 2008, the Company initiated a thorough review and reprioritization of its research and development projects, leading to a decision to focus available resources on high priority projects with a concurrent reduction in the total number of projects. The Company’s product development pipeline included 40 active projects as of February 3, 2009. In addition, the Company is developing a uniform policies and procedures manual for its research and development initiatives.
Results of Operations
Three Month Period Ended February 3, 2009 Compared to Three Month Period Ended January 31, 2008
Net Sales
The following table presents net sales by category (dollars in thousands):

	Quarter Ended		% Increase
	February 3, 2009	January 31, 2008	(Decrease)
Ophthalmology	$7,466	$6,863	8.8%
Neurosurgery	3,816	3,320	14.9%
OEM (Codman, Stryker and Iridex)	2,263	1,213	86.6%
Other	107	240	(55.4%)

Total	$13,652	$11,636	17.3%

     Ophthalmic sales grew 8.8 percent in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Domestic ophthalmic sales decreased 2.5 percent, while international sales increased by 31.5 percent. Domestic ophthalmic sales management was recently reorganized. The Company continues to train its recently added territory managers and is beginning to see a return on its investment in direct sales in certain countries. Additionally, the Company expects that the VitraTM laser and the initial shipments of the SupraTM laser, which shipments commenced in the second quarter of fiscal 2009, will have positive impacts on net sales for the remainder of fiscal 2009.

     Neurosurgical sales growth for the three months ended February 3, 2009 increased 14.9 percent as compared to the three months ended January 31, 2008. Domestic neurosurgical sales increased 10.9 percent and international sales increased 30.8 percent. The Company expects that sales of its neurosurgical disposables will continue to have a positive impact on net sales for the remainder of fiscal 2009.
     OEM sales during the second fiscal quarter of 2009 increased 86.6 percent compared to the second fiscal quarter of 2008. Sales to Codman increased 26.2 percent compared to the second fiscal quarter of 2008. This increase was primarily due to an increase in the sales of OEM disposables. Sales to Stryker of the new generator have positively impacted revenue for the current fiscal quarter and are expected to continue this trend for the remainder of fiscal 2009 and fiscal 2010. Sales to Iridex Corporation (“Iridex”) of $129,000 added to the OEM sales growth.
The following table presents domestic and international net sales (dollars in thousands):

	Quarter Ended
	February 3, 2009	January 31, 2008	% Increase
United States (including OEM sales)	$9,195	$8,246	11.5%
International (including Canada)	4,457	3,390	31.5%

Total	$13,652	$11,636	17.3%

     Domestic sales for the second quarter of fiscal 2009 compared to the same period of fiscal 2008 increased 11.5 percent. Domestic neurosurgical sales and OEM sales have increased due to higher disposable sales partially offset by weaker capital equipment sales. The international sales growth of 31.5 percent was evenly contributed to by both ophthalmology and neurosurgery.
Gross Profit
     Gross profit as a percentage of net sales was approximately 57.4 percent in the second quarter of fiscal 2009, compared to 58.0 percent for the same period in fiscal 2008. Gross profit as a percentage of net sales for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 decreased approximately one percentage point, primarily due to the change in mix toward higher international sales and pricing pressure on both ophthalmic and neurosurgical capital equipment.
Operating Expenses
     Research and development (“R&D”) as a percentage of net sales was 6.3 percent and 6.0 percent for the second quarter of fiscal 2009 and 2008, respectively. R&D costs increased to $854,000 in the second quarter of fiscal 2009 from $697,000 in the same period in fiscal 2008, reflecting an increase in spending on active, new product development projects focused on areas of strategic significance. The Company’s pipeline included approximately 40 active projects in various stages of completion as of February 3, 2009. The Company’s R&D headcount increased by 7.7 percent from January 31, 2008 to February 3, 2009. The Company has strategically targeted R&D spending as a percentage of net sales to be approximately 5.0 to 7.0 percent.
     Sales and marketing expenses increased by approximately $665,000 to $3.9 million, or 28.9 percent of net sales, for the second fiscal quarter of 2009, compared to $3.3 million, or 28.1 percent for the second fiscal quarter of 2008. The increase in sales and marketing expenses as a percentage of net sales was primarily due to the 17.3 percent increase in sales and an increase in sales and marketing headcount by 9.7 percent from January 31, 2008 to February 3, 2009.
     General and administrative (“G&A”) expenses decreased by $409,000 during the second fiscal quarter of 2009 and as a percentage of net sales were 15.7 percent for the second fiscal quarter of 2009 as compared to 21.9 percent for the second fiscal quarter ended January 31, 2008. The Company’s legal expenses decreased by approximately $18,000 and outside consulting costs, specifically those related to Sarbanes-Oxley compliance efforts, decreased approximately $145,000 due to further internalization of the documentation processes and procedures. Directors’ fees increased $41,000 due to each Director serving as the principal executive officer of the Company on a weekly rotating basis while searching for a new CEO.

Other Expenses
     Other expenses for the second quarter of fiscal 2009 decreased 25.7 percent to $226,000 from $304,000 for the second quarter of fiscal 2008. The decrease was primarily due to a lower interest rate, as well as a reduced average balance on the Company’s working capital line of credit borrowings.
Operating Income, Income Taxes and Net Income
     Operating income for the second quarter of fiscal 2009 was $907,000 as compared to operating income of $233,000 in the comparable 2008 fiscal period. The increase in operating income was primarily the result of 17.3 percent more net sales partially offset by a $929,000 increase in the cost of sales, a $157,000 increase in R&D expenditures, a $665,000 increase in sales and marketing expenses partially offset by a decrease of $409,000 in G&A expense.
     The Company recorded a $292,000, or 42.9 percent, provision, on pre-tax income of $681,000 in the quarter ended February 3, 2009. In the quarter ended January 31, 2008, the Company recorded a $17,000, or 23.9 percent, credit provision on a pre-tax loss of $71,000. The increase in the effective tax rate during the second quarter was primarily attributed to higher losses on the Company’s foreign subsidiaries which could not be fully recognized.
     Net income increased by $443,000 to $389,000 for the second quarter of fiscal 2009, compared to a loss of $54,000 for the same period in fiscal 2008. Basic and diluted earnings per share for the second quarter of fiscal 2009 increased to $0.02 from $0.00 for the second quarter of fiscal 2008. Basic weighted-average shares outstanding increased from 24,312,930 at January 31, 2008 to 24,451,904 at February 3, 2009.
Six Month Period Ended February 3, 2009 Compared to Six Month Period Ended January 31, 2008
Net Sales
The following table presents net sales by category (dollars in thousands):

	Six Months Ended
			% Increase
	February 3, 2009	January 31, 2008	(Decrease)
Ophthalmology	$14,850	$13,228	12.3%
Neurosurgery	6,769	5,970	13.4%
OEM (Codman, Stryker and Iridex)	4,045	2,489	62.5%
Other	234	419	(44.2%)

Total	$25,898	$22,106	17.2%

     Ophthalmic sales grew 12.3 percent in the first six months of fiscal 2009 compared to the same period of fiscal 2008. Domestic ophthalmic sales increased 2.1 percent, while international sales increased 33.0 percent. Domestic ophthalmic sales management was recently reorganized. The Company continues to train its recently added territory managers and is beginning to see a return on its investment in direct sales in certain countries. Additionally, the Company expects that the VitraTM laser and the initial shipments of the SupraTM laser, which shipments commenced in the second quarter of fiscal 2009, will have positive impacts on net sales for the remainder of fiscal 2009.
     Neurosurgical sales growth for the six months ended February 3, 2009 increased 13.4 percent as compared to the six months ended January 31, 2008. Domestic neurosurgical sales increased 15.2 percent and international sales increased 19.9 percent. The Company expects that sales of the electrosurgical generator and its neurosurgical disposables will continue to have a positive impact on net sales for the remainder of fiscal 2009.
     OEM sales during the first six months of fiscal 2009 increased 62.5 percent compared to the first six months of fiscal 2008. Sales to Codman increased 5.8 percent compared to the first six months of fiscal 2008. This increase was impacted by the decision to defer the consolidation of the Philadelphia operations into the O’Fallon operations, as this changed the timing of requested inventory deliveries. In addition, sales to Stryker increased considerably during the first six months of fiscal 2009 compared to the first six months of fiscal 2008, as the new generator we now produce for Stryker had not been released in the first six months of fiscal 2008 and was not available until April of 2008. Sales to Stryker of the new generator are expected to positively impact revenue for the remainder of fiscal 2009 and fiscal 2010. Sales to Iridex of $279,000 added to the OEM sales growth.
     The following table presents domestic and international net sales (dollars in thousands):

	Six Months Ended
	February 3, 2009	January 31, 2008	% Increase
United States (including OEM sales)	$17,941	$15,955	12.4%
International (including Canada)	7,957	6,151	29.4%

Total	$25,898	$22,106	17.2%

     Domestic sales for the first six months of fiscal 2009 compared to the same period of fiscal 2008 increased 12.4 percent as sales of domestic ophthalmology have increased due to higher capital equipment and disposable sales. Sales of domestic neurosurgery have increased primarily due to higher disposable sales partially offset by weaker capital equipment sales. Both the ophthalmology and neurosurgery product lines contributed to the international sales growth of 29.4 percent for the first six months of fiscal 2009 compared to the first six months of fiscal 2008.
Gross Profit
     Gross profit as a percentage of net sales was 57.6 percent in the first six months of fiscal 2009, compared to 60.1 percent for the same period in fiscal 2008. Gross profit as a percentage of net sales for the first six months of fiscal 2009 compared to the first six months of fiscal 2008 decreased approximately two and one half percentage points, primarily due to the change in mix toward higher international sales, pricing pressure on both ophthalmic and neurosurgical capital equipment and additional scrap costs experienced in manufacturing some of the Company’s products. The Company implemented a scrap reduction initiative during the second quarter of fiscal 2009.
Operating Expenses
     R&D as a percentage of net sales was 5.8 percent and 5.2 percent for the first six months of fiscal 2009 and 2008, respectively. R&D costs increased to $1.5 million in the first six months of fiscal 2009 from $1.1 million in the same period in fiscal 2008, reflecting an increase in spending on active, new product development projects focused on areas of strategic significance. The Company’s pipeline included approximately 40 active projects in various stages of completion as of February 3, 2009. The Company’s R&D headcount increased by 7.7 percent from January 31, 2008 to February 3, 2009. The Company has strategically targeted R&D spending as a percentage of net sales to be approximately 5.0 to 7.0 percent.
     Sales and marketing expenses increased by approximately $856,000 to $7.2 million, or 27.7 percent of net sales, for the first six months of fiscal 2009, compared to $6.3 million, or 28.6 percent for the first six months of fiscal 2008. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to the 17.2 percent increase in sales and an increase in sales and marketing headcount by 9.7 percent from January 31, 2008 to February 3, 2009.
     G&A expenses decreased by $626,000 during the first six months of fiscal 2009 and as a percentage of net sales were 16.1 percent for the first six months of fiscal 2009 as compared to 21.7 percent for the first six months ended January 31, 2008. The Company’s legal expenses decreased by $137,000, as the legal costs associated with the misappropriation of trade secrets by two former employees are no longer a significant factor. The Company also experienced a decrease of approximately $250,000 in outside consulting costs on the Company’s Sarbanes-Oxley compliance efforts, primarily due to efforts that further internalize the documentation processes and procedures. Directors’ fees increased $154,000 due to each Director serving as the principal executive officer of the Company on a weekly rotating basis while searching for a new CEO.

Other Expenses
     Other expenses for the first six months of fiscal 2009 decreased 26.0 percent to $402,000 from $543,000 for the first six months of fiscal 2008. The decrease was primarily due to a lower interest rate, as well as a reduced average balance on the Company’s working capital line of credit borrowings.
Operating Income, Income Taxes and Net Income
     Operating income for the first six months of fiscal 2009 was approximately $2.1 million, as compared to operating income of $1.0 million in the comparable 2008 fiscal period. The increase in operating income was primarily the result of 17.2 percent more net sales partially offset by a $2.2 million increase in the cost of sales, a $359,000 increase in R&D expenditures, an $856,000 increase in sales and marketing expenses which is partially offset by a decrease of $621,000 in G&A expense.
     The Company recorded a $617,000 provision on pre-tax income of $1.7 million, a 37.0 percent tax provision, in the first six months ended February 3, 2009. In the first six months ended January 31, 2008, the Company recorded a $132,000 tax provision on pre-tax income of $475,000, a 27.8 percent tax provision. The increase in the effective tax rate during the first six months of fiscal 2009 was primarily attributed to higher losses on the Company’s foreign subsidiaries which could not be fully recognized.
     Net income increased by $708,000 to $1.1 million for the first six months of fiscal 2009, from $343,000 for the same period in fiscal 2008. Basic and diluted earnings per share for the first six months of fiscal 2009 increased to $0.04 from $0.01 for the first six months of fiscal 2008. Basic weighted-average shares outstanding increased from 24,304,800 at January 31, 2008 to 24,446,561 at February 3, 2009.
Liquidity and Capital Resources
     The Company had $349,000 in cash and total interest-bearing debt and revenue bonds payable of $16.0 million as of February 3, 2009.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At February 3, 2009, the Company had an average of 56 days of sales outstanding (“DSO”) for the three month period ending February 3, 2009, unfavorable to July 31, 2008 by two days. However, the 56 days of sales outstanding is 5 days favorable to October 29, 2008. The Company utilized the three month period to calculate DSO as it included the current growth in sales. The collection time for non-U.S. receivables is generally longer than comparable U.S. receivables, and as such, the increase in non-U.S. sales of 29.4 percent is unfavorably impacting the DSO calculation.
     At February 3, 2009, the Company had 260 days of cost of sales in inventory on hand, unfavorable to July 31, 2008 by 42 days. However, the 260 days of sales in inventory is 21 days favorable to October 29, 2008. The 260 days of sales in inventory on hand at February 3, 2009 is in line with what the Company considers reasonable and is based on anticipated levels of 250 to 275 days of sales. The Company utilized the three month period to calculate inventory on hand as it included the current growth in cost of goods sold.
     Cash flows used in operating activities were $2.4 million for the six months ended February 3, 2009, compared to cash flows used by operating activities of approximately $530,000 for the comparable fiscal 2008 period. The increase of $1.9 million was attributable to net increases applicable to net income, net receivables, accounts payable and accrued expenses of $1.7 million offset by net increases applicable to income tax receivable, inventories, prepaid expenses and income taxes payable of $3.4 million and other charges of approximately $192,000.
     Cash flows used in investing activities was $485,000 for the six months ended February 3, 2009, compared to cash used in investing activities of $715,000 for the comparable fiscal 2008 period. During the six months ended February 3, 2009, cash additions to property and equipment were $425,000, compared to $621,000 for the first six months of fiscal 2008. Decreases in cash additions in fiscal 2009 to property and equipment were lower as the Company completed its purchases of machinery and equipment for the R&D space in fiscal 2008.

     Cash flows provided by financing activities were $2.7 million for the six months ended February 3, 2009, compared to cash provided by financing activities of $1.2 million for the six months ended January 31, 2008. The increase of $1.5 million was attributable primarily to an increase in the net borrowings on the lines-of-credit of $1.2 million and the decrease in payments of long-term debt of $263,000.
The Company had the following committed financing arrangements as of February 3, 2009:
     Revolving Credit Facility: The Company has a credit facility with Regions which allows for borrowings of up to $9.5 million with interest at an interest rate based on LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of February 3, 2009, interest under the facility is charged at 2.46 percent. The unused portion of the facility is charged at a rate of 0.20 percent. Borrowings under this facility at February 3, 2009 were $6.6 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires on November 30, 2009.
     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of February 3, 2009, the leverage ratio was 1.87 times and the minimum fixed charge coverage ratio was 2.25 times. Current collateral availability under the line as of February 3, 2009 was approximately $1.5 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
     Non-U.S. Receivables Revolving Credit Facility: The Company has a credit facility with Regions which allows for borrowings of up to $2.5 million with an interest rate based on their prime lending rate. The unused portion of the facility is not charged a fee. There were no borrowings under this facility at February 3, 2009. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. The line matures on June 4, 2009 and has no financial covenants. Current collateral availability under the line was approximately $1.9 million at February 3, 2009.
     Equipment Line of Credit: On July 22, 2008, the Company amended this line of credit. The amendment consolidated all previous outstanding balances into a term note in the amount of $1,477,000 with monthly payments of approximately $41,000 and extended the equipment line of credit. The new consolidated note has a maturity date of July 22, 2011. Under this amended credit facility, the Company may borrow up to $1.0 million, with interest at Regions’ prime lending rate. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of February 3, 2009. The equipment line of credit has a maturity date of July 22, 2009.
     Management believes that cash flows from operations, together with available borrowings under its new credit facilities, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months.
Critical Accounting Policies
     The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2008. In the first six months of fiscal 2009, there were no changes to the significant accounting policies.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     The Company has two revolving credit facilities and an equipment line of credit facility in place. The primary revolving credit facility had an outstanding balance of $6.6 million at February 3, 2009 bearing interest at the LIBOR rate plus 2.00 percent. The non-U.S. receivables revolving credit facility had no outstanding balance at February 3, 2009. Balances on this credit facility bear interest at the bank’s prime lending rate. The equipment line of credit facility had no outstanding balance at February 3, 2009, bearing interest at an effective interest rate at the bank’s prime lending rate. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $132,000. The Company does not perform any interest rate hedging activities related to these three facilities.

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
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 3, 2009. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of February 3, 2009, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of February 3, 2009.
Changes in Internal Control over Financial Reporting
     During the quarter ended February 3, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1 — Legal Proceedings
     On April 17, 2008, the Company filed a lawsuit in the United States District Court for the Southern District of New York against Swiss-based Alcon, Inc. and its primary operating subsidiary in the U.S., Alcon Laboratories, Inc. (collectively “Alcon”). This suit is captioned Synergetics USA, Inc. v. Alcon Laboratories, Inc. and Alcon, Inc., Case No. 08-CIV-003669. The Company’s attorneys in this matter have agreed to represent the Company on a contingency-fee basis. In the complaint, the Company alleges that Alcon has used its monopoly power in the market for vitrectomy machines to control its customers’ purchasing decisions in favor of Alcon’s surgical illumination sources and associated accessories, for example by tying sales of its light pipes to sales of its patented fluid collection cassettes, which are required for each vitreoretinal surgery using Alcon’s market-dominant vitrectomy machine. The complaint describes further anti-competitive behaviors, which include commercial disparagement of the Company’s products; payment of grant monies to surgeons, hospitals and clinics in order to influence purchasing decisions; the maintenance of a large surgeon advisory board, many of the surgeons on which receive benefits far beyond their advisory contributions and are required to buy Alcon’s products; predatory pricing; an unlawful rebate program; and a threat to further lock out the Company from an associated market unless granted a license to use some of our key patented technologies. The Company requested both monetary damages and injunctive relief. On June 23, 2008, Alcon filed a pleading responsive to the complaint, denying all counts, asserting affirmative defenses, and stating a counterclaim in which Alcon alleges that the Company misappropriated trade secrets from Infinitech, a company acquired by Alcon in 1998. The Company believes it has meritorious defenses to the counterclaim and has filed with the Court a Motion for Summary Judgment asking the Court to adjudge the counterclaim barred by the statute of limitations. On February 23, 2009, in response to a prior motion by Alcon, the Court dismissed the Company’s complaint, holding factual allegations insufficient, but further ordered that the Company had an opportunity to amend the complaint to overcome the insufficiency. On March 6, 2009, the Company filed an amended complaint comprising more detailed allegations. The Company believes its complaint presents a sufficient basis to continue the proceedings on its claims. Pre-trial activities in this suit are scheduled through January 2010.

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
     On February 25, 2009, Alcon Research, Ltd., Alcon Laboratories, Inc. and Alcon, Inc. filed a lawsuit against the Company and Synergetics in the Northern District of Texas, Case No. 4-09CV-127-A, alleging infringement of United States Patent No. 5,318,560, and infringement of and unfair competition with respect to three trademarks, namely Alcon®, Accurus® and Grieshaber®. The plaintiffs have requested enhanced damages based on an allegation of willful infringement of both the patent and the trademarks, and have requested an injunction to stop the alleged acts of infringement. The Company expects to raise meritorious defenses to the claims in this patent and trademark infringement suit.
     In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of February 3, 2009, the Company had no litigation reserve recorded.
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
Item 3 — Defaults Upon Senior Securities
None
Item 4 — Submission of Matters to a Vote of Security Holders
     Synergetics USA, Inc.’s annual meeting of stockholders was held on December 11, 2008. Of the 24,298,988 shares entitled to vote at such meeting, 22,220,104 shares were present at such meeting in person or by proxy. At the meeting, stockholders voted on (1) the election of two directors whose terms expire at the 2011 annual meeting of stockholders, (2) the approval of Amendment No. 1 to the Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan to increase the number of shares authorized for issuance under the plan from 200,000 to 400,000, and (3) the ratification of the appointment of UHY LLP as the Company’s independent registered public accounting firm for fiscal 2009.

     The stockholders elected both director nominees at the meeting, and with respect to each director, the numbers of shares voted for and withheld were as follows:

	Number of Shares	Number of Shares
	Voted For	Withheld
Kurt Gampp	17,525,878	4,694,226
Dr. Jerry Malis	17,405,893	4,814,211
     The shareholders approved Amendment No. 1 to the Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan to increase the number of shares authorized for issuance under the plan from 200,000 to 400,000. The number of votes were as follows:

For	Against	Abstain	Broker Non-Vote
8,652,117	4,022,224	40,603	9,505,160
     The appointment of the Company’s independent public accounting firm, UHY LLP, was also ratified. The number of votes cast were as follows:

For	Against	Abstain	Broker Non-Vote
21,638,236	425,348	156,517	0
Item 5 — Other Information
     There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2008.
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

SYNERGETICS USA, INC. (Registrant)
March 16, 2009	/s/ David M. Hable
Chief Executive Officer and Director

March 16, 2009	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)