Form 10-Q
period 2009-05-04
SYNERGETICS USA INC
filed 2009-06-15
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2009

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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of June 5, 2009 was 24,484,053 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Page
PART I Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements	3
Balance Sheets — May 4, 2009 and July 31, 2008	3
Statements of Income for the three and nine months ended May 4, 2009 and April 30, 2008	4
Statements of Cash Flows for the nine months ended May 4, 2009 and April 30, 2008	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	22

PART II Other Information

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	25
Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of May 4, 2009 (Unaudited) and July 31, 2008
(Dollars in thousands, except share data)

	May 4, 2009	July 31, 2008
Assets
Current Assets
Cash and cash equivalents	$603	$500
Accounts receivable, net of allowance for doubtful accounts of approximately $286 and $250, respectively	8,499	8,593
Income taxes receivable	75	—
Inventories	16,329	14,568
Prepaid expenses	606	361
Deferred income taxes	710	527

Total current assets	26,822	24,549
Property and equipment, net	8,031	8,159
Goodwill	10,690	10,690
Other intangible assets, net	13,338	13,946
Patents, net	1,025	991
Deferred expenses	4	6
Cash value of life insurance	55	55

Total assets	$59,965	$58,396

Liabilities and Stockholders’ Equity
Current Liabilities
Excess of outstanding checks over bank balance	$396	$—
Lines-of-credit	7,216	3,287
Current maturities of long-term debt	1,848	1,823
Current maturities of revenue bonds payable	249	249
Accounts payable	1,603	2,776
Accrued expenses	2,107	2,659
Income taxes payable	—	1,071

Total current liabilities	$13,419	$11,865

Long-Term Liabilities
Long-term debt, less current maturities	2,932	4,309
Revenue bonds payable, less current maturities	3,456	3,642
Deferred income taxes	2,096	2,223

Total long-term liabilities	8,484	10,174

Total liabilities	21,903	22,039

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock at May 4, 2009 and July 31, 2008, $.001 par value, 50,000,000 shares authorized; 24,484,053 and 24,354,295 shares issued and outstanding, respectively	24	24
Additional paid-in capital	24,538	24,342
Retained earnings	13,500	11,991

Total stockholders’ equity	38,062	36,357

Total liabilities and stockholders’ equity	$59,965	$58,396

See Notes to Unaudited Condensed Consolidated Financial Statements

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
Three and Nine Months Ended May 4, 2009 and April 30, 2008
(Dollars in thousands, except per share information)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	May 4, 2009	April 30, 2008	May 4, 2009	April 30, 2008
Sales	$13,161	$13,500	$39,059	$35,606
Cost of sales	5,760	5,330	16,737	14,491

Gross profit	7,401	8,170	22,322	21,115

Operating expenses
Research and development	741	748	2,248	1,895
Selling and marketing expenses	3,557	3,094	10,740	9,421
General and administrative	2,224	2,173	6,385	6,627

	6,522	6,015	19,373	17,943

Operating income	879	2,155	2,949	3,172

Other income (expense)
Interest income	—	2	3	6
Interest expense	(219)	(347)	(622)	(911)
Miscellaneous	1	(1)	(1)	17

	(218)	(346)	(620)	(888)

Income before provision for Income taxes	661	1,809	2,329	2,284
Provision for income taxes	203	692	820	824

Net income	$458	$1,117	$1,509	$1,460

Earnings per share:
Basic	$0.02	$0.05	$0.06	$0.06

Diluted	$0.02	$0.05	$0.06	$0.06

Basic weighted-average common shares outstanding	24,470,755	24,321,274	24,454,483	24,310,211

Diluted weighted-average common shares outstanding	24,471,258	24,396,183	24,492,374	24,441,241

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Nine months Ended May 4, 2009 and April 30, 2008
(Dollars in thousands)

	Nine Months Ended	Nine Months Ended
	May 4, 2009	April 30, 2008
Cash Flows from Operating Activities
Net income	$1,509	$1,460
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,366	1,495
Provision for doubtful accounts receivable	36	43
Stock-based compensation	196	167
Deferred income taxes	(310)	(119)
Loss on sale of assets	—	5
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	58	(555)
Income taxes receivable	(75)	473
Inventories	(1,761)	(282)
Prepaid expenses	(245)	(130)
Increase (decrease) in:
Accounts payable	(1,173)	(439)
Accrued expenses	(552)	(55)
Income taxes payable	(1,071)	187

Net cash (used in) provided by operating activities	(2,022)	2,250

Cash Flows from Investing Activities
(Increase) decrease in deferred expenses	2	(57)
Proceeds from sale of equipment	—	19
Purchase of property and equipment	(560)	(779)
Acquisition of patents and other intangibles	(104)	(162)

Net cash used in investing activities	(662)	(979)

Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	396	(295)
Net borrowings on lines-of-credit	3,929	779
Principal payments on revenue bonds payable	(186)	(187)
Principal payments on long-term debt	(956)	(1,247)
Payments on debt incurred for acquisition of trademark	(396)	(372)
Proceeds from stock options exercised	—	22

Net cash provided by (used in) financing activities	2,787	(1,300)

Net increase (decrease) in cash and cash equivalents	103	(29)
Cash and cash equivalents
Beginning	500	167

Ending	$603	$138

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular information reflects dollars in thousands, except share and per share information)
Note 1. General
     Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, in connection with the merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical instruments, capital equipment, accessories and disposables of the highest quality in order to assist and enable surgeons who perform microsurgery around the world to provide a better quality of life for their patients. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri and King of Prussia, Pennsylvania. During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.
     Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods, the Company uses a 21 business day per month reporting cycle with the exception of leap year when the extra shipping day is included in the second quarter. As such, the information presented in the Form 10-Q is for the three and nine month periods February 4, 2009 through May 4, 2009 and August 1, 2008 through May 4, 2009, respectively, and from February 1, 2008 through April 30, 2008, and from August 1, 2007 through April 30, 2008, respectively. As such, the three month period in 2009 contains 63 business days and the nine month period in 2009 contains 189 business days, while the three month period in 2008 contains 63 business days and the nine month period in 2008 contains 190 business days.
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA and its wholly-owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 4, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2008, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 14, 2008 (the “Annual Report”).
Note 2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in the Annual Report. In the first nine months of fiscal 2009, no accounting policies were changed other than the Company’s adoption of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).
     In May 2008, the FASB issued SFAS 162, which identifies the sources of accounting principles generally accepted in the United States. SFAS 162 became effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on our consolidated statements of financial position, operations or cash flows.
     Reclassifications: Certain reclassifications have been made to the prior year’s quarterly financial statements to conform with the current quarter’s presentation. Total assets, total liabilities, operating income and net income were not affected.

Note 3. Product Development and Marketing Agreements
     The Company sells a portion of its electrosurgical generators and accessories through a U.S. based national and international distributor as described below:
Codman & Shurtleff, Inc. (“Codman”)
     In the neurosurgical market, one of the Company’s bipolar electrosurgical systems platforms has been sold for over 25 years through this agreement with Codman. Effective January 1, 2009, the Company entered a new, three-year product development and marketing agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories. The Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. Both agreements expire December 31, 2011.
     Net sales to Codman amounted to approximately $1,221,000 for the three month period ended May 4, 2009 and $1,762,000 for the three month period ended April 30, 2008, $3,562,000 for the nine month period ended May 4, 2009 and $4,215,000 for the nine month period ended April 30, 2008. This represented 9.3, 13.1, 9.1 and 11.8 percent of net sales for the three months ended May 4, 2009 and April 30, 2008, and for the nine months ended May 4, 2009 and April 30, 2008, respectively.
Note 4. Stock-Based Compensation
Stock Option Plans
     The following table provides information about awards outstanding at May 4, 2009:

	Nine Months Ended May 4, 2009
		Weighted-
		Average	Weighted-
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding, beginning of period	436,735	$2.35	$1.94
For the period from August 1, 2008 through May 4, 2009:
Granted	93,000	0.95	0.75
Forfeited	—	—	—
Exercised	—	—	—

Options outstanding, end of period	529,735	$2.11	$1.73

Options exercisable, end of period	419,880	$2.39	$1.97

     During the second quarter of fiscal 2009, there were 40,000 options granted to the independent directors, 48,000 options granted to the new Chief Executive Officer (“CEO”) and 5,000 options granted to the Chief Scientific Officer (“CSO”). The options granted to the independent directors and the CSO vest pro-ratably on a quarterly basis over the next year of service. The options granted to the CEO vest in 12 equal quarterly installments, beginning in the second fiscal quarter of 2009. The Company recorded $24,000 of compensation expense for the nine months ended May 4, 2009 with respect to these options. The Company recorded an additional compensation expense of $33,000 for options granted to the independent directors in prior periods along with $6,000 for options granted to employees in prior periods for the nine months ended May 4, 2009. The fair value of options granted during the fiscal year was determined at the date of the grant using a Black-Sholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	1.5%
Expected average life (in years)	5
Expected volatility	69.2%
Expected dividend yield	0.0%
The expected average risk-free rate is based on the 5 year U.S. treasury yield curve in December 2008. The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to vesting schedules and historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of

Synergetics USA’s common stock. The expected dividend yield is based on historical information and management’s plan.
Restricted Stock Plans
     Under our Amended and Restated Synergetics USA 2001 Stock Plan (“2001 Plan”), our common stock may be granted at no cost to certain employees and consultants of the Company. Plan participants are entitled to dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five year vesting period or at the end of the fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the nine months ended May 4, 2009, 86,566 shares were granted to employees and 43,192 shares were granted to consultants which serve on our President’s Advisory Counsel under the 2001 Plan, and compensation expense associated with all outstanding shares of restricted stock was $104,000 for the nine months ended May 4, 2009. For the nine months ended May 4, 2009, compensation expense related to shares granted in previous years was $29,000. As of May 4, 2009, there was approximately $336,000 of total unrecognized compensation cost related to non-vested share-based compensation granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted-average period of five years.
Note 5. Supplemental Balance Sheet Information
Inventories

	May 4, 2009	July 31, 2008
Raw material and component parts	$6,155	$5,440
Work-in-progress	3,478	2,529
Finished goods	6,696	6,599

	$16,329	$14,568

Property and equipment

	May 4, 2009	July 31, 2008
Land	$730	$730
Building and improvements	5,751	5,720
Machinery and equipment	5,226	4,959
Furniture and fixtures	716	680
Software	333	332
Construction in process	255	30

	13,011	12,451
Less accumulated depreciation	4,980	4,292

	$8,031	$8,159

Other Intangible Assets
     Information regarding the Company’s other intangible assets is as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
	May 4, 2009
Proprietary know-how	$4,057	$1,226	$2,831
Trademark	5,923	—	5,923
Licensing agreements	5,834	1,250	4,584
Patents	1,419	394	1,025

	$17,233	$2,870	$14,363

	July 31, 2008
Proprietary know-how	$4,057	$1,017	$3,040
Trademark	5,923	—	5,923
Licensing agreements	5,834	851	4,983
Patents	1,315	324	991

	$17,129	$2,192	$14,937

     Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005. Proprietary know-how is related to the patented technology which is included in one of the Company’s core products, bipolar electrosurgical generators. As the proprietary technology is a distinguishing feature of the Company’s products, it represented a valuable intangible asset.
     Estimated amortization expense on other intangibles for the remaining three months of the fiscal year ending July 31, 2009 and the next four years thereafter is as follows (dollars in thousands):

Periods Ending July 31:	Amount

Fiscal Year 2009 (remaining 3 months)	$220
Fiscal Year 2010	849
Fiscal Year 2011	626
Fiscal Year 2012	572
Fiscal Year 2013	570
Amortization expense for the nine months ended May 4, 2009 was $678,000.
Pledged assets; short and long-term debt (excluding revenue bonds payable)
Short-term debt as of May 4, 2009 and July 31, 2008 consisted of the following:
     Revolving Credit Facility: The Company has a credit facility with Regions Bank (“Regions”) which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of May 4, 2009, interest under the facility is charged at 2.43 percent. The unused portion of the facility is charged at a rate of 0.20 percent. Borrowings under this facility at May 4, 2009, were $7.0 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires on November 30, 2009.
     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of May 4, 2009, the leverage ratio was 1.68 times and the minimum fixed charge coverage ratio was 1.79 times. Collateral availability under the line as of May 4, 2009, was approximately $939,000. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
     Non-U.S. Receivables Revolving Credit Facility: On June 4, 2009, the Company amended this line of credit. The credit facility with Regions now allows for borrowings of up to $1.75 million; and, the interest rate, which, at May 4, 2009, was based on the bank’s prime lending rate, is now one-month LIBOR plus three percent. Pursuant to the terms of the non-U.S. receivables revolving credit facility, under no circumstances shall the rate be less than three and one-half percent per annum. The facility is charged an administrative fee of 1%. There were no borrowings under this facility at May 4, 2009. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. The line matures on June 3, 2010, and has no financial covenants. Current collateral availability under the line was approximately $1.3 million at May 4, 2009.
     Equipment Line of Credit: On June 5, 2009, the Company amended this line of credit. Under this amended credit facility, the Company may borrow up to $1.0 million, with interest now being LIBOR plus three percent . Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than three and one-half percent per annum. The unused portion of the facility is not charged a fee. The borrowings under this facility as of May 4, 2009, were $263,000. The equipment line of credit has a maturity date of November 30, 2009.

     Long-term debt as of May 4, 2009 and July 31, 2008 consisted of the following:

	May 4, 2009	July 31, 2008
Note payable to bank, due in monthly installments of $41,022 beginning August 2008 plus interest at a rate of 5.0 percent, remaining balance due July 31, 2011, collateralized by substantially all assets of the Company	$1,108	$1,477

Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.00 percent, remaining balance of $1,758,944, including contractual interest payments, due December 2011, collateralized by the Malis® trademark	1,610	2,006

Settlement obligation to Iridex Corporation, due in annual installments of $800,000 which includes interest at an imputed rate of 8.00 percent, remaining balance of $2,400,000 including the effects of imputing interest, due April 15, 2012	2,062	2,649

	4,780	6,132

Less current maturities	1,848	1,823

Long-term portion	$2,932	$4,309

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
     On July 31, 2008, the Company’s Board of Directors formally accepted the resignation of Gregg Scheller who was the President, Chief Executive Officer and Chairman of the Board. The Company believes, based on the judgment of its legal counsel, that the non-compete covenant contained in Mr. Scheller’s employment agreement survives until July 31, 2010 and the non-solicitation covenant survives until July 31, 2009.
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
     If the CEO’s employment is terminated within one year following a Change in Control without cause and for any reason other than death or disability, including involuntary termination, and provided he enters into a separation agreement within 30 days of his employment termination, he shall receive the following in a lump sum (“Early Severance”): (i) all Standard Compensation Due; (ii) an amount equal to one-half times his annual base salary at the rate in effect immediately prior to the Change in Control; and (iii) as compensation for certain lost benefits, an amount equal to 10% of his base salary at the rate in effect immediately prior to the Change in Control. If such termination occurs during the period that is 6 to 12 months after the CEO’s start date (as defined in the change in control agreement), he shall receive in a lump sum the Early Severance and an additional amount equal to the sum of one-twelfth times his base salary for each month of employment completed between 7 and 12 months after his Start Date. If the CEO is terminated at any time after the first anniversary of his start date, he shall receive the following (“Ordinary Severance”): (i) all Standard Compensation Due; (ii) an amount equal to one times his annual base salary at the rate in effect immediately prior to the Change in Control; and (iii) any amount payable as of the termination date under the Company’s objectives-

based incentive plan. Such Ordinary Severance shall be paid in 12 equal monthly installments beginning in the month following the CEO’s employment termination. Furthermore, all of the CEO’s awards of shares or options shall immediately vest and be exercisable for one year after the date of his employment termination.
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
Note 7. Entity Wide Information
     The following tables present the entity wide disclosures for net sales:

	Three Months Ended		Nine Months Ended
	May 4, 2009	April 30, 2008	May 4, 2009	April 30, 2008
Product Line:
Ophthalmic	$7,476	$7,293	$22,326	$20,521
Neurosurgical	3,588	3,368	10,357	8,911
OEM (Codman, Stryker and Iridex)	1,957	2,612	6,003	5,528
Other (ENT and Dental)	140	227	373	646

Total	$13,161	$13,500	$39,059	$35,606

Region Specific:
Domestic	$8,636	$9,724	$26,578	$25,679
International	4,525	3,776	12,481	9,927

Total	$13,161	$13,500	$39,059	$35,606

Revenues are attributed to countries based upon the location of end-user customers or distributors.
Note 8. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) which related to the definition of fair value, the methods used to estimate fair value and the requirement of expanded disclosures about estimates of fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Positions (“FSP”) FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provision of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. SFAS 157 will be adopted by the Company on August 1, 2009. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 157 on our consolidated financial position, results of operations and cash flows.
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
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting standards that require the provision of sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.
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
     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have not completed our evaluation of the potential impact, if any, of the adoption of FSP 107-1 on our interim financial statement disclosures.
     On May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In particular, SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We have not completed our evalution of the potential impact, if any, of the adoption of SFAS 165 on our interim financial statement disclosures.
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
Overview
     Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical instruments, capital equipment, accessories and disposables of the highest quality in order to assist and enable surgeons who perform microsurgery around the world to provide a better quality of life for their patients. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, hand-held instruments and the delivery of laser energy, ultrasound, electrosurgery, illumination and irrigation, often delivered in multiple combinations. Entity wide information is included in Note 7 to the unaudited condensed consolidated financial statements.
     The Company is a Delaware corporation incorporated on June 2, 2005 in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”). Synergetics was founded in 1991. Valley Forge was incorporated in 1980 and became a publicly-held company in November 1989. Prior to the merger of Synergetics and Valley Forge, Valley Forge’s common stock was listed on The NASDAQ Small Cap Market (now known as The NASDAQ Capital Market) and the Boston Stock Exchange under the ticker symbol “VLFG.” On September 21, 2005, Synergetics Acquisition Corporation, a wholly-owned Missouri subsidiary of Valley Forge, merged with and into Synergetics, and Synergetics thereby became a wholly-owned subsidiary of Valley Forge. On September 22, 2005, Valley Forge reincorporated from a Pennsylvania corporation to a Delaware corporation and changed its name to Synergetics USA. Upon consummation of the merger, the Company’s securities began trading on The NASDAQ Capital Market under the ticker symbol “SURG,” and its shares were voluntarily delisted from the Boston Stock Exchange.

     Revenues from our ophthalmic products constituted 57.2 percent and 56.0 percent of our total revenues for the nine months ended May 4, 2009, and for the fiscal year ended July 31, 2008, respectively. Revenues from our neurosurgical products represented 26.5 percent and 25.8 percent for the nine months ended May 4, 2009, and for the fiscal year ended July 31, 2008, respectively. Revenues from our marketing partners (i.e. Original Equipment Manufacturer relationships (“OEM”)) represented 15.4 percent and 16.7 percent of our total revenues for the nine months ended May 4, 2009, and the fiscal year ended July 31, 2008, respectively. In addition, other revenue was 0.9 percent of our total revenues for the nine months ended May 4, 2009, and 1.5 percent of our total revenues for the fiscal year ended July 31, 2008.
     International revenues of $12.5 million constituted 32.0 percent of our total revenues for the nine months ended May 4, 2009, as compared to 28.4 percent for the fiscal year ended July 31, 2008. We expect that the relative revenue contribution of our international sales will continue to rise for the remainder of fiscal 2009 and fiscal 2010 as a result of our continued efforts to expand our international distribution and direct sales.
     The Company initially engineered and produced instruments designed to assist retinal surgeons in treating acute subretinal pathologies such as histoplasmosis and age-related macular degeneration. The Company developed a number of specialized lines of precision engineered microsurgical instruments, which today have grown to comprise a product catalogue of over 1,400 retinal surgical items including scissors, fiber optics, cannulas, forceps and other reusable and disposable surgical instruments.
     The Company has a neurosurgical product line which includes the Omni® ultrasonic aspirator, Malis® electrosurgical generators and precision neurosurgical instruments. Our neurosurgical product catalogue consists of over 700 neurosurgical items including energy source devices, disposable and reusable instruments and other disposable and reusable accessories.
     The primary use of the Company’s Omni® ultrasonic aspirator in neurosurgery is tumor removal. The Company distributes the Omni® control module, handpieces, soft-tissue and bone cutting tips and accessories in georgraphies including the United States, Canada, Australia, New Zealand, a portion of Latin and South Americas and in all but two countries in Europe, Spain and Portugal. The control module and handpieces are manufactured by Mutoh Co. Ltd. of Japan. The tips and certain accessories are manufactured at the Company’s facility in O’Fallon, Missouri.
     In intracranial neurosurgery, a bipolar electrosurgical system is the modality of choice for tissue coagulation and cutting as compared to monopolar products. The popularity of the bipolar system is largely due to the efforts of the late Dr. Leonard I. Malis, who designed and developed the first commercial bipolar coagulator in 1955 and pioneered the use of bipolar electrosurgery for use in the brain. The Company manufactures several bipolar electrosurgical generators under the Malis® brand name.
     The Company’s sales of its core neurosurgical products grew 16.2 percent during the nine months ended May 4, 2009, compared to the prior year period.
Recent Developments
     On March 19, 2009, the Company announced that Mr. Dave Dallam’s position of Executive Vice President of Sales and Marketing of the Company was eliminated as a result of the Company’s ongoing efforts to streamline and eliminate duplicative job responsibilities in the sales and marketing functions. In connection with Mr. Dallam’s departure, the Company terminated the Letter Agreement between the Company and Mr. Dallam dated as of December 10, 2007, which governed the terms of Mr. Dallam’s compensation and provided for an annual salary, eligibility for bonuses, participation in the Company’s benefits programs and certain payments in the event of a change of control.
     On April 2, 2009, the Company announced the signing of a new, three-year agreement with Codman retroactively effective to January 1, 2009. Under the terms of the new agreement, Codman will continue to market and distribute certain bipolar generators and related disposables and accessories supplied by the Company.  Additionally, the Company and Codman extended the license agreement providing for the continued licensing of Synergetics’ Malis® trademark to Codman for use with certain of its products, including those covered by the distribution agreement.

New Product Sales
     The Company’s ongoing business strategy is the development, manufacture and marketing of new technologies for microsurgery applications including the ophthalmic and neurosurgical markets. New products, which management defines as products first available for sale within the prior 24-month period, accounted for approximately 10.9 percent of total sales for the Company for the nine months ended May 4, 2009, or approximately $4.3 million. The Company’s past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by the Company. In the last 24-month period, the Company has introduced 47 new items to the ophthalmic and neurosurgical markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.
Growth in Minimally Invasive Surgery Procedures
     Minimally invasive surgery is a surgical procedure performed without making a major incision or opening. Minimally invasive surgery generally results in less patient trauma, decreased likelihood of complications related to the incision and a shorter recovery time. A growing number of surgical procedures are performed using minimally invasive techniques, creating a multi-billion dollar market for the specialized devices used in the procedures. Based on our micro-instrumentation capability, we believe we are ideally positioned to take advantage of this growing market. The Company has developed scissors having a single activating shaft as small as 30 gauge (0.012 inch, 0.3 millimeter in diameter). We are a leader in microfiber illumination technology as we believe our light sources can transmit more light through a fiber of 300 micron diameter or smaller than any other light source in the world. These products were developed for ophthalmology and neurosurgery but have wide ranging minimally invasive surgical applications.
Demand Trends
     Increased international volume and domestic ophthalmology price increases contributed to the majority of sales growth for the Company during the nine months ended May 4, 2009. Ophthalmic and neurosurgical procedures volume on a global basis continues to rise at an estimated 3.0 to 4.0 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support development in procedure volume, continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgical market. Further, economic conditions may continue to negatively impact capital expenditures at the hospital or surgical center and doctor level.
Pricing and Volume Trends
     Through its strategy of delivering new and higher quality technologies, the Company has generally been able to maintain the average selling prices for its disposable products in the face of downward pressure in the healthcare industry. However, increased competition in the market for the AdvantageTM electrosurgical generator has negatively impacted the Company’s selling prices on these devices. Further, economic conditions in the U.S. are negatively impacting the volume of the Company’s capital equipment sales.
Results Overview
     During the fiscal quarter ended May 4, 2009, we had net sales of $13.2 million, which generated $7.4 million in gross profit, operating income of $879,000 and net income of approximately $458,000, or $0.02 earnings per share. The Company had approximately $603,000 in cash and $15.7 million in interest-bearing debt and revenue bonds as of May 4, 2009. Management anticipates that cash flows from operations, together with available borrowings under our existing credit facilities, will be sufficient to meet working capital, capital expenditure and debt service needs for the remainder of fiscal 2009.

Our Business Strategy
     Our mission is to design, manufacture and market innovative microsurgical instruments, capital equipment, accessories and disposables of the highest quality in order to assist and enable surgeons who perform microsurgery around the world to provide a better quality of life for their patients. Our goal is to become a global leader through:
•	continuous improvement and development of our people,

•	continuous improvement and development of our manufacturing processes,

•	continuous improvement of our information systems; and

•	continuous improvement of our research and development initiatives.
     During August 2008, the Company began to introduce lean manufacturing philosophies into the production environment. These philosophies have been applied to four of our largest volume disposable product families which comprise over 20 percent of our disposable unit volumes. We have been able to cut manufacturing times and required floor space approximately in half. We plan to continue to apply the lean philosophy to one value stream at a time according to the value stream’s financial importance to the Company. We will also be applying this philosophy to other departments in our organization, including purchasing, accounting and administration. In addition, the Company’s most recent acquisition, Medimold LLC, an injection-molding business, is producing components which were previously supplied by outside vendors. Through the remainder of 2009 and over the next fiscal year, select high volume plastic components will be introduced to this lower cost, injection-molding process. Our annual savings from this process is now projected to be over $300,000.
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
     In October 2008, the Company initiated a thorough review and reprioritization of its research and development projects, leading to a decision to focus available resources on high priority projects with a concurrent reduction in the total number of projects. The Company’s product development pipeline included 43 active projects as of May 4, 2009. In addition, the Company is developing a uniform policies and procedures manual for its research and development initiatives.
Results of Operations
Three Month Period Ended May 4, 2009 Compared to Three Month Period Ended April 30, 2008
Net Sales
The following table presents net sales by category (dollars in thousands):

	Quarter Ended		% Increase
	May 4, 2009	April 30, 2008	(Decrease)
Ophthalmic	$7,476	$7,293	2.5%
Neurosurgical	3,588	3,368	6.5%
OEM (Codman, Stryker and Iridex)	1,957	2,612	(25.1%)
Other	140	227	(38.3%)

Total	$13,161	$13,500	(2.5%)

     Ophthalmic sales grew 2.5 percent in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Domestic ophthalmic sales decreased 8.1 percent, while international sales increased by 21.3 percent. Domestic ophthalmic sales decreased primarily due to a 37.5 percent decrease in capital equipment sales.
     Neurosurgical sales for the three months ended May 4, 2009, increased 6.5 percent as compared to the three months ended April 30, 2008. Domestic neurosurgical sales decreased 4.4 percent and international sales increased 18.3 percent. Domestic neurosurgical sales decreased primarily due to a 56.1 percent decrease in capital equipment sales. The Company expects that sales of its neurosurgical disposables will continue to have a positive impact on net sales for the remainder of fiscal 2009.
     OEM sales during the third fiscal quarter of 2009 decreased 25.1 percent compared to the third fiscal quarter of 2008. Sales to Codman decreased 30.7 percent compared to the third fiscal quarter of 2008. This decrease was a result of above average shipments to Codman during the third quarter of fiscal 2008 as they increased their inventory position based on the announcement made by Synergetics to move the production of the generators from King of Prussia to its O’Fallon facility and slower domestic capital equipment sales. Sales to Stryker also declined by 10.0 percent for the current fiscal quarter based on strong sales in the third quarter of fiscal 2008. Sales to Iridex Corporation (“Iridex”) of $181,000 partially offset the decline in sales to Codman and Stryker.
     The following table presents domestic and international net sales (dollars in thousands):

	Quarter Ended
	May 4, 2009	April 30, 2008	% Increase
United States (including OEM sales)	$8,636	$9,724	(11.2%)
International (including Canada)	4,525	3,776	19.8%

Total	$13,161	$13,500	(2.5%)

     Domestic sales for the third quarter of fiscal 2009 compared to the same period of fiscal 2008 decreased 11.2 percent. Domestic sales decreased for our ophthalmology, neurosurgery and OEM product lines because we experienced lower capital equipment sales during the quarter. The international sales growth of 19.8 percent resulted from a 21.3 percent growth rate in ophthalmology and an 18.3 percent growth rate in neurosurgery products.
Gross Profit
     Gross profit as a percentage of net sales was approximately 56.2 percent in the third quarter of fiscal 2009, compared to 60.5 percent for the same period in fiscal 2008. Gross profit as a percentage of net sales for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 decreased approximately four percentage points, primarily due to the change in mix toward higher international sales, decreased OEM capital equipment sales and pricing pressure on both ophthalmic and neurosurgical capital equipment.
Operating Expenses
     Research and development (“R&D”) as a percentage of net sales was 5.6 percent and 5.5 percent for the third quarter of fiscal 2009 and 2008, respectively. R&D costs decreased to $741,000 in the third quarter of fiscal 2009 from $748,000 in the same period in fiscal 2008, reflecting a slight decrease in spending on active, new product development projects focused on areas of strategic significance. The Company’s pipeline included approximately 43 active projects in various stages of completion as of May 4, 2009. The Company’s R&D headcount decreased by 3.7 percent from April

30, 2008, to May 4, 2009. The Company has strategically targeted R&D spending as a percentage of net sales to be approximately 5.0 to 7.0 percent.
     Sales and marketing expenses increased by approximately $463,000 to $3.6 million, or 27.0 percent of net sales, for the third fiscal quarter of 2009, compared to $3.1 million, or 22.9 percent, for the third fiscal quarter of 2008. The increase in sales and marketing expenses as a percentage of net sales was primarily due to commissions paid on a 2.9 percent increase in commissionable sales (i.e. excluding OEM sales) and an increase in sales and marketing headcount by 6.9 percent from April 30, 2008 to May 4, 2009. However, in March 2009, the Company eliminated two positions within sales and marketing.
     General and administrative (“G&A”) expenses increased by $51,000 during the third fiscal quarter of 2009 and as a percentage of net sales were 16.9 percent for the third fiscal quarter of 2009 as compared to 16.1 percent for the third fiscal quarter ended April 30, 2008. The Company’s legal expenses increased by approximately $115,000 and outside consulting costs, specifically those related to Sarbanes-Oxley compliance efforts, decreased approximately $100,000 due to further internalization of the documentation processes and procedures.
Other Expenses
     Other expenses for the third quarter of fiscal 2009 decreased 37.0 percent to $218,000 from $346,000 for the third quarter of fiscal 2008. The decrease was primarily due to a lower interest rate on the Company’s working capital line of credit borrowings.
Operating Income, Income Taxes and Net Income
     Operating income for the third quarter of fiscal 2009 was $879,000 as compared to operating income of $2.2 million in the comparable 2008 fiscal period. The decrease in operating income was primarily the result of a 2.5 percent decrease in sales, an increase in the cost of sales of $430,000, a $463,000 increase in sales and marketing expenses and an increase of $51,000 in G&A expense.
     The Company recorded a $203,000, or 30.7 percent, tax provision, on pre-tax income of $661,000 in the quarter ended May 4, 2009. In the quarter ended April 30, 2008, the Company recorded a $692,000, or 38.3 percent, tax provision on a pre-tax income of $1.8 million. The decrease in the effective tax rate during the third quarter was primarily attributed to the manufacturing deduction and the research and experimentation credit comprising a larger percentage on reduced pre-tax income.
     Net income decreased by $659,000 to $458,000 for the third quarter of fiscal 2009, compared to net income of $1.1 million for the same period in fiscal 2008. Basic and diluted earnings per share for the third quarter of fiscal 2009 decreased to $0.02 from $0.05 for the third quarter of fiscal 2008. Basic weighted-average shares outstanding increased from 24,321,274 at April 30, 2008 to 24,470,755 at May 4, 2009.
Nine Month Period Ended May 4, 2009 Compared to Nine Month Period Ended April 30, 2008
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Nine Months Ended
			% Increase
	May 4, 2009	April 30, 2008	(Decrease)
Ophthalmic	$22,326	$20,521	8.8%
Neurosurgical	10,357	8,911	16.2%
OEM (Codman, Stryker and Iridex)	6,003	5,528	8.6%
Other	373	646	(42.3%)

Total	$39,059	$35,606	9.7%

     Ophthalmic sales grew 8.8 percent in the first nine months of fiscal 2009 compared to the same period of fiscal 2008. Domestic ophthalmic sales decreased 1.4 percent, while international sales increased 28.6 percent. Domestic ophthalmic sales decreased primarily due to a 14.3 percent decrease in capital equipment sales.
     Neurosurgical sales growth for the nine months ended May 4, 2009 increased 16.2 percent as compared to the nine months ended April 30, 2008. Domestic neurosurgical sales increased 7.9 percent and international sales increased 19.3 percent. The Company expects that sales of its neurosurgical disposables will continue to have a positive impact on net sales for the remainder of fiscal 2009.
     OEM sales during the first nine months of fiscal 2009 increased 8.6 percent compared to the first nine months of fiscal 2008. Sales to Codman decreased 15.5 percent compared to the first nine months of fiscal 2008. This decrease was impacted by the decision to defer the consolidation of the King of Prussia operations into the O’Fallon operations, as this changed the timing of requested inventory deliveries. In addition, sales to Stryker increased during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, as the new generator we now produce for Stryker had not been released in the first six months of fiscal 2008 and was not available until April of 2008. Sales to Iridex of $387,000 added to the OEM sales growth.
     The following table presents domestic and international net sales (dollars in thousands):

	Nine Months Ended
	May 4, 2009	April 30, 2008	% Increase
United States (including OEM sales)	$26,578	$25,679	3.5%
International (including Canada)	12,481	9,927	25.7%

Total	$39,059	$35,606	9.7. %

     Domestic sales for the first nine months of fiscal 2009 compared to the same period of fiscal 2008 increased 3.5 percent. Domestic ophthalmology sales decreased as sales of capital equipment decreased, partially offset by increased sales of disposable products. Domestic neurosurgery sales have increased as sales of disposable products increased partially offset by decreased sales of capital equipment. Both the ophthalmology and neurosurgery product lines contributed to the international sales growth of 25.7 percent for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.
Gross Profit
     Gross profit as a percentage of net sales was 57.1 percent in the first nine months of fiscal 2009, compared to 59.3 percent for the same period in fiscal 2008. Gross profit as a percentage of net sales for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 decreased approximately two percentage points, primarily due to the change in mix to higher international sales, pricing pressure on both ophthalmic and neurosurgical capital equipment and additional costs experienced in manufacturing some of the Company’s products. The Company implemented a cost reduction initiative during the second quarter of fiscal 2009.
Operating Expenses
     R&D as a percentage of net sales was 5.8 percent and 5.3 percent for the first nine months of fiscal 2009 and 2008, respectively. R&D costs increased $353,000 to $2.2 million in the nine months of fiscal 2009 from $1.9 million in the same period in fiscal 2008, reflecting an increase in spending on active, new product development projects focused on areas of strategic significance. The Company’s pipeline included approximately 43 active projects in various stages of completion as of May 4, 2009. The Company’s R&D headcount decreased by 3.7 percent from April 30, 2008 to May 4, 2009. The Company has strategically targeted R&D spending as a percentage of net sales to be approximately 5.0 to 7.0 percent.
     Sales and marketing expenses increased by approximately $1.3 million to $10.7 million, or 27.5 percent of net sales, for the first nine months of fiscal 2009, compared to $9.4 million, or 26.5 percent for the first nine months of fiscal 2008. The increase in sales and marketing expenses as a percentage of net sales was primarily due to commission paid on a 9.9 percent increase in commissionable sales (i.e. excluding OEM sales) and an increase in sales and marketing headcount by 6.9 percent from April 30, 2008 to May 4, 2009. However, in March 2009, the Company eliminated two positions within sales and marketing.
     G&A expenses decreased by $242,000 during the first nine months of fiscal 2009 and as a percentage of net sales were 16.3 percent for the first nine months of fiscal 2009 as compared to 18.6 percent for the nine months ended April 30, 2008. The Company experienced a decrease of approximately $350,000 in outside consulting costs on the Company’s Sarbanes-Oxley compliance efforts, primarily due to efforts that further internalize the documentation processes and procedures. Directors’ fees increased $175,000 due to each independent Director serving as the principal executive officer of the Company on a weekly rotating basis for the first six months of the fiscal year while searching for a new CEO. In addition, the directors serving as the principal executive officer also caused salaries and benefits to decrease by approximately $150,000.
Other Expenses
     Other expenses for the first nine months of fiscal 2009 decreased 30.2 percent to $620,000 from $888,000 for the first nine months of fiscal 2008. The decrease was primarily due to a lower interest rate on the Company’s working capital line of credit borrowings.
Operating Income, Income Taxes and Net Income
     Operating income for the first nine months of fiscal 2009 was $2.9 million as compared to operating income of $3.2 million in the comparable 2008 fiscal period. The decrease in operating income was primarily the result of a 9.7 percent increase in sales, an increase in the cost of sales of $2.2 million, a $1.3 million increase in sales and marketing expenses and a $353,000 increase in R&D expenses, partially offset by a decrease of $242,000 in G&A expense.
     The Company recorded an $820,000 tax provision on pre-tax income of $2.3 million, a 35.2 percent tax provision, in the first nine months ended May 4, 2009. In the first nine months ended April. 30, 2008, the Company recorded an $824,000 tax provision on pre-tax income of $2.3 million, a 36.1 percent tax provision.
     Net income increased by $49,000 to $1.5 million for the first nine months of fiscal 2009, from $1.5 million for the same period in fiscal 2008. Basic and diluted earnings per share for the first nine months of fiscal 2009 remained stable at $0.06. Basic weighted-average shares outstanding increased from 24,310,211 at April 30, 2008 to 24,454,483 at May 4, 2009.
Liquidity and Capital Resources
     The Company had $603,000 in cash and total interest-bearing debt and revenue bonds payable of $15.7 million as of May 4, 2009.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At May 4, 2009, the Company had an average of 59 days of sales outstanding (“DSO”) in accounts receivable for the three month period ending May 4, 2009, unfavorable to July 31, 2008 by five days and to February 3, 2009 by 3 days. The Company utilized the three month period to calculate DSO. The collection time for non-U.S. receivables is generally longer than comparable U.S. receivables, and as such, the increase in non-U.S. sales of 25.7 percent is unfavorably impacting the DSO calculation.
     At May 4, 2009, the Company had 259 days of cost of sales in inventory on hand, unfavorable to July 31, 2008 by 41 days. However, the 259 days of cost of sales in inventory is 1 day favorable to February 3, 2009. The 242 days of sales in inventory on hand at May 4, 2009 is slightly lower than what the Company considers reasonable and is based on anticipated levels of 250 to 275 days of sales. The Company utilized the three month period to calculate inventory on hand as it included the current growth in cost of goods sold.
     Cash flows used in operating activities were $2.0 million for the nine months ended May 4, 2009, compared to cash flows provided by operating activities of approximately $2.3 million for the comparable fiscal 2008 period. The decrease of $4.3 million was attributable to net decreases applicable to depreciation and amortization, deferred income taxes, income tax receivable, inventories, prepaid expenses, accounts payable, accrued expenses and income tax payable of $4.9 million, offset by net increases applicable to net receivables of approximately $600,000.
     Cash flows used in investing activities were $662,000 for the nine months ended May 4, 2009, compared to cash used in investing activities of $979,000 for the comparable fiscal 2008 period. During the nine months ended May 4, 2009, cash additions to property and equipment were $560,000, compared to $779,000 for the first nine months of fiscal 2008. Decreases in cash additions in fiscal 2009 to property and equipment were lower as the Company completed its purchases of machinery and equipment for the R&D space in fiscal 2008.
     Cash flows provided by financing activities were $2.8 million for the nine months ended May 4, 2009, compared to cash used in financing activities of $1.3 million for the nine months ended April 30, 2008. The increase of $4.1 million was attributable primarily to an increase in the excess of outstanding checks over the bank balance, net borrowings on the lines-of-credit and principal payments on long-term debt of $4.1 million.
The Company had the following committed financing arrangements as of May 4, 2009:
     Revolving Credit Facility: The Company has a credit facility with Regions which now allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of May 4, 2009, interest under the facility is charged at 2.43 percent. The unused portion of the facility is charged at a rate of 0.20 percent. Borrowings under this facility at May 4, 2009 were $7.0 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires on November 30, 2009.
     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of May 4, 2009, the leverage ratio was 1.68 times and the minimum fixed charge coverage ratio was 1.79 times. Collateral availability under the line as of May 4, 2009 was approximately $939,000. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
     Non-U.S. Receivables Revolving Credit Facility: On June 4, 2009, the Company amended this line of credit. The credit facility with Regions allows for borrowings of up to $1.75 million; however, the interest rate, which was based on the bank’s prime lending rate, is now one-month LIBOR plus three percent. Under no circumstances shall the rate be less than three and one-half percent per annum. The facility is charged an administrative fee of 1%. There were no borrowings under this facility at May 4, 2009. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. The line matures on June 3, 2010 and has no financial covenants. Current collateral availability under the line was approximately $1.3 million at May 4, 2009.
     Equipment Line of Credit: On June 5, 2009, the Company amended this line of credit. Under this amended credit facility, the Company may borrow up to $1.0 million, with interest now being LIBOR plus three percent (3.00%). Under no circumstances shall the rate be less than three and fifty one-hundredths percent (3.50%) per annum. The unused portion of the facility is not charged a fee. The borrowings under this facility as of May 4, 2009 were $263,000. The equipment line of credit has a maturity date of November 30, 2009.
     Management believes that cash flows from operations, together with available borrowings under its new credit facilities, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months.
Critical Accounting Policies
     The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2008. In the first nine months of fiscal 2009, there were no changes to the significant accounting policies.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

     The Company has two revolving credit facilities and an equipment line of credit facility in place. The primary revolving credit facility had an outstanding balance of $7.0 million at May 4, 2009 bearing interest based on either the one-, two- or three-month LIBOR plus 2.00 percent. The non-U.S. receivables revolving credit facility had no outstanding balance at May 4, 2009. Balances on this credit facility bear interest at the bank’s prime lending rate. The equipment line of credit facility had a $263,000 outstanding balance at May 4, 2009, bearing interest at an effective interest rate now being LIBOR plus three percent (3.00%). Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $144,000. The Company does not perform any interest rate hedging activities related to these three facilities.
     Additionally, the Company has exposure to non-U.S. currency fluctuations through export sales to international accounts. As only approximately 15 percent of our sales revenue is denominated in non-U.S. currencies, we estimate that a change in the relative strength of the dollar to non-U.S. currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to non-U.S. currency.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 4, 2009. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of May 4, 2009, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of May 4, 2009.
Changes in Internal Control over Financial Reporting
     During the quarter ended May 4, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Part II — Other Information
Item 1 — Legal Proceedings
     On April 17, 2008, the Company filed a lawsuit in the United States District Court for the Southern District of New York against Swiss-based Alcon, Inc. and its primary operating subsidiary in the U.S., Alcon Laboratories, Inc. (collectively “Alcon”). This suit is captioned Synergetics USA, Inc. v. Alcon Laboratories, Inc. and Alcon, Inc., Case No. 08-CIV-003669. The Company’s attorneys in this matter have agreed to represent the Company on a contingency-fee basis. In the complaint, the Company alleges that Alcon has used its monopoly power in the market for vitrectomy machines to control its customers’ purchasing decisions in favor of Alcon’s surgical illumination sources and associated accessories, for example by tying sales of its light pipes to sales of its patented fluid collection cassettes, which are required for each vitreoretinal surgery using Alcon’s market-dominant vitrectomy machine. The complaint describes further anti-competitive behaviors, which include commercial disparagement of the Company’s products; payment of grant monies to surgeons, hospitals and clinics in order to influence purchasing decisions; the maintenance of a large surgeon advisory board, many of the surgeons on which receive benefits far beyond their advisory contributions and are required to buy Alcon’s products; predatory pricing; an unlawful rebate program; and a threat to further lock out the Company from an associated market unless granted a license to use some of our key patented technologies. The Company requested both monetary damages and injunctive relief. On June 23, 2008, Alcon filed a pleading responsive to the complaint, denying all counts and asserting affirmative defenses. On June 4, 2009, the Court ruled in the Company’s favor, denying a motion by Alcon to dismiss the complaint. The Court ruled that the Company’s allegations present a legitimate legal claim for which damages may be awarded. Pre-trial activities in this suit are scheduled through January 2010.

     In its pleading on June 23, 2008, Alcon also made a counterclaim in which they allege that the Company misappropriated trade secrets from Infinitech, a company acquired by Alcon in 1998. The Company believes it has meritorious defenses to the counterclaim and has filed with the Court a Motion for Summary Judgment asking the Court to adjudge the counterclaim barred by the statute of limitations. We are awaiting a ruling on this motion.
     On October 9, 2008, Alcon Research, Ltd. (“Alcon Research”) filed a lawsuit against the Company and Synergetics in the Northern District of Texas, Case No. 4-08CV-609-Y, alleging infringement of United States Patent No. 5,603,710, as such patent is amended by the Reexamination Certificate issued July 19, 2005. On March 20, 2009, Alcon Research amended its complaint to add claims further alleging infringement of United States Patent No. 5,318,560 and infringement of and unfair competition with respect to three trademarks, namely Alcon®, Accurus® and Grieshaber®. Alcon Research has requested enhanced damages based on an allegation of willful infringement, and has requested an injunction to stop the alleged acts of infringement. Because the complaint fails to identify a single product as infringing, at this stage the Company is unable to determine at the basis, if any, for the patent infringement claims. On April 6, 2009, the Company answered the amended complaint with a general denial of the claims, as well as affirmative defenses and a request for the Court to make declarations of non-infringement with respect to the patents and trademarks at issue. The Company believes its defenses and counterclaims to be meritorious with respect to all claims in the suit. In one affirmative defense, the Company alleges that both patents at issue are invalid. On such grounds, the Company also has submitted documents to the United States Patent and Trademark Office (“USPTO”) requesting that both patents be reexamined and all claims therein be held unpatentable. At this time, the USPTO has requested additional information from the Company, but has made no determination on patentability. Corresponding to the Company’s request for reexamination in the USPTO, the Company has asked the Court to stay all proceedings in this case until the USPTO has made its final patentability determination, which may take 18-24 months or more. The Court has not ruled yet on the Company’s request for a stay.
     On February 25, 2009, Alcon and Alcon Research filed a lawsuit against the Company and Synergetics in the Northern District of Texas, Case No. 4-09CV-127-A, alleging infringement of United States Patent No. 5,318,560, and infringement of and unfair competition with respect to three trademarks, namely Alcon®, Accurus® and Grieshaber®. Alcon and Alcon Research voluntarily dismissed this suit upon the amendment of the above-described suit (Case No. 4-08CV-609-Y) with claims similar to those made in this case.
     In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of May 4, 2009, the Company had no litigation reserve recorded.
Item 1A — Risk Factors
     The Company’s business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008. In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that, there have been no material changes to the Company’s risk factors since the date of filing the Annual Report on Form 10-K for the fiscal year ended July 31, 2008.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3 — Defaults Upon Senior Securities
None

Item 4 — Submission of Matters to a Vote of Security Holders
None
Item 5 — Other Information
     There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2009.
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
Trademark Acknowledgements
Malis, the Malis waveform logo, Omni, Bident, Bi-Safe, Gentle Gel and Finest Energy Source for Surgery are our registered trademarks. Synergetics, the Synergetics logo, PHOTON, DualWave, COAG, Advantage, Microserrated, Microfiber, Solution, Tru-Micro, DDMS, Kryptonite, Diamond Black, Bullseye, Spetzler Claw, Spetzler Micro Claw, Spetzler Open Angle Micro Claw, Spetzler Barracuda, Spetzler Pineapple, Axcess, Veritas, Lumen and Lumenator product names are our trademarks. All other trademarks or tradenames appearing in this Form 10-Q are the property of their respective owners.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC. (Registrant)
June 15, 2009	/s/ David M. Hable
Chief Executive Officer

June 15, 2009	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)