Form 10-K
period 2009-07-31
SYNERGETICS USA INC
filed 2009-10-28
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-10382

SYNERGETICS USA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5715943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3845 Corporate Centre Drive O’Fallon, Missouri (Address of principal executive offices)	63368 (Zip Code)

Registrant’s telephone number, including area code
(636) 939-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock	The Nasdaq Capital Market

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported by The Nasdaq Stock Market as of February 3, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $20,668,751.

At October 23, 2009, there were 24,454,256 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders, expected to be held on December 17, 2009, are incorporated by reference into Part III of this Form 10-K where indicated.

SYNERGETICS USA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2009

SYNERGETICS USA, INC.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors.”

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

Mission

Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical instruments and consumables of the highest quality in order to assist and enable surgeons who perform microsurgery around the world to provide a better quality of life for their patients.

Overview

Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a leading supplier of precision microsurgery instrumentation. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, hand-held instruments and the delivery of various energy modalities for the performance of less invasive microsurgery including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency for electrosurgery and oblation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide information is included in Note 16 to the consolidated audited financial statements.

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

Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY

	Year Ended July 31,
	2009	Mix	2008	Mix

Ophthalmic	$29,981	56.6%	$28,019	56.0%
Neurosurgery	13,968	26.4%	12,925	25.8%
OEM Marketing Partners(1)	8,538	16.1%	8,347	16.7%
Other	478	0.9%	772	1.5%

Total	$52,965		$50,063

RESULTS OF OPERATIONS

	Year Ended July 31,		Increase
	2009	2008	(Decrease)

Net Sales	$52,965	$50,063	5.8%
Gross Profit(2)	29,415	29,962	(1.8)%
Gross Profit Margin%	55.5%	59.8%	(7.2)%
Commercial Expenses
Selling	14,262	12,601	13.2%
G&A	9,030	9,499	(4.9)%
R&D	2,998	2,654	13.0%
Operating Income	3,125	5,208	(40.0)%
Operating Margin	5.9%	10.4%	(43.3)%
EBITDA(3)	5,093	7,221	(29.5)%
Net Income	$1,595	$2,663	(40.1)%
Earnings per share	0.07	0.11	(36.4)%
Return on equity(4)	4.3%	7.6%	(43.4)%
Return on assets(5)	4.0%	6.5%	(35.5%)

(1)	Sales from our marketing partners are primarily neurosurgery and pain control revenues.

(2)	In the fourth quarter of fiscal 2009, the Company recorded an adjustment of approximately $975,000 (or approximately $.03 earnings per share, net of tax) primarily due to excess and discontinued inventory which was either contributed to a charitable organization or was discarded.

(3)	EBITDA, return on equity and return on assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization. Return on equity is defined as net income divided by average equity. Return on assets is defined as net income plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

	July 31,	July 31,
	2009	2008

Net income	$1,595	$2,663
Interest	763	1,129
Income taxes	775	1,439
Depreciation	1,052	1,013
Amortization	908	977

EBITDA	$5,093	$7,221

Net income	$1,595	$2,663
Average Equity:
July 31, 2009	$38,130
July 31, 2008	36,357	$36,357
July 31, 2007		33,435
Average Equity	$37,243	$34,896
Return on Equity	4.3%	7.6%
Net income	$1,595	$2,663
Interest	763	1,129
Net income + interest expense	2,358	3,792

	July 31,	July 31,
	2009	2008

Average Assets:
July 31, 2009	$58,080
July 31, 2008	58,396	$58,396
July 31, 2007		58,616
Average Assets	$58,238	$58,506
Return on Assets	4.0%	6.5%

Non-GAAP Financial Measures

We measure our performance primarily through our operating profit. In addition to our audited consolidated financial statements presented in accordance with GAAP, management uses certain non-GAAP measures, including EBITDA, return on equity and return on assets, to measure our operating performance. We provide a definition of the components of these measurements and reconciliation to the most directly comparable GAAP financial measure.

These non-GAAP measures are considered by our Board of Directors and management as a basis for measuring and evaluating our overall operating performance. They are presented to enhance an understanding of our operating results and are not intended to represent cash flow or results of operations. The use of these non-GAAP measures provides an indication of our ability to service debt and measure operating performance. We believe these non-GAAP measures are useful in evaluating our operating performance compared to other companies in our industry, and are beneficial to investors, potential investors and other key stakeholders, including creditors who use this measure in their evaluation of performance.

EBITDA, however, does have certain material limitations primarily due to the exclusion of certain amounts that are material to our results of operations, such as interest expense, income tax expense, depreciation and amortization. Because of this limitation, EBITDA should not be considered a measure of discretionary cash available to us to invest in our business and should be utilized in conjunction with other information contained in our consolidated financial statements prepared in accordance with GAAP.

Information with respect to the breakdown of revenue for the geographical areas is included in Note 16 to the consolidated audited financial statements.

Other Recent Events

On September 24, 2009, the Company announced that the lawsuit filed by Alcon Research, Ltd. (“Alcon Research”) against the Company and Synergetics in the Northern District of Texas, Case No. 4-08CV-609-Y has been stayed in its entirety until both of the patents at issue have completed re-examination at the United States Patent and Trademark Office (“PTO”). This lawsuit alleges infringement of United States Patents No. 5,603,710 and 5,318,560 and infringement of and unfair competition with respect to three Alcon-owned trademarks, namely Alcon®, Accurus® and Greishaber®. The Court found that the stay would not prejudice or be a tactical disadvantage for Alcon Research and that the stay may allow the re-examination to simplify or eliminate the issues in question. The PTO has stated in its Ex Parte Re-examination Filing Data as of June 30, 2009, that an average re-examination by the PTO takes approximately 25 months to complete and 75 percent of the time the patent’s original claims are either canceled or changed. On October 2, 2009, Alcon Research filed a Motion for Reconsideration of the ordered stay, requesting the Court to vacate its order and restart the proceedings. The Company has contested this Motion. The Company is currently awaiting the PTO re-examination results and the Court’s ruling on the Motion for Reconsideration.

On January 29, 2009, the Company appointed David M. Hable as President, Chief Executive Officer (“CEO”) and a member of the Board of Directors. Prior to joining Synergetics, Mr. Hable served as President and CEO of Afferent Corporation, a venture capital backed medical device company focused on neuro stimulation therapies. Previously, he was Chairman of the Board of ONI Medical Systems, Inc., a developer and marketer of magnetic resonance imaging equipment for extremity applications in non-hospital settings. Mr. Hable also spent over

20 years with Codman & Shurtleff, Inc. (“Codman”), a Johnson & Johnson company, which develops and markets a wide range of diagnostic and therapeutic products for the treatment of central nervous system disorders. Mr. Hable was engaged at Codman in several sales and marketing positions. From 1998 to 2003, Mr. Hable served as Codman’s Worldwide President leading all functions in the company, both domestically and internationally.

Strategy

The Company’s key strategy is to enhance shareholder value through profitable revenue growth in ophthalmology and neurosurgery markets through the identification and development of reusable and disposable instrumentation in conjunction with leading surgeons and marketing partners and to build out a strong operational infrastructure and financial foundation within which prudently financed growth opportunities can be realized and implemented. At the same time, we will maintain vigilance and sensitivity to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest.

The strategy can be divided and summarized as follows:

Improve Profitability and Cash Efficiency through:

Manufacturing Efficiencies

Lean Manufacturing — The Company continues to implement lean manufacturing in its production facilities one product line value stream at a time. During the fiscal year ended July 31, 2009, four product families were converted to the lean manufacturing methodology, with the realization of cost savings. We plan to continue to implement lean manufacturing techniques in all disposable product lines during the fiscal year ending July 31, 2010.

Plastic Molding — The Company’s most recent acquisition, Medimold, is producing plastic components which were previously supplied by outside vendors. In addition to lower costs for certain parts, we continue to convert select high volume plastic parts and metal machined parts to injection molded, plastic parts. Our annual savings from the continued introduction of new parts to this process is projected to be over $200,000 for fiscal year 2010.

Supply Chain Management — During the fiscal year 2009, the Company implemented Material Requirements Planning (“MRP”) in planning and controlling its production processes. The implementation of MRP helped reduce days in inventory on hand from 218 days for the three month period ended July 31, 2008 (annualized) to 201 days for the three month period ended July 31, 2009. In addition, our service level on our ‘A’ products (those products which provide over 80 percent of our sales) increased to 1.55 days and our backorder decreased from approximately $750,000 at July 31, 2008 to $40,000 at July 31, 2009.

Human Resource Rationalization — Starting with a hiring freeze in January 2009, the Company redeployed certain human resources and reduced the number of employees and temporary workers by 10% during fiscal 2009. These changes were made possible by the introduction of manufacturing efficiencies in certain product lines, the implementation of improvements in our enterprise wide information system, the implementation of MRP and supply chain management and related consolidations, and the shift from direct sales of certain neurosurgery products in the U.S. to the sales of these same products through marketing partners.

Cash Management — The Company is focused on its debt level and intends to continue to monitor and reduce its leverage by focusing on the reduction in days sales in accounts receivable and inventory and where appropriate, the increase in days in accounts payable. During the fiscal year ended July 31, 2009, the Company improved its leverage ratio to 25.7 percent from 26.8 percent at July 31, 2008.

Accelerate growth through:

Research & Development (“R&D”) — In order to focus resources on the most important projects, in October 2008, the Company completed a thorough review of its R&D efforts leading to a reduction in the number of active projects in the R&D pipeline to 39 such projects. In addition, we developed a uniform policies and procedures manual for our top 10 R&D initiatives. In July 2009, the Company reorganized its R&D resources into an advanced technology group which works on longer-term, highly complex R&D initiatives, an instrument development group which works on strategically targeted products and a manufacturing engineering group which works on product line extensions. These three groups focus on projects in both ophthalmology and neurosurgery. The engineering team at the King of Prussia, Philadelphia location has been strengthened to provide capacity for new electrosurgery products.

New Business Development — The Company’s core assets, including a history of customer driven innovation, quality differentiated products and an extensive distribution network makes it a logical component of value-creating business combinations. We continue to evaluate such potential combinations and opportunities for potential acquisitions that can expand the Company’s product offerings.

Assess Distribution Alternatives:

The Company competes in two distinct medical device markets, ophthalmology and neurosurgery. These markets are very different in terms of the number and size of the competitors in each and the size and maturity of their respective distribution networks. The Company is actively engaged in pursuing marketing partner opportunities basis the opportunities afforded by their distribution network.

Improve Sales Force Productivity:

The professionalism of the Company’s sales force is one of its true assets. Significant effort was made in the last year in aligning their incentives and promotional direction with those of the Company’s interests as a whole. It is anticipated that this will result in enhanced productivity.

Marketing

Ophthalmic and Vitreoretinal

Markets

Various diseases of the eye, including trauma to the eye, can lead to a damaged retina. Conditions associated with retinal detachment often require surgical treatment to prevent vision loss. These conditions include proliferative diabetic retinopathy, macular holes, macular puckers and traumatic eye injuries. Vitreoretinal surgery involves the removal of tissue from the eye necessitated by disease or injury that interferes with normal vision. This surgery is generally performed on the posterior portion of the eye surrounding the retina through incisions made in the front of the eye. The retinal surgeon needs a variety of instruments and capital equipment to perform the surgery, such as a vitreous cutter to remove the vitreous from the eye, a light source and an illuminator to illuminate the eye, a laser and a laser probe which provides focused photocoagulation to reattach the retina or mitigate disease, and other microsurgical instruments including forceps, scissors and picks, many of which are offered by the Company.

Based upon a study performed for the Company by Market Scope LLC, there are approximately 2,200 practicing retinal specialists in the United States and an additional 11,300 throughout the rest of the world. It is estimated that approximately 300,000 vitrectomies are performed each year in the United States and 1.1 million vitrectomies are performed throughout the rest of the world.

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

We are a leading supplier of 25, 23 and 20 gauge instrumentation to the vitreoretinal surgical market. The larger 20 gauge size remains the industry standard. The 25 and 23 gauge microsurgical instruments enable surgeons to make smaller sutureless incisions. However, the use of these instruments limits the amount of light that can be delivered to the surgical site using traditional light sources. In July 2004, we introduced our Photontm xenon light source for vitreoretinal illumination to operating rooms across the world which addressed the light limitation issues. In addition, we engineered a system solution using smaller optical fibers that, in combination with other product functionality, are capable of efficiently delivering more light to the surgical site than traditional illumination systems. At the same time, the device can deliver concentrated, illuminated laser energy to the site to provide endophotocoagulation. In addition to a high output light, the illuminator is also able to deliver laser energy. The light and laser energy are delivered coaxially to the surgical site through a single, ultra-fine fiberoptic. When used in conjunction with a laser, the ability of the Photontm to deliver both laser energy and vitreoretinal illumination through the same fiber line is unique, as is the number of accessories which can be attached to the device. These features distinguish the Photontm from other xenon light sources in the marketplace. We believe the Photontm will continue to gain acceptance in the ophthalmic surgical market as demand increases for 25, 23 and finer gauge instrumentation used in connection with minimally invasive surgical techniques.

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

In September 2007, we entered into two new distribution agreements with Volk Optical, granting Synergetics the rights over the next three years to sell Volk’s products to vitreoretinal surgeons in the United States. These agreements cover Volk’s line of ophthalmic lenses, used for detailed examination and treatment of the retina, and grant the Company exclusive rights to sell Volk’s new Optiflextm Surgical Assistant and surgical lenses in the United States. This new vitreoretinal system, compatible with all leading surgical microscopes, enhances the surgeon’s visual ability with precision focus and control.

In June 2009, our three-year distribution agreements for certain ophthalmic and vitreoretinal products with Quantel Medical, Inc. expired and a decision was made not to renew immediately; however, all products previously distributed per the agreements, including the Vitratm and Supratm lasers, continue to be part of the Company’s product offerings. The Vitratm and Supratm are portable lasers and are compatible with the Photontm and Photontm II light sources.

Our business continues to grow and evolve as new, minimally invasive surgical techniques are pioneered by leading vitreoretinal surgeons. As microsurgical instruments become ever smaller, new endoillumination technology is required to assist surgeons in this field. The Company was an early developer of cutting-edge endoillumination products and continues to be an innovative leader in the marketplace in the design, manufacture and marketing of laser probes and fiberoptic endoilluminators.

Marketing and Sales Force

In the United States over a number of years, we have assembled a dedicated sales team. Our team sells our ophthalmic and vitreoretinal surgical products directly to end-users employing a staff of approximately 32 sales and marketing professionals. We offer over 1,400 separate catalogue items in the ophthalmic and vitreoretinal surgical market segments. Our ophthalmic and vitreoretinal products include fiberoptic endoilluminators, laser probes, a variety of disposable and reusable instruments designed for intraocular manipulation of tissues, illumination equipment under the Photontm brand, laser equipment for the United States market under Quantel’s Vitratm and Supratm brands, Volk’s line of ophthalmic lenses and its Optiflextm Surgical Assistant and other miscellaneous products.

Internationally, we utilize a hybrid sales network comprised of direct and distributor sales. We have distribution agreements with independent representatives to sell and distribute our ophthalmic and vitreoretinal surgical products. At July 31, 2009, we had 13 international direct sales employees and were represented by approximately 47 non-U.S. distributors and independent sales representatives. Our ophthalmic and vitreoretinal surgical products are offered for sale in approximately 60 countries outside the United States. The terms of sale to our non-U.S. distributors and our non-U.S. end-user customers do not differ materially from our terms to our domestic end-user customers. Selling prices are established based upon each country’s competitive pricing methodology.

Competition

Our ophthalmic and vitreoretinal surgical instruments, lasers and disposables compete against manufacturers of similar products, including those sold by our major competitors, Alcon, Inc., Iridex Corporation (“Iridex”), Bausch & Lomb, Inc. and Dutch Ophthalmic Research Corp (“DORC”). Our Photontm xenon light source and our new Photontm II gas-arc light source compete with manufacturers of similar products, including those sold by Alcon, Inc. and DORC. In addition, our products compete with smaller and larger specialized companies that do not otherwise focus on ophthalmic and vitreoretinal surgery. In the future, aggressive pharmaceutical intervention may adversely affect the use of our surgical products.

Neurosurgery

Markets

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

The Company estimates that there are approximately 3,400 practicing neurological surgeons in the United States and an additional 3,700 throughout the rest of the world. It is estimated that approximately 200,000 cranial procedures are performed each year in the United States, including over 51,000 craniotomies for tumor removal. In addition, over 1.3 million spine surgery procedures are performed annually in the United States and a total of over one million such procedures are performed worldwide by neurological and orthopedic surgeons.

The Company has an integrated neurosurgical product line which includes the Omni® ultrasonic aspirator, the Malis® electrosurgical generators and precision neurosurgical instruments. Our neurosurgical product catalogue consists of over 300 neurosurgical items including energy source devices, disposable and reusable instruments and other disposable items.

The primary use of the Company’s Omni® ultrasonic aspirator in neurosurgery is tumor removal. The Company distributes the Omni® control module, handpieces and accessory tips in the United States, Canada, Australia, New Zealand, a portion of Latin and South Americas and all but two countries in Europe. The control module and handpieces are manufactured by Mutoh America Co., Ltd., a division of Miwatec Co., Ltd. (“Mutoh”). The accessory tips are manufactured by the Company. The Omni® system uses ultrasonic waves to cause vibration of a tip that emulsifies bone and tissue for removal and then utilizes suction to aspirate these bone and tissue fragments. The Omni® system is unique in its ability to cause the handpiece tip to oscillate torsionally allowing the surgeon to remove bone, a feature that is a safer alternative to a rotating drill in removing bone in or near critical anatomical structures in intracranial and spine surgery. The tips and disposable packs are manufactured at the Company’s facility in O’Fallon, Missouri.

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

In addition, the Company has developed and released a line of bipolar instruments in both disposable and reusable models, some of which will connect to all compatible electrosurgical generators.

Marketing and Sales Force

In July 2009, the Company completed a reduction in personnel of approximately 10 percent of our workforce including most of our direct neurosurgical sales force. We continue to sell this product line through our team of approximately two sales representatives, a marketing professional and four independent representatives. This realignment was designed to increase profitability through the elimination of a substantial portion of our commercial expenses associated with direct distribution. The distribution of our neurosurgical products will continue through a combination of our existing marketing partners and potentially new marketing partners or distribution channels.

Competition

In neurosurgery, we develop, design and manufacture precision-engineered, microsurgical instruments. In addition, we believe we are the premier manufacturer of bipolar electrosurgical systems for use in neurosurgery. Our neurosurgical bipolar electrosurgical systems compete against the Valleylab division of Covidien Ltd. (formerly Tyco Healthcare Group), Kirwan Surgical Products, Inc., Erbe Elektromedizin GmbH and Aesculap including Aesculap Inc., USA and Aesculap GmbH, divisions of B. Braun Medical Inc. Our Omni® ultrasonic aspirator competes against Integra Life Sciences Holdings, Corp., the manufacturer of the CUSAtm and the Selectortm ultrasonic systems. Our neurosurgical instruments and disposables compete against manufacturers of similar products, including those sold by Integra NeuroSciences. Also, we compete with smaller and larger specialized companies that do not otherwise focus on neurosurgery. Our products also compete with other technologies, such as lasers, handheld instruments and a variety of tissue removal systems designed for removing skull-based tumors. In the future, aggressive pharmaceutical intervention may preclude the use of our surgical products.

OEM Markets

The Company has OEM marketing partner relationships with Codman, Stryker Corporation (“Stryker”) and Iridex. The loss of a majority of all revenues associated with the Codman relationship would have a significant adverse effect on the Company in the immediate future following such an event.

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been marketed for over 25 years through a series of distribution agreements with Codman. On April 2, 2009, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of the third generation electrosurgical generator, certain other generators, related disposables, accessories and other options. In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. Both agreements expire on December 31, 2011. Sales to Codman in the fiscal year ended July 31, 2009 comprised approximately 10.1 percent of sales.

The Company supplies a lesion generator used for minimally invasive pain treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the Company negotiated a one-year extension to the agreement and increased the minimum purchase obligation to 300 units per year for the remaining contract period. The agreement covers the manufacture and supply of the lesion generator unit together with certain accessories. The pain control unit can be utilized for facet denervation, rhizotomy, percutaneous cordotomy, dorsal root entry zone lesions, peripheral neuralgia, trigeminal neuralgia and ramus communications. Pain relief is achieved by the controlled heating of the area surrounding the electrode tip. A thermosensor in the probe is used to control tissue temperature. Impedance values are displayed to guard against unsafe conditions. The system provides an electrical stimulator for nerve localization and various coagulating outputs that are selectable based on the procedures undertaken. The generator is configured for bipolar output to minimize current spread, as well as monopolar operation. The agreement also provides Stryker the right of first refusal for the distribution of certain other products in the pain control; orthopedic; ear, nose and throat (“ENT”); craniomaxillofacial; and head and neck surgery markets.

In addition, the Company manufactures directional laser probes for Iridex. In October 2005, Iridex filed a lawsuit against the Company for infringement of its Patent No. 5,085,492 entitled “Optical Fiber with Electrical

Encoding.” Pursuant to a settlement of the lawsuit in 2007, the parties entered into a manufacture and supply agreement in which the Company obtained the right to manufacture and supply various laser probes to Iridex. This agreement expires in April of 2012.

Operations

Manufacturing and Supplies

We design, manufacture and assemble the majority of our ophthalmic and certain of our neurosurgical products in our facility in O’Fallon, Missouri. The bipolar electrosurgical generators (including the neurosurgical, pain control and other generator units) are manufactured in our facility in King of Prussia, Pennsylvania. The Omni® ultrasonic aspirator, the Vitratm and Supratm laser units and the Volk lenses and Optiflextm systems are manufactured by the respective manufacturers. Our products are assembled from raw materials and components supplied to us by third parties. Most of the raw materials and components we use in the manufacture of our products are available from more than one supplier. For some components, there are relatively few alternate sources of supply. However, we rely upon single source suppliers or contract manufacturers for a small portion of our disposable product line, for the production of our Omni® console and handpieces and for several key components of our Photontm light sources and our electrosurgical generators. Our profit margins and our ability to develop and deliver products on a timely basis may be adversely affected by the lack of alternative supply in the required timeframe.

The Company continues to introduce lean manufacturing processes into the production environment. During the fiscal year ended July 31, 2009, four product families were introduced to the lean manufacturing methodology with cost savings of approximately 36 percent and floor space reductions of approximately 25 percent. We plan to continue to apply the lean philosophy to our product families one value stream at a time and complete this implementation throughout our disposable product lines during fiscal year 2010. We will also be applying this philosophy to other departments in our organization, including purchasing, accounting and administration. In addition, the Company’s most recent acquisition, Medimold, Inc., is producing components which were previously supplied by outside vendors. We continue to introduce our higher volume plastic components to this lower cost process. Our annual savings from the continued introduction of new production parts to the injection molding process is projected to be over $200,000 for fiscal year 2010.

During fiscal year 2009, the Company formed a Supply Chain Management department which merged the production planning department, the warehouse function and customer service department together. The Supply Chain Manager is responsible for the utilization of MRP within the information system. This reorganization and the use of MRP resulted in a reduction in the days of inventory on hand from 218 days for the three month period ending July 31, 2008 (annualized), to 201 days for the three month period ending July 31, 2009 (annualized). In addition, our service level on our ‘A’ products (those products which provide over 80 percent of our sales) increased to 1.55 days, representing the average time between the receipt of an order for an ‘A’ product and its shipping date. In addition, our backorder decreased from approximately $750,000 at July 31, 2008, to approximately $40,000 at July 31, 2009.

In October 2005, we completed a 27,000 square foot addition to our 33,000 square foot manufacturing facility and headquarters in O’Fallon, Missouri. In July 2005, Valley Forge moved its Philadelphia manufacturing, engineering and assembly facility and the Oaks, Pennsylvania selling, general and administrative offices into a new facility located in King of Prussia, Pennsylvania. Effective May 1, 2005, Valley Forge entered into a combination sublease and lease agreement for this facility of approximately 13,500 square feet of office, engineering and manufacturing space for a term of four and one-half years, which expires October 31, 2009. In November of 2008, this lease was extended through October 31, 2012. In August 2007, we leased approximately 10,000 square feet of additional space adjacent to our headquarters in O’Fallon, Missouri for a term of five years. In addition, effective June of 2008, we purchased Medimold, Inc., a St. Peters, Missouri-based injection molding company that leases approximately 1,500 square feet of manufacturing space on a month-to-month basis.

Government Regulations

Medical devices manufactured by the Company are subject to extensive regulation by governmental authorities, including federal, state and non-U.S. governmental agencies. The principal regulator in the United States is the Food and Drug Administration (the “FDA”).

FDA regulations are wide ranging and govern the production and marketing of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling and promotion of devices, the maintenance and retention of certain records, the ability to track devices in distribution, the reporting of potential product defects and patient incidents, the export of devices and other matters.

All medical devices introduced into the market since 1976, which include substantially all of our products, are required by the FDA as a condition of sale and marketing to secure either a 510(k) Premarket Notification clearance or an approved Premarket Approval Application (“PMA”). A Premarket Notification clearance indicates FDA agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market before 1976 or that has received 510(k) Premarket Notification clearance since that time. The process of obtaining a Premarket Notification clearance can take several months or years and may require the submission of limited clinical data and supporting information. The PMA process typically requires the submission of significant quantities of clinical data and manufacturing information and involves significant review costs.

Under FDA regulations, after a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials or packaging, requires a new 510(k) clearance. The FDA requires a manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees, it can require a manufacturer to obtain a new 510(k) clearance or it can seek enforcement action against the manufacturer.

We are also required to register with the FDA as a device manufacturer and to maintain compliance with the FDA’s Quality System Regulations (“QSRs”). The QSRs incorporate the requirements of Good Manufacturing Practice as well as other regulatory requirements of the FDA, which mandate detailed quality assurance and record-keeping procedures and subject manufacturers to unscheduled periodic quality system inspections. We conduct internal quality assurance audits throughout the manufacturing process and believe the Company is in material compliance with all applicable government regulations.

We may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety or effectiveness claims. Further, we are required to comply with various FDA regulations for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device before marketing clearance has been received or promoting a cleared device for unapproved indications. Noncompliance with applicable regulatory requirements can result in enforcement action, which is more fully described in Part 1, Item 1A, “Risk Factors” section of this Form 10-K.

Medical device regulations also are in effect in many of the countries outside the United States in which our products are sold. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective, and all medical devices sold in the European common market must meet the Medical Device Directive standards. The Company sells its products in the European medical device market; as such, we have voluntarily chosen to subject ourselves to the audits established by the European Union through which we have obtained “CE marking” for many of our products. The Company is subjected to annual audits at both of our manufacturing facilities for compliance to the quality system standards established by the International Standards Organization (“ISO”) and Medical Device Directives established by European law. The Company is certified to ISO 13485:2003, the international standard for quality systems as applied to medical devices. Failure to correct deficiencies discovered during an audit could result in the removal of the CE mark on our products, which would effectively bar the sale of the Company’s products in the European market. Such a result would have a significant and material negative impact on the Company and its business. In addition, there are several other countries that require additional regulatory clearances.

Management believes that we are in material compliance with the government regulations governing our business.

Safety Approvals

The majority of our capital equipment products also require electrical safety testing, and in some cases electromagnetic compatibility testing, either as a product registration requirement and/or to gain market acceptance.

Research and Development

Our R&D primarily focuses on developing new products based on our proprietary Malis® electrosurgical generator/DualWaveTM technology, our Omni® system and PhotonTM technology and our expertise in vitreoretinal surgery and neurosurgery. We are continually engineering new products and instrumentation, as well as enhancements to existing products, to meet the needs of surgeons in ophthalmology and neurosurgery disciplines. We have entered into consultation arrangements with leading ophthalmic surgeons, all of whom specialize in vitreoretinal procedures. In neurosurgery, we have worked closely with leading neurosurgeons to develop ultrasonic tips used with our Omni® system and microsurgical instruments.

The Company has historically invested in leading edge R&D projects. In fiscal 2010, we expect continued development of Malis® electrosurgical generators and supporting accessories; the second generation ultrasonic aspirator and supporting accessories; 25, 23 and 20 gauge precision instruments; endoillumination and laser probes; PhotonTM supporting disposables; and other products used in conjunction with minimally invasive surgical procedures.

For 2009, 2008 and 2007 fiscal years, the Company expended approximately $3.0 million, $2.7 million and $2.6 million, respectively, for R&D, which represented 5.7 percent, 5.3 percent and 5.6 percent of net sales. We anticipate that we will continue to incur greater R&D costs in connection with the development of our products. In July 2009, the Company completed a reorganization of its R&D resources in O’Fallon, Missouri by aligning resources along three different development categories, including an advanced technology group which works on longer-term, highly complex R&D initiatives, an instrument group which works on strategically targeted hand-held instrumentation and a manufacturing engineering group which works on product line extensions. The instrument group has been relocated next to ophthalmic marketing and manufacturing engineering. The realignment of R&D will allow greater flexibility to meet the ever-changing needs of our customers as well as allowing the Company to focus on those products and technologies that fit within our strategic plan. In addition, the Company has an electrosurgery-focused R&D department in King of Prussia, Pennsylvania.

In order to focus new product development resources on the highest priority projects, in October 2008, the Company completed a thorough review and prioritization of its R&D efforts leading to a reduction in the number of active, major projects in the R&D pipeline to 36. In addition, the Company developed a uniform policies and procedures manual for its R&D initiatives, which included a measurement of the potential return on investment at various stages in the development life cycle. At July 31, 2009, the Company’s development pipeline included 39 major projects in various stages of completion. The Company expects to invest in R&D at rates of 4 to 6 percent of net sales each fiscal year. Substantially all of our R&D is conducted internally. In the 2010 fiscal year, we anticipate that we will fund all of our R&D with current assets and cash flows from operations. We continuously review our R&D initiatives to ensure that they remain consistent with and supportive of our strategic growth initiatives.

During fiscal 2009, the Company’s R&D efforts produced 18 new catalogue items. New products, which management defines as products introduced within the prior 24-month period, accounted for approximately $3.6 million, or 6.8 percent, of total sales for the Company for fiscal 2009. For fiscal 2008, new products accounted for approximately 17.2 percent of total sales for the Company, or $8.6 million.

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

Currently, the Company owns 41 unexpired United States patents, the oldest of which was issued in 1994, and none of which will expire before 2012. We do not believe that the expiration of any one patent, or the expiration over time of all of our currently unexpired patents, will have a material, adverse effect on our business. The Company also has multiple pending U.S. patent applications, which we believe will, in due course, issue as patents. However, other companies and entities have filed patent applications or have obtained issued patents relating to instruments, laser probes, endoillumination, light sources, monopolar and bipolar electrosurgical methods and devices, any of which may impact our ability to obtain patents in the future. When deemed appropriate for our business success, we will enforce and defend our patent rights.

We generally seek patent protection in the U.S. on technological advancements used or likely to be used in our products and product improvements, and may seek patent protection on such technology in select non-U.S. countries. We do not, however, rely exclusively on our patents to provide us with competitive advantages with respect to our existing product lines. We also rely upon trade secrets, know-how, continuing technological innovations and superior engineering to develop and maintain our competitive advantage.

In an effort to protect our trade secrets, we generally require our consultants, advisors and employees to execute confidentiality agreements and, when appropriate, invention assignment agreements upon commencement of employment, or a consulting or advising relationship with us. These agreements typically provide that all confidential information developed or made known to the subject person during the course of that person’s relationship with us must be kept confidential and cannot be used, except in specified circumstances. When appropriate, these agreements also contain provisions requiring these individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by the subject person while employed or retained by the Company, subject to customary exceptions.

The Malis, Omni, Bi-Safe, Gentle Gel, Finest Energy Source Available for Surgery and Bident are our registered trademarks. Synergetics, Photon, Photon I, Photon II, P1, P2, DualWave, COAG, Advantage, Burst, Microserrated, Mircofiber, Solution, TruMicro, DDMS, Kryoptonite, Diamond Black, Bullseye, Claw, Micro Claw, Open Angle Micro Claw, One-Step, Barracuda, aXcess, Flexx, Lumen, Lumenators, Veritas and Vivid product names are our trademarks. All other trademarks or tradenames appearing in this Form 10-K are the property of their respective owners.

Employees

In October 2009, we had approximately 380 employees. From time to time, we retain part-time employees, engineering consultants, scientists and other consultants. All full-time employees are eligible to participate in our health benefit plan. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information, as of the date of this annual report on Form 10-K, with respect to the executive officers of the Company.

Name	Age	Position(s) with the Company

David M. Hable	54	President, Chief Executive Officer & Director
Kurt W. Gampp, Jr.	49	Executive Vice President, Chief Operating Officer & Director
Jerry L. Malis	77	Executive Vice President, Chief Scientific Officer & Director
Pamela G. Boone	46	Executive Vice President, Chief Financial Officer, Treasurer & Secretary

David M. Hable joined the Company as its President and CEO in January 2009. Prior to joining the Company, Mr. Hable served as President and CEO of Afferent Corporation, a venture capital backed medical device company focused on neuro stimulation therapies. Previously, he was Chairman of the Board of ONI Medical Systems, Inc., a developer and marketer of magnetic resonance imaging equipment for extremity applications in non-hospital settings. Mr. Hable also spent over 20 years with Codman, which develops and markets a wide range of diagnostic and therapeutic products for the treatment of central nervous system disorders. Mr. Hable was engaged at Codman in several sales and marketing positions. From 1998 to 2003, Mr. Hable served as Codman’s Worldwide President leading all functions in the company, both domestically and internationally. Mr. Hable has overall responsibility for the management of the Company.

Kurt W. Gampp, Jr. is the Company’s Executive Vice President and Chief Operating Officer and has served in these positions and as a director since 2005. Immediately prior to the merger with Valley Forge, Mr. Gampp served as the Executive Vice President and Chief Operating Officer of Synergetics and had served in this position since Synergetics was founded in 1991. Mr. Gampp coordinates and supervises the manufacturing of the Company’s products and is in charge of the daily production operations of the Company.

Jerry L. Malis is the Company’s Executive Vice President and Chief Scientific Officer and has served in these positions and as director since 2005. Immediately prior to the consummation of the merger with Valley Forge, Dr. Malis served as Valley Forge’s Chief Executive Officer, President and Chairman of the Board of Valley Forge. He has published over 50 articles in the biological science, electronics and engineering fields, and has been issued ten United States patents. Dr. Malis coordinates and supervises the scientific developments of the Company.

Pamela G. Boone joined the Company as its Chief Financial Officer in May 2005. Prior to this, Ms. Boone served as Vice President and Chief Financial Officer of Maverick Tube Corporation from 2001 until January 2005 and as Vice President, Treasurer and acting Chief Financial Officer until May 2005. Maverick Tube Corporation, a Missouri-based company (“Maverick”), was a leading North American producer of welded tubular steel products used in energy and industrial applications. From 1997 to 2001, Ms. Boone served as Maverick’s Corporate Controller. Ms. Boone coordinates and supervises the financial, accounting, human resources, information technology, legal and quality aspects of the Company.

Available Information

We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Exchange Acts, through our internet website at www.synergeticsusa.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors

In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks described below before making an investment decision.

We are exposed to risks associated with world-wide economic slowdowns and related political uncertainties.

We are subject to macro-economic fluctuations in the United States economy. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could cause a slowdown in customer orders or cause customer order cancellations. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad.

Recent macro-economic issues involving the broad financial markets, including the housing and credit system and general liquidity issues in the securities markets have negatively impacted the economy and may have negatively affected our growth, and such issues may continue to affect growth in the future. In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results.

Although purchases of our products are not often discretionary, the lack of health care insurance may cause some procedures to be delayed or postponed as long as possible. If the economic climate deteriorates further, some follow-on effects could impact our business, including insolvency of key suppliers resulting in product delays, delays in customer payments of outstanding accounts receivable and customer insolvencies, counterparty failures negatively impacting our operations and increased expense or inability to obtain future financing. In addition, these issues have impacted the sales of our capital equipment during the fiscal year.

In addition, recent public policy decisions with respect to health care reform and a medical device manufacturer fee proposal or new proposal could increase our cost of operations and reduce our net income.

If any of our single source suppliers were to cease providing components, we may not be able to produce our products.

The manufacture of Synergetics’ Photontm light sources depends on single sources for several key components. If any of these suppliers become unwilling or unable to provide products or components in the required volumes and quality levels or in a timely manner, we would be required to locate and contract with substitute suppliers. Although we believe that alternative sources for many of these components and raw materials are available, we could have difficulty identifying a substitute supplier in a timely manner or on commercially reasonable terms and may have to pay higher prices to obtain the necessary materials. Any supply interruption could harm our ability to manufacture our products until a new source of supply is identified and qualified.

The medical device industry is highly competitive, and we may be unable to compete effectively with other companies.

The medical technology industry is characterized by intense competition. We compete with established medical technology companies and early stage companies that have alternative solutions for the markets we serve or intend to serve. Many of our competitors have access to greater financial, technical, R&D, marketing, manufacturing, sales, distribution services and other resources than we do. Furthermore, our competitors may be more effective at implementing their technologies to develop commercial products. Certain of the medical indications that can be treated by our devices can also be treated by other medical devices or by medical practices that do not include a device. The medical community widely accepts many alternative treatments and certain of these other treatments have a long history of use.

Our competitive position depends on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development and protect our intellectual property. We may need to develop new applications for our products to remain competitive. Technological advances, including pharmacology, by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success depends upon our ability to compete effectively against current technology, as well as respond effectively to technological advances, and upon our ability to successfully implement our marketing strategies and execute our R&D plan.

Our future results are dependent, in part, upon the successful transition of our neurosurgical products to our marketing partners.

During July 2009, the Company completed a reduction in personnel of approximately 10 percent of our workforce including most of our direct neurosurgical sales force. The distribution of our neurosurgical products will continue through a combination of our existing marketing partners and potentially new, marketing partners or indirect distributors. The successful distribution will be dependent in part by:

•	their acceptance by our marketing partners;

•	their acceptance by the surgeon;

•	our ability to respond to our marketing partners needs; and

•	the reaction of our marketing partners’ competitors in this market.

Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.

Medical device companies are subject to rigorous regulation, including by the FDA and numerous other federal, state and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. In addition, certain states have recently passed or are considering legislation restricting our interactions with health care providers and requiring disclosure of many payments to them. Also, while recent case law has clarified that the FDA’s authority over medical devices preempts state tort laws, legislation has been introduced at the Federal level to allow state intervention. We anticipate that the government will continue to closely scrutinize our industry, and additional regulation by governmental authorities may increase compliance costs, exposure to litigation and other adverse effects to our operations.

A significant part of our neurosurgical products sales comes from a single customer, which makes us vulnerable to the loss of that customer.

Codman currently accounts for most of our total revenue from sales of our bipolar electrosurgical generators. During the fiscal year ended July 2009, revenue from sales of our bipolar electrosurgical generators, cord tubing sets and royalty payments from Codman represented approximately 10.1 percent of the Company’s total net sales. Under our existing agreement with Codman, Codman distributes the third generation generator trademarked as the CMCtm III on an exclusive basis. Our existing agreement with Codman will expire by its own terms on December 31, 2011, unless extended by mutual agreement of the parties. In order to continue to be an marketing partner to Codman, we are designing new generators for its distribution. These new generators will require electrical safety testing before we begin manufacturing these new units. Our efforts to maintain a continuous supply to Codman may not be sufficient depending on our unit sales of the CMCtm III and the time required for redesign and subsequent approval.

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

Demand for our products may change because of evolving customer needs, the introduction of new products and technologies, the discovery of cures for certain medical problems, including pharmacology, evolving surgical practices and evolving industry standards. Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time causing our sales and operating results to suffer. The success of our new products will depend on several factors, including our ability to:

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

New products and enhancements usually require a substantial investment in R&D before we can determine the viability of the product, and we may not have the financial resources necessary to fund this R&D. Moreover, new products and enhancements may not produce revenues in excess of the R&D costs, and they may become obsolete by changing customer preferences or the introduction by our competitors of new technologies or features. Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs.

Quality problems with our processes, goods and services could harm our reputation for producing high quality products and erode our competitive advantage.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our goods and services. If we fail to meet these standards, our reputation could be damaged, we could lose customers and our revenue could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision engineered components, sub-assemblies and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality components will be harmed, our competitive advantage could be damaged and we could lose customers and market share.

Our operating results may fluctuate.

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include, but are not limited to:

•	the introduction of new product lines;

•	product modifications;

•	the level of market acceptance of new products;

•	the timing of R&D and other expenditures;

•	timing of the receipt of orders from, and product shipments to, distributors and customers;

•	timing of customer capital availability and other selling and general expenditures;

•	changes in the distribution arrangements for our products;

•	manufacturing or supply delays;

•	the time needed to educate and train additional sales personnel;

•	costs associated with product introductions;

•	costs associated with defending our intellectual property;

•	product returns; and

•	receipt of necessary regulatory approvals.

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

For example:

•	There has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products and these entities may decide to stop purchasing their products or demand discounts on our prices;

•	Major third-party payors of hospital services, including Medicare, Medicaid and private health care insurers, could substantially revise their payment methodologies or could impose reimbursement cutbacks that could create downward price pressure on our products;

•	Recently, there has been an FDA-provided incentive for surgeons to move certain procedures from hospitals to ambulatory surgical centers, which may impact the demand for and distribution of our surgical products;

•	Numerous legislative proposals have been considered that, if adopted, would result in major reforms in the United States health care system that could have an adverse effect on our business;

•	There is economic pressure to contain health care costs in international markets; and

•	There have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

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

Our R&D activities and the manufacturing, labeling, distribution and marketing of our existing and future products are subject to regulation by governmental agencies in the United States and in other countries. The FDA and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use.

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

Pursuant to the Medical Device Directive, the Company is audited annually. A negative audit could result in the removal of the CE marking on our products, which would effectively bar the sale of the Company’s products in the European market. Such a result would have a significant and material negative impact on the Company and its business. In addition, there are several other countries that require additional regulatory clearances.

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

Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own patents that cover significant aspects of our products. Certain patents of ours have expired and others will expire in the future. In addition, challenges may be made to our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours that our patents do not cover. In addition, our current and future patent applications may not result in the issuance of patents in the United States or non-U.S. countries. Further, there is a substantial backlog of patent applications in the U.S. PTO, and the approval or rejection of patent applications may take several years. We may become subject to patent infringement claims or litigation or interference proceedings declared by the U.S. PTO to determine the priority of invention.

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

Our future success depends upon the continued service of key management, technical sales and other critical personnel, including Messrs. Hable, Gampp and Malis and Ms. Boone, our Chief Executive Officer, our Chief Operating Officer, our Chief Scientific Officer and our Chief Financial Officer, respectively. We maintain key person life insurance for Messrs. Hable, Gampp and Malis. With the exception of Ms. Boone, our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. The loss of any key employee could result in a disruption to our operations and could materially harm our business. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

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

We believe that we must expand our international sales and distribution operations to have continued growth. In fiscal 2009, our sales to countries outside the U.S. represent approximately 32 percent of our total sales. In addition, we believe a similar proportion of products sold to marketing partners in the U.S. are distributed by these partners to their non-U.S. affiliates. We expect to sell an increasing portion of our products to customers overseas. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

•	difficulties and costs of staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	unexpected changes in international or local market regulatory requirements, including imposition of currency exchange controls;

•	longer accounts receivable collection cycles;

•	import or export licensing requirements;

•	potentially adverse tax consequences;

•	political and economic instability;

•	obtaining regulatory approval for our products;

•	end-market and/or regional competition that may have competitive advantages;

•	potentially reduced protection for intellectual property rights; and

•	subjectivity of non-U.S. laws.

We have international suppliers of various products.

We have suppliers that are located outside the United States, subjecting us to risks generally associated with contracting with non-U.S. suppliers, including quality concerns, adverse changes in non-U.S. economic conditions, import regulations, duties, tariffs, quotas, economic and political instability, burdens of complying with a wide variety of non-U.S. laws and embargoes. Our reliance on international suppliers may cause us to experience problems in the timeliness and the adequacy or quality of product deliveries. Specifically in regard to the Omni® console and handpieces, there is an additional risk as our contract with the equipment manufacturer is year-to-year. In addition, we continue to sell the Quantel lasers under an expired distribution agreement.

Our cash is maintained with a regional bank which given the current financial crisis may not be fully insured.

We maintain significant amounts of cash and cash equivalents at a financial institution that is in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

The market price of our stock may be highly volatile.

The market price of our common stock could fluctuate substantially due to a variety of factors, including:

•	our ability to successfully commercialize our products;

•	the execution of new agreements and material changes in our relationships with companies with whom we contract;

•	quarterly fluctuations in results of operations;

•	announcements regarding technological innovations or new commercial products by us or our competitors or the results of regulatory filings;

•	market reaction to trends in sales, marketing and R&D and reaction to acquisitions;

•	sales of common stock by existing shareholders;

•	changes in key personnel;

•	economic and political condition, including worldwide geopolitical events; and

•	fluctuations in the United States financial markets.

Synergetics USA has anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of its common stock.

Provisions of our certificate of incorporation, bylaws and Delaware law may have the effect of deterring hostile takeovers or delaying or preventing changes in the control of the Company, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of our shareholders to approve transactions that they may deem to be in their best interest. Also, our Board of Directors is divided into three classes, as nearly equal in size as practicable, with three-year staggered terms. This provision may deter a potential acquirer from engaging in a transaction with us because it will be unable to gain control of our Board of Directors until at least two annual meetings have been held in which directors are elected by our shareholders.

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

Because we do not require training for users of our products, there exists an increased potential for misuse of our products, which could harm our reputation and our business.

Our products may be purchased or operated by physicians with varying levels of training. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. We, and our distributors, generally offer but do not require purchasers or operators of our products to attend training sessions. In addition, we sometimes sell our systems to companies that rent our systems to third parties and that provide a technician to perform the procedure. The lack of training may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

If our facilities were to experience catastrophic loss, our operations would be seriously harmed.

Our facilities could be subject to catastrophic loss such as fire, flood, tornados or earthquake. A substantial portion of our R&D and manufacturing activities, our corporate headquarters and other critical business operations are located near major earthquake faults in O’Fallon, Missouri. Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expense to repair and replace our facilities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our primary office and manufacturing operations are conducted in a 60,000 square foot building owned by our wholly owned subsidiary, Synergetics Development Company, LLC, a Missouri limited liability company. The facility is located in O’Fallon, Missouri, approximately 25 miles west of St. Louis, Missouri. In August 2007, we leased approximately 10,000 square feet of additional space adjacent to our headquarters in O’Fallon, Missouri, for a term of five years expiring July 31, 2012.

Effective May 1, 2005, we leased 13,500 square feet of office, assembly and manufacturing space in King of Prussia, Pennsylvania. The sublease and lease agreement for this facility is for a term of four and one-half years, which serves as office, engineering and manufacturing space. In November of 2008, this lease was extended through October 31, 2012.

In addition, effective June 2008, we purchased Medimold, Inc., a St. Peters, Missouri-based injection molding company that occupies approximately 1,500 square feet of manufacturing space. The space is leased on a month-to-month basis.

We believe that these facilities are suitable and adequate for our operations. We believe that we have the ability to generate additional production capacity using our existing manufacturing facilities.

Item 3.	Legal Proceedings

On April 17, 2008, the Company filed a lawsuit in the United States District Court for the Southern District of New York against Swiss-based Alcon, Inc. and its primary operating subsidiary in the U.S., Alcon Laboratories, Inc. (collectively “Alcon”). This suit is captioned Synergetics USA, Inc. v. Alcon Laboratories, Inc. and Alcon, Inc., Case No. 08-CIV-003669. The Company’s attorneys in this matter have agreed to represent the Company on a contingency-fee basis. In the complaint, the Company alleges that Alcon has used its monopoly power in the market for vitrectomy machines to control its customers’ purchasing decisions in favor of Alcon’s surgical illumination sources and associated accessories by, for example, tying sales of its light pipes to sales of its patented fluid collection cassettes, which are required for each vitreoretinal surgery using Alcon’s market-dominant vitrectomy machine. The complaint describes further anti-competitive behaviors, which include commercial disparagement of the Company’s products; payment of grant monies to surgeons, hospitals and clinics in order to influence purchasing decisions; the maintenance of a large surgeon advisory board, many of the surgeons receive benefits far beyond their advisory contributions and are required to buy Alcon’s products; predatory pricing; an unlawful rebate program; and a threat to further lock out the Company from an associated market unless granted a license to use some of our key patented technologies. The Company requested both monetary damages and injunctive relief. On June 23, 2008, Alcon filed a pleading responsive to the complaint, denying all counts and asserting affirmative defenses. On June 4, 2009, the Court ruled in the Company’s favor, denying a motion by Alcon to dismiss the complaint. The Court ruled that the Company’s allegations present a legitimate legal claim for which damages may be awarded. At present, deadlines for pre-trial activities in this suit related to the Company’s claims are scheduled through January 2010.

In its pleading on June 23, 2008, Alcon also made counterclaims in which it alleged that the Company misappropriated trade secrets from Infinitech, Inc., a company acquired by Alcon in 1998. On July 9, 2009, the Court issued a judgment in the Company’s favor, ruling that the counterclaims are barred by the statute of limitations and are not be the basis for a remedy.

On October 9, 2008, Alcon Research, Ltd. filed a lawsuit against the Company and Synergetics in the Northern District of Texas, Case No. 4-08CV-609-Y, alleging infringement of United States Patent No. 5,603,710, as such patent is amended by the Re-examination Certificate issued July 19, 2005. On March 20, 2009, Alcon Research amended its complaint to add claims further alleging infringement of United States Patent No. 5,318,560 and infringement of and unfair competition with respect to three Alcon-owned trademarks, namely Alcon®, Accurus® and Greishaber®. Alcon Research has requested enhanced damages based on an allegation of willful infringement, and has requested an injunction to stop the alleged acts of infringement. On April 6, 2009, the Company answered the amended complaint with a general denial of the claims, as well as affirmative defenses and a request for the Court to make declarations of non-infringement with respect to the patents and trademarks at issue. Based on a belief that the patents at issue are not valid, the Company requested that the United States PTO re-examine both patents and moved the Court for a stay of all proceedings during re-examination. On September 18, 2009, the Court granted the Company’s motion and stayed all proceedings in the lawsuit in their entirety until such time as both of the patents at issue have completed re-examination. The Court ruled that the stay would not prejudice or be a tactical disadvantage for Alcon Research and that the stay may allow the re-examination to simplify or eliminate many of the issues in question. On October 2, 2009, Alcon Research filed a Motion for Reconsideration of the ordered stay, requesting the Court to vacate its order and restart the proceedings. The Company has contested this Motion. The Company believes it has meritorious defenses to all claims made by Alcon Research, such that no liability will arise in this case, though the amount of any monetary damages that may be awarded is wholly indeterminable at this time. The Company is currently awaiting the PTO re-examination results and the Court’s ruling on the Motion for Reconsideration.

In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of July 31, 2009, the Company has no litigation reserve recorded.

Item 4.	Submission of Matters to a Vote of Security Holders

During the quarter ended July 31, 2009, no matters were submitted to a vote of our stockholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on The NASDAQ Capital Market under the ticker symbol “SURG.” The table below sets forth the range of high and low sales prices per share of the Company’s common stock as reported by The NASDAQ Capital Market for each of the quarterly periods within the fiscal years ended July 31, 2009 and 2008. None of the prices shown reflect retail mark-ups, mark-downs or commissions. For current price information, you are urged to consult publicly available sources.

	High	Low

Year ended July 31, 2008
Quarter ended October 29, 2007	$4.06	$3.52
Quarter ended January 31, 2008	$3.69	$2.00
Quarter ended April 30, 2008	$2.67	$1.94
Quarter ended July 31, 2008	$3.29	$1.97
Year ended July 31, 2009
Quarter ended October 29, 2008	$3.22	$1.14
Quarter ended February 3, 2009	$1.50	$0.80
Quarter ended May 4, 2009	$1.09	$0.79
Quarter ended July 31, 2009	$1.69	$0.99

The number of shareholders of record of Synergetics USA as of October 23, 2009, was 181.

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

The graph below compares the cumulative total stockholder return on an investment in our common stock, and the stocks of The NASDAQ Composite Stock Market and an index of a peer group of medical companies selected by the Company (the “Peer Group”) for the five-year period ended July 31, 2009. During the fiscal year ended July 31, 2009, the Company reviewed its Peer Group and determined that the group needed to contain some larger peer companies who derive their business from the sale of medical devices. The current Peer Group is composed of seven small companies with sales ranging from approximately $28 million to $78 million and whose primary business is medical devices: Bovie Medical Corporation, Endologix, Inc., Iridex, Micrus Endovascular Company, STAAR Surgical Company, Stereotaxis, Inc. and Vascular Solutions, Inc. The previous Peer Group was composed of eight smaller companies: Alphatec Holdings, Inc., Bovie Medical Corporation, Iridex, Orthovita, Inc., SenoRx, Inc., Stereotaxis, Inc., Thermage, Inc. and Vascular Solutions, Inc. The graph assumes the value of an investment of $100 in the common stock of each group or entity at August 1, 2004 and that all dividends were reinvested.

Stock Performance Graph

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.	Selected Consolidated Financial Data

The selected financial data set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The statements of income data for the years ended July 31, 2009, 2008 and 2007 and the balance sheet data as of July 31, 2009 and 2008 have been derived from audited consolidated financial statements of the Company included elsewhere in this report. The consolidated statements of income for the years ended July 31, 2006 and 2005 and the balance sheets data as of July 31, 2007, 2006 and 2005 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	For the Fiscal Years Ended July 31,
	2009*	2008	2007	2006		2005**
	(In thousands, except per share data)

Statements of Income Data:
Sales	$52,965	$50,063	$45,945	$38,246		$21,792
Cost of Sales	23,550	20,101	18,943	14,238		8,289
Gross profit	29,415	29,962	27,002	24,008		13,503
Operating Income	3,125	5,208	1,518	5,004		2,383
Net income	1,595	2,663	845	3,081		1,458
Earnings per common share — Basic	$0.07	$0.11	$0.03	$0.15	***	$0.43	***
Earnings per common share — Diluted	$0.07	$0.11	$0.03	$0.15	***	$0.42	***

*	In the fourth quarter of fiscal 2009, the Company recorded an adjustment of approximately $975,000 or approximately $0.03 earnings per share, net of tax, primarily due to excess and discontinued inventory which was either contributed to a charitable organization or was discarded.

**	This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.

***	The fiscal years 2006 and 2005 have not been adjusted to reflect the 4.59 shares received by the private company shareholders at the time of the reverse merger between Valley Forge and Synergetics forming Synergetics USA, Inc.

	As of Fiscal Years Ended July 31,
	2009	2008	2007	2006	2005*
	(In thousands)

Balance Sheets Data:
Cash and cash equivalents	$160	$500	$167	$243	$1,817
Current assets	25,358	24,549	24,010	21,594	12,757
Total assets	58,080	58,396	58,616	51,329	20,116
Current liabilities	11,948	11,865	13,657	8,996	3,969
Long-term liabilities	8,002	10,174	11,524	10,028	6,008
Retained earnings	13,586	11,991	9,328	8,483	5,402
Stockholders’ equity	38,130	36,357	33,435	32,305	10,139

*	This tabular information reflects Synergetics’ results only and does not reflect the effect of the combination of Synergetics and Valley Forge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly referred to as MD&A, is intended to help the reader understand Synergetics USA, its operations and its business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated audited financial statements and accompanying notes. This overview summarizes the MD&A, which includes the following sections:

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

Our Business

The Company is a medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical instruments and consumables of the highest quality in order to assist and enable surgeons who perform microsurgery around the world to provide a better quality of life for their patients. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, hand-held instruments and the microscopic delivery of laser energy, ultrasound, electrosurgery, aspiration, illumination and irrigation, often delivered in multiple combinations. Enterprise-wide information is included in Note 16 to the consolidated audited financial statements.

New Product Sales

The Company’s business strategy has been, and is expected to continue to be, the development, manufacture and marketing of new technologies for microsurgery applications including the ophthalmic and neurosurgical markets. New products, which management defines as products first available for sale within the prior 24-month period, accounted for approximately 6.8 percent of total sales for the Company for fiscal 2009, or approximately $3.6 million. For fiscal 2008, new products accounted for approximately 17.2 percent of total sales for the Company, or approximately $8.6 million. This continued growth was primarily in our capital equipment and disposable products both in the ophthalmic and neurosurgical markets. The Company’s past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by the Company. Since August 1, 2008, the Company has introduced 18 new catalogue items to the ophthalmic and neurosurgical markets. We expect adoption rates for the Company’s new products in the future to have a positive effect on its operating performance.

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

Demand Trends

Increased international sales contributed to the majority of sales growth for the Company during the fiscal year ended July 31, 2009. A recent study performed for the Company by Market Scope LLC predicts a steady growth of 3.4 percent per year in vitrectomy surgery worldwide. Neurosurgical procedures volume on a global basis continues to rise at an estimated 5.0 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in procedures volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgical market.

Pricing Trends

Through its strategy of delivering new and higher quality technologies, the Company has generally been able to maintain the average selling prices for its products in the face of downward pressure in the healthcare industry. However, increased competition in the market for the Company’s capital equipment market segments in combination with customer budget constraints and capital scarcity, has in some instances negatively impacted the Company’s selling prices on these devices.

Economic Trends

Economic conditions may continue to negatively impact capital expenditures at the hospital or surgical center and doctor level. Further, economic conditions in the United States are negatively impacting the volume of the Company’s capital equipment sales. Therefore, the Company only experienced a 5.8 percent increase in sales during the 2009 fiscal year as compared to a compound annual growth rate of approximately 10 percent in fiscal 2008.

Our Business Strategy

The Company’s key strategy is to enhance shareholder value through profitable revenue growth in ophthalmology and neurosurgery markets through the identification and development of reusable and disposable instrumentation in conjunction with leading surgeons and marketing partners and to build out a strong operational infrastructure and financial foundation within which prudently financed growth opportunities can be realized and implemented. At the same time, we will maintain vigilance and sensitivity to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. For additional detail on the Company’s Strategy, see Part 1, Item 1 “Business — Strategy.”

Results of Operations

Year Ended July 31, 2009 Compared to Year Ended July 31, 2008

Net Sales

The following table presents net sales by category (dollars in thousands):

	Year Ended July 31,		% Increase
	2009	2008	(Decrease)

Ophthalmic	$29,981	$28,019	7.0%
Neurosurgery	13,968	12,925	8.1%
Marketing partners (Codman, Stryker and Iridex)	8,538	8,347	2.3%
Other	478	772	(38.1)%

Total	$52,965	$50,063	5.8%

Ophthalmic sales growth for fiscal 2009 was led by growth in sales of disposable products which includes illumination products, laser probes and sales of new disposable packs. When comparing neurosurgery, net sales during the fiscal year ended 2009 were 8.1 percent greater than 2008, primarily attributable to the sales of disposable products related to electrosurgical generators and power ultrasonic aspirators. Sales to our marketing partners were up 2.3 percent to $8.5 million for the fiscal year ending July 31, 2009 primarily due to disposable products sold to Codman and Iridex and sales of pain control generators to Stryker, partially offset by a decrease in capital equipment sold to Codman due to the current economic environment. The Company expects that the Vitratm laser and Malis® electrosurgical generator sales will improve as signs of an economic turnaround are beginning to take shape, and that the related disposables will continue to have a positive impact on net sales, in fiscal 2010.

The following table presents domestic and international net sales (dollars in thousands):

	Year Ended July 31,
	2009	2008	% Increase

United States (including sales to marketing partners)	$36,047	$35,838	0.6%
International (including Canada)	16,918	14,225	18.9%

Total	$52,965	$50,063	5.8%

U.S. sales remained relatively flat as the increase in sales of the Company’s disposable products were offset by decreased sales of its capital products due to the economic recession experienced in fiscal 2009. International sales grew 18.9 percent in the Company’s core technology areas, including sales of ophthalmic products in direct sales markets, the ultrasonic aspirator, electrosurgical generator and their related disposables. Our international ophthalmic sales force at July 31, 2009 included 13 direct employees and approximately 47 non-U.S. distributors and independent sales representatives covering 60 countries. Our international neurosurgical sales force at July 31, 2009 included approximately 30 distributors covering 40 countries.

Gross Profit

Gross profit as a percentage of net sales was 55.5 percent in fiscal 2009, compared to 59.8 percent in fiscal 2008. The decrease in gross profit as a percentage of net sales from fiscal 2009 to fiscal 2008 was attributable primarily to an increase in sales of 5.8 percent compared to a cost of goods sold increase of 17.2 percent. Gross profit as a percentage of net sales from fiscal 2008 to fiscal 2009 decreased by approximately four percentage points primarily due to the change in mix toward our international products, reduced absorption of both labor and overhead on our capital equipment product lines and a $975,000 fourth quarter write-off primarily due to excess and discontinued inventory which was either contributed to a charitable organization or was discarded.

Operating Expenses

R&D costs as a percentage of net sales were 5.7 percent and 5.3 percent for the fiscal years ended July 31, 2009 and 2008, respectively. R&D costs increased approximately $344,000 to $3.0 million in 2009 compared to

$2.7 million in 2008. The increase in R&D costs was primarily due to the direct costs associated with 39 active, major projects in various stages of completion at July 31, 2009. The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers, and reflecting the need to keep such spending in line with what the Company can afford to spend, results in an investment rate that is comparable to such spending by other medical device companies. The Company expects over the next few years to invest in R&D at a rate of approximately 4 percent to 6 percent of net sales.

Selling expenses, which consist of salaries, commissions and direct expenses, increased approximately $1.7 million to $14.3 million, or 26.9 percent of sales, for the fiscal year ended July 31, 2009, compared to $12.6 million, or 25.2 percent of net sales, for the fiscal year ended July 31, 2008. The increase in sales expenses as a percentage of net sales was primarily due to commissions paid on a 6.5 percent increase in commissionable sales which excludes sales to our marketing partners. In March 2009, the Company eliminated two positions within sales and marketing. In July 2009, the Company completed a reduction in personnel of approximately 10 percent of our workforce including most of our direct neurosurgical sales force. This realignment was designed to position the Company to attain increased profitability through the elimination of a substantial portion of our commercial expenses associated with direct distribution of the neurosurgical products.

General and administrative expenses (“G&A”) decreased by approximately $469,000 during the fiscal year ended July 31, 2009 and as a percentage of net sales were 17.0 percent for the fiscal year ended July 31, 2009 as compared to 19.0 percent for the fiscal year ended July 31, 2008. The Company experienced a decrease of approximately $388,000 in outside consulting costs on its Sarbanes-Oxley compliance efforts, primarily due to efforts to further internalize documentation processes and procedures. The Company also experienced a decrease of approximately $100,000 in audit costs, as its external auditors were not required to attest to the Company’s internal control over financial reporting due to the Company’s qualification as a smaller reporting company. The Company’s legal expenses increased by $331,000 during the fiscal year ended July 31, 2009 compared to the fiscal year ended July 31, 2008 primarily due to the cost associated with the Alcon patent and trademark infringement lawsuit. Directors’ fees increased $176,000 due to each independent director serving as the principal executive officer of the Company on a weekly rotating basis for the first six months of the fiscal year while the Board was conducting a search for a new CEO. In addition, the directors serving as the principal executive officer also caused salaries and benefits to decrease by approximately $150,000.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award calculated using the Black-Scholes option pricing model, and is recognized over the directors’ and employees’ requisite service period. The Company will continue to grant options to its independent directors and officers but has begun to use restricted stock to provide incentive compensation for its non-officer employees. As of July 31, 2009, the future compensation cost expected to be recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123(R) is approximately $26,000 in fiscal 2010, $13,000 in fiscal 2011 and $3,000 in fiscal 2012. However, the major portion of our compensation cost arises from our stock option grants to our directors, which is recognized pro-ratably over the year as the options vest. As of July 31, 2009, there was approximately $235,000 of total unrecognized compensation cost related to non-vested restricted-stock based compensation arrangements granted under a stock option plan adopted by Valley Forge in 2001. The cost is expected to be recognized over a weighted average period of five years, which is generally the vesting period.

Other Expense

Other expense for the 2009 fiscal year decreased 31.7 percent to $755,000 from $1.1 million for the fiscal year ended July 31, 2008. The decrease was primarily due to decreased interest expense for the decreased borrowings on the Company’s working capital line during the year partially offset by the annual interest expense associated with the Iridex settlement.

Operating Income, Income Taxes and Net Income

Operating income for fiscal 2009 was $3.1 million, as compared to an operating income of $5.2 million in fiscal 2008. The decrease in operating income was primarily the result of a decrease in gross profit margin of approximately four percentage points on 5.8 percent more net sales, and an increase in R&D expenses and selling costs of $344,000 and $1.7 million, respectively, which was partially offset by a $469,000 decrease in G&A expenses.

For the fiscal year ended July 31, 2009, the Company recorded a $775,000 provision on a pre-tax income of $2.4 million, or 32.7 percent effective tax rate. For the fiscal year ended July 31, 2008, the Company recorded a $1.4 million provision on pre-tax income of $4.1 million, or 35.1 percent effective tax rate. The Company’s effective tax rate decreased for the fiscal year ended July 31, 2009 due to the decrease in pre-tax income, causing the relative portion of the provision that is made up by the research and experimentation credit and the manufacturing deduction to increase.

Net income decreased by $1.1 million to $1.6 million for the fiscal year ended July 31, 2009, from $2.7 million for the same period in fiscal 2008. Basic and diluted earnings per share for the fiscal year ended July 31, 2009 decreased to $0.07, respectively, from $0.11, respectively, for the fiscal year ended July 31, 2008. Basic weighted average shares outstanding increased from 24,321,713 at July 31, 2008 to 24,459,749 at July 31, 2009.

Year Ended July 31, 2008 Compared to Year Ended July 31, 2007

Net Sales

The following table presents net sales by category (dollars in thousands):

	Year Ended July 31,		% Increase
	2008	2007	(Decrease)

Ophthalmic	$28,019	$24,522	14.3%
Neurosurgery	12,925	10,241	26.2%
Marketing partners (Codman, Stryker and Iridex)	8,347	10,266	(18.7)%
Other	772	916	(15.7)%

Total	$50,063	$45,945	9.0%

Ophthalmic sales growth was led by growth in sales of the products in our core technology areas including increased sales of vitreoretinal instruments, laser probes and sales of new disposable packs. When comparing neurosurgery, net sales during the fiscal year ended 2008 were 26.2 percent greater than 2007 sales, primarily attributable to the sales of disposables related to electrosurgical generators and power ultrasonic aspirators. Sales to our marketing partners were down 18.7 percent to $8.3 million for the fiscal year ended July 31, 2008 compared to $10.3 million for the prior year because sales to Stryker declined by 33.9 percent to $2.0 million for the fiscal year ended July 31, 2008 compared to $3.0 million for the prior year due to Stryker’s model change completed during fiscal 2008 which resulted in lower sales.

The following table presents domestic and international net sales (dollars in thousands):

	Year Ended July 31,
	2008	2007	% Increase

United States (including sales to marketing partners)	$35,838	$35,214	0.2%
International (including Canada)	14,225	10,731	32.5%

Total	$50,063	$45,945	9.0%

U.S. sales were primarily flat with the sales of the Company’s core technology products offsetting weak sales to our marketing partners. International sales grew 32.5 percent in the Company’s core technology areas including sales of ophthalmic products in direct sales markets, the ultrasonic aspirator, electrosurgical generator and their related disposables. The Malis® Advantagetm received the CE mark during the fourth quarter of our 2006 fiscal year thus allowing the Company to begin selling these medical devices internationally. During fiscal 2008, the Company continued adding distributors to its international neurosurgical sales force due to the addition of the Omni® and the Malis® Advantagetm. As of July 31, 2008, the Company had 30 international distributors covering 40 countries.

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

Operating Expenses

R&D costs as a percentage of net sales were 5.3 percent and 5.6 percent for the fiscal years ended July 31, 2008 and 2007, respectively. R&D costs remained relatively flat in 2008 compared to 2007. The Company’s product development pipeline included over 36 active, major projects in various stages of completion at July 31, 2008.

Selling expenses, which consist of salaries, commissions and direct expenses, increased approximately $1.5 million to $12.6 million, or 25.2 percent of sales, for the fiscal year ended July 31, 2008, compared to $11.1 million, or 24.2 percent of net sales, for the fiscal year ended July 31, 2007. This increase was primarily due to the increase in head count as the Company in fiscal 2008 continued to increase its territory coverage of the United States and expand its international sales force. Additionally, as sales to our marketing partners did not increase as quickly as core product sales increased, this led to a significant increase in commissionable sales on a percentage basis. Commissionable sales increased from 77.7 percent of sales during the fiscal year ended July 31, 2007 to 83.3 percent in the fiscal year ended July 31, 2008.

G&A expenses decreased by $2.3 million during the fiscal year ended July 31, 2008 and as a percentage of net sales were 19.0 percent for the fiscal year ended July 31, 2008 as compared to 25.6 percent for the fiscal year ended July 31, 2007. The Company’s legal expenses decreased by $2.3 million during the fiscal year ended July 31, 2008 compared to the fiscal year ended July 31, 2007 as the cost associated primarily with the Iridex lawsuit and subsequent settlement are no longer a significant factor. The Company also experienced a decrease of approximately $261,000 in outside consulting costs on the Company’s Sarbanes-Oxley compliance efforts primarily due to the completion of documentation and testing of the former Valley Forge location in fiscal 2007 and the Company’s efforts to internalize a portion of the documentation procedures. The Company instituted a cost savings initiative in June of 2007, which targeted selling, general and administrative (“SG&A”) costs. The additional SG&A costs savings were offset by head count increases and the increase in amortization expense associated with the Iridex settlement.

Other Expense

Other expense for the 2008 fiscal year increased 17.0 percent to $1.1 million from $945,000 for the fiscal year ended July 31, 2007. The increase was due primarily to increased interest expense for the increased borrowings on the Company’s working capital line due to working capital needs during the year and the additional expense associated with the Iridex settlement, as the fiscal year ended July 31, 2008 included the expense for the full twelve months and the fiscal year ended July 31, 2007 only included the expense for three months on the remaining $2.7 million obligation to Iridex.

Operating Income, Income Taxes and Net Income

Operating income for fiscal 2008 was $5.2 million, as compared to an operating income of $1.5 million in fiscal 2007. The increase in operating income was primarily the result of a one percentage point increase in gross profit margin on 9.0 percent more net sales, R&D expenses remaining relatively flat and a decrease of $2.3 million in G&A expenses primarily related to reductions in legal costs, partially offset by an additional $1.5 million in selling costs.

For the fiscal year ended July 31, 2008, the Company recorded a $1.4 million provision on a pre-tax income of $4.1 million, or 35.1 percent effective tax rate. For the fiscal year ended July 31, 2007, the Company recorded an $189,000 provision on pre-tax income of $573,000, or 33.0 percent effective tax rate, excluding a $461,000 research and experimentation credit for the 2007 fiscal year. The Company’s effective tax rate increased for the fiscal year ended July 31, 2008 due to the substantial increase in pre-tax income, causing the relative portion of the provision that is made up by the research and experimentation credit and the manufacturing deduction to decrease.

Net income increased by $1.8 million to $2.7 million for the fiscal year ended July 31, 2008, from $845,000 for the same period in fiscal 2007. Basic and diluted earnings per share for the fiscal year ended July 31, 2008 increased to $0.11, respectively, from $0.03, respectively, for the fiscal year ended July 31, 2007. Basic weighted average shares outstanding increased from 24,220,507 at July 31, 2007 to 24,321,713 at July 31, 2008.

Liquidity and Capital Resources

The Company had $160,000 in cash and cash equivalents and total interest-bearing debt of $13.2 million as of July 31, 2009.

Working capital, including the management of inventory and accounts receivable, is a management focus. At July 31, 2009, the Company had an average of 60 days of sales outstanding (“DSO”) for the three month period ending July 31, 2009 (annualized) in accounts receivable. The Company utilized the three month period to calculate DSO, as it included the current growth in sales. The DSO at July 31, 2009 was unfavorable to July 31, 2008 by 6 days and unfavorable to July 31, 2007 by 3 days. The increase in the DSO is a result of the increased mix of international sales which typically have a longer collection cycle.

At July 31, 2009, the Company had 201 days of inventory on hand for the three month period ending July 31, 2009 (annualized). The Company utilized the three month period to calculate inventory on hand, as it included the current growth in cost of goods sold. The inventory on hand was favorable to July 31, 2008 by 17 days and favorable by 32 days to July 31, 2007. The decrease in days of inventory was impacted by a $975,000 fourth quarter write-off primarily due to excess and discontinued inventory which was either contributed to a charitable organization or was discarded. Although management believes that meeting customer expectations regarding delivery times is important to its overall growth strategy, inventory reduction continues to be a focus of the Company and its newly installed MRP system will continue to aid in meeting that goal during fiscal 2010.

Cash flows provided by operating activities were $492,000 for the year ended July 31, 2009, compared to cash flows provided by operating activities of approximately $5.7 million for the comparable fiscal 2008 period. The decrease of $5.2 million was attributable to net decreases applicable to net income, amortization, net receivables, income tax receivables, inventories, accounts payable, income taxes payable and other positive cash flow changes that accumulate to $5.7 million. Such decreases were somewhat offset by accrued expenses and other negative cash flow changes that accumulate to approximately $432,000.

Cash flows used in investing activities were $816,000 for the year ended July 31, 2009, compared to cash used in investing activities of $1.2 million for the comparable fiscal 2008 period. During the year ended July 31, 2009, cash additions to property and equipment were $749,000, compared to $1.0 million for fiscal 2008. Decreases in cash additions in fiscal 2009 to property and equipment were primarily due to the purchase of machinery and equipment for the newly leased R&D space adjacent to our current facility in O’Fallon, Missouri which took place in fiscal 2008. Acquisitions of patents and other intangibles were approximately $20,000 during the fiscal year end July 31, 2009, compared to approximately $200,000 during the fiscal year end July 31, 2008.

Cash flows used in financing activities were $16,000 for the year ended July 31, 2009, compared to cash used in financing activities of $4.2 million for the year ended July 31, 2008. The decrease of $4.2 million was attributable primarily to the change in excess of outstanding checks over the bank balance of $606,000, the decrease in net borrowing on the lines-of-credit of $4.2 million, and principal payments of long-term debt of $285,000 and other of $21,000. The Company paid down its lines-of-credit substantially during fiscal 2009 as compared to fiscal 2008. In fiscal 2009, 2008 and 2007, the proceeds of the lines-of- credit were used to pay Iridex $800,000, $800,000 and $2.5 million on April 15, 2009, April 15, 2008 and April 16, 2007, respectively, as the parties had reached a settlement of the lawsuit.

The Company had the following committed financing arrangements as of July 31, 2009:

Revolving Credit Facility:  The Company has a credit facility with Regions Bank which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of July 31, 2009, interest under the facility is charged at 2.28 percent. The unused portion of the facility is charged at a rate of 0.20 percent. Borrowings under this facility at July 31, 2009 were $4.8 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires on November 30, 2009. The Company expects this credit facility to be renewed.

The facility has two financial covenants:  a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2009, the Company’s leverage ratio was 1.50 times and the minimum fixed charge coverage ratio was 1.57 times. Collateral availability under the line as of July 31, 2009 was approximately $3.8 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Non-U.S. Receivables Revolving Credit Facility:  On June 4, 2009, the Company amended this line of credit. The credit facility with Regions Bank allows for borrowings of up to $1.75 million; however, the interest rate, which was based on the bank’s prime lending rate, is now one-month LIBOR plus 3.0 percent. Under no circumstances shall the rate be less than 3.5 percent per annum. The facility is charged an administrative fee of 1.0 percent. There were no borrowings under this facility at July 31, 2009. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. The line matures on June 3, 2010 and has no financial covenants. Collateral availability under the line was approximately $1.3 million at July 31, 2009. The Company expects this credit facility to be renewed.

Equipment Line of Credit:  On June 5, 2009, the Company amended this line of credit. Under this amended credit facility, the Company may borrow up to $1.0 million, with interest now being one-month LIBOR plus 3.0 percent. Under no circumstances shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. The borrowings under this facility as of July 31, 2009 were $263,000. The equipment line of credit has a maturity date of November 30, 2009. The Company expects this credit facility to be renewed.

Management believes that cash flows from operations, together with available borrowings of $5.1 million under its renewed credit facilities, will be sufficient to meet the Company’s working capital, capital expenditure and debt service requirements for the next twelve months.

Contractual Obligations

The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following illustrates the Company’s contractual obligations as of July 31, 2009:

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Revolving Line of Credit(1)	$4,829,000	$4,829,000	$—	$—	$—
Equipment Line of Credit(2)	266,000	266,000
Non-U.S. Receivables Line(3)	—	—	—	—	—
2008 Equipment Line(4)	1,032,000	522,000	510,000	—	—
Revenue Bonds Payable(5)	3,806,000	354,000	784,000	498,000	2,170,000
Malis® Tradename Note Payable(6)	1,599,000	640,000	959,000	—	—
Settlement Obligation(7)	2,400,000	800,000	1,600,000	—	—
Operating Leases(8)	888,000	311,000	575,000	2,000	—

Total Contractual Obligations	$14,820,000	$7,722,000	$4,428,000	$500,000	$2,170,000

(1)	Amount represents the expected cash payment of the outstanding borrowings of $4.8 million on our $9.5 million revolving credit facility, including interest at one-month LIBOR plus 3.0 percent through the expiration of the revolving credit facility on November 30, 2009.

(2)	Amount represents the expected cash payment of the outstanding borrowings of $263,000 on our $1.0 million equipment line through the expiration of the revolving credit facility on November 30, 2009.

(3)	Amount represents the expected cash payment of the outstanding borrowings of $0.00 on our $1.75 million non-U.S. receivables line through the expiration of the revolving credit facility on June 4, 2009.

(4)	Amount represents the cash payment for our equipment term loan entered into in July 2008, including interest at prime lending rate.

(5)	Amount represents the expected cash payments for our revenue bonds payable, including interest at the established fixed rates through September 1, 2009 and December 1, 2011.

(6)	Amount represents the expected cash payment on the note payable to the estate of the late Dr. Leonard I. Malis. The note includes interest at an imputed rate of 6.0 percent.

(7)	Amount represents the expected cash payment on the settlement obligation to the Iridex. The note includes interest at an imputed rate of 8.0 percent.

(8)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future cash payment would change if we exercised these renewal options or if we entered into additional operating lease agreements.

Use of Estimates and Critical Accounting Policies

The financial results of the Company are affected by the selection and application of accounting policies and methods. Significant accounting policies which require management’s judgment are discussed below.

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

Patents and Research and Development

Incremental legal and other costs to obtain patents are capitalized to a patent asset. Salaries, benefits and other direct costs of product development are expensed as operating expenses in R&D costs. Patents are amortized to operations under the straight-line method over the shorter of the remaining statutory life of the patent or the cash flow stream associated with that patent.

Goodwill and Other Intangibles

Absent any impairment indicators, goodwill is tested for impairment on an annual basis. The Company performs its impairment tests during the fourth fiscal quarter. Management analyzes the valuation of its intangible assets by utilizing current and projected business operations, a market multiple method and a control valuation of equity method. Based on this analysis, we believe the enterprise value of our acquisition continues to be greater than our investment. As a result, we have determined that no impairment of our goodwill has occurred. While the annual impairment tests did not indicate goodwill impairment, we would be subject to future impairment if the operating results and cash flows of our operations would not support the fair value of the reporting unit’s net assets including goodwill.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable, but not less than annually. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the group of assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Deferred Tax Assets and Liabilities

The Company’s deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when a determination is made that it is more likely than not that a portion or all of the deferred tax assets will not be realized. The valuation allowances are established and adjusted in accordance with the principles of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). Under FIN No. 48, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and FIN No. 48 tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate in future periods.

Stock-Based Compensation

The Company utilizes SFAS 123(R) and related interpretations in accounting for its employee stock options. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. Of the inputs into the Black-Scholes option pricing model, the one that can impact the value of the options the most is the volatility factor. For awards occurring in fiscal year ended July 31, 2009, the Company has utilized a volatility factor of 80.5 percent in this calculation. In addition, the Company utilized an expected average risk-free interest rate of 2.25 percent, an expected average life of 10 years and no expected dividends.

Recent Accounting Pronouncements

Information about recent accounting pronouncements is included in Note 19 to the consolidated audited financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has two revolving credit facilities and an equipment line of credit facility in place. The primary revolving credit facility had an outstanding balance of $4.8 million at July 31, 2009, bearing interest at a current rate of LIBOR plus 3.0 percent. The non-U.S. receivables revolving credit facility had no outstanding balance at July 31, 2009. Balances on this credit facility also bear interest at LIBOR plus 3.0 percent. The equipment line of credit facility had a $263,000 outstanding balance at July 31, 2009, bearing interest at a current interest rate of LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $101,000. The Company does not perform any interest rate hedging activities related to these three facilities.

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

Information on quarterly results of operations is set forth in Note 18, “Quarterly Financial Data (Unaudited)” to our consolidated audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures — Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2009. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of July 31, 2009, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on our evaluation we have concluded our internal control over financial reporting was effective as of July 31, 2009.

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm — This annual report does not include an attestation report of UHY LLP, the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by UHY LLP pursuant to the rules as they relate to Smaller Reporting Companies and Non-Accelerated Filers.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the heading, “Executive Officers of the Registrant” in Part I, Item I of this Form 10-K is incorporated herein by reference. In addition, certain information required by this Item 10 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference. The following sections of such proxy materials are herein incorporated by reference: “Election of Directors,” information regarding the identification of the members of the Audit Committee of the Company and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

During the fourth quarter of fiscal 2009, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

Item 11.	Executive Compensation

Information required pursuant to this Item 11 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the sections “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

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

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all of our equity compensation plans as of July 31, 2009.

Number of Securities
Available for Future
Issuance
Under Equity
	Number of Securities	Weighted Average	Compensation Plans
	to be Issued Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity Compensation Plans Approved By Security Holders	527,735	$2.10	1,078,019
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	527,735	$2.10	1,078,019

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Information required pursuant to this Item 14 concerning our principal accountant fees and services will be included in our definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section Proposal 2 — “Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report.

1. Financial Statements

The consolidated financial statements and supplemental schedule of Synergetics USA, Inc. and Subsidiaries, together with the report thereon of independent registered public accounting firm, are included following Item 15 of this annual report on Form 10-K. See Index to Financial Statements and Financial Statement Schedules on page F-1, herein.

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

(c) None.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Audited Financial Statements
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements for the fiscal years ended July 31, 2009, 2008 and 2007	F-2
Consolidated Balance Sheets as of July 31, 2009 and 2008	F-3
Consolidated Statements of Income for the years ended July 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Cash Flows for the years ended July 31, 2009, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts	F-24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Synergetics USA, Inc.

We have audited the accompanying consolidated balance sheets of Synergetics USA, Inc. and Subsidiaries as of July 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2009. Synergetics USA, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergetics USA, Inc. and Subsidiaries as of July 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/  UHY LLP

St. Louis, Missouri
October 28, 2009

Synergetics USA, Inc. and Subsidiaries

Consolidated Balance Sheets
July 31, 2009 and 2008

	2009	2008
	(Dollars in thousands, except share and per share data)

Assets
Current Assets
Cash and cash equivalents	$160	$500
Accounts receivable, net of allowance for doubtful accounts of $316 and $250, respectively	9,105	8,593
Inventories	15,025	14,568
Prepaid expenses	414	361
Deferred income taxes	654	527

Total current assets	25,358	24,549
Property and equipment, net	7,914	8,159
Intangible and other assets
Goodwill	10,690	10,690
Other intangible assets, net	13,135	13,946
Deferred expenses	2	6
Patents, net	918	991
Cash value of life insurance	63	55

Total assets	$58,080	$58,396

Liabilities and stockholders’ equity
Current Liabilities
Excess of outstanding checks over bank balance	$75	$—
Lines-of-credit	5,035	3,287
Current maturities of long-term debt	1,856	1,823
Current maturities of revenue bonds payable	249	249
Accounts payable	1,822	2,776
Accrued expenses	2,874	2,659
Income taxes payable	37	1,071

Total current liabilities	11,948	11,865

Long-Term Liabilities
Long-term debt, less current maturities	2,665	4,309
Revenue bonds payable, less current maturities	3,414	3,642
Deferred income taxes	1,923	2,223

Total long-term liabilities	8,002	10,174

Total liabilities	19,950	22,039

Commitments and contingencies (Notes 10 and 17)
Stockholders’ Equity
Common stock at July 31, 2009 and July 31, 2008, $0.001 par value, 50,000,000 shares authorized; 24,454,256 and 24,354,295 shares issued and outstanding, respectively	24	24
Additional paid-in capital	24,520	24,342
Retained earnings	13,586	11,991

Total Stockholders’ Equity	38,130	36,357

Total liabilities and stockholders’ equity	$58,080	$58,396

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended July 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands, except share and per share data)

Net sales	$52,965	$50,063	$45,945
Cost of sales	23,550	20,101	18,943

Gross profit	29,415	29,962	27,002

Operating expenses
Research and development	2,998	2,654	2,584
Selling	14,262	12,601	11,124
General and administrative	9,030	9,499	11,776

	26,290	24,754	25,484

Operating income	3,125	5,208	1,518

Other income (expense)
Investment income	5	6	1
Interest expense	(763)	(1,129)	(974)
Miscellaneous	3	17	28

	(755)	(1,106)	(945)

Income before provision for income taxes	2,370	4,102	573

Provision for income taxes	775	1,439	189
Provision for re-enactment of the research and experimentation credit	—	—	(461)

	775	1,439	(272)

Net income	$1,595	$2,663	$845

Earnings per share:
Basic	$0.07	$0.11	$0.03

Diluted	$0.07	$0.11	$0.03

Basic weighted average common shares outstanding	24,459,749	24,321,713	24,220,507

Diluted weighted average common shares outstanding	24,493,263	24,474,840	24,404,653

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
Years Ended July 31, 2009, 2008 and 2007

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
	(Dollars in thousands, except share data)

Balance, August 1, 2006	$24	$23,798	$8,483	$32,305
Restricted stock grants	—	89	—	89
Stock-based compensation	—	146	—	146
Proceeds from stock option exercises	—	37	—	37
Tax benefit associated with stock option exercises	—	13	—	13
Net income	—	—	845	845

Balance, July 31, 2007	24	24,083	9,328	33,435
Restricted stock grants	—	125	—	125
Stock-based compensation	—	99	—	99
Proceeds from stock option exercises	—	30	—	30
Tax benefit associated with stock option exercises	—	5	—	5
Net income	—	—	2,663	2,663

Balance, July 31, 2008	24	24,342	11,991	36,357
Restricted stock grants	—	40	—	40
Stock-based compensation	—	138	—	138
Net income	—	—	1,595	1,595

Balance, July 31, 2009	$24	$24,520	$13,586	$38,130

See Notes to Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended July 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands, except share data)

Cash Flows from Operating Activities
Net income	$1,595	$2,663	$845
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,052	1,013	887
Amortization	908	977	747
Provision for doubtful accounts receivable	88	23	49
Stock-based compensation	178	224	235
Deferred income taxes	(427)	(407)	(264)
Loss on sale of equipment	2	5	—
Change in assets and liabilities:
(Increase) decrease in:
Sales of trading securities	—	—	50
Accounts receivables	(600)	(352)	(1,506)
Income taxes receivable	—	473	(213)
Inventories	(457)	(318)	(1,004)
Prepaid expenses	(53)	(31)	79
(Decrease) increase in:
Accounts payable	(1,015)	474	849
Accrued expenses	255	(80)	(55)
Deferred expenses	—	—	(16)
Income taxes payable	(1,034)	1,071	253

Net cash provided by operating activities	492	5,735	936

Cash Flows from Investing Activities
Acquisition of a business	(40)	(40)	—
Net decrease in notes receivable, officer-stockholder	—	—	20
Increase (decrease) in deferred expense	—	—	(105)
Proceeds on the sale of equipment	1	19	—
Purchase of property and equipment	(749)	(957)	(421)
Acquisition of patents and other intangibles	(20)	(199)	(2,771)
Increase in cash value of life insurance	(8)	(9)	(14)

Net cash used in investing activities	(816)	(1,186)	(3,291)

Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	75	(531)	294
Net borrowings (repayments) on lines-of-credit	1,748	(2,428)	2,385
Principal payments on revenue bonds payable	(228)	(249)	(249)
Proceeds from long-term debt	—	823	919
Principal payments on long-term debt	(1,080)	(1,366)	(649)
Tax benefit associated with the exercise of non-qualified stock options	—	5	13
Payment on debt incurred for acquisition of trademark	(531)	(500)	(471)
Proceeds from the issuance of common stock	—	30	37

Net cash (used in) provided by financing activities	(16)	(4,216)	2,279

Net (decrease) increase in cash and cash equivalents	(340)	333	(76)
Cash and cash equivalents
Beginning	500	167	243

Ending	$160	$500	$167

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$781	$1,145	$913
Income taxes paid (refunded)	2,237	299	(74)
Supplemental Schedule of Non-cash Investing and Financing Activities
Purchases of equipment included in accounts payable	61	—	—
Transfer from deferred expenses to property, plant and equipment	—	161	—
Licensed intangible assets financed by settlement obligations	—	—	3,194
Transfer from prepaid expenses to patents	—	13	—
Amount owed on acquisition of a business	—	40	—

See Notes to Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:  Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical instruments, capital equipment, accessories and disposables of the highest quality in order to assist and enable surgeons who perform microsurgery around the world to provide a better quality of life for their patients. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri and King of Prussia, Pennsylvania. During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.

A summary of the Company’s significant accounting policies follows:

Use of estimates in the preparation of financial statements:  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation:  The consolidated financial statements included the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics IP, Inc., Synergetics Development Company, LLC and Synergetics Delaware, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Goodwill and other intangibles:  Absent any impairment indicators, goodwill is tested for impairment on an annual basis. The Company performs its goodwill impairment tests during the fourth fiscal quarter. Other intangible assets, consisting of licensing agreements and proprietary know-how are amortized to operations under the straight-line method over their estimated useful lives or statutory lives whichever is shorter. These periods range from two to seventeen years. The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark. The Company intends to use the trademark indefinitely, and therefore, its useful life is not limited to any specific product. The trademark constitutes an indefinite-lived intangible that will be used in perpetuity. Proprietary know-how consists of the patented technology which is included in one of the Company’s core products, bipolar electrosurgical generators. As a proprietary technology is a distinguishing feature of the Company’s products, it represents a valuable intangible asset.

Patents:  Incremental legal and other costs to obtain the patent are capitalized to a patent asset. Salaries, benefits and other direct costs of product development are expensed as operating expenses in research and development (“R&D”) costs. Patents are amortized to operations under the straight-line method over the remaining statutory life of the patent. Total amortization for the years ended July 31, 2009, 2008 and 2007 was $908,000, $977,000 and $747,000, respectively.

Accounting for settlement agreement:  In fiscal 2007, the Company entered into a $6.5 million settlement agreement with Iridex Corporation (“Iridex”) pursuant to which the parties agreed to a cross-licensing agreement in exchange for the dismissal of all pending lawsuits between the parties. The present value of the settlement payments was valued utilizing an incremental borrowing rate of 8.0%. The fair value of the assets acquired in the cross-licensing agreement was valued pursuant to Statement of Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The fair value of the two intangible assets acquired was measured based upon the future royalty stream that would have been due to Iridex to utilize two of its patents. This fair value was then limited to the net present value of the payment stream due to Iridex discounted at 8.0 percent. The intangible assets’ value is then amortized to income over the remaining life of the patents. The Company then reviewed the other elements of the settlement agreement and did not assign any value to the dismissal of the pending litigation, the assignment of the directional laser probe patent to Iridex or the supply agreement as it did not believe there was any value to these elements. The Company paid $800,000 on both April 15, 2009 and 2008 and $2.5 million to Iridex on April 16, 2007. The remaining net present value of the obligation is reflected on the Company’s balance sheet as long-term debt and current maturities of long-term debt.

Impairment of long-lived assets (excluding goodwill and other intangibles):  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, but not less than annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated future undiscounted cash flows. Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell.

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

The Company’s policy is to recognize interest and penalties through income tax expense. As of July 31, 2009, the 2006 — 2008 tax years remain subject to examination by major tax jurisdictions. There are no federal, state or non-U.S. income tax audits in process as of July 31, 2009.

Fair value of financial instruments:  SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as a financial instrument. As of July 31, 2009 and 2008, the carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying amount of notes and revenue bonds payable and long-term debt is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities.

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

Advertising:  The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $63,400, $142,400 and $127,500 for the years ended July 31, 2009, 2008 and 2007, respectively.

Royalties:  The Company pays royalties to doctors and medical institutions for providing assistance in the design of various instruments and components. Royalties are paid quarterly based on the sales of the instrument or components. Royalty expense was approximately $1,172,500, $971,600 and $772,600 for the years ended July 31, 2009, 2008 and 2007, respectively.

Stock compensation:  The Company has a stock plan for employees and consultants allowing for incentive and non-qualified stock options, restricted stock and stock awards which have been granted to certain employees and certain consultants of the Company. In addition, the Company has a stock option plan for non-employee directors allowing for non-qualified stock options. Options under this plan have been granted to all non-employee directors. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. In addition, compensation expense equal to number of shares granted multiplied by the market value on the date of the grant over the restriction period is recognized in net earnings for restricted stock awards.

Earnings per share:  Basic earnings per share (“EPS”) data has been computed on the basis of the weighted average number of common shares outstanding during each period presented. Diluted EPS data has been computed on the basis of the assumed conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase the net income per common share (dollars in thousands, except EPS).

	Year Ended July 31,
	2009	2008	2007

Numerator:
Net income	$1,595	$2,663	$845
Denominator:
Weighted average common shares and denominator for basic calculation	24,459,749	24,321,713	24,220,507
Stock options and restricted stock	33,514	153,127	184,146

Denominator for diluted calculation	24,493,263	24,474,840	24,404,653

Net income per share — basic	$0.07	$0.11	$0.03
Net income per share — diluted	$0.07	$0.11	$0.03

Segment reporting:  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker or group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision maker reviews the results of operations and requests for capital expenditures based on one industry segment: producing and selling products and procedures for minimally invasive surgery, primarily for vitreoretinal and neurosurgery. The Company’s entire revenue is generated through this segment. Revenues are attributed to countries based upon the location of end-user customers or distributors.

Subsequent events:  In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with SFAS No. 165, the Company has evaluated subsequent events through October 28, 2009, the date of issuance of the financial statements.

Note 2.	Mergers and Acquisitions

In June 2008, the Company purchased Medimold, Inc.; a Missouri based operation specializing in plastic injection molding for $80,000 in cash consideration. Medimold, Inc. designs, engineers, and manufactures quality, specialized medical tools and devices through their plastic injection molding technology. The Company is incorporating the technology into its operations by moving currently machined parts to the Medimold, Inc. platform. The acquisition is also expected to enhance component quality, expand the Company’s manufacturing capacity, and provide greater component inventory control. The purchase price was allocated based upon the fair value of the assets acquired, with the excess of such purchase price over the fair value of the acquired assets being allocated to Goodwill.

Note 3.	Distribution Agreements

The Company sells a portion of its electrosurgical generators to a U.S. based national and international distributor as described below:

Codman & Shurtleff, Inc. (“Codman”)

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 25 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson and formerly Valley Forge’s largest customer. On April 2, 2009, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories. In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. Both agreements expire on December 31, 2011. Sales to Codman and its respective percent of net sales in the fiscal years ended July 31, 2009, 2008 and 2007 were as follows (dollars in thousands):

	July 31,	July 31,	July 31,
	2009	2008	2007

Net sales	$5,334	$6,041	$7,227
Percent of net sales	10.1%	12.1%	15.7%

No other customer comprises more than 10 percent of sales.

Note 4.	Inventories

Inventories as of July 31, 2009 and 2008 were as follows (dollars in thousands):

	2009	2008

Raw materials and component parts	$6,058	$5,379
Work in progress	2,723	2,772
Finished goods	6,244	6,417

	$15,025	$14,568

In the fourth quarter of fiscal 2009, the Company recorded an adjustment of approximately $826,000 due to excess and discontinued inventory which was either contributed to a charitable organization or was discarded.

Note 5.	Property and Equipment

Property and equipment as of July 31, 2009 and 2008 were as follows (dollars in thousands):

	2009	2008

Land	$730	$730
Building and improvements	5,782	5,720
Machinery and equipment	5,363	4,959
Furniture and fixtures	720	680
Software	336	332
Construction in progress	166	30

	13,097	12,451
Less accumulated depreciation	5,183	4,292

	$7,914	$8,159

Depreciation expense is included in both cost of sales and selling, general and administrative expenses. There are no long-lived assets outside of the United States. Depreciation expense for the years ended July 31, 2009, 2008 and 2007 was $1,052,000, $1,013,000 and $887,000, respectively.

Note 6.	Other Intangible Assets

Information regarding the Company’s other intangible assets is as follows (dollars in thousands):

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
	July 31, 2009

Proprietary know-how	$4,057	$1,295	$2,762
Trademark	5,923	—	5,923
Licensing agreements	5,834	1,384	4,450
Patents	1,335	417	918

	$17,149	$3,096	$14,053

	July 31, 2008

Proprietary know-how	$4,057	$1,017	$3,040
Trademark	5,923	—	5,923
Licensing agreements	5,834	851	4,983
Patents	1,315	324	991

	$17,129	$2,192	$14,937

Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.

Amortization for the years ending July 31, 2010, 2011, 2012, 2013 and 2014 is estimated to approximate $844,000, $621,000, $567,000, $565,000 and $565,000, respectively.

Note 7.	Accrued Expenses

Accrued expenses as of July 31, 2009 and 2008 consisted of the following (dollars in thousands):

	2009	2008

Payroll, commissions and employee benefits	$966	$890
Royalties	243	316
Interest	61	79
Warranty	15	15
Other	1,589	1,359

	$2,874	$2,659

Note 8.	Pledged Assets, Short and Long-Term Debt

Revolving Credit Facility:  The Company has a credit facility with Regions Bank (“Regions”) which allows for borrowings of up to $9.5 million with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon our leverage ratio. As of July 31, 2009, interest under the facility is charged at 2.28 percent. The unused portion of the facility is charged at a rate of 0.20 percent. Borrowings under this facility at July 31, 2009, were $4.8 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility expires on November 30, 2009. The Company expects this credit facility to be renewed.

The facility has two financial covenants:  a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2009, the leverage ratio was 1.50 times and the minimum fixed charge coverage ratio was 1.57 times. Collateral availability under the line as of July 31, 2009, was approximately $3.8 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Non-U.S. Receivables Revolving Credit Facility:  On June 4, 2009, the Company amended this line of credit. The credit facility with Regions now allows for borrowings of up to $1.75 million. The interest rate at July 31, 2009 is one-month LIBOR plus 3.0 percent. Pursuant to the terms of the non-U.S. receivables revolving credit facility, under no circumstances shall the rate be less than 3.5 percent per annum. The facility is charged an administrative fee of 1.0 percent. There were no borrowings under this facility at July 31, 2009. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. The line matures on June 3, 2010, and has no financial covenants. Current collateral availability under the line was approximately $1.3 million at July 31, 2009. The Company expects this credit facility to be reviewed.

Equipment Line of Credit:  On June 5, 2009, the Company amended this line of credit. Under this amended credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. The borrowings under this facility as of July 31, 2009, were $263,000. The equipment line of credit has a maturity date of November 30, 2009. The Company expects this credit facility to be renewed.

Long-term debt as of July 31, 2009 and 2008 consisted of the following (dollars in thousands):

	2009	2008

Note payable to bank, due in monthly principal installments of $41,022 beginning August 2008 plus interest at a rate of 5.0 percent, remaining balance due July 31, 2011, collateralized by substantially all assets of the Company	$984	$1,477
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.0 percent; remaining balance of $1,599,040 including the effects of imputing interest, due December 2011, collateralized by the Malis® trademark	1,475	2,006
Settlement obligation to Iridex Corporation (“Iridex”), due in annual installments of $800,000 which includes interest at an imputed rate of 8.0 percent; remaining balance of $2,400,000 including the effects of imputing interest, due April 15, 2012	2,062	2,649

	4,521	6,132
Less current maturities	1,856	1,823

Long-term portion	$2,665	$4,309

Aggregate annual maturities of long-term debt as of July 31, 2009 are as follows (dollars in thousands):

Year Ending July 31,	Amount

2010	$1,856
2011	1,726
2012	939

$4,521

Note 9.	Revenue Bonds Payable

In September 2002, the Company issued $2,645,000 in Private Activity Revenue Bonds, Series 2002. The proceeds from the bond issue were used to provide financing for the construction of a building and equipment for use as a manufacturing facility located in O’Fallon, Missouri. The bond issue is collateralized by a first deed of trust. The Company signed a promissory note to a bank payable in monthly installments of interest only, commencing on October 1, 2002. Principal is payable on May 1, 2004, and on the first day of each month thereafter, in the amount of $11,021 until final payment in monthly installments beginning on September 1, 2022. Interest is payable at 5.5 percent through September 1, 2009, and prime rate plus 0.5 percent thereafter. These revenue bonds payable totaled $1.8 million and $1.9 million as of July 31, 2009 and 2008, respectively.

In December 2004, Synergetics Development Co., LLC issued $2,330,000 in Industrial Revenue Bonds, Series 2004. The proceeds from the bond issue were used to provide financing for a building expansion and the purchase of land and equipment located in O’Fallon, Missouri. The bond issue is collateralized by a first deed of trust. The Company signed a promissory note to a bank payable in monthly installments of interest only, commencing on February 1, 2005. Principal is payable in monthly installments beginning on June 1, 2005, and on the first day of each month thereafter, in the amount of $9,708, until final payment on December 1, 2024. Interest is payable at 4.75 percent through December 1, 2011, and prime rate thereafter. These revenue bonds payable totaled $1.9 million and $2.0 million as of July 31, 2009 and 2008, respectively.

Under the terms of the bonds, the Company is required to comply with certain financial covenants, including a minimum debt coverage ratio of 1.25 to 1.0.

Aggregate annual maturities required on bonds payable as of July 31, 2009 are as follows (dollars in thousands):

Year Ending July 31,	Amount

2010	$249
2011	249
2012	249
2013	249
2014	249
Thereafter	2,418

$3,663

Note 10.	Operating Leases

The Company leases various equipment, a portion of its facilities in O’Fallon, Missouri and the facility in King of Prussia, Pennsylvania under operating leases. The O’Fallon, Missouri lease expires in July 2012 and the King of Prussia, Pennsylvania lease has been renewed through October 2012.

The approximate minimum rental commitment under non-cancelable operating leases as of July 31, 2009 is due as follows (dollars in thousands):

Year Ending July 31,	Amount

2010	$311
2011	289
2012	223
2013	63
2014	2

$888

Rent expense incurred and charged to cost of sales and selling, general and administrative expenses was approximately $310,000, $326,000 and $223,000 for the years ended July 31, 2009, 2008 and 2007, respectively.

Note 11.	Income Tax Matters

The Company and its wholly owned subsidiaries file as a single entity for income tax reporting purposes. The net deferred income tax amounts included in the accompanying consolidated balance sheets as of July 31, 2009 and 2008 include the following amounts as deferred income tax assets and liabilities (dollars in thousands):

	2009	2008

Deferred tax assets:
Accounts receivable	$98	$83
Inventories	155	176
Accrued liabilities	181	110
Other	219	158
Loss on foreign subsidiaries	746	302
Research and experimentation tax credit carryforward	—	—

	1,399	829
Deferred tax liabilities:
Property and equipment	373	288
Other intangible assets	2,295	2,237

	2,668	2,525
	$(1,269)	$(1,696)

The deferred tax amounts noted above have been classified on the accompanying consolidated balance sheets as of July 31, 2009 and 2008, as follows (dollars in thousands):

	2009	2008

Current assets	$654	$527
Long-term liabilities	(1,923)	(2,223)

	$(1,269)	$(1,696)

The provision for income taxes for the years ended July 31, 2009, 2008 and 2007, consisted of the following (dollars in thousands):

	2009	2008	2007

Currently payable	$1,202	$1,846	$(8)
Deferred	(427)	(407)	(264)

	$775	$1,439	$(272)

Reconciliation of the Company’s income tax at the statutory rate to the Company’s effective rate is as follows:

	2009	2008	2007

Computed at the statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	3.0	4.5	4.0
Extraterritorial income exclusion	—	—	(9.2)
Production deduction for domestic manufacturers	(3.3)	(1.3)	(3.4)
Research and experimentation	(6.9)	(3.5)	(80.5)
Other	5.9	1.4	7.6

	32.7%	35.1%	(47.5)%

The Company recorded an income tax credit for the re-enactment of the research and experimentation credit of $461,000 during the fiscal year ended July 31, 2007. The impact of this credit was due to the continuation of the research and experimentation credit in January, 2007 which had not been recorded during fiscal 2006.

Note 12.	Employee Benefit Plan

The Company has a 401(k) savings plan, which covers employees who have attained the age of 18 and who have been credited with at least one year of service. Company contributions are made at the discretion of the Board of Directors. The Company made no contributions to the plan for the years ended July 31, 2009, 2008 and 2007.

Note 13.	Stock-Based Compensation Plans

Stock Option Plans

In addition to the historical options outstanding for Synergetics prior to the merger, the Company has options outstanding under two existing active option plans and two terminated plans of Valley Forge. The first active plan (the “2001 Plan”) was adopted by Valley Forge on January 16, 2001 pursuant to which 345,000 shares of common stock were reserved for issuance to employees, officers and consultants of the Company. The 2001 Plan was amended with the approval of the Valley Forge stockholders on September 19, 2005 to increase the number of share awards issuable under the 2001 Plan from 345,000 to 1,345,000. There were 858,019 options and restricted shares unawarded at July 31, 2009 under this plan. On September 19, 2005, the stockholders of Valley Forge voted to adopt the Valley Forge Scientific Corp. 2005 Non-Employee Directors’ Stock Option Plan and voted to authorize up to 200,000 shares issuable upon exercise of options granted thereunder. On December 11, 2008, the stockholders of the Company voted to increase the number of shares authorized for issuance under the plan from 200,000 to 400,000. There were 220,000 options available for future grants at July 31, 2009 under this plan. Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire 10 years from the date of the grant. Generally, stock options granted under these plans vest over a five-year period, with the exception of the non-employee director options which vest over a twelve-month period.

A summary of the status of the fixed awards at July 31, 2009, 2008 and 2007 and changes during the years ended on those dates is as follows:

		Weighted
		Average	Weighted
		Exercise	Average
	Shares	Price	Fair Value

Options outstanding as of July 31, 2006	411,750	$1.98	$1.63
For the period from August 1, 2006 through July 31, 2007:
Granted	55,000	$3.72	$2.98
Forfeited	(4,590)	$1.09	$0.91
Exercised	(33,425)	$0.96	$0.82

Options outstanding, July 31, 2007	428,735	$2.18	$1.79
For the period from August 1, 2007 through July 31, 2008:
Granted	40,000	$2.95	$2.45
Forfeited	(17,000)	$2.85	$2.05
Exercised	(15,000)	$1.99	$1.80

Options outstanding, July 31, 2008	436,735	$2.23	$1.84
For the period from August 1, 2008 through July 31, 2009:
Granted	93,000	$0.95	$0.78
Forfeited	(2,000)	$3.75	$0.99
Exercised	—	—	—

Options outstanding, July 31, 2009	527,735	$2.10	$1.74

Options exercisable, July 31, 2009	455,349	$2.27	$1.88

A further summary about awards outstanding at July 31, 2009 is as follows:

		Weighted Average Grant
	Shares	Date Value

Unvested options, beginning of period	61,528	$1.49
Granted	93,000	$0.95
Vested	82,142	$1.31

Unvested options, period end	72,386	$1.01

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (dollars in thousands):

	Fiscal Year Ended
	July 31,	July 31,	July 31,
	2009	2008	2007

Proceeds of options exercised	$—	$30	$37
Related tax benefit recognized	—	5	13
Intrinsic value of options exercised	—	41	32

The following table provides information about options outstanding and exercisable options at July 31, 2009 (dollars in thousands):

		Exercisable
	Options Outstanding	Options

Number	527,735	455,349
Weighted average exercise price	$2.10	$2.27
Aggregate intrinsic value	$917	$857
Weighted average contractual term	5.4 years	4.9 years

The weighted average remaining life for options outstanding and weighted average exercise price per share for exercisable options at July 31, 2009 were as follows:

	Options Outstanding		Exercisable Options
		Weighted Average		Weighted Average
		Remaining		Remaining
		Contractual Life		Contractual Life
	Shares	(in Years)	Shares	(in Years)

< $1.00	68,950	6.5 years	54,367	5.8 years
$1.00 — $2.00	242,785	4.6 years	184,982	3.4 years
$2.00 — $5.00	216,000	5.9 years	216,000	5.9 years
Total	527,735	5.4 years	455,349	4.9 years

The Company granted 40,000 options during the fiscal year ended July 31, 2009 to the independent directors which vest pro-rata over twelve months from the grant date. The Company granted 48,000 and 5,000 options during the fiscal year ended July 31, 2009 to David M. Hable, the Company’s new Chief Executive Officer and to Jerry Malis the Company’s Chief Scientific Officer, respectively. The shares granted to Mr. Hable vest pro-rata over twelve quarters from the grant date and the shares granted to Mr. Malis vest pro-rata over twelve months from the grant date. The Company recorded $72,000 of compensation expense with respect to options granted to directors and employees. The fair value of options granted during the fiscal year ended July 31, 2009 was determined at the date of the grant using a Black-Scholes options-pricing model.

The following table provides the weighted average fair value of options granted and the assumptions used in the Black-Scholes model:

	Fiscal Year Ended July 31,
	2009	2008	2007

Expected average risk-free interest rate	2.25%	3.5%	4.0%
Expected average life (in years)	10	10	10
Expected volatility	80.5%	69.2%	79.7
Expected dividend yield	0.0%	0.0%	0.0%

The expected average risk-free rate is based on 10 year U.S. treasury yield curve in December of 2008. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of Synergetics USA, Inc.’s common stock. The expected dividend yield is based on historical information and management’s plan. The Company expects to issue new shares as options are exercised. As of July 31, 2009, the future compensation cost expected to be recognized under SFAS 123(R) is approximately $26,000 in fiscal 2010, $13,000 in fiscal 2011 and $3,000 in fiscal 2012.

Restricted Stock Plans

Under our 2001 Plan, our common stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five-year vesting period or at the end of the fifth year. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the fiscal year ended July 31, 2009, 110,065 shares were granted to employees under the restricted stock plan. There were forfeitures of 51,796 shares during the fiscal year ended July 31, 2009. Compensation expense related to restricted stock grants outstanding was $40,000 for the fiscal year ended July 31, 2009. As of July 31, 2009, there was approximately $235,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted average period of five years which is generally the vesting period.

In addition, during the fiscal year ended July 31, 2009, 43,192 shares were granted to advisory consultants under the restricted stock plan. Compensation expense related to these shares was $66,000 for the fiscal year ended July 31, 2009.

The following table provides information about restricted stock grants during the fiscal year ended July 31, 2009, 2008 and 2007 (dollars in thousands):

		Weighted Average
	Number of Shares	Grant Date Fair Value

Restricted Stock awards at August 1, 2006	—	$—
Granted	14,601	$5.48
Forfeited	1,500	$5.48

Balance as of July 31, 2007	13,101	$5.48
Granted	40,706	$3.38

Balance as of July 31, 2008	53,807	$3.89
Granted	110,065	$2.78
Forfeited	51,796	$3.18

Balance as of July 31, 2009	112,076	$2.95

Compensation expense associated with stock-based compensation plans as of July 31, 2009, 2008 and 2007 was as follows (dollars in thousands):

	July 31,	July 31,	July 31,
	2009	2008	2007

Stock Options:
Directors	$52	$74	$104
Employees	20	38	25

Total	72	112	129
Restricted Stock:
Employees	40	25	17
Advisors	66	87	89

Total	106	112	106
Total Compensation Expense	$178	$224	$235

Note 14.	Stockholders’ Equity

Upon completion of the reverse merger between Valley Forge and Synergetics on September 22, 2005, the Company reincorporated in Delaware, decreased the par value of common stock from $0.01 2/3 to $0.001, increased the authorized common shares to 50,000,000 and eliminated the outstanding treasury shares.

On December 22, 1998, the Company filed amended and restated Articles of Incorporation decreasing the par value of the 8,000,000 shares of common stock it is authorized to issue from $0.03 1/3 to $0.01 2/3. The holders of common stock have no preemptive rights and the common stock has no redemption, sinking fund or conversion provisions. Each share of common stock is entitled to one vote on any matter submitted to the holders and to equal rights in the assets of the Company upon liquidation. All of the outstanding shares of common stock are fully paid and nonassessable.

Note 15.	Research and Development Costs

R&D costs related to both future and present products are charged to operations as incurred. The Company incurred approximately $2,998,000, $2,654,000 and $2,584,000 of R&D costs during the years ended July 31, 2009, 2008 and 2007, respectively.

Note 16.	Enterprise-wide Information

Enterprise-wide information as of July 31, 2009, 2008 and 2007 consisted of the following (dollars in thousands):

	Fiscal Year Ended July 31,
	2009	2008	2007

Net sales
Ophthalmic	$29,981	$28,019	$24,522
Neurosurgery	13,968	12,925	10,241
Marketing partners (Codman, Stryker Corporation and Iridex)	8,538	8,347	10,266
Other	478	772	916

Total	$52,965	$50,063	$45,945

	Fiscal Year Ended July 31,
	2009	2008	2007

Net Sales
Domestic	$36,047	$35,838	$35,214
International	16,918	14,225	10,731

Total	$52,965	$50,063	$45,945

Revenues are attributed to countries based upon the location of end-user customers or distributors.

Note 17.	Commitments and Contingencies

The Company entered into three-year employment agreements with its Chief Operating Officer and its Chief Scientific Officer which expired on September 22, 2008. On August 1, 2007, the Company entered into a three-year employment agreement with its Executive Vice President and Chief Financial Officer, Ms. Boone. In the event she is terminated without cause, or if she resigns for good reason, she shall be entitled to her base salary and health care benefits for fifteen additional months.

On July 31, 2008, the Company’s Board of Directors formally accepted the resignation of Gregg Scheller who was the President, Chief Executive Officer and Chairman of the Board. The Company believes the non-compete covenant contained in the Mr. Scheller’s employment agreement survives until July 31, 2010.

Effective January 29, 2009, the Company’s Board of Directors appointed David M. Hable to serve as President and Chief Executive Officer. Also on that date, the Company entered into a change of control agreement with Mr. Hable which provides that if employment is terminated within one year following a change in control for cause or disability (as each term is defined in the change in control agreement), as a result of his death or by Mr. Hable other than as an involuntary termination (as defined in the change in control agreement), the Company shall pay the Mr. Hable all compensation earned or accrued through his employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which he is entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).

If the Mr. Hable’s employment is terminated within one year following a change in control without cause and for any reason other than death or disability, including an involuntary termination, and provided he enters into a separation agreement within 30 days of his employment termination, he shall receive the following in a lump sum (“Early Severance”): (i) all Standard Compensation Due; (ii) an amount equal to one-half times his annual base salary at the rate in effect immediately prior to the change in control; and (iii) as compensation for certain lost benefits, an amount equal to 10% of his base salary at the rate in effect immediately prior to the change in control. If such termination occurs during the period that is 6 to 12 months after the Mr. Hable’s start date (as defined in the change in control agreement), he shall receive in a lump sum the Early Severance and an additional amount equal to the sum of one-twelfth times his base salary for each month of employment completed between 7 and 12 months after his Start Date. If the he is terminated at any time after the first anniversary of his start date, he shall receive the following (“Ordinary Severance”): (i) all Standard Compensation Due; (ii) an amount equal to one times his annual base salary at the rate in effect immediately prior to the change in control; and (iii) any amount payable as of the termination date under the Company’s objectives-based incentive plan. Such Ordinary Severance shall be paid in 12 equal monthly installments beginning in the month following his employment termination. Furthermore, all of Mr. Hable’s awards of shares or options shall immediately vest and be exercisable for one year after the date of his employment termination.

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

Note 18.	Quarterly Financial Data (Unaudited)

The following table provides the Company’s quarterly information as presented in the Form 10-Q (dollars in thousands except earnings per share):

	July 31,		May 4,	February 3,	October 29,
Quarters Ended	2009		2009	2009	2008

Net Sales	$13,906		$13,161	$13,652	$12,246
Gross Profit	7,093	(1)	7,401	7,841	7,080
Operating Income	176	(1)	879	907	1,163
Net Income	87	(1)	458	389	661
Earnings per Share
Basic	$0.00		$0.02	$0.02	$0.03
Diluted	$0.00		$0.02	$0.02	$0.03
Basic weighted average common shares outstanding	24,454,256		24,470,755	24,451,904	24,440,861
Diluted weighted average common shares outstanding	24,472,354		24,471,258	24,459,568	24,578,342

	July 31,		April 30,		January 31,		October 29,
Quarters Ended	2008		2008		2008		2007

Net Sales	$14,457		$13,500		$11,636		$10,469
Gross Profit	8,351		8,332		6,754		6,525
Operating Income	2,036		2,155		238		785
Net Income	1,203		1,117		(54)		397
Earnings per Share
Basic	$0.05	(2)	$0.05	(2)	$0.00	(2)	$0.02	(2)
Diluted	$0.05	(2)	$0.05	(2)	$0.00	(2)	$0.02	(2)
Basic weighted average common shares outstanding	24,340,902		24,321,274		24,312,930		24,296,309
Diluted weighted average common shares outstanding	24,480,702		24,396,183		24,387,064		24,433,288

(1)	In the fourth quarter of fiscal 2009, the Company recorded an adjustment of approximately $975,000 or $0.03 earnings per share, net of tax, primarily due to excess and discontinued inventory which was either contributed to a charitable organization or was discarded.

(2)	The accumulation of four quarters in fiscal year 2008 for earnings per share does not equal the related per share amounts for the year ended July 31, 2008 due to rounding differences.

Note 19.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which related to the definition of fair value, the methods used to estimate fair value and the requirement of expanded disclosures about estimates of fair value. SFAS 157 is effective in relation to financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 (“FSP 157-1”) and FSP 157-2 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provision of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, “Determining the Fair

Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level and Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability (or similar assets or liabilities) and for identifying circumstances that indicate a transaction is not orderly. Additionally FSP 157-4 amends SFAS 157 to require disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value.

SFAS 157 is effective for the Company on August 1, 2009. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 157 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141 ®”), which replaced SFAS No. 141, “Business Combinations.” SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interests in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements that will enable users of the financial statements to better evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R) -1 amends and clarifies the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will be applied if we consummate an acquisition on or after August 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting standards that require the provision of sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for the Company on August 1, 2009. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB finalized FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” “(FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 ®, and other U.S. GAAP. In addition, FSP 142-3 requires additional disclosures concerning recognized intangible assets. These additional disclosures would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for the Company on August 1, 2009. We have not completed our evaluation of the potential impact, if any, of the adoption of FSP 142-3 on the consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 required entities with cash settled convertibles to bifurcate the securities into a debt component and an equity component and accrete the debt component to par over the expected life of the convertible. Early adoption will not be permitted, and FSP APB 4-1 must be applied retrospectively to all instruments. FSP APB 14-1 is effective for the Company on August 1, 2009. We have not completed our evaluation of the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. Earlier adoption is prohibited. FSP EITF 03-6-1 is effective for the Company on August 1, 2009. We have not completed our evaluation of the potential impact, if any, of adoption of FSP EITF 03-6-1 on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have not completed our evaluation of the potential impact, if any, of the adoption of FSP 107-1 on our interim financial statement disclosures.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles to be applied by non-governmental entities in the preparation of financial statements. In addition, SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws as authoritative GAAP for SEC registrants. On the effective date of SFAS 168, all non-grandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative. SFAS 168 will be effective for the Company on August 1, 2009. As the Codification was not intended to change existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Note 20.	Valuation Allowances and Qualifying Accounts

Schedule II — Valuation Allowances and Qualifying Accounts

	Balance at	Charged to	Charged to	Deductions
	Beginning of	Cost and	Other	from	Balance at End
Classifications	Year	Expenses	Accounts	Reserves(1)	of Year
	(Dollars in Thousands)

Year ended July 31, 2007
Allowance for Doubtful Accounts	$179	$88	$—	$(40)	$227
Allowance for Excess and Obsolete Inventory	$75	$(49)	—	$—	26
Year ended July 31, 2008
Allowance for Doubtful Accounts/Returned Goods	$227	$69	$—	$(46)	$250
Allowance for Excess and Obsolete Inventory	$26	$39	—	$—	$65
Year ended July 31, 2009
Allowance for Doubtful Accounts/Returned Goods	$250	$206	—	$(140)	$316
Allowance for Excess and Obsolete Inventory	$65	$—	—	$(26)	$39

(1)	Adjustments represent write-offs of uncollectible accounts receivable and excess inventories.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synergetics USA, Inc.
(registrant)

/s/  David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

/s/  Pamela G. Boone
Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)

October 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  David M. Hable
David M. Hable, President and Chief
Executive Officer and Director
and Director (Principal Executive Officer)

October 28, 2009

/s/  Pamela G. Boone
Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)

October 28, 2009

/s/  Robert Dick
Robert Dick, Chairman of the Board of Directors

October 28, 2009

/s/  Lawrence C. Cardinale
Lawrence C. Cardinale, Director

October 28, 2009

/s/  Kurt W. Gampp, Jr.
Kurt W. Gampp, Jr., Director

October 28, 2009

/s/  Guy Guarch
Guy Guarch, Director

October 28, 2009

/s/  Juanita H. Hinshaw
Juanita H. Hinshaw, Director

October 28, 2009

/s/  Jerry L. Malis
Jerry L. Malis, Director

October 28, 2009

Index to Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and among Valley Forge Scientific Corp. (“Valley Forge”), Synergetics Acquisition Corporation and Synergetics, Inc. dated May 2, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference.)
2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Valley Forge, Synergetics Acquisition Corporation and Synergetics, Inc. dated June 2, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on June 3, 2005 and incorporated herein by reference.)
2.3	Amendment No. 2 to Agreement and Plan of Merger by and among Valley Forge, Synergetics Acquisition Corporation and Synergetics, Inc. dated July 15, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.)
2.4	Agreement and Plan of Reincorporation Merger, dated as of September 22, 2005, between Valley Forge and VFSC Delaware, Inc. (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
4.1	Form of common stock certificate of the Registrant. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
10.1	Amended and Restated Synergetics USA, Inc. 2001 Stock Plan. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference.)
10.2	Valley Forge Scientific Corp. 2000 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 4.3 to Valley Forge’s Registration Statement on Form S-8, Registration No. 333-72134 and incorporated herein by reference.)
10.3	Valley Forge Scientific Corp. 1988 Non-Qualified Employee Stock Option Plan, as amended. (Filed as Exhibit 10.1 to Valley Forge’s Registration Statement on Form S-8, Registration No. 333-63637 and incorporated herein by reference).
10.4	Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference).
10.5	Amendment No. 1 to Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009, and incorporated herein by reference).
10.6	401(k) and Profit-Sharing Plan. (Filed as Exhibit 10(x) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference).
10.7	Change of Control Agreement between Synergetics USA, Inc. and David M. Hable (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2009), and incorporated herein by reference).
10.8	Employment Agreement, dated as of September 21, 2005, between Valley Forge and Gregg D. Scheller. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
10.9	Employment Agreement, dated as of September 21, 2005, between Valley Forge and Jerry L. Malis. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
10.10	Employment Agreement, dated as of September 21, 2005, between Valley Forge and Kurt W. Gampp, Jr. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

Exhibit
Number		Description

10.11		Employment Agreement, dated as of August 1, 2007, between Synergetics USA, Inc. and Pamela G. Boone. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 and incorporated herein by reference.)
10.12		Letter Agreement dated December 10, 2007, between Synergetics USA, Inc. and Dave Dallam. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q for the quarter ended October 29, 2007 and incorporated herein by reference.)
10.13		Assignment of Know-How Agreement, dated June 30, 1989. (Filed as Exhibit 10(I) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference.)
10.14		Assignment of Patents — Bipolar Electrosurgical Systems, June 30, 1989. (Filed as Exhibit 10(h) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)
10.15		Assignment of Patents — Binocular Magnification System, June 30, 1989. (Filed as Exhibit 10(i) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)
10.16		Assignment of Malis® Trademark, dated June 30, 1989. (Filed as Exhibit 10(j) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)
10.17		Option Agreement for Malis® Trademark with Leonard I. Malis dated October 22, 2004. (Filed as Exhibit 10.14 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)
10.18		Promissory Note from the Company and Synergetics IP, Inc. to the Estate of Dr. Leonard I. Malis dated October 12, 2005 in the Principal Amount of $3,997,600. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2005 and incorporated herein by reference.)
10.19		Agreement with Codman & Shurtleff, Inc. dated October 15, 2004. (Filed as Exhibit 10.12 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)
10.20		Amendment No. 1 to the Agreement dated as of October 1, 2004 between Valley Forge and Codman & Shurtleff, Inc. (Filed as Exhibit 10(a) to Valley Forge’s Current Report on Form 8-K filed on March 16, 2005 and incorporated herein by reference.)
10.21		Supply and Distribution Agreement with Stryker Corporation dated October 25, 2004. (Filed as Exhibit 10.13 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)
10.22		Agreement of Lease between Liberty Property Limited Partnership and Valley Forge. (Filed as Exhibit 10.16 to Valley Forge’s to Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)
10	.23*	Amendment to Agreement of Lease between Liberty Property Limited Partnership and Synergetics USA, Inc. dated March 26, 2009.
10.24		Loan Agreement between The Industrial Development Authority of St. Charles County, Missouri and Synergetics Development Company, L.L.C. dated as of September 1, 2002. (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.25		Promissory Note from Synergetics Development Company, L.L.C. to The Industrial Development Authority of St. Charles County, Missouri dated September 1, 2002 in the Principal Amount of $2,645,000 (Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.26		Security Agreement (Equipment) dated as of September 1, 2002 from Synergetics, Inc. for the benefit of The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

Exhibit
Number	Description

10.27	Future Advance Deed of Trust and Security Agreement dated as of September 1, 2002 between Synergetics Development Company, L.L.C. and Victor Zarrilli, as trustee, and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.28	Guaranty Agreement dated as of September 1, 2002 by and among William L. Bates, Gregg D. Scheller and Kurt W. Gampp, Jr. and Synergetics, Inc. and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.29	Guaranty of Unassigned Issuer’s Rights dated as of September 1, 2002 by and among William L. Bates, Gregg D. Scheller and Kurt W. Gampp, Jr. and Synergetics, Inc. and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.30	Bond Purchase Agreement dated as of September 1, 2002 by and among The Industrial Development Authority of St. Charles County, Missouri, Union Planters Bank, N.A. and Synergetics Development Company, L.L.C. (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.31	First Supplemental Loan Agreement between The Industrial Development Authority of St. Charles County, Missouri and Synergetics Development Company, L.L.C. dated as of December 1, 2004. (Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.32	Promissory Note from Synergetics Development Company, L.L.C. to The Industrial Development Authority of St. Charles County, Missouri dated December 1, 2004 in the Principal Amount of $2,330,000. (Filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.33	First Supplemental Future Advance Deed of Trust and Security Agreement dated as of December 1, 2004 between Synergetics Development Company, L.L.C. and Victor Zarrilli, as trustee, and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.34	First Supplemental Guaranty of Unassigned Issuer’s Rights dated as of December 1, 2004 by and between Synergetics, Inc. and the Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.35	Bond Purchase Agreement dated as of December 1, 2004 by and among The Industrial Development Authority of St. Charles County, Missouri, Union Planters Bank, N.A. and Synergetics Development Company, L.L.C. (Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.36	Form of Employee Restricted Stock Agreement for the Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference).
10.37	Letter Agreement between Synergetics, Inc. and Regions Bank, dated February 22, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2006 and incorporated herein by reference.)
10.38	Credit and Security Agreement among Synergetics USA, Inc., Synergetics, Inc. and Regions Bank, dated March 13, 2006. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 and incorporated herein by reference.)
10.39	First Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated September 26, 2006. (Filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)

Exhibit
Number	Description

10.40	Second Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated December 8, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)
10.41	Third Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc. and Regions Bank, as Lender, dated June 7, 2007. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007 and incorporated herein by reference.)
10.42	Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated March 13, 2006 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 and incorporated herein by reference.)
10.43	Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated September 26, 2006. (Filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)
10.44	Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated December 8, 2006. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)
10.45	Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated June 7, 2007. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007 and incorporated herein by reference.)
10.46	Letter Agreement between Synergetics, Inc. and Regions Bank, dated September 28, 2006. (Filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)
10.47	Foreign Accounts Credit and Security Agreement dated June 20, 2007 by and among Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, and Synergetics Italia, Srl as Borrowers and Regions Bank as Lender. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2007 and incorporated herein by reference.)
10.48	Foreign Accounts Revolving Note from Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, and Synergetics Italia, Srl in favor of Regions Bank, dated June 20, 2007. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 26, 2007 and incorporated herein by reference.)
10.49	Fourth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated as of January 31, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.)
10.50	Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated as of January 31, 2008. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.)
10.51	First Amendment to Foreign Accounts Credit Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH and Synergetics Italia, Srl as Borrowers and Regions Bank as Lender, dated as of January 31, 2008 (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 4, 2008 and incorporated herein by reference.)
10.52	Amended and Restated Foreign Accounts Revolving Note from Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH and Synergetics Italia, Srl in favor of Regions Bank, dated as of January 31, 2008 (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.)
10.53	Second Amendment to Foreign Accounts Credit Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, Synergetics Italia, Srl and Synergetics France, SARL as Borrowers and Regions Bank as lender dated as of June 5, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2008 and incorporated herein by reference.)

Exhibit
Number		Description

10.54		Second Amended and Restated Foreign Accounts Revolving Note from Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, Synergetics Italia, S and Synergetics France, SARL, in favor of Regions Bank, dated as of June 5, 2008. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 10, 2008 and incorporated herein by reference.)
10.55		Fifth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated December 1, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2008 and incorporated herein by reference.)
10.56		Second 2008 Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated as of December 1, 2008 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 3, 2008 and incorporated herein by reference.)
21	*	Subsidiaries of Registrant.
23	.1*	Consent of UHY, LLP.
31	.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith