Form 10-Q
period 2009-10-31
SYNERGETICS USA INC
filed 2009-12-15
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of December 1, 2009 was 24,495,554 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of October 31, 2009 (Unaudited) and July 31, 2009
(Dollars in thousands, except per share information)

	October 31, 2009	July 31, 2009
Assets
Current Assets
Cash and cash equivalents	$363	$160
Accounts receivable, net of allowance for doubtful accounts of $327 and $316, respectively	8,023	9,105
Inventories	14,846	15,025
Prepaid expenses	407	416
Deferred income taxes	620	654

Total current assets	24,259	25,360
Property and equipment, net	7,855	7,914
Goodwill	10,690	10,690
Other intangible assets, net	12,938	13,135
Patents, net	932	918
Cash value of life insurance	63	63

Total assets	$56,737	$58,080

Liabilities and Stockholders’ Equity
Current Liabilities
Excess of outstanding checks over bank balance	$429	$75
Lines-of-credit	3,824	5,035
Current maturities of long-term debt	1,864	1,856
Current maturities of revenue bonds payable	249	249
Accounts payable	1,170	1,822
Accrued expenses	2,840	2,874
Income taxes payable	53	37

Total current liabilities	10,429	11,948

Long-Term Liabilities
Long-term debt, less current maturities	2,396	2,665
Revenue bonds payable, less current maturities	3,363	3,414
Deferred income taxes	1,803	1,923

Total long-term liabilities	7,562	8,002

Total liabilities	17,991	19,950

Commitments and contingencies (Note 7)

Stockholders’ Equity
Common stock at October 31, 2009 and July 31, 2009, $0.001 par value, 50,000,000 shares authorized; 24,495,554 and 24,454,256 shares issued and outstanding, respectively	24	24
Additional paid-in capital	24,594	24,520
Retained earnings	14,128	13,586

Total stockholders’ equity	38,746	38,130

Total liabilities and stockholders’ equity	$56,737	$58,080

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
Three Months Ended October 31, 2009 and October 29, 2008
(Dollars in thousands, except per share information)

	Three Months Ended	Three Months Ended
	October 31, 2009	October 29, 2008
Net sales	$12,146	$12,246
Cost of sales	5,327	5,166

Gross profit	6,819	7,080

Operating expenses
Research and development	600	652
Sales and marketing expenses	3,259	3,244
General and administrative	2,019	2,021

	5,878	5,917

Operating income	941	1,163

Other income (expense)
Interest income	—	2
Interest expense	(168)	(181)
Miscellaneous	28	3

	(140)	(176)

Income before provision for income taxes	801	987
Provision for income taxes	259	326

Net income	$542	$661

Earnings per share:
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

Basic weighted-average common shares outstanding	24,458,089	24,440,861

Diluted weighted-average common shares outstanding	24,496,554	24,578,342

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended October 31, 2009 and October 29, 2008
(Dollars in thousands)

	Three Months Ended	Three Months Ended
	October 31, 2009	October 29, 2008
Cash Flows from Operating Activities
Net income	$542	$661
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	480	466
Provision for doubtful accounts receivable	(4)	(11)
Stock-based compensation	74	50
Deferred income taxes	(86)	(104)
(Gain) on sales of assets	(15)	—
Change in assets and liabilities
(Increase) decrease in:
Accounts receivable	1,086	417
Inventories	179	(1,329)
Prepaid expenses	9	(133)
(Decrease) increase in:
Accounts payable	(652)	(261)
Accrued expenses	(34)	90
Income taxes payable	16	(582)

Net cash provided by (used in) operating activities	1,595	(736)

Cash Flows from Investing Activities
Proceeds from the sale of assets	15	—
Purchase of property and equipment	(198)	(127)
Acquisition of patents and other intangibles	(40)	(62)

Net cash used in investing activities	(223)	(189)

Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	354	—
Net borrowings on lines-of-credit	(1,211)	1,165
Principal payments on revenue bonds payable	(51)	(41)
Principal payments on long-term debt	(123)	(123)
Payments on debt incurred for acquisition of trademark	(138)	(130)

Net cash (used in) provided by financing activities	(1,169)	871

Net increase (decrease) in cash and cash equivalents	203	(54)
Cash and cash equivalents
Beginning	160	500

Ending	$363	$446

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
     Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods in fiscal 2010, the Company now uses a calendar month reporting cycle. Formerly, in fiscal 2009, the Company used a 21 business day per month reporting cycle. The information presented in the Form 10-Q is for the three month periods August 1, 2009, through October 31, 2009, and August 1, 2008, through October 29, 2008, respectively and represents 64 business days for the period ended October 31, 2009, and 63 business days for the period ended October 29, 2008. The additional business day included in operations for the quarter ended October 31, 2009 did not have a material impact on the results of the operations for the period then ended.
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics DE, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2009, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 28, 2009, (the “Annual Report”).
Note 2. Summary of Significant Accounting Policies
     Reclassifications: Certain reclassifications have been made to the prior year’s quarterly and annual financial statements to conform with the current quarter’s presentation. Operating income and net income were not affected.
     The Company’s significant accounting policies are disclosed in the Annual Report. In the first three months of fiscal 2010, no significant accounting policies were changed other than the implementation of the new accounting pronouncements described below:

     In June 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB. The ASC reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. All existing accounting standards documents are superseded as described in Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. All of the contents of the ASC carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identified and ranked the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP. Also included in the ASC are rules and interpretive release of the Securities Exchange Commission (“SEC”), under authority of federal security laws that are also sources of authoritative U.S. GAAP for SEC registrants. The ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the ASC as of August 1, 2009, had no impact on our financial statements other than changing the way specific accounting standards are referenced in our financial statements.
     In September 2006, the FASB issued a new accounting and reporting standard for requiring a fair value measurement which is principally applied to financial assets and liabilities such as marketable equity securities and debt instruments. Derivatives include cash flow hedges, freestanding derivative forward contracts, net investment hedges and interest rate swaps. These items were previously, and will continue to be, marked-to-market at each reporting period; however, the definition of fair value is now applied using this new standard. The adoption of this standard on August 1, 2009, for such assets and liabilities did not have an impact on our condensed consolidated financial statements (see related disclosures in Note 5 — Fair Value Information).
     In December 2007, the FASB issued a new accounting and reporting standard for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and the accounting for the deconsolidation of a subsidiary. The standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. In addition, the standard also includes expanded disclosures requiring the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; and changes in the parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The adoption of this standard on August 1, 2009, had no impact on our financial statements.
     In December 2007, the FASB issued an accounting standard which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. This standard retains the underlying purchase method of accounting for acquisitions, but incorporates a number of changes, including the capitalization of purchased in-process research and development, expensing of acquisition related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. The adoption of this standard will be applied prospectively to business combinations consummated after August 1, 2009.
     In April 2008, the FASB finalized an accounting standard which delineates the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this standard was to improve the consistency between the useful life of a recognized asset and the period of expected cash flows used to measure the fair value of the asset. In addition, this standard requires additional disclosures concerning recognized intangible assets which would enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
     In May 2008, the FASB issued an accounting standard which changes the accounting treatment for convertible debt instruments which requires or permits partial cash settlement upon conversion. The new standard requires issuers to separate convertible debt instruments into two components: a non-convertible bond and a conversion option. The separation of the conversion options creates an original issue discount in the bond component which is to be accreted as interest expense over the term of the instrument using the interest method, resulting in an increase to interest expense and a decrease in net income and earnings per share. The adoption of this standard did not have an impact on our condensed consolidated financial statements.
     In June 2008, the FASB issued an accounting standard which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this standard did not have a material impact on our reported earnings per share.
     In April 2009, the FASB issued a new accounting standard which requires summarized disclosure in interim period of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the financial statements. The adoption of this standard on August 1, 2009, resulted in additional disclosures in our unaudited interim condensed consolidated financial statements.
     Subsequent events: The Company has evaluated subsequent events through December 15, 2009, the date of issuance of the financial statements.
Note 3. Marketing Partner Agreements
     The Company sells a portion of its electrosurgical generators and accessories to a U.S. based national and international marketing partner as described below:
Codman & Shurtleff, Inc. (“Codman”)
     In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 25 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson. On April 2, 2009, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories. In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. Both agreements expire on December 31, 2011. Sales to Codman and its respective percent of net sales for the three-month periods ended October 31, 2009, and October 29, 2008, were as follows (dollars in thousands):

	October 31,	October 29,
	2009	2008
Net sales	$885	$902
Percent of net sales	7.3%	7.4%
     On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman. Under the terms of the revised agreement, Codman will have the exclusive right to market and distribute the Company’s branded disposable bipolar forceps produced by Synergetics.
     No other customer comprises more than 10 percent of sales.

Note 4. Stock-Based Compensation
Stock Option Plans
     The following table provides information about awards outstanding at October 31, 2009:

	Three Months Ended October 31, 2009
		Weighted-
		Average	Weighted-
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding, beginning of period	527,735	$2.10	$1.74
For the period from August 1, 2009 through October 31, 2009:
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—

Options outstanding, end of period	527,735	$2.10	$1.74

Options exercisable, end of period	470,599	$2.23	$1.85

There were no options granted during the first quarter of fiscal 2009 to the independent directors. Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed, or re-elected to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. These options vest pro-ratably on a quarterly basis over the next year of service on the Board. The Company granted 48,000 and 5,000 options during the fiscal year ended July 31, 2009, to the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Scientific Officer (“CSO”), respectively. The shares granted to the CEO vest pro-ratably over twelve quarters from the grant date and the shares granted to the CSO vest pro-ratably over twelve months from the grant date. The Company recorded compensation expense of $12,000 for options granted in prior periods for the three months ended October 31, 2009. The fair value of options granted during the prior fiscal year was determined at the date of the grant using a Black-Sholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	2.25%
Expected average life (in years)	10
Expected volatility	80.5%
Expected dividend yield	0.0%
The expected average risk-free rate is based on the 10 year U.S. treasury yield curve in December of 2008. The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of Synergetics USA, Inc.’s common stock. The expected dividend yield is based on historical information and management’s plan. The Company expects to issue new shares as options are exercised. As of October 31, 2009, the future compensation cost expected to be recognized for outstanding stock options is approximately $14,000 for the remainder of fiscal 2010, $13,000 in fiscal 2011 and $3,000 in fiscal 2012.
Restricted Stock Plans
Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), our common stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five-year vesting period or at the end of the fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. As of October 31, 2009, there was approximately $221,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted-average period of five years. The following table provides information about restricted stock grants during the three-month period ended October 31, 2009:

		Weighted-Average
	Number of Shares	Grant Date Fair Value
Balance as of July 31, 2009	112,076	$3.13
Granted	3,000	$1.21
Forfeited	—	$—

Balance as of October 31, 2009	115,076	$3.08

Note 5. Fair Value Information
     Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.
     The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. No impairment indicators existed as of October 31, 2009.
     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of the Company’s notes and revenue bonds payable and long-term debt is estimated to approximate fair value because the interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities.
Note 6. Supplemental Balance Sheet Information
Inventories

	October 31, 2009	July 31, 2009
Raw material and component parts	$6,064	$6,058
Work-in-progress	2,814	2,723
Finished goods	5,968	6,244

	$14,846	$15,025

Property and equipment

	October 31, 2009	July 31, 2009
Land	$730	$730
Building and improvements	5,793	5,782
Machinery and equipment	5,230	5,363
Furniture and fixtures	736	720
Software	363	336
Construction in process	293	166

	13,145	13,097
Less accumulated depreciation	5,290	5,183

	$7,855	$7,914

Other intangible assets
     Information regarding the Company’s other intangible assets is as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
	October 31, 2009
Proprietary know-how	$4,057	$1,359	$2,698
Trademark	5,923	—	5,923
Licensing agreements	5,834	1,517	4,317
Patents	1,375	443	932

	$17,189	$3,319	$13,870

	July 31, 2009
Proprietary know-how	$4,057	$1,295	$2,762
Trademark	5,923	—	5,923
Licensing agreements	5,834	1,384	4,450
Patents	1,335	417	918

	$17,149	$3,096	$14,053

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
     The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended October 31, 2009.
     Estimated amortization expense on other intangibles for the remaining nine months of the fiscal year ending July 31, 2010 and the next four years thereafter is as follows:

Periods Ending July 31:	Amount

Fiscal Year 2010 (remaining 9 months)	$629
Fiscal Year 2011	629
Fiscal Year 2012	575
Fiscal Year 2013	573
Fiscal Year 2014	573
Amortization expense for the three months ended October 31, 2009, was $223,000.
Pledged assets; short and long-term debt (excluding revenue bonds payable)
  Short-term debt as of October 31, 2009, and July 31, 2009, consisted of the following:
     Revolving Credit Facility: The Company has a credit facility with Regions Bank (“Regions”) which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon our leverage ratio. As of October 31, 2009, interest under the facility is charged at 2.24 percent. The unused portion of the facility is charged at a rate of 0.20 percent. Borrowings under this facility at October 31, 2009, were $3.6 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2009 to extend the termination date through November 30, 2010.

     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 31, 2009, the leverage ratio was 1.27 times and the minimum fixed charge coverage ratio was 1.46 times. Collateral availability under the line at October 31, 2009, was approximately $4.1 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
     Non-U.S. Receivables Revolving Credit Facility: The Company has a credit facility with Regions which allows for borrowings of up to $1.75 million with an interest rate based on LIBOR plus 3.0 percent. Pursuant to the terms of the non-U.S. receivables revolving credit facility, under no circumstances shall the rate be less than 3.5 percent per annum. The facility is charged an administrative fee of 1.0 percent. There were no borrowings under this facility at October 31, 2009. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. This credit facility has no financial covenants and was amended on November 30, 2009, to extend the termination date through November 30, 2010. Collateral availability under the line was approximately $700,000 at October 31, 2009.
     Equipment Line of Credit: Under this amended credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. The borrowings as of October 31, 2009, were $263,000. The equipment line of credit was amended on November 30, 2009, to extend the maturity date to November 30, 2010.
     Long-term debt as of October 31, 2009, and July 31, 2009, consisted of the following:

	October 31,	July 31,
	2009	2009
Note payable to bank, due in monthly installments of $41,022 beginning August 2008 plus interest at a rate of 5.0 percent, remaining balance due July 31, 2011, collateralized by substantially all assets of the Company	$861	$984
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.0 percent, remaining balance of $1,439,136, including contractual interest payments, due December 2011, collateralized by the Malis® trademark	1,337	1,475
Settlement obligation to Iridex Corporation, due in annual installments of $800,000 which includes interest at an imputed rate of 8.0 percent, remaining balance of $2,400,000 including the effects of imputing interest, due April 15, 2012	2,062	2,062

	4,260	4,521
Less current maturities	1,864	1,856

Long-term portion	$2,396	$2,665

Note 7. Commitments and Contingencies
     On August 1, 2007, the Company entered into a three-year employment agreement with its Executive Vice President and Chief Financial Officer, Ms. Boone. In the event she is terminated without cause, or if she resigns for good reason, she shall be entitled to her base salary and health care benefits for fifteen additional months.
     On July 31, 2008, the Company’s Board of Directors formally accepted the resignation of Gregg Scheller who was the Company’s President, CEO and Chairman of the Board. The Company believes the non-compete covenant contained in the Mr. Scheller’s employment agreement survives until July 31, 2010.
     Effective January 29, 2009, the Company’s Board of Directors appointed David M. Hable to serve as President and CEO. Also on that date, the Company entered into a change in control agreement with Mr. Hable. On December 9, 2009, the Company entered into a change in control agreement with each of its Chief Operating Officer (“COO”) and CSO, which agreements were contemplated in conjunction with the Company’s annual review of compensation and therefore were made effective with other compensation changes as of August, 1, 2009. The change in control agreements with the CEO, COO and CSO each provide that if employment is terminated within one year following a change in control for cause or disability (as each term is defined in the change in control agreement), as a result of the officer’s death, or by the officer other than as an involuntary termination (as defined in the change in control agreement), the Company shall pay the officer all compensation earned or accrued through his employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which he is entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).
     If the officer’s employment is terminated within one year following a change in control without cause and for any reason other than death or disability, including an involuntary termination, and provided the officer enters into a separation agreement within 30 days of his employment termination, he shall receive the following (“Ordinary Severance”): (i) all Standard Compensation Due and any amount payable as of the termination date under the Company’s objectives-based incentive plan, the sum of which shall be paid in a lump sum immediately upon such termination; and (ii) an amount equal to one times his annual base salary at the rate in effect immediately prior to the change in control, to be paid in 12 equal monthly installments beginning in the month following his employment termination. Furthermore, all of the officer’s awards of shares or options shall immediately vest and be exercisable for one year after the date of his employment termination.
     In addition, Mr. Hable’s change in control agreement includes an Early Severance payment in lieu of Ordinary Severance under the following condition. If, before he completes one year of service, Mr. Hable’s employment is terminated within one year following a change of control without cause and for any reason other than death and disability, including an involuntary termination, and provided he enters into a separation agreement within 30 days of his employment termination, he shall receive the following in a lump sum: (i) Standard Compensation due; (ii) a amount equal to one-half times his annual base salary at the rate in effect immediately prior to the change of control; and (iii) as compensation for certain lost benefits, an amount equal to 10% of his base salary at the rate in effect immediately prior to the change in control (“Early Severance”). If such termination occurs during the period that is 6 to 12 months after Mr. Hable’s start date (as defined in the change in control agreement), he shall receive in a lump sum the Early Severance and an additional amount equal to the sum of one-twelfth times his base salary for each month of employment completed between 7 and 12 months after his start date.
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
Note 8. Enterprise-wide Information
     The following tables present the entity-wide disclosures for net sales:

	Three Months Ended
	October 31,	October 29,
	2009	2008
Product Line:
Ophthalmic	$7,522	$7,384
Neurosurgery	2,900	2,953
Marketing partners (Codman, Stryker Corporation and Iridex Corporation)	1,690	1,782
Other (ENT and Dental)	34	127

Total	$12,146	$12,246

Region Specific:
Domestic	$8,489	$8,746
International	3,657	3,500

Total	$12,146	$12,246

     Revenues are attributed to countries based upon the location of end-user customers or distributors.
Note 9. Recent Accounting Pronouncements
     In June 2009, the FASB issued an accounting standard limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sales accounting for certain asset transfers, is removed by this standard. The new standard is effective for the Company beginning August 1, 2010 and early application is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of this standard on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued an accounting standard which amends the accounting for variable interest entities (“VIEs”) and changes the process as to how an enterprise determines which party consolidates a VIE. This also defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of this accounting standard, the reporting enterprise must reconsider its conclusions on whether an entity should be consolidated, and should a change result, the effect on its net assets will be recorded as a cumulative effect adjustment to retained earnings. This accounting standard will be effective for the Company beginning August 1, 2010 and early application is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of this standard on our consolidated financial position, results of operations or cash flows.
     In October 2009, the FASB issued an accounting standard requiring an entity to allocate revenue arrangement consideration at the inception of a multiple-deliverable revenue arrangement to all of its deliverables based on their relative selling prices. This accounting is effective for revenue arrangements entered into or materially modified by the Company beginning August 1, 2011 with early adoption permitted. We have not completed our evaluation of the potential impact, if any, of the adoption of this standard on our consolidated financial position, results of operations or cash flows.
     In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and nonsoftware components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard is effective for revenue arrangements entered into or materially modified by the Company beginning August 1, 2011 with early adoption permitted. We have not completed our evaluation of the potential impact, if any, of the adoption of this standard on our consolidated financial position, results of operations or cash flows.
     We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended July 31, 2009.
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
Overview
     Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a leading supplier of precision microsurgery instrumentation. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, hand-held instruments and the microscopic delivery of laser energy, ultrasound, electrosurgery, aspiration, illumination and irrigation, often delivered in multiple combinations. Enterprise-wide information is included in Note 8 to the unaudited condensed consolidated financial statements.
     The Company is a Delaware corporation incorporated on June 2, 2005, in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”). Synergetics was founded in 1991. Valley Forge was incorporated in 1980 and became a publicly-held company in November 1989. Prior to the merger of Synergetics and Valley Forge, Valley Forge’s common stock was listed on The NASDAQ Small Cap Market (now known as The NASDAQ Capital Market) and the Boston Stock Exchange under the ticker symbol “VLFG.” On September 21, 2005, Synergetics Acquisition Corporation, a wholly-owned Missouri subsidiary of Valley Forge, merged with and into Synergetics, and Synergetics thereby became a wholly-owned subsidiary of Valley Forge. On September 22, 2005, Valley Forge reincorporated from a Pennsylvania corporation to a Delaware corporation and changed its name to Synergetics USA, Inc. Upon consummation of the merger, the Company’s securities began trading on The NASDAQ Capital Market under the ticker symbol “SURG,” and its shares were voluntarily delisted from the Boston Stock Exchange.
Summary of Financial Information
     The following tables present net sales by category and our results of operations (dollars in thousands):
NET SALES BY CATEGORY

	Three Months Ended
	October 31, 2009	Mix	October 29, 2008	Mix
Ophthalmic	$7,522	61.9%	$7,384	60.3%
Neurosurgery	2,900	23.9%	2,953	24.1%
Marketing Partners (1)	1,690	13.9%	1,782	14.6%
Other	34	0.3%	127	1.0%

Total	$12,146		$12,246

     Information with respect to the breakdown of revenue for the geographical areas is included in Note 8 to the condensed consolidated financial statements.
RESULTS OF OPERATIONS

	Three Months Ended
			Increase
	October 31, 2009	October 29, 2008	(Decrease)
Net Sales	$12,146	$12,246	(0.8%)
Gross Profit	6,819	7,080	(3.7%)
Gross Profit Margin %	56.1%	57.8%	(2.9%)
Commercial Expenses
Sales and Marketing	3,259	3,244	0.5%
General and Administrative	2,019	2,021	(0.1%)
Research and Development	600	652	(8.0%)
Operating Income	941	1,163	(19.1%)
Operating Margin	7.7%	9.5%	(18.9%)
EBITDA (2)	1,449	1,634	(11.3%)
Net Income	$542	$661	(18.0%)
Earnings per share	0.02	0.03	(33.3%)
Return on equity (2)	1.4%	1.8%	(22.2%)
Return on assets (2)	1.2%	1.4%	(14.3%)

(1)	Sales from our marketing partners are primarily neurosurgery and pain control revenues.

(2)	EBITDA, return on equity and return on assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as income before interest expense, income taxes, depreciation and amortization. Return on equity is defined as net income divided by average equity. Return on assets is defined as net income plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

	October 31, 2009	October 29, 2008
Net income	$542	$661
Interest	168	181
Income taxes	259	326
Depreciation	257	243
Amortization	223	223

EBITDA	$1,449	$1,634

Net income	$542	$661
Average Equity:
October 31, 2009	38,746
July 31, 2009	38,130
October 29, 2008		37,068
July 31, 2008		36,357
Average Equity	38,438	36,713
Return on Equity	1.4%	1.8%

Net income	$542	$661
Interest	168	181
Net income + interest expense	710	842
Average Assets:
October 31, 2009	56,737
July 31, 2009	58,080
October 29, 2008		59,124
July 31, 2008		58,396
Average Assets	57,409	58,760
Return on Assets	1.2%	1.4%
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
     Revenues from our ophthalmic products constituted 61.9 percent and 56.6 percent of our total revenues for the three months ended October 31, 2009, and for fiscal year ended July 31, 2009, respectively. Revenues from our neurosurgical products represented 23.9 percent and 26.4 percent for the three months ended October 31, 2009, and for the fiscal year ended July 31, 2009, respectively. Revenues from our marketing partners represented 13.9 percent and 16.1 percent of our total revenues for the three months ended October 31, 2009, and for the fiscal year ended July 31, 2009, respectively. In addition, other revenue was 0.3 percent of our total revenues for the three months ended October 31, 2009, and 0.9 percent of our total revenues for the fiscal year ended July 31, 2009.
     International revenues of $3.7 million constituted 30.1 percent of our total revenues for the three months ended October 31, 2009, as compared to 31.9 percent as of the fiscal year ended July 31, 2009. We expect that the relative revenue contribution of our international sales will continue to rise for the remainder of fiscal 2010 and fiscal 2011 as a result of our continued efforts to expand our international distribution and direct sales force.
Recent Developments
     On November 10, 2009, the Company announced that it had signed a definitive agreement with Stryker Corporation (“Stryker”) in conjunction with the planned acquisition by Stryker of certain assets from Mutoh Co., Ltd. and its affiliates (“Mutoh”) used to produce the Sonopet Ultrasonic Aspirator control consoles and handpieces (currently marketed under the Omni® brand by Synergetics in the U.S., Canada and several other countries). The agreement provides for Synergetics to do the following: sell to Stryker certain assets associated with the marketing and sales of the Mutoh console and handpiece products; supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the Sonopet/Omni® ultrasonic aspirator console and handpieces; and pursue certain development projects for new products associated with Stryker’s intraoperative ultrasound products. The closings of the transactions are subject to certain agreed conditions.
     On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman & Shurtleff, Inc. (“Codman”). Under the terms of the revised agreement, Codman will have the exclusive right to market and distribute the Company’s branded disposable bipolar forceps produced by Synergetics.
     On November 30, 2009, the Company amended its Revolving Credit Facility, its Non-U.S. Receivables Revolving Credit Facility and its Equipment Line of Credit. The maturity date of the facilities were all extended to November 30, 2010.
     On December 9, 2009, the Company entered into Change in Control agreements with its Chief Operating Officer and its Chief Scientific Officer, effective as of August 1, 2009.
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
     The strategy can be divided and summarized as described below.
     Improve Profitability and Cash Efficiency through:
     Manufacturing Efficiencies
Lean Manufacturing — The Company continues to implement lean manufacturing in its production facilities one product line value stream at a time. During the fiscal year ended July 31, 2009, four product families were converted to the lean manufacturing methodology, with the realization of cost savings. During the three months ended October 31, 2009, two additional product families are in the process of being converted to this methodology. We plan to continue to implement lean manufacturing techniques in all disposable product lines during the fiscal year ending July 31, 2010.

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
Supply Chain Management — During the fiscal year 2009, the Company implemented Material Requirements Planning (“MRP”) in planning and controlling its production processes. The implementation of MRP helped reduce days in inventory on hand from 272 days at October 29, 2008, to 233 days at July 31, 2009, to 229 days at October 31, 2009.
Human Resource Rationalization — Starting with a hiring freeze in January 2009, the Company redeployed certain human resources and reduced the number of employees and temporary workers by 10% during fiscal 2009. These changes were made possible by the introduction of manufacturing efficiencies in certain product lines, the implementation of improvements in our enterprise-wide information system, the implementation of MRP and supply chain management and related consolidations, and the shift from direct sales of certain neurosurgery products in the U.S. to the sales of these same products through marketing partners.
Cash Management — The Company is focused on its debt level and intends to continue to monitor and reduce its leverage by focusing on the reduction in days sales in accounts receivable and inventory and where appropriate, increase the days in accounts payable. During the three months ended October 31, 2009, the Company improved its leverage ratio (total debt divided by total debt plus total stockholders’ equity) to 23.2 percent from 25.7 percent at July 31, 2009.
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
New Business Development — The Company’s core assets, including a history of customer driven innovation, quality differentiated products and an extensive distribution network, make it a logical component of value-creating business combinations. We continue to evaluate such potential combinations and opportunities for potential acquisitions that can expand the Company’s product offerings.
Assess Distribution Alternatives:
The Company competes in two distinct medical device markets, ophthalmology and neurosurgery. These markets are very different in terms of the number and size of the competitors in each and the size and maturity of their respective distribution networks. The Company has been actively engaged in pursuing marketing partner opportunities versus the opportunities afforded by their distribution network. As discussed in the Recent Developments section above, the Company has signed a definitive agreement with Stryker in conjunction with the planned acquisition by Stryker of certain assets from Mutoh used to produce the Sonopet Ultrasonic Aspirator control consoles and handpieces (currently marketed under the Omni® brand by Synergetics in the U.S., Canada and several other countries). The Company will supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the Sonopet/Omni® ultrasonic aspirator console and handpieces. In addition, the Company announced the signing of an addendum to its three-year agreement with Codman for the exclusive right to market and distribute the Company’s branded disposable bipolar forceps produced by Synergetics.
Improve Sales Force Productivity:
The professionalism of the Company’s sales force is one of its true assets. Significant effort was made in the last year in aligning the incentives and promotional direction of the sales force with those of the Company’s interests as a whole. It is anticipated that this will result in enhanced productivity.
New Product Sales
     The Company’s business strategy has been, and is expected to continue to be, the development, manufacture and marketing of new technologies for microsurgery applications including the ophthalmic and neurosurgical markets. New products, which management defines as products first available for sale within the prior 24-month period, accounted for approximately 8.0 percent of total sales for the Company for the three months ended October 31, 2009, or approximately $977,000. The Company’s past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by Synergetics. In the last 24-month period, the Company has introduced 82 new items to the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.
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
Demand Trends
     Increased international sales contributed to all of the sales growth for the Company during the three months ended October 31, 2009. A recent study performed for the Company by Market Scope LLC predicts a steady growth of 3.4 percent per year in vitrectomy surgery worldwide. Neurosurgical procedures volume on a global basis continues to rise at an estimated 5.0 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in procedures volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgical market.

Pricing Trends
     Through its strategy of delivering new and higher quality technologies, the Company has generally been able to maintain the average selling prices for its products in the face of downward pressure in the healthcare industry. However, increased competition in the market for the Company’s capital equipment market segments in combination with customer budget constraints and capital scarcity has in some instances negatively impacted the Company’s selling prices on these devices.
Economic Trends
     Economic conditions may continue to negatively impact capital expenditures at the hospital or surgical center and doctor level. Further, economic conditions in the United States are negatively impacting the volume of the Company’s capital equipment sales. Therefore, the Company only experienced flat sales during the three months ended October 31, 2009, as compared to a compound annual growth rate of approximately 8.5 percent in fiscal 2009.
Results Overview
     During the fiscal quarter ended October 31, 2009, we had net sales of $12.1 million, which generated $6.8 million in gross profit, operating income of $941,000 and net income of approximately $542,000, or $0.02 earnings per share. The Company had $363,000 in cash and $11.7 million in interest-bearing debt and revenue bonds as of October 31, 2009. Management anticipates that cash flows from operations, together with available borrowings under our existing credit facilities, will be sufficient to meet working capital, capital expenditure and debt service needs for the next twelve months.
Results of Operations
Three-Month Period Ended October 31, 2009 Compared to Three-Month Period Ended October 29, 2008
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Quarter Ended
			% Increase
	October 31, 2009	October 29, 2008	(Decrease)
Ophthalmic	$7,522	$7,384	1.9%
Neurosurgery	2,900	2,953	(1.8%)
Marketing partners (Codman, Stryker and Iridex Corporation)	1,690	1,782	(5.2%)
Other	34	127	(73.2%)

Total	$12,146	$12,246	(0.8%)

     Ophthalmic sales grew 1.9 percent in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Domestic ophthalmic sales decreased 3.1 percent, while international sales increased 10.2 percent primarily due to sales of disposable products. When comparing neurosurgery, net sales during the first quarter of fiscal 2010 were 1.8 percent less than first quarter of fiscal 2009. Domestic neurosurgery sales increased 2.6 percent and international sales decreased 15.5 percent. Sales to our marketing partners of $1.7 million were 5.2% less than sales in the comparable quarter of the prior year, primarily due to lower sales of capital equipment product lines. Sales of pain control generators to Stryker during the first quarter of fiscal 2009 were higher due to Stryker’s model change completed during fiscal 2008. The sales to Stryker returned to a normal sales rate during the first quarter of fiscal 2010. Sales to Codman were down 1.9% due to reduced sales of generator disposables. The Company expects that in fiscal 2010, the VitraTM laser and Malis® electrosurgical generator sales will improve as signs of an economic turnaround are beginning to take shape and that the related disposables will continue to have a positive impact on net sales.

     The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended
			% Increase
	October 31, 2009	October 29, 2008	(Decrease)
United States (including OEM sales)	$8,489	$8,746	(2.9%)
International (including Canada)	3,657	3,500	4.5%

Total	$12,146	$12,246	(0.8%)

     Domestic sales for the first quarter of fiscal 2010 compared to the same period of fiscal 2009 decreased 2.9 percent as sales of domestic ophthalmology decreased 3.1 percent and sales to our marketing partners decreased by 5.2 percent. These domestic sales decreases were partially offset by a 2.6 percent increase in domestic neurosurgery sales. International sales grew 4.5 percent as the ophthalmology product line grew 10.2 percent partially offset by international neurosurgery sales decreasing 15.5 percent.
Gross Profit
     Gross profit as a percentage of net sales was 56.1 percent in the first quarter of fiscal 2010, compared to 57.8 percent for the same period in fiscal 2009. Gross profit as a percentage of net sales for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 decreased approximately 2 percentage points, primarily due to the change in mix toward higher international sales and reduced absorption of both labor and overhead on our capital equipment product lines.
Operating Expenses
     R&D as a percentage of net sales was 4.9 percent and 5.3 percent for the first quarter of fiscal 2010 and 2009, respectively. R&D costs decreased by $52,000 in the first quarter of fiscal 2010 compared to the same period in fiscal 2009. The Company’s pipeline included approximately 25 active projects in various stages of completion as of October 31, 2009. The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers, and reflecting the need to keep such spending in line with what the Company can afford to spend, results in an investment rate that is comparable to such spending by other medical device companies. The Company expects over the next few years to invest in R&D at a rate of approximately 4.0 to 6.0 percent.
     Sales and marketing expenses remained relatively flat at 26.8 percent of net sales, for the first fiscal quarter of 2010, compared to 26.5 percent for the first fiscal quarter of 2009. The slight increase in sales and marketing expenses as a percentage of net sales was primarily due to sales decreasing 0.8 percent.
     General and administrative expenses remained relatively flat during the first fiscal quarter of 2010 and as a percentage of net sales were 16.6 percent for the first fiscal quarter of 2010 as compared to 16.5 percent for the first fiscal quarter ended October 29, 2009.
Other Expenses
     Other expenses for the first quarter of fiscal 2010 decreased 20.5 percent to $140,000 from $176,000 for the first quarter of fiscal 2009. The decrease was due primarily to a lower interest rate, as well as a reduced average balance on the Company’s working capital line of credit borrowings.
Operating Income, Income Taxes and Net Income
     Operating income for the first quarter of fiscal 2010 was $941,000, as compared to operating income of $1.2 million in the comparable 2009 fiscal period. The decrease in operating income was primarily the result of 0.8 percent less net sales and $161,000 more cost of sales, partially offset by $52,000 less R&D costs.

     The Company recorded a $259,000 provision on pre-tax income of $801,000, a 32.3 percent tax provision, in the quarter ended October 31, 2009. In the quarter ended October 29, 2008, the Company recorded a $326,000 tax provision on pre-tax income of $987,000, a 33.0 percent tax provision.
     Net income decreased by $119,000 to $542,000 for the first quarter of fiscal 2010, from $661,000 for the same period in fiscal 2009. Basic and diluted earnings per share for the first quarter of fiscal 2010 decreased to $0.02 from $0.03 for the first quarter of fiscal 2009. Basic weighted-average shares outstanding increased from 24,440,861 at October 29, 2008, to 24,458,089 at October 31, 2009.
Liquidity and Capital Resources
     The Company had approximately $363,000 in cash and $11.7 million in interest-bearing debt and revenue bonds as of October 31, 2009.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At October 31, 2009, the Company had an average of 55 days of sales outstanding (“DSO”) utilizing the trailing twelve months’ sales for the period ending October 31, 2009. The 55 days of sales outstanding at October 31, 2009, was 8 days favorable to July 31, 2009, and 6 days favorable to October 29, 2008, utilizing the trailing twelve months of sales. The collection time for non-U.S. receivables is generally longer than comparable U.S. receivables, and as such, the increase in non-U.S. sales to 30.1 percent is unfavorably impacting the DSO calculation.
     At October 31, 2009, the Company had 229 days of cost of sales in inventory on hand utilizing the trailing twelve months’ cost of sales for the period ending October 31, 2009. The 229 days of cost of sales in inventory was favorable to July 31, 2009, by 4 days and 43 days favorable to October 29, 2008, utilizing the trailing twelve months of cost of sales. Although management believes that meeting customer expectations regarding delivery times is important to its overall growth strategy, inventory reduction continues to be a focus of the Company and its newly installed MRP system will continue to aid in meeting that goal during fiscal 2010.
     Cash flows provided by operating activities were $1.6 million for the three months ended October 31, 2009, compared to cash flows used in operating activities of approximately $736,000 for the comparable fiscal 2009 period. The increase of $2.3 million was attributable to net increases applicable to deferred income taxes, net receivables, inventories, prepaid expenses and income taxes payable of $3.0 million, offset in part by net decreases applicable to net income, gain on sale of assets, accounts payable and accrued expenses and other of $651,000.
     Cash flows used in investing activities was $223,000 for the three months ended October 31, 2009, compared to cash used in investing activities of $189,000 for the comparable fiscal 2009 period. During the three months ended October 31, 2009, cash additions to property and equipment were $198,000, compared to $127,000 for the first three months of fiscal 2009. During the three months ended October 31, 2009, cash additions to patents and other intangibles were $40,000, compared to $62,000 for the first three months of fiscal 2009.
     Cash flows used in financing activities were $1.2 million for the three months ended October 31, 2009, compared to cash provided by financing activities of $871,000 for the three months ended October 29, 2008. The decrease of $2.0 million was attributable primarily to a decrease in the balance of net borrowings on the line of credit of $2.4 million, offset in part by an increase in excess of outstanding checks over the bank balance of $354,000.
     The Company had the following committed financing arrangements as of October 31, 2009:
     Revolving Credit Facility: The Company has a credit facility with Regions Bank (“Regions”) which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of

October 31, 2009, interest under the facility is charged at 2.24 percent. The unused portion of the facility is charged at a rate of 0.20 percent. Borrowings under this facility at October 31, 2009, were $3.6 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2009, to extend the termination date through November 30, 2010.
     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 31, 2009, the Company’s leverage ratio was 1.27 times and the minimum fixed charge coverage ratio was 1.46 times. Collateral availability under the line as of October 31, 2009, was approximately $4.1 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
     Non-U.S. Receivables Revolving Credit Facility: The Company has a credit facility with Regions which allows for borrowings of up to $1.75 million with an interest rate based on LIBOR plus 3.0 percent. Pursuant to the terms of the non-U.S. receivables revolving credit facility, under no circumstances shall the rate be less than 3.5 percent per annum. The facility is charged an administrative fee of 1.0 percent. There were no borrowings under this facility at October 31, 2009. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. This credit facility has no financial covenants and was amended on November 30, 2009, to extend the termination date through November 30, 2010. Collateral availability under the line was approximately $700,000 at October 31, 2009.
     Equipment Line of Credit: Under this amended credit facility, the Company may borrow up to $1.0 million, with interest now being one-month LIBOR plus 3.0 percent. Under no circumstances shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. The borrowings under this facility as of October 31, 2009, were $263,000. The equipment line of credit was amended on November 30, 2009, to extend the maturity date to November 30, 2010.
     Management believes that cash flows from operations, together with available borrowings under its new credit facilities, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months.
Critical Accounting Policies
     The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2009. In the first three months of fiscal 2009, there were no changes to the significant accounting policies except for the implementation of the new accounting pronouncements as discussed in Note 2.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     The Company has two revolving credit facilities and an equipment line of credit facility in place. The primary revolving credit facility had an outstanding balance of $3.6 million at October 31, 2009, bearing interest at a current rate of LIBOR plus 2.0 percent. The non-U.S. revolving credit facility had no outstanding balance at October 31, 2009. Balances on this credit facility bear interest at one-month LIBOR plus 3.0 percent. The equipment line of credit facility had an outstanding balance of $263,000 at October 31, 2009, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $76,000. The Company does not perform any interest rate hedging activities related to these three facilities.
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

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2009. Based on such review and evaluation, our principal executive officer and chief financial officer have concluded that, as of October 31, 2009, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     During the first fiscal quarter ended October 31, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1 — Legal Proceedings
     On April 17, 2008, the Company filed a lawsuit in the United States District Court for the Southern District of New York against Swiss-based Alcon, Inc. and its primary operating subsidiary in the U.S., Alcon Laboratories, Inc. (collectively “Alcon”). This suit is captioned Synergetics USA, Inc. v. Alcon Laboratories, Inc. and Alcon, Inc., Case No. 08-CIV-003669. The Company’s attorneys in this matter have agreed to represent the Company on a contingency-fee basis. In the complaint, the Company alleges that Alcon has used its monopoly power in the market for vitrectomy machines to control its customers’ purchasing decisions in favor of Alcon’s surgical illumination sources and associated accessories by, for example, tying sales of its light pipes to sales of its patented fluid collection cassettes, which are required for each vitreoretinal surgery using Alcon’s market-dominant vitrectomy machine. The complaint describes further anti-competitive behaviors, which include commercial disparagement of the Company’s products; payment of grant monies to surgeons, hospitals and clinics in order to influence purchasing decisions; the maintenance of a large surgeon advisory board, whose members receive benefits far beyond their advisory contributions and are required to buy Alcon’s products; predatory pricing; an unlawful rebate program; and a threat to further lock out the Company from an associated market unless granted a license to use some of our key patented technologies. The Company requested both monetary damages and injunctive relief. On June 23, 2008, Alcon filed a pleading responsive to the complaint, denying all counts and asserting affirmative defenses. On June 4, 2009, the Court ruled in the Company’s favor, denying a motion by Alcon to dismiss the complaint. The Court ruled that the Company’s allegations present a legitimate legal claim for which damages may be awarded. At present, deadlines for pre-trial activities in this suit related to the Company’s claims are scheduled through January 2010.
     In its pleading on June 23, 2008, Alcon also made counterclaims in which it alleged that the Company misappropriated trade secrets from Infinitech, Inc., a company acquired by Alcon in 1998. On July 9, 2009, the Court issued a judgment in the Company’s favor, ruling that the counterclaims are barred by the statute of limitations and cannot be the basis for a remedy.
     On October 9, 2008, Alcon Research, Ltd. (“Alcon Research”) filed a lawsuit against the Company and Synergetics in the Northern District of Texas, Case No. 4-08CV-609-Y, alleging infringement of

United States Patent No. 5,603,710, as such patent is amended by the Re-examination Certificate issued July 19, 2005. On March 20, 2009, Alcon Research amended its complaint to add claims further alleging infringement of United States Patent No. 5,318,560 and infringement of and unfair competition with respect to three Alcon-owned trademarks, namely Alcon®, Accurus® and Greishaber®. Alcon Research has requested enhanced damages based on an allegation of willful infringement, and has requested an injunction to stop the alleged acts of infringement. On April 6, 2009, the Company answered the amended complaint with a general denial of the claims, as well as affirmative defenses and a request for the Court to make declarations of non-infringement with respect to the patents and trademarks at issue. Based on a belief that the patents at issue are not valid, the Company requested that the United States Patent and Trademark Office (“PTO”) re-examine both patents and moved the Court for a stay of all proceedings during re-examination. On September 18, 2009, the Court granted the Company’s motion and stayed all proceedings in the lawsuit in their entirety until such time as both of the patents at issue have completed re-examination. The Court ruled that the stay would not prejudice or be a tactical disadvantage for Alcon Research and that the stay may allow the re-examination to simplify or eliminate many of the issues in question. On November 2, 2009, the court denied Alcon Research’s Motion for Reconsideration of the ordered stay, leaving the case administratively closed until the conclusion of the re-examination proceedings. The Company believes it has meritorious defenses to all claims made by Alcon Research, such that no liability will arise in this case, though the amount of any monetary damages that may be awarded is wholly indeterminable at this time. The Company is currently awaiting the PTO re-examination results.
     In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of October 31, 2009, the Company has no litigation reserve recorded.
Item 1A — Risk Factors
     The Company’s business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009. In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined thatthere have been no material changes to the Company’s risk factors since the date of filing the Annual Report on Form 10-K for the fiscal year ended July 31, 2009.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3 — Defaults Upon Senior Securities
None
Item 4 — Submission of Matters to a Vote of Security Holders
None
Item 5 — Other Information
     There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

Item 6 — Exhibits

Exhibit No.	Description

10.1	Change in Control Agreement between Synergetics USA, Inc. and David M. Hable.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SYNERGETICS USA, INC. (Registrant)
December 15, 2009	/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

December 15, 2009	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)