Form 10-Q
period 2010-01-31
SYNERGETICS USA INC
filed 2010-03-17
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

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
(636) 939-5100
Registrant’s Telephone Number, Including Area Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of March 8, 2010 was 24,687,056 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of January 31, 2010 (Unaudited) and July 31, 2009
(Dollars in thousands, except share information)

	January 31, 2010	July 31, 2009
Assets
Current Assets
Cash and cash equivalents	$478	$160
Accounts receivable, net of allowance for doubtful accounts of $277 and $330, respectively	8,722	9,105
Inventories	14,418	15,025
Prepaid expenses	661	416
Deferred income taxes	608	654

Total current assets	24,887	25,360
Property and equipment, net	7,673	7,914
Goodwill	10,690	10,690
Other intangible assets, net	12,743	13,135
Patents, net	940	918
Cash value of life insurance	63	63

Total assets	$56,996	$58,080

Liabilities and Stockholders’ Equity
Current Liabilities
Excess of outstanding checks over bank balance	$288	$75
Lines-of-credit	3,563	5,035
Current maturities of long-term debt	1,873	1,856
Current maturities of revenue bonds payable	249	249
Accounts payable	1,746	1,822
Accrued expenses	2,451	2,874
Income taxes payable	26	37

Total current liabilities	10,196	11,948

Long-Term Liabilities
Long-term debt, less current maturities	2,124	2,665
Revenue bonds payable, less current maturities	3,301	3,414
Deferred income taxes	1,667	1,923

Total long-term liabilities	7,092	8,002

Total liabilities	17,288	19,950

Commitments and contingencies (Note 7)

Stockholders’ Equity
Common stock at January 31, 2010 and July 31, 2009, $0.001 par value, 50,000,000 shares authorized; 24,687,056 and 24,454,256 shares issued and outstanding, respectively	25	24
Additional paid-in capital	24,678	24,520
Retained earnings	15,005	13,586

Total stockholders’ equity	39,708	38,130

Total liabilities and stockholders’ equity	$56,996	$58,080

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
Three and Six Months Ended January 31, 2010 and February 3, 2009
(Dollars in thousands, except per share information)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2010	February 3, 2009	January 31, 2010	February 3, 2009
Net sales	$13,014	$13,652	$25,160	$25,898
Cost of sales	5,688	5,811	11,015	10,977

Gross profit	7,326	7,841	14,145	14,921

Operating expenses
Research and development	731	854	1,331	1,506
Sales and marketing expenses	3,045	3,940	6,304	7,183
General and administrative	2,045	2,140	4,064	4,162

	5,821	6,934	11,699	12,851

Operating income	1,505	907	2,446	2,070

Other income (expense)
Interest income	2	—	2	2
Interest expense	(131)	(221)	(299)	(403)
Miscellaneous	—	(5)	28	(1)

	(129)	(226)	(269)	(402)

Income before provision for income taxes	1,376	681	2,177	1,668
Provision for income taxes	499	292	758	617

Net income	$877	$389	$1,419	$1,051

Earnings per share:
Basic	$0.04	$0.02	$0.06	$0.04

Diluted	$0.04	$0.02	$0.06	$0.04

Basic weighted-average common shares outstanding	24,584,393	24,451,904	24,521,241	24,446,561

Diluted weighted-average common shares outstanding	24,614,628	24,459,568	24,554,522	24,457,399

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended January 31, 2010 and February 3, 2009
(Dollars in thousands)

	Six Months Ended	Six Months Ended
	January 31, 2010	February 3, 2009
Cash Flows from Operating Activities
Net income	$1,419	$1,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	967	887
Provision for doubtful accounts receivable	(53)	5
Stock-based compensation	147	128
Deferred income taxes	(210)	(202)
(Gain) on sales of property and equipment	(15)	—
Change in assets and liabilities
(Increase) decrease in:
Accounts receivable	436	161
Income taxes receivable	—	(290)
Inventories	607	(2,202)
Prepaid expenses	(245)	(345)
(Decrease) increase in:
Accounts payable	(76)	(499)
Accrued expenses	(423)	(18)
Income taxes payable	(11)	(1,071)

Net cash provided by (used in) operating activities	2,543	(2,395)

Cash Flows from Investing Activities
Proceeds from the sale of property and equipment	15	—
Purchase of property and equipment	(281)	(425)
Acquisition of patents and other intangibles	(75)	(56)

Net cash used in investing activities	(341)	(481)

Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	213	—
Net borrowings (repayments) on lines-of-credit	(1,472)	3,357
Principal payments on long-term debt	(246)	(246)
Principal payments on revenue bonds payable	(113)	(124)
Payments on debt incurred for acquisition of trademark	(278)	(262)
Proceeds from stock options exercises	12	—

Net cash (used in) provided by financing activities	(1,884)	2,725

Net increase (decrease) in cash and cash equivalents	318	(151)
Cash and cash equivalents
Beginning	160	500

Ending	$478	$349

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
     Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods in fiscal 2010, the Company now uses a calendar month reporting cycle. Formerly, in fiscal 2009, the Company used a 21 business day per month reporting cycle. As such, the information presented in this Form 10-Q is for the three and six month periods ended November 1, 2009 through January 31, 2010 and August 1, 2009, through January 31, 2010, respectively, and from October 29, 2008 through February 3, 2009 and August 1, 2008, through February 3, 2009, respectively. As such, the three month period in fiscal 2010 contains 61 business days and the six month period in fiscal 2010 contains 125 business days, while the three month period in fiscal 2009 contains 63 business days and the six month period in fiscal 2009 contains 126 business days. The additional business day(s) included in operations for the periods ended February 3, 2009 did not have a material impact on the results of the operations for the periods then ended.
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2009, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 28, 2009 (the “Annual Report”).
Note 2. Summary of Significant Accounting Policies
     Reclassifications: Certain reclassifications have been made to the prior year’s quarterly and annual financial statements to conform with the current quarter’s presentation. Operating income and net income were not affected.
     The Company’s significant accounting policies are disclosed in the Annual Report. In the first six months of fiscal 2010, no significant accounting policies were changed other than the implementation of the new accounting pronouncements described below.

     In June 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB. The ASC reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. All existing accounting standards documents are superseded as described in Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. All of the contents of the ASC carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identified and ranked the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP. Also included in the ASC are rules and interpretive releases of the Securities and Exchange Commission (“SEC”), under authority of federal securities laws that are also sources of authoritative U.S. GAAP for SEC registrants. The ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the ASC as of August 1, 2009, had no impact on our financial statements other than changing the way specific accounting standards are referenced in our financial statements.
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
     In December 2007, the FASB issued a new accounting and reporting standard for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and the accounting for the deconsolidation of a subsidiary. The standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest, and the standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. In addition, the standard also includes expanded disclosures requiring the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; and changes in the parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The adoption of this standard on August 1, 2009, had no impact on our financial statements.
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
     Subsequent events: The Company has evaluated subsequent events through the date of issuance of the financial statements.
Note 3. Marketing Partner Agreements
     The Company sells a portion of its electrosurgical generators and accessories to a U.S. based national and international marketing partner as described below.
Codman & Shurtleff, Inc. (“Codman”)
     In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 25 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson. On April 2, 2009, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories effective as of January 1, 2009. In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. Both agreements expire on December 31, 2011.
     On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman. Under the terms of the revised agreement, Codman will have the exclusive right to market and distribute the Company’s branded disposable bipolar forceps produced by Synergetics. Codman began distribution of the disposable bipolar forceps on December 1, 2009, domestically and February 1, 2010, internationally.
     Total sales to Codman and its respective percent of the Company’s net sales for the three and six month periods ended January 31, 2010, and February 3, 2009, include the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past as well as the disposable bipolar forcep sales resulting from the addendum to the existing distribution agreement were as follows (dollars in thousands):

	Three months		Six months
	ended January 31,	Three months ended	ended January	Six months ended
	2010	February 3, 2009	31, 2010	February 3, 2009
Net Sales	$1,588	$1,439	$2,473	$2,341
Percent of net sales	12.2%	10.5%	9.8%	9.0%
     No other Company customer comprises more than 10 percent of the Company’s sales for the six month period ended January 31, 2010.

Note 4. Stock-Based Compensation
Stock Option Plans
     The following table provides information about stock-based awards outstanding at January 31, 2010:

	Six Months Ended January 31, 2010
		Weighted-
		Average	Weighted-
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding, beginning of period	527,735	$2.10	$1.74
For the period from August 1, 2009 through January 31, 2010:
Granted	127,500	1.37	1.10
Forfeited	14,770	0.94	0.78
Exercised	13,770	0.87	0.72

Options outstanding, end of period	626,695	$2.01	$1.65

Options exercisable, end of period	454,184	$2.28	$1.89

During the second quarter of fiscal 2010 there were 40,000 options granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service. Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed, or re-elected to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. The Company recorded $4,000 of compensation expense for the six months ended January 31, 2010 with respect to these options.
During the second quarter of fiscal 2010 there were 35,000 options granted to the Chief Executive Officer (“CEO”), and 17,500 options granted to each of the Chief Operations Officer (“COO”), the Chief Scientific Officer (“CSO”) and the Chief Financial Officer (“CFO”). The options granted to the officers of the Company were granted in conjunction with the Company’s annual review of compensation as of August 1, 2009 and vest pro-ratably on a quarterly basis over the next five years of service. The Company recorded $2,000 of compensation expense for the six months ended January 31, 2010 with respect to these options.
The fair values of all options granted during the second fiscal quarter were determined at the date of the grant using a Black-Sholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	2.35%
Expected average life (in years)	10
Expected volatility	77.8%
Expected dividend yield	0.0%
The expected average risk-free rate is based on the 10 year U.S. treasury yield curve in December of 2009. The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to vesting schedules, historical exercises and forfeiture patterns. Expected volatility is based on historical volatilities of Synergetics USA, Inc.’s common stock. The expected dividend yield is based on historical information and management’s plan.

The Company recorded additional compensation expense of $17,700 for options granted in prior periods for the six months ended January 31, 2010. The Company expects to issue new shares as options are exercised. As of January 31, 2010, the future compensation cost expected to be recognized for outstanding stock options is approximately $40,000 for the remainder of fiscal 2010, $50,000 in fiscal 2011, $22,000 in fiscal 2012, $19,000 in fiscal 2013, $19,000 in fiscal 2014 and $8,000 in fiscal 2015.
Restricted Stock Plans
Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), our common stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five-year vesting period or at the end of the fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. The shares granted of 164,207 during the fiscal 2nd quarter of 2010 represent shares to management personnel for their performance during calendar year 2009. As of January 31, 2010, there was approximately $404,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. The cost is expected to be recognized over a weighted-average period of five years. The following table provides information about restricted stock grants during the three-month period ended January 31, 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of July 31, 2009	112,076	$3.13
Granted	164,207	$1.37
Forfeited	—	$—

Balance as of January 31, 2010	276,283	$2.08

Note 5. Fair Value Information
     Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.
     The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. No impairment indicators existed as of January 31, 2010.
     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of the Company’s notes and revenue bonds payable and long-term debt is estimated to approximate fair value because the variable interest rates or the fixed interest rates are based on estimated current rates offered to the Company for debt with similar terms and maturities.
Note 6. Supplemental Balance Sheet Information
Inventories

	January 31, 2010	July 31, 2009
Raw material and component parts	$5,815	$6,058
Work-in-progress	2,564	2,723
Finished goods	6,039	6,244

	$14,418	$15,025

Property and equipment

	January 31, 2010	July 31, 2009
Land	$730	$730
Building and improvements	5,906	5,782
Machinery and equipment	5,414	5,363
Furniture and fixtures	736	720
Software	363	336
Construction in process	79	166

	13,228	13,097
Less accumulated depreciation	5,555	5,183

	$7,673	$7,914

Other intangible assets
     Information regarding the Company’s other intangible assets is as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
	January 31, 2010

Proprietary know-how	$4,057	$1,421	$2,636
Trademark	5,923	—	5,923
Licensing agreements	5,834	1,650	4,184
Patents	1,410	470	940

	$17,224	$3,541	$13,683

	July 31, 2009

Proprietary know-how	$4,057	$1,295	$2,762
Trademark	5,923	—	5,923
Licensing agreements	5,834	1,384	4,450
Patents	1,335	417	918

	$17,149	$3,096	$14,053

     Goodwill of $10,690,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction with Valley Forge completed on September 21, 2005. Proprietary know-how consists of the patented technology which is included in one of the Company’s core products, bipolar electrosurgical generators. As the proprietary technology is a distinguishing feature of the Company’s products, it represents a valuable intangible asset.
     The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended January 31, 2010.
     Estimated amortization expense on other intangibles for the remaining six months of the fiscal year ending July 31, 2010, and the next four years thereafter is as follows:

Periods Ending July 31:	Amount

Fiscal Year 2010 (remaining 6 months)	$399
Fiscal Year 2011	629
Fiscal Year 2012	575
Fiscal Year 2013	573
Fiscal Year 2014	573
Amortization expense for the three and six months ended January 31, 2010, was $222,000 and $445,000 respectively.

Pledged assets; short and long-term debt (excluding revenue bonds payable)
     Short-term debt as of January 31, 2010, and July 31, 2009, consisted of the following:
          Revolving Credit Facility: The Company has a credit facility with Regions Bank (“Regions”), which allows for borrowings of up to $9.5 million (collateral available on January 31, 2010 permits borrowings up to $8.0 million) with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon our leverage ratio. As of January 31, 2010, interest under the facility was charged at 2.23 percent. The unused portion of the facility is charged at a rate of 0.20 percent. Borrowings under this facility at January 31, 2010, were $3.6 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2009, to extend the termination date through November 30, 2010.
          The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of January 31, 2010, the leverage ratio was 1.13 times and the minimum fixed charge coverage ratio was 1.99 times. Collateral availability under the line at January 31, 2010, was approximately $4.4 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
          Non-U.S. Receivables Revolving Credit Facility: The Company has a non-U.S. receivables revolving credit facility with Regions which allows for borrowings of up to $1.75 million with an interest rate based on LIBOR plus 3.0 percent. Pursuant to the terms of this facility, under no circumstance shall the rate be less than 3.5 percent per annum. The facility is charged an administrative fee of 1.0 percent. There were no borrowings under this facility at January 31, 2010. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. This credit facility has no financial covenants and was amended on November 30, 2009, to extend the termination date through November 30, 2010. Collateral availability under the facility was approximately $1.1 million at January 31, 2010.
          Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest currently at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this line as of January 31, 2010. The equipment line of credit was amended on November 30, 2009, to extend the maturity date to November 30, 2010.
          Long-term debt as of January 31, 2010, and July 31, 2009, consisted of the following:

	January 31,	July 31,
	2010	2009
Note payable to bank, due in monthly installments of $41,022 beginning August 2008 plus interest at a rate of 5.0 percent, remaining balance due July 31, 2011, collateralized by substantially all assets of the Company	$738	$984
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.0 percent, remaining balance of $1,279,232, including contractual interest payments, due December 2011, collateralized by the Malis® trademark	1,197	1,475
Settlement obligation to Iridex Corporation, due in annual installments of $800,000 which includes interest at an imputed rate of 8.0 percent, remaining balance of $2,400,000 including the effects of imputing interest, due April 15, 2012	2,062	2,062

	3,997	4,521
Less current maturities	1,873	1,856

Long-term portion	$2,124	$2,665

Note 7. Commitments and Contingencies
     On August 1, 2007, the Company entered into a three-year employment agreement with its Executive Vice President and CFO, Pamela Boone. In the event she is terminated without cause, or if she resigns for good reason, she shall be entitled to her base salary and health care benefits for fifteen additional months.
     On July 31, 2008, the Company’s Board of Directors formally accepted the resignation of Gregg Scheller who was the Company’s President, CEO and Chairman of the Board. The Company believes the non-compete covenant contained in Mr. Scheller’s employment agreement survives until July 31, 2010.
     Effective January 29, 2009, the Company’s Board of Directors appointed David M. Hable to serve as President and CEO. Also on that date, the Company entered into a change in control agreement with Mr. Hable. On December 9, 2009, the Company entered into a change in control agreement with each of its COO and CSO, which agreements were contemplated in conjunction with the Company’s annual review of compensation and therefore were made effective with other compensation changes as of August 1, 2009. The change in control agreements with the CEO, COO and CSO each provide that if employment is terminated within one year following a change in control for cause or disability (as each term is defined in the change in control agreement), as a result of the officers’ death, or by the officer other than as an involuntary termination (as defined in the change in control agreement), the Company shall pay the officer all compensation earned or accrued through his employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which he is entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).
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

Note 8. Enterprise-wide Information
     The following tables present the Company’s entity-wide disclosures for net sales:

	Three Months Ended		Six Months Ended
	January 31,	February 3,	January 31,	February 3,
	2010	2009	2010	2009
Product Line:
Ophthalmic	$7,801	$7,466	$15,323	$14,850
Neurosurgery	2,829	3,816	5,729	6,769
Marketing partners (Codman, Stryker Corporation and Iridex Corporation)	2,353	2,263	4,043	4,045
Other (ENT and Dental)	31	107	65	234

Total	$13,014	$13,652	$25,160	$25,898

Region Specific:
Domestic	$8,751	$9,195	$17,240	$17,941
International	4,263	4,457	7,920	7,957

Total	$13,014	$13,652	$25,160	$25,898

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
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820 Fair Value Measurements and Disclosures. This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurement on a gross basis, fair value information by class of assets and liabilities and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The effective date is the second quarter of fiscal 2011 except for the roll forward reconciliations, which are required in the first quarter of fiscal 2012. The Company does not believe the adoption of this ASU will have a material effect on its consolidated financial statements.
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
     The Company is a Delaware corporation incorporated on June 2, 2005, in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”). Synergetics was founded in 1991. Valley Forge was incorporated in 1980 and became a publicly-held company in November 1989. Prior to the merger of Synergetics and Valley Forge, Valley Forge’s common stock was listed on The NASDAQ Small Cap Market (now known as The NASDAQ Capital Market) and the Boston Stock Exchange under the ticker symbol “VLFG.” On September 21, 2005, Synergetics Acquisition Corporation, a wholly-owned Missouri subsidiary of Valley Forge, merged with and into Synergetics, and Synergetics thereby became a wholly-owned subsidiary of Valley Forge. On September 22, 2005, Valley Forge reincorporated from a Pennsylvania corporation to a Delaware corporation and changed its name to “Synergetics USA, Inc.” Upon consummation of the merger, the Company’s securities began trading on The NASDAQ Capital Market under the ticker symbol “SURG,” and its shares were voluntarily delisted from the Boston Stock Exchange.
Summary of Financial Information
     The following tables present net sales by category and our results of operations (dollars in thousands):
NET SALES BY CATEGORY

	Three Months Ended
	January 31, 2010	Mix	February 3, 2009	Mix
Ophthalmic	$7,801	60.0%	$7,466	54.7%
Neurosurgery	2,829	21.7%	3,816	27.9%
Marketing Partners (1)	2,353	18.1%	2,263	16.6%
Other	31	0.2%	107	0.8%

Total	$13,014		$13,652

	Six Months Ended
	January 31, 2010	Mix	February 3, 2009	Mix
Ophthalmic	$15,323	60.9%	$14,850	57.4%
Neurosurgery	5,729	22.8%	6,769	26.1%
Marketing Partners (1)	4,043	16.1%	4,045	15.6%
Other	65	0.2%	234	0.9%

Total	$25,160		$25,898

     Information with respect to the breakdown of revenue by geographical region is included in Note 8 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

	Three Months Ended
			Increase
	January 31, 2010	February 3, 2009	(Decrease)
Net Sales	$13,014	$13,652	(4.7%)
Gross Profit	7,326	7,841	(6.6%)
Gross Profit Margin %	56.3%	57.4%	(1.9%)
Commercial Expenses
Sales and Marketing	3,045	3,940	(22.7%)
General and Administrative	2,045	2,140	(4.4%)
Research and Development	731	854	(14.4%)
Operating Income	1,505	907	65.9%
Operating Margin	11.6%	6.6%	75.8%
EBITDA (2)	1,992	1,323	50.6%
Net Income	$877	$389	125.4%
Earnings per share	$0.04	$0.02	100.0%
Return on equity (2)	2.2%	1.0%	120.0%
Return on assets (2)	1.8%	1.0%	80.0%

	Six Months Ended
			Increase
	January 31, 2010	February 3, 2009	(Decrease)
Net Sales	$25,160	$25,898	(2.8%)
Gross Profit	14,145	14,921	(5.2%)
Gross Profit Margin %	56.2%	57.6%	(2.4%)
Commercial Expenses
Sales and Marketing	6,304	7,183	(12.2%)
General and Administrative	4,064	4,162	(2.4%)
Research and Development	1,331	1,506	(11.6%)
Operating Income	2,446	2,070	18.2%
Operating Margin	9.7%	8.0%	21.3%
EBITDA (2)	3,441	2,956	16.4%
Net Income	$1,419	$1,051	35.0%
Earnings per share	$0.06	$0.04	50.0%
Return on equity (2)	3.7%	2.8%	32.1%
Return on assets (2)	3.0%	2.4%	25.0%

(1)	Sales from our marketing partners are primarily neurosurgery and pain control revenues.

(2)	EBITDA, return on equity and return on assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as income before net interest expense, income taxes, depreciation and amortization. Return on equity is defined as net income divided by average equity. Return on assets is defined as net income plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

	Three Months Ended		Six Months Ended
	January 31, 2010	February 3, 2009	January 31, 2010	February 3, 2009
Net income	$877	$389	$1,419	$1,051
Interest, net	129	221	297	401
Income taxes	499	292	758	617
Depreciation and	487	421	967	887
Amortization
EBITDA	$1,992	$1,323	$3,441	$2,956

	Three Months Ended		Six Months Ended
	January 31, 2010	February 3, 2009	January 31, 2010	February 3, 2009
Net income	$877	$389	$1,419	$1,051
Average Equity:
January 31, 2010	$39,708		$39,708
October 31, 2009	$38,746		$38,746
July 31, 2009			$38,130
February 3, 2009		37,536		37,536
October 29, 2008		37,068		37,068
July 31, 2008				36,357
Average Equity	$39,227	37,302	$38,861	36,987
Return on Equity	2.2%	1.0%	3.7%	2.8%

Net income	$877	$389	$1,419	$1,051
Interest	129	221	297	401
Net income + interest expense	$1,006	$610	$1,716	$1,452
Average Assets:
January 31, 2010	$56,996		$56,996
October 31, 2009	$56,737		$56,737
July 31, 2009			$58,080
February 3, 2009		60,544		60,544
October 29, 2008		59,124		59,124
July 31, 2008				58,396
Average Assets	$56,867	59,834	$57,271	59,355
Return on Assets	1.8%	1.0%	3.0%	2.4%
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
     These non-GAAP measures are presented to enhance an understanding of our operating results and are not intended to represent cash flow or results of operations. The use of these non-GAAP measures provides an indication of our ability to service debt and measure operating performance. We believe these non-GAAP measures are useful in evaluating our operating performance compared to other companies in our industry, and are beneficial to investors, potential investors and other key stakeholders, including creditors who use this measure in their evaluation of our performance.
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
Results Overview
     Revenues from our ophthalmic products constituted 60.9 percent and 56.6 percent of our total revenues for the six months ended January 31, 2010, and for the fiscal year ended July 31, 2009, respectively. Revenues from our neurosurgical products represented 22.8 percent and 26.4 percent for the six months ended January 31, 2010, and for the fiscal year ended July 31, 2009, respectively. Revenues from our marketing partners represented 16.1 percent of our total revenues for both the six months ended January 31, 2010, and for the fiscal year ended July 31, 2009. In addition, other revenue was 0.2 percent of our total revenues for the three months ended January 31, 2010, and 0.9 percent of our total revenues for the fiscal year ended July 31, 2009.
     International revenues of $7.9 million constituted 31.5 percent of our total revenues for the six months ended January 31, 2010, as compared to 31.9 percent as of the fiscal year ended July 31, 2009. We expect that the relative revenue contribution of our international sales will continue to rise for the remainder of fiscal 2010 and fiscal 2011 as a result of our continued efforts to expand our international distribution and direct sales force.
Recent Developments
     On November 10, 2009, the Company announced that it had signed a definitive agreement with Stryker Corporation (“Stryker”) in conjunction with the planned acquisition (the “Acquisition”) by Stryker of certain assets from Mutoh Co., Ltd. and its affiliates (“Mutoh”) used to produce the Sonopet Ultrasonic Aspirator control consoles and handpieces (currently marketed under the Omni® brand by Synergetics in the U.S., Canada and several other countries). As reported in our press release and our first quarter Form 10-Q, the agreement provides for Synergetics to do the following: sell to Stryker certain assets associated with the marketing and sales of the Mutoh console and handpiece products; supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the Sonopet/Omni® ultrasonic aspirator console and handpieces; and pursue certain development projects for new products associated with Stryker’s intraoperative ultrasound products. The closings of these transactions are subject to certain conditions.
     On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman & Shurtleff, Inc. (“Codman”). Under the terms of the revised agreement, Codman will have the exclusive right to market and distribute the Company’s branded disposable bipolar forceps produced by Synergetics.
     Codman began the domestic distribution of the disposable bipolar forceps on December 1, 2009 and the international distribution on February 1, 2010. The Codman relationship has been proceeding well and is meeting the Company’s expectations for volumes and sales.
     It is anticipated that once these two new marketing partner relationships have transitioned and the Company has experienced a full twelve months of sales to Stryker and Codman, sales and gross profit margin may decrease. However, contribution margin including the elimination of commercial expenses associated with the distribution of these products is anticipated to increase significantly.
     On March 17, 2010, the Company announced the introduction of its first line of fully disposable, hand-held instrument for retinal surgery. The launch occurred at Vail Vitrectomy 2010, a surgical meeting held on March 13-17, 2010. Synergetics’ unique design of the PinnacleTM 360 product includes an actuation grip that allows the surgeon to approach the retina from any angle. The handle provides the abilty to change the tip’s position relative to the retina without performing an awkward maneuver or repositioning the instrument. The handle has the same tactile response from any location on its grip. Its reduced actuation pressure minimizes hand fatigue and its design fits and feels like an extention of the surgeon’s hand.
Our Business Strategy
     The Company’s key strategy is to enhance shareholder value through profitable revenue growth in ophthalmology and neurosurgery markets through the identification and development of reusable and disposable instrumentation in conjunction with leading surgeons and marketing partners and to build out a strong operational infrastructure and financial foundation within which prudently financed growth opportunities can be realized and implemented. At the same time, we will strive to maintain vigilance and sensitivity to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest.

Improve Profitability and Cash Efficiency through:
Manufacturing Efficiencies
Lean Manufacturing — The Company continues to implement lean manufacturing in its production facilities. During the fiscal year ended July 31, 2009, four product families were converted to the lean manufacturing methodology, with the realization of cost savings. As of January 31, 2010, five product families have been converted to this methodology. We plan to continue to implement lean manufacturing techniques in all disposable product lines during the fiscal year ending July 31, 2010.
Plastic Molding — The Company’s most recent acquisition, Medimold, is producing plastic components which were previously supplied by outside vendors. In addition to lower costs for certain parts, we continue to convert select high volume plastic machined parts and metal machined parts to lower cost injection molded, plastic parts. Our annual savings from the continued introduction of new parts to this process is projected to be over $258,000 for fiscal year 2010.
Supply Chain Management — During the fiscal year 2009, the Company implemented Material Requirements Planning (“MRP”) in planning and controlling its production processes. The implementation of MRP helped reduce days in inventory on hand from 275 days at February 3, 2009, to 233 days at July 31, 2009, to 223 days at January 31, 2010.
Human Resource Rationalization — Starting with a hiring freeze in January 2009, the Company redeployed certain human resources and reduced the number of employees and temporary workers by 10% during fiscal 2009. These changes were made possible by the introduction of manufacturing efficiencies in certain product lines, the implementation of improvements in our enterprise-wide information system, the implementation of MRP and supply chain management and related consolidations, and the shift from direct sales of certain neurosurgery products in the U.S. to the sales of these same products through marketing partners. The hiring freeze has continued to this day and certain positions are only added based upon a resource need or when a position has been eliminated. At January 31, 2010, our head count was 377 as compared to February 3, 2009 when it was 453, a decrease of approximately 17 percent.
Cash Management — The Company is focused on its debt level and intends to continue to monitor and reduce its leverage by focusing on the reduction in days sales in accounts receivable and inventory and where appropriate, increase the days in accounts payable. The Company paid down over $1.5 million in debt during the six months ended January 31, 2010, increased its cash position and improved cash flow generated by operations from a negative $2.4 million to a positive $2.5 million as compared to the prior year. During the six months ended January 31, 2010, the Company improved its leverage ratio (total debt divided by total debt plus total stockholders’ equity) to 21.9 percent from 25.7 percent at July 31, 2009.
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
New Business Development — The Company’s core assets, including a history of customer driven innovation, quality differentiated products and an extensive distribution network, make it a logical component of value-creating business combinations. We continue to evaluate such potential opportunities that can expand the Company’s product offerings.

Assess Distribution Alternatives:
The Company competes in two distinct medical device markets, ophthalmology and neurosurgery. These markets are very different in terms of the number and size of the competitors in each and the size and maturity of their respective distribution networks. The Company has been actively engaged in pursuing marketing partner opportunities versus the opportunities afforded by its distribution network. As discussed in the Recent Developments section above, the Company has signed a definitive agreement with Stryker in conjunction with the planned acquisition by Stryker of certain assets from Mutoh used to produce the Sonopet Ultrasonic Aspirator control consoles and handpieces (currently marketed under the Omni® brand by Synergetics in the U.S., Canada and several other countries). The Company will supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the Sonopet/Omni® ultrasonic aspirator console and handpieces. In addition, the Company announced the signing of an addendum to its three-year agreement with Codman for the exclusive right to market and distribute the Company’s branded disposable bipolar forceps produced by Synergetics.
Improve Sales Force Productivity:
The professionalism and the productivity of the Company’s sales force is one of its true assets. Significant effort was made in the last year aligning the incentives and promotional direction of the sales force with those of the Company’s interests as a whole. It is anticipated that this change will result in enhanced productivity.
Key Trends
New Product Sales
     The Company’s business strategy has been, and is expected to continue to be, the development, manufacture and marketing of new technologies for microsurgery applications including the ophthalmic and neurosurgical markets. New products, which management defines as products first available for sale within the prior 24-month period, accounted for approximately 8.0 percent of total sales for the Company for the six months ended January 31, 2010, or approximately $2.0 million through six months ended January 31, 2010. The Company’s past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by Synergetics. In the last 24-month period, the Company has added 84 new line items comprising 3 significant new product categories in both the ophthalmic and neurosurgery markets. We expect adoption rates for the Company’s new products in the future to have a similar effect on its operating performance.
Demand Trends
     International sales remained relatively flat while domestic sales declined by 3.9 percent contributing to a majority of the sales decline for the Company during the six months ended January 31, 2010. The decrease in neurosurgery sales is due to Omni® generators and handpieces being on backorder from the manufacturer during the quarter.
     A recent study performed by Market Scope LLC predicts a steady growth of 3.4 percent per year in vitrectomy surgery worldwide. Neurosurgical procedures volume on a global basis continues to rise at an estimated 5.0 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support growth in procedures volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgical market.
Pricing Trends
     Through its strategy of delivering new and higher quality technologies, the Company has generally been able to maintain the average selling prices for its products in the face of downward pressure in the healthcare industry. However, low cost providers of disposable products and increased competition in the market for the Company’s capital equipment market segments, in combination with customer budget constraints and capital scarcity, has in some instances negatively impacted the Company’s selling prices on these devices. The Company has no major domestic group purchasing agreements.
Economic Trends
     Economic conditions may continue to negatively impact capital expenditures at the hospital or surgical center and doctor level. Further, global economic conditions are negatively impacting the volume of the Company’s capital equipment sales.
Results Overview
     During the fiscal quarter ended January 31, 2010, we had net sales of $13.0 million, which generated $7.3 million in gross profit, operating income of $1.5 million and net income of approximately $877,000, or $0.04 earnings per share. The Company had $478,000 in cash and $11.1 million in interest-bearing debt and revenue bonds as of January 31, 2010. Management anticipates that cash flows from operations, together with available borrowings under our existing credit facilities, will be sufficient to meet working capital, capital expenditure and debt service needs for the next twelve months.
Results of Operations
Three-Month Period Ended January 31, 2010 Compared to Three-Month Period Ended February 3, 2009
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Quarter Ended
			% Increase
	January 31, 2010	February 3, 2009	(Decrease)
Ophthalmic	$7,801	$7,466	4.5%
Neurosurgery	2,829	3,816	(25.9%)
Marketing partners (Codman, Stryker and Iridex Corporation)	2,353	2,263	4.0%
Other	31	107	(71.0%)

Total	$13,014	$13,652	(4.7%)

     Ophthalmic sales grew 4.5 percent in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Domestic ophthalmic sales increased 0.7 percent, while international sales increased 10.1 percent primarily due to sales of disposable products. When comparing neurosurgery, net sales during the first quarter of fiscal 2010 were 25.9 percent less than second quarter of fiscal 2009 primarily due to approximately $900,000 of Omni® generators and handpieces being on backorder from the manufacturer during the quarter. Domestic neurosurgery sales decreased 20.9 percent and international sales decreased 33.9 percent. Sales to our marketing partners of $2.4 million were 4.0 percent more than sales in the comparable quarter of the prior year, primarily due to higher sales of disposable product lines and royalty payments. The Company expects that in fiscal 2010, the PhotonTM, the Optiflex® Surgical Assistant and Malis® electrosurgical generator sales will improve as signs of an economic turnaround begin to take shape and that the related disposables will continue to have a positive impact on net sales.

     The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended
			% Increase
	January 31, 2010	February 3, 2009	(Decrease)
United States (including OEM sales)	$8,751	$9,195	(4.8%)
International (including Canada)	4,263	4,457	(4.3%)

Total	$13,014	$13,652	(4.7%)

     Domestic sales for the second quarter of fiscal 2010 compared to the same period of fiscal 2009 decreased 4.8 percent as sales of domestic neurosurgery decreased 20.9 percent. This domestic sales decrease was partially offset by a 0.7 percent increase in domestic ophthalmology sales and a 4.0 percent increase in sales to our marketing partners. International sales decreased 4.3 percent as the ophthalmology product line grew 10.1 percent partially offset by international neurosurgery sales decreasing 33.9 percent.
Gross Profit
     Gross profit as a percentage of net sales was 56.3 percent in the second quarter of fiscal 2010, compared to 57.4 percent for the same period in fiscal 2009. Gross profit as a percentage of net sales for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 decreased approximately 1 percentage point, primarily due to the change in mix toward higher international sales and reduced absorption of both labor and overhead on our capital equipment product lines.
Operating Expenses
     R&D as a percentage of net sales was 5.6 percent and 6.3 percent for the second quarter of fiscal 2010 and 2009, respectively. R&D costs decreased by $123,000 in the second quarter of fiscal 2010 compared to the same period in fiscal 2009. The Company’s pipeline included approximately 22 active projects in various stages of completion as of January 31, 2010. The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its customers, and reflecting the need to keep such spending in line with what the Company can afford to spend, results in an investment rate that the Company believes is comparable to such spending by other medical device companies. The Company expects over the next few years to invest in R&D at a rate of approximately 4.0 to 6.0 percent of net sales.
     Sales and marketing expenses decreased by approximately $895,000 to $3.0 million, or 23.4 percent of net sales, for the second fiscal quarter of 2010, compared to $3.9 million, or 28.9 percent of net sales for the second fiscal quarter of 2009. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to sales decreasing 4.7 percent and elimination of our neurosurgery sales force as of July 31, 2009.
     General and administrative expenses decreased $95,000 to $2.0 million, or 15.7 percent of net sales, for the second fiscal quarter of 2010, compared to $2.1 million, or 15.7 percent of net sales for the second fiscal quarter of 2009.
Other Expenses
     Other expenses for the second quarter of fiscal 2010 decreased 42.9 percent to $129,000 from $226,000 for the second quarter of fiscal 2009. The decrease was due primarily to a lower interest rate, as well as a reduced average balance on the Company’s working capital line of credit borrowings.
Operating Income, Income Taxes and Net Income
     Operating income for the second quarter of fiscal 2010 was $1.5 million, as compared to operating income of $907,000 in the comparable 2009 fiscal period. The increase in operating income was primarily the result of 4.7 percent less net sales and $123,000 less cost of sales, offset by $123,000 less R&D costs, $895,000 less sales and marketing expenses and $95,000 less general and administrative expenses.
     The Company recorded a $499,000 provision on pre-tax income of $1.4 million, a 36.2 percent tax provision, in the quarter ended January 31, 2010. In the quarter ended February 3, 2009, the Company recorded a $292,000 tax provision on pre-tax income of $681,000, a 42.9 percent tax provision.
     Net income increased by $488,000 to $877,000 for the second quarter of fiscal 2010, from $389,000 for the same period in fiscal 2009. Basic and diluted earnings per share for the second quarter of fiscal 2010 increased to $0.04 from $0.02 for the second quarter of fiscal 2009. Basic weighted-average shares outstanding increased from 24,451,904 at February 3, 2009, to 24,584,393 at January 31, 2010.
Six-Month Period Ended January 31, 2010 Compared to Six-Month Period Ended February 3, 2009
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Six Months Ended
			% Increase
	January 31, 2010	February 3, 2009	(Decrease)
Ophthalmic	$15,323	$14,850	3.2%
Neurosurgery	5,729	6,769	(15.4%)
Marketing partners (Codman, Stryker and Iridex Corporation)	4,043	4,045	0.0%
Other	65	234	(72.2%)

Total	$25,160	$25,898	(2.8%)

     Ophthalmic sales grew 3.2 percent in the first six months of fiscal 2010 compared to the same period of fiscal 2009. Domestic ophthalmic sales decreased 1.3 percent, while international sales increased 10.2 percent primarily due to sales of disposable products. When comparing neurosurgery, net sales during the first six months of fiscal 2010 were 15.4 percent less than the first six months of fiscal 2009. Domestic neurosurgery sales decreased 9.5 percent and international sales decreased 27.8 percent primarily due to approximately $900,000 of Omni® generators and handpieces being on backorder from the manufacturer during the quarter. Sales to our marketing partners of $4.0 million were basically flat with sales in the comparable six months of the prior year. The Company expects that in fiscal 2010, the PhotonTM, the Optiflex® Surgical Assistant and Malis® electrosurgical generator sales will improve as signs of an economic turnaround begin to take shape and that the related disposables will continue to have a positive impact on net sales.
     The following table presents domestic and international net sales (dollars in thousands):

	Six Months Ended
			% Increase
	January 31, 2010	February 3, 2009	(Decrease)
United States (including OEM sales)	$17,240	$17,941	(3.9%)
International (including Canada)	7,920	7,957	(0.5%)

Total	$25,160	$25,898	(2.8%)

     Domestic sales for the first six months of fiscal 2010 compared to the same period of fiscal 2009 decreased 3.9 percent as sales of domestic neurosurgery decreased 9.5 percent, sales of domestic ophthalmology decreased 1.3 percent and sales to our marketing partners remained flat. International sales were basically flat as the neurosurgery product line fell 27.8 percent mostly offset by the ophthalmology product line growth of 10.2 percent.

Gross Profit
     Gross profit as a percentage of net sales was 56.2 percent in the first six months of fiscal 2010, compared to 57.6 percent for the same period in fiscal 2009. Gross profit as a percentage of net sales for the first six months of fiscal 2010 compared to the first six months of fiscal 2009 decreased approximately 1 percentage point, primarily due to the change in mix toward higher international sales and reduced absorption of both labor and overhead on our capital equipment product lines.
Operating Expenses
     R&D as a percentage of net sales was 5.3 percent and 5.8 percent for the first six months of fiscal 2010 and 2009, respectively. R&D costs decreased by $175,000 in the second quarter of fiscal 2010 compared to the same period in fiscal 2009. The Company’s pipeline included approximately 22 active projects in various stages of completion as of January 31, 2010. The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers, and reflecting the need to keep such spending in line with what the Company can afford to spend, results in an investment rate that the Company believes is comparable to such spending by other medical device companies. The Company expects over the next few years to invest in R&D at a rate of approximately 4.0 to 6.0 percent of net sales.
     Sales and marketing expenses decreased by approximately $879,000 to $6.3 million, or 25.1 percent of net sales, for the first six months of fiscal 2010, compared to $7.2 million, or 27.7 percent for the first six months of fiscal 2009. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to sales decreasing 2.8 percent and elimination of our neurosurgery sales force as of July 31, 2009.
     General and administrative expenses decreased $98,000 to $4.1 million, or 16.2 percent of net sales, for the first six months of 2010, compared to $4.2 million, or 16.1 percent of net sales for the first six months of fiscal 2009.
Other Expenses
     Other expenses for the first quarter of fiscal 2010 decreased 33.1 percent to $269,000 from $402,000 for the first six months of fiscal 2009. The decrease was due primarily to a lower interest rate, as well as a reduced average balance on the Company’s working capital line of credit borrowings.
Operating Income, Income Taxes and Net Income
     Operating income for the first six months of fiscal 2010 was $2.4 million, as compared to operating income of $2.1 million in the comparable 2009 fiscal period. The increase in operating income was primarily the result of 2.8 percent less net sales and $38,000 more cost of sales, offset by $175,000 less R&D costs, $879,000 less sales and marketing expenses and $98,000 less general and administrative expenses.
     The Company recorded a $758,000 provision on pre-tax income of $2.2 million, a 34.8 percent tax provision, in the first six months of fiscal 2010. In the first six months of fiscal 2009, the Company recorded a $617,000 tax provision on pre-tax income of $1.7 million, a 37.0 percent tax provision.
     Net income increased by $368,000 to $1.4 million for the first six months of fiscal 2010, from $1.1 million for the same period in fiscal 2009. Basic and diluted earnings per share for the first six months of fiscal 2010 increased to $0.06 from $0.04 for the first six months of fiscal 2009. Basic weighted-average shares outstanding increased from 24,446,561 at February 3, 2009, to 24,521,241 at January 31, 2010.

Liquidity and Capital Resources
     The Company had approximately $478,000 in cash and $11.1 million in interest-bearing debt and revenue bonds as of January 31, 2010.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At January 31, 2010, the Company had an average of 61 days of sales outstanding (“DSO”) utilizing the trailing twelve months’ sales for the period ending January 31, 2010. The 61 days of sales outstanding at January 31, 2010, was 2 days favorable to July 31, 2009, and 4 days unfavorable to February 3, 2009, utilizing the trailing twelve months of sales. The collection time for non-U.S. receivables is generally longer than comparable U.S. receivables, and as such, the increase in non-U.S. sales to 31.5 percent during the six months ended January 31, 2010 from 30.7 percent in the six months ended February 3, 2009 is unfavorably impacting the DSO calculation.
     At January 31, 2010, the Company had 223 days of cost of sales in inventory on hand utilizing the trailing twelve months’ cost of sales for the period ending January 31, 2010. The trailing twelve months’ cost of sales included an $826,000 inventory write-off. The 223 days of cost of sales in inventory was favorable to July 31, 2009, by 10 days and 52 days favorable to February 3, 2009, utilizing the trailing twelve months of cost of sales. Although management believes that meeting customer expectations regarding delivery times is important to its overall growth strategy, inventory reduction continues to be a focus of the Company and management believes its newly installed MRP system will continue to aid in meeting that goal during fiscal 2010.
     Cash flows provided by operating activities were $2.5 million for the six months ended January 31, 2010, compared to cash flows used in operating activities of approximately $2.4 for the comparable fiscal 2009 period. The increase of $4.9 million was primarily attributable to net increases applicable to inventories, income taxes payable and other balance sheet and income statement items. These increases totaled $5.4 million, offset in part by net decreases applicable primarily to accrued expenses of $486,000.
     Cash flows used in investing activities was $341,000 for the six months ended January 31, 2010, compared to cash used in investing activities of $481,000 for the comparable fiscal 2009 period. During the six months ended January 31, 2010, cash additions to property and equipment were $281,000, compared to $425,000 for the first six months of fiscal 2009. During the six months ended January 31, 2010, cash additions to patents and other intangibles were $75,000, compared to $56,000 for the first six months of fiscal 2009.
     Cash flows used in financing activities were $1.9 million for the six months ended January 31, 2010, compared to cash provided by financing activities of $2.7 million for the six months ended February 3, 2009. The decrease of $4.6 million was attributable primarily to a decrease in the balance of net borrowings on the line of credit of $4.8 million, offset in part by an increase in excess of outstanding checks over the bank balance of $213,000.
   The Company had the following committed financing arrangements as of January 31, 2010:
     Revolving Credit Facility: The Company has a credit facility with Regions Bank (“Regions”) which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of January 31, 2010, interest under the facility was charged at 2.23 percent. The unused portion of the facility is charged at a rate of 0.20 percent. Borrowings under this facility at January 31, 2010, were $3.6 million. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2009, to extend the termination date through November 30, 2010.
     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of January 31, 2010, the Company’s leverage ratio was 1.13 times and the minimum fixed charge coverage ratio was 1.99 times. Collateral availability under the line as of January 31, 2010, was approximately $4.4 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
     Non-U.S. Receivables Revolving Credit Facility: The Company has a non-U.S. receivables revolving credit facility with Regions which allows for borrowings of up to $1.75 million with an interest rate based on LIBOR plus 3.0 percent. Pursuant to the terms of this facility, under no circumstance shall the rate be less than 3.5 percent per annum. The facility is charged an administrative fee of 1.0 percent. There were no borrowings under this facility at January 31, 2010. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. This credit facility has no financial covenants and was amended on November 30, 2009, to extend the termination date through November 30, 2010. Collateral availability under the facility was approximately $1.1 million at January 31, 2010.
     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest currently being one-month LIBOR plus 3.0 percent. Under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of January 31, 2010. The equipment line of credit was amended on November 30, 2009, to extend the maturity date to November 30, 2010.
     Management believes that cash flows from operations, together with available borrowings under its new credit facilities, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months.
Critical Accounting Policies
     The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2009. In the first six months of fiscal 2010, there were no changes to the significant accounting policies except for the implementation of the new accounting pronouncements as discussed in Note 2.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     The Company has two revolving credit facilities and an equipment line of credit facility in place. The primary revolving credit facility had an outstanding balance of $3.6 million at January 31, 2010, bearing interest at a current rate of LIBOR plus 2.0 percent. The non-U.S. revolving credit facility had no outstanding balance at January 31, 2010. Balances on this credit facility currently bear interest at one-month LIBOR plus 3.0 percent. The equipment line of credit facility had no outstanding balance at January 31, 2010, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Assuming the current levels of borrowings at variable rates and a two-percentage-point increase in the average interest rate on these borrowings, it is estimated that our interest expense would have increased by approximately $72,000. The Company does not perform any interest rate hedging activities related to these three facilities.
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

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2010. Based on such review and evaluation, our principal executive officer and chief financial officer have concluded that, as of January 31, 2010, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     During the second fiscal quarter ended January 31, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1 — Legal Proceedings
     On April 17, 2008, the Company filed a lawsuit in the United States District Court for the Southern District of New York against Swiss-based Alcon, Inc. and its primary operating subsidiary in the U.S., Alcon Laboratories, Inc. (collectively “Alcon”). This suit is captioned Synergetics USA, Inc. v. Alcon Laboratories, Inc. and Alcon, Inc., Case No. 08-CIV-003669. The Company’s attorneys in this matter have agreed to represent the Company on a contingency-fee basis. In the complaint, the Company alleges that Alcon has used its monopoly power in the market for vitrectomy machines to control its customers’ purchasing decisions in favor of Alcon’s surgical illumination sources and associated accessories by, for example, tying sales of its light pipes to sales of its patented fluid collection cassettes, which are required for each vitreoretinal surgery using Alcon’s market-dominant vitrectomy machine. The complaint describes further anti-competitive behaviors, which include commercial disparagement of the Company’s products; payment of grant monies to surgeons, hospitals and clinics in order to influence purchasing decisions; the maintenance of a large surgeon advisory board, whose members receive benefits far beyond their advisory contributions and are required to buy Alcon’s products; predatory pricing; an unlawful rebate program; and a threat to further lock out the Company from an associated market unless granted a license to use some of our key patented technologies. The Company requested both monetary damages and injunctive relief. On June 23, 2008, Alcon filed a pleading responsive to the complaint, denying all counts and asserting affirmative defenses. On June 4, 2009, the Court ruled in the Company’s favor, denying a motion by Alcon to dismiss the complaint. The Court ruled that the Company’s allegations present a legitimate legal claim for which damages may be awarded. In response to a joint motion by the parties for purposes of continuing settlement discussions, the Court on January 21, 2010 issued a modified scheduling order extending certain discovery deadlines and setting additional pre-trial deadlines through early 2011.
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
     In addition, from time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of January 31, 2010, the Company has no litigation reserve recorded.
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
Item 3 — Defaults Upon Senior Securities
None
Item 4 — Submission of Matters to a Vote of Security Holders
     Synergetics USA, Inc.’s annual meeting of stockholders was held on December 17, 2009. Of the 24,492,554 shares entitled to vote at such meeting in person or by proxy. At the meeting, stockholders voted on (1) the election of two directors whose terms expire at the 2012 annual meeting of the stockholders and (2) the ratification of the appointment of UHY LLP as the Company’s independent registered accounting firms for fiscal 2010.
     The stockholders elected both director nominees at the meeting, and with respect to each director, the number of shares voted for and withheld were as follows:

	Number of Shares	Number of Shares
	Voted For	Withheld
Robert Dick	18,518,781	2,691,398
Juanita Hinshaw	20,704,457	505,722
     The appointment of the Company’s independent public accounting firm, UHY LLP, was also ratified. The number of votes cast were as follows:

For	Against	Abstain
20,561,231	346,203	302,744
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

SYNERGETICS USA, INC. (Registrant)
March 17, 2010	/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

March 17, 2010	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)