Form 10-Q
period 2010-04-30
SYNERGETICS USA INC
filed 2010-06-14
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010

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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of June 8, 2010 was 24,767,519 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of April 30, 2010 (Unaudited) and July 31, 2009
(Dollars in thousands, except share information)

	April 30, 2010	July 31, 2009
Assets
Current Assets
Cash and cash equivalents	$17,458	$160
Accounts receivable, net of allowance for doubtful accounts of $266 and $330, respectively	11,216	9,105
Inventories	13,176	15,025
Prepaid expenses	610	416
Deferred income taxes	646	654

Total current assets	43,106	25,360
Property and equipment, net	7,709	7,914
Goodwill	10,690	10,690
Other intangible assets, net	12,548	13,135
Patents, net	969	918
Cash value of life insurance	63	63

Total assets	$75,085	$58,080

Liabilities and Stockholders’ Equity
Current Liabilities
Excess of outstanding checks over bank balance	$—	$75
Lines-of-credit	—	5,035
Current maturities of long-term debt	1,389	1,856
Current maturities of revenue bonds payable	249	249
Accounts payable	1,849	1,822
Accrued expenses	2,006	2,874
Income taxes payable	1,655	37
Deferred revenue	400	—

Total current liabilities	7,548	11,948

Long-Term Liabilities
Long-term debt, less current maturities	1,092	2,665
Revenue bonds payable, less current maturities	3,239	3,414
Deferred revenue	18,630	—
Deferred income taxes	1,480	1,923

Total long-term liabilities	24,441	8,002

Total liabilities	31,989	19,950

Commitments and contingencies (Note 7)

Stockholders’ Equity
Common stock at April 30, 2010 and July 31, 2009, $0.001 par value, 50,000,000 shares authorized; 24,704,841 and 24,454,256 shares issued and outstanding, respectively	25	24
Additional paid-in capital	24,749	24,520
Accumulated other comprehensive income	8	—
Retained earnings	18,314	13,586

Total stockholders’ equity	43,096	38,130

Total liabilities and stockholders’ equity	$75,085	$58,080

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
Three and Nine Months Ended April 30, 2010 and May 4, 2009
(Dollars in thousands, except per share information)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2010	May 4, 2009	April 30, 2010	May 4, 2009
Net sales	$13,859	$13,161	$39,020	$39,059
Cost of sales	5,828	5,760	16,647	16,737

Gross profit	8,031	7,401	22,373	22,322

Operating expenses
Research and development	886	741	2,320	2,248
Sales and marketing expenses	2,896	3,557	9,200	10,740
General and administrative	2,204	2,224	6,286	6,385

	5,986	6,522	17,806	19,373

Operating income	2,045	879	4,567	2,949

Other income (expense)
Interest income	—	—	2	3
Interest expense	(113)	(219)	(412)	(622)
Settlement gain	2,398	—	2,398	—
Gain on sale of product line	893	—	817	—
Miscellaneous	(5)	1	23	(1)

	3,173	(218)	2,828	(620)

Income before provision for income taxes	5,218	661	7,395	2,329
Provision for income taxes	1,909	203	2,667	820

Net income	$3,309	$458	$4,728	$1,509

Earnings per share:
Basic	$0.13	$0.02	$0.19	$0.06

Diluted	$0.13	$0.02	$0.19	$0.06

Basic weighted-average common shares outstanding	24,701,260	24,470,755	24,579,928	24,454,483

Diluted weighted-average common shares outstanding	24,740,304	24,471,258	24,614,869	24,492,374

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended April 30, 2010 and May 4, 2009
(Dollars in thousands)

	Nine Months Ended	Nine Months Ended
	April 30, 2010	May 4, 2009
Cash Flows from Operating Activities
Net income	$4,728	$1,509
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,451	1,366
Provision for doubtful accounts receivable	(65)	36
Stock-based compensation	218	196
Deferred income taxes	(435)	(310)
(Gain) on sales of property and equipment	(15)	—
(Gain) on sale of product line	(817)	—
Change in assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,963)	58
Income taxes receivable	—	(75)
Inventories	1,388	(1,761)
Prepaid expenses	(194)	(245)
(Decrease) increase in:
Accounts payable	27	(1,173)
Accrued expenses	(979)	(552)
Income taxes payable	1,618	(1,071)
Deferred revenue	19,030	—

Net cash provided by (used in) operating activities	23,992	(2,022)

Cash Flows from Investing Activities
Proceeds from the sale of property and equipment	15	—
Purchase of property and equipment	(594)	(560)
Acquisition of patents and other intangibles	(146)	(102)
Proceeds from sale of product line	1,336	—

Net cash provided by (used in) investing activities	611	(662)

Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	(75)	396
Net borrowings (repayments) on lines-of-credit	(5,035)	3,929
Principal payments on long-term debt	(1,620)	(956)
Principal payments on revenue bonds payable	(175)	(186)
Payments on debt incurred for acquisition of trademark	(420)	(396)
Proceeds from stock options exercises	12	—

Net cash (used in) provided by financing activities	(7,313)	2,787

Foreign exchange rate effect on cash and cash equivalents	8	—
Net increase in cash and cash equivalents	17,298	103
Cash and cash equivalents
Beginning	160	500

Ending	$17,458	$603

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
     Reporting period: The Company’s year end is July 31 of each calendar year. For interim periods in fiscal 2010, the Company now uses a calendar month reporting cycle. Formerly, in fiscal 2009, the Company used a 21 business day per month reporting cycle. As such, the information presented in this Form 10-Q is for the three and nine month periods ended February 1, 2010 through April 30, 2010 and August 1, 2009, through April 30, 2010, respectively, and from February 2, 2009 through May 4, 2009 and August 1, 2008, through May 4, 2009, respectively. As such, the three month period in fiscal 2010 contains 63 business days and the nine month period in fiscal 2010 contains 188 business days, while the three month period in fiscal 2009 contains 63 business days and the nine month period in fiscal 2009 contains 189 business days. The additional business day included in operations for the nine month period ended May 4, 2009 did not have a material impact on the results of the operations for the periods then ended.
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2009, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 28, 2009 (the “Annual Report”).
Note 2. Summary of Significant Accounting Policies
     Deferred revenue: On April 23, 2010, the Company entered into a Confidential Settlement and License Agreement with Alcon, Inc. and certain of its affiliates (“Alcon”) pursuant to which Alcon paid to the Company $32.0 million. The net proceeds were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third fiscal quarter. The remaining $19.0 million has been accounted for as an up-front license fee under the Confidential Settlement and License Agreement and will be deferred and recognized as earned over a period of up to fifteen years based upon the units shipped to Alcon under a Supply Agreement entered pursuant to the settlement.

     Reclassifications: Certain reclassifications have been made to the prior quarter’s quarterly financial statements to conform with the current quarter’s presentation which increased gross profit margin by $197,000, increased operating income by $76,000 and decreased the gain on the sale of the product line by $76,000. However, net income was not affected. In addition, certain reclassifications have been made to the prior year’s quarterly and annual financial statements to conform with the current quarter’s presentation. Operating income and net income were not affected.
     The Company’s significant accounting policies are disclosed in the Annual Report. In the first nine months of fiscal 2010, no significant accounting policies were changed other than the implementation of the new accounting pronouncements described below.
     In June 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB. The ASC reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. All existing accounting standards documents are superseded as described in Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” All of the contents of the ASC carry the same level of authority, effectively superseding SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identified and ranked the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP. Also included in the ASC are rules and interpretive releases of the SEC, under authority of federal securities laws that are also sources of authoritative U.S. GAAP for SEC registrants. The ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the ASC as of August 1, 2009, had no impact on our financial statements other than changing the way specific accounting standards are referenced in our financial statements.
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
     In May 2008, the FASB issued an accounting standard which changes the accounting treatment for convertible debt instruments which require or permit partial cash settlement upon conversion. The new standard requires issuers to separate convertible debt instruments into two components: a non-convertible bond and a conversion option. The separation of the conversion options creates an original issue discount in the bond component which is to be accreted as interest expense over the term of the instrument using the interest method, resulting in an increase to interest expense and a decrease in net income and earnings per share. The adoption of this standard did not have an impact on our condensed consolidated financial statements.
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
Note 3. Marketing Partner Agreements
     The Company sells a portion of its generators, instruments and accessories to two U.S. based national and international marketing partners as described below.
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

     On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman. Under the terms of the revised agreement, Codman has the exclusive right to market and distribute the Company’s branded disposable bipolar forceps produced by Synergetics. Codman began distribution of the disposable bipolar forceps on December 1, 2009, domestically, and February 1, 2010, internationally.
     Total sales to Codman and its respective percent of the Company’s net sales for the three and nine month periods ended April 30, 2010, and May 4, 2009, include the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement were as follows (dollars in thousands):

	Three months ended	Three months	Nine months ended	Nine months ended
	April 30, 2010	ended May 4, 2009	April 30, 2010	May 4, 2009
Net Sales	$2,304	$1,221	$4,777	$3,562
Percent of net sales	16.6%	9.3%	12.2%	9.1%
Stryker Corporation (“Stryker”)
     The Company supplies a lesion generator used for minimally invasive pain treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the Company negotiated a one-year extension to the agreement through December 31, 2010 and increased the minimum purchase obligation to 300 units per year for the remaining contract period.
     On March 31, 2010, the Company entered into an additional strategic agreement with Stryker including the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® ultrasonic aspirator product line. The gain from the sale of the Omni® product line to Stryker was $817,000 in the first nine months of fiscal 2010. The Company is in the process of completing the sale of certain inventory to Stryker and therefore, the gain is an estimate which may change as additional information becomes available upon completion of the inventory transfers. In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the ultrasonic aspirator console and handpieces and pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator products.
     Total sales to Stryker and its respective percent of the Company’s net sales for the three and nine month periods ended April 30, 2010, and May 4, 2009, include the historical sales of pain control generators, and accessories that the Company has supplied in the past as well as the disposable ultrasonic instrument tips sales and certain other consumable products resulting from the new agreements were as follows (dollars in thousands):

	Three months ended	Three months	Nine months ended	Nine months ended
	April 30, 2010	ended May 4, 2009	April 30, 2010	May 4, 2009
Net Sales	$1,640	$555	$2,898	$2,054
Percent of net sales	11.8%	4.2%	7.4%	5.3%
     No other Company customer comprises more than 10 percent of the Company’s sales for the nine month period ended April 30, 2010.

Note 4. Stock-Based Compensation
Stock Option Plans
     The following table provides information about stock-based awards outstanding at April 30, 2010:

	Nine Months Ended April 30, 2010
		Weighted-
		Average	Weighted-
		Exercise	Average
	Shares	Price	Fair Value
Options outstanding, beginning of period	527,735	$2.10	$1.74
For the period from August 1, 2009 through April 30, 2010:
Granted	127,500	1.37	1.10
Forfeited	14,770	0.94	0.78
Exercised	13,770	0.87	0.72

Options outstanding, end of period	626,695	$2.01	$1.65

Options exercisable, end of period	472,559	$2.25	$1.86

During the second quarter of fiscal 2010, there were options to purchase 40,000 shares of the Company’s Common Stock granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service. Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed, or re-elected to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. The Company recorded $15,000 of compensation expense for the nine months ended April 30, 2010 with respect to these options.
During the second quarter of fiscal 2010, there were options to purchase 35,000 shares of Common Stock granted to the Chief Executive Officer (“CEO”), and options to purchase 17,500 shares of Common Stock granted to each of the Chief Operations Officer (“COO”), the Chief Scientific Officer (“CSO”) and the Chief Financial Officer (“CFO”). The options granted to the officers of the Company were granted in conjunction with the Company’s annual review of compensation as of August 1, 2009 and vest pro-ratably on a quarterly basis over the next five years of service. The Company recorded $6,000 of compensation expense for the nine months ended April 30, 2010 with respect to these options.
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
The Company recorded additional compensation expense of $21,800 for options granted in prior periods for the nine months ended April 30, 2010. The Company expects to issue new shares as options are exercised. As of April 30, 2010, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $20,000 for the remainder of fiscal 2010, $50,000 in fiscal 2011, $22,000 in fiscal 2012, $19,000 in fiscal 2013, $19,000 in fiscal 2014 and $8,000 in fiscal 2015, not including new options to be granted in the interim period.

Restricted Stock Plans
Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), our common stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five-year vesting period or at the end of the fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. The 176,885 shares granted during the fiscal second and third quarters of 2010 represent shares to management personnel for their performance during fiscal year 2009. As of April 30, 2010, there was approximately $389,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. The cost is expected to be recognized over a weighted-average period of five years. The following table provides information about restricted stock grants during the nine-month period ended April 30, 2010:

		Weighted-Average
	Number of Shares	Grant Date Fair Value
Balance as of July 31, 2009	112,076	$3.13
Granted	176,885	$1.36
Forfeited	—	$—

Balance as of April 30, 2010	288,961	$2.05

Note 5. Fair Value Information
     Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.
     The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. No impairment indicators existed as of April 30, 2010.
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
Note 6. Supplemental Balance Sheet Information
Inventories

	April 30, 2010	July 31, 2009
Raw material and component parts	$5,761	$6,058
Work-in-progress	2,128	2,723
Finished goods	5,287	6,244

	$13,176	$15,025

Property and equipment

	April 30, 2010	July 31, 2009
Land	$730	$730
Building and improvements	5,908	5,782
Machinery and equipment	5,654	5,363
Furniture and fixtures	736	720
Software	363	336
Construction in process	135	166

	13,526	13,097
Less accumulated depreciation	5,817	5,183

	$7,709	$7,914

Other intangible assets
     Information regarding the Company’s other intangible assets is as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization	Net
	April 30, 2010
Proprietary know-how	$4,057	$1,482	$2,575
Trademark	5,923	—	5,923
Licensing agreements	5,834	1,784	4,050
Patents	1,460	491	969

	$17,274	$3,757	$13,517

	July 31, 2009
Proprietary know-how	$4,057	$1,295	$2,762
Trademark	5,923	—	5,923
Licensing agreements	5,834	1,384	4,450
Patents	1,335	417	918

	$17,149	$3,096	$14,053

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
     The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended April 30, 2010.
     Estimated amortization expense on other intangibles for the remaining nine months of the fiscal year ending July 31, 2010, and the next four years thereafter is as follows:

Periods Ending July 31:	Amount
Fiscal Year 2010 (remaining 3 months)	$225
Fiscal Year 2011	630
Fiscal Year 2012	577
Fiscal Year 2013	575
Fiscal Year 2014	575
Amortization expense for the three and nine months ended April 30, 2010, was $221,000 and $667,000 respectively.
Pledged assets; short and long-term debt (excluding revenue bonds payable)
     Short-term debt as of April 30, 2010, and July 31, 2009 is as follows:

	April 30, 2010	July 31, 2009
Revolving credit facility	$—	$4,772
Non-U.S. receivable revolving credit facility	—	—
Equipment line of credit	—	263

	$—	$5,035

     Revolving Credit Facility: The Company has a credit facility with Regions Bank (“Regions”), which allows for borrowings of up to $9.5 million (collateral available on April 30, 2010 permits borrowings up to $8.2 million) with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon our leverage ratio. As of April 30, 2010, interest under the facility was charged at 2.27 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at April 30, 2010. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2009, to extend the termination date through November 30, 2010.

     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of April 30, 2010, the leverage ratio was 1.79 times and the minimum fixed charge coverage ratio was 1.86 times. Collateral availability under the line at April 30, 2010, was approximately $8.2 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
     Non-U.S. Receivables Revolving Credit Facility: The Company has a non-U.S. receivables revolving credit facility with Regions which allows for borrowings of up to $1.75 million with an interest rate based on LIBOR plus 3.0 percent. Pursuant to the terms of this facility, under no circumstance shall the rate be less than 3.5 percent per annum. The facility is charged an administrative fee of 1.0 percent. There were no borrowings under this facility at April 30, 2010. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. This credit facility has no financial covenants and was amended on November 30, 2009, to extend the termination date through November 30, 2010. Collateral availability under the facility was approximately $1.0 million at April 30, 2010.
     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest currently at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this line as of April 30, 2010. The equipment line of credit was amended on November 30, 2009, to extend the maturity date to November 30, 2010.
     Long-term debt as of April 30, 2010, and July 31, 2009, consisted of the following:

	April 30,	July 31,
	2010	2009
Note payable to bank, due in monthly installments of $41,022 beginning August 2008 plus interest at a rate of 5.0 percent, remaining balance due July 31, 2011, collateralized by substantially all assets of the Company	$—	$984
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.0 percent, remaining balance of $1,119,328, including contractual interest payments, due December 2011, collateralized by the Malis® trademark	1,055	1,475
Settlement obligation to Iridex Corporation, due in annual installments of $800,000 which includes interest at an imputed rate of 8.0 percent, remaining balance of $1,600,000 including the effects of imputing interest, due April 15, 2012	1,426	2,062

	2,481	4,521
Less current maturities	1,389	1,856

Long-term portion	$1,092	$2,665

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
     Effective January 29, 2009, the Company’s Board of Directors appointed David M. Hable to serve as President and CEO. Also on that date, the Company entered into a change in control agreement with

Mr. Hable. On December 9, 2009, the Company entered into a change in control agreement with each of its COO and CSO, which agreements were contemplated in conjunction with the Company’s annual review of compensation; therefore, were made effective with other compensation changes as of August 1, 2009. The change in control agreements with the CEO, COO and CSO each provide that if employment is terminated within one year following a change in control for cause or disability (as each term is defined in the change in control agreement), as a result of the officers’ death, or by the officer other than as an involuntary termination (as defined in the change in control agreement), the Company shall pay the officer all compensation earned or accrued through his employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which he is entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).
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
Note 8. Enterprise-wide Information
     The following tables present the Company’s entity-wide disclosures for net sales:

	Three Months Ended		Nine Months Ended
	April 30,	May 4,	April 30,	May 4,
	2010	2009	2010	2009
Product Line:
Ophthalmic	$7,776	$7,476	$23,100	$22,326
Neurosurgery — Direct	2,038	3,588	7,767	10,357
Marketing partners (Codman and Stryker)	1,818	—	2,280	—
OEM (Codman, Stryker and Iridex Corporation)	2,195	1,957	5,776	6,003
Other (ENT and Dental)	32	140	97	373

Total	$13,859	$13,161	$39,020	$39,059

Region Specific:
Domestic	$9,408	$8,636	$26,648	$26,578
International	4,451	4,525	12,372	12,481

Total	$13,859	$13,161	$39,020	$39,059

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
     In January 2010, the FASB issued the Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.” This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurement on a gross basis, fair value information by class of assets and liabilities and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The effective date is the second quarter of fiscal 2011 except for the roll forward reconciliations, which are required in the first quarter of fiscal 2012. The Company does not believe the adoption of this ASU will have a material effect on its consolidated financial statements.
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
Overview
     Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a leading supplier of precision microsurgery instrumentation. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, hand-held instruments and the microscopic delivery of laser energy, ultrasound, electrical energy, aspiration, illumination and irrigation, often delivered in multiple combinations. Enterprise-wide information is included in Note 8 to the unaudited condensed consolidated financial statements.
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
Summary of Financial Information
     The following tables present net sales by category and our results of operations (dollars in thousands):
NET SALES BY CATEGORY

	Three Months Ended
	April 30, 2010	Mix	May 4, 2009	Mix

Ophthalmic	$7,776	56.1%	$7,476	56.8%
Neurosurgery — Direct	2,038	14.7%	3,588	27.2%
Marketing Partners (1)	1,818	13.1%	—	—
OEM (2)	2,195	15.9%	1,957	14.9%
Other	32	0.2%	140	1.1%

Total	$13,859		$13,161

(1)	Revenues from marketing partners represent sales of bipolar forceps and ultrasonic instrument tips and accessories which have been transitioned from our direct neurosurgery sales force to our marketing partners.

(2)	Revenues from OEM represent sales of generators, related accessories and certain laser probes to Stryker, Codman and Iridex.

	Nine Months Ended
	April 30, 2010	Mix	May 4, 2009	Mix

Ophthalmic	$23,100	59.2%	$22,326	57.2%
Neurosurgery — Direct	7,767	19.9%	10,357	26.5%
Marketing Partners (1)	2,280	5.8%	—	—
OEM (2)	5,776	14.8%	6,003	15.4%
Other	97	0.3%	373	0.9%

Total	$39,020		$39,059

     Information with respect to the breakdown of revenue by geographical region is included in Note 8 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

	Three Months Ended
			Increase
	April 30, 2010	May 4, 2009	(Decrease)
Net Sales	$13,859	$13,161	5.3%
Gross Profit	8,031	7,401	8.5%
Gross Profit Margin %	57.9%	56.2%	3.0%
Commercial Expenses
Sales and Marketing	2,896	3,557	(18.6%)
General and Administrative	2,204	2,224	(0.9%)
Research and Development	886	741	19.6%
Operating Income	2,045	879	132.7%
Operating Margin	14.8%	6.7%	120.9%
EBITDA (1)	5,815	1,359	327.9%
Net Income	$3,309	$458	622.5%
Earnings per share (2)	$0.13	$0.02	550.0%
Return on equity (1)	8.0%	1.2%	566.7%
Return on assets (1)	5.2%	1.1%	372.7%

	Nine Months Ended
			Increase
	April 30, 2010	May 4, 2009	(Decrease)
Net Sales	$39,020	$39,059	(0.1%)
Gross Profit	22,373	22,322	0.2%
Gross Profit Margin %	57.3%	57.1%	0.4%
Commercial Expenses
Sales and Marketing	9,200	10,740	(14.3%)
General and Administrative	6,286	6,385	(1.6%)
Research and Development	2,320	2,248	3.2%
Operating Income	4,567	2,949	54.9%
Operating Margin	11.7%	7.6%	53.9%
EBITDA (1)	9,256	4,314	114.6%
Net Income	$4,728	$1,509	213.3%
Earnings per share (2)	$0.19	$0.06	216.7%
Return on equity (1)	11.8%	4.1%	187.8%
Return on assets (1)	8.3%	3.6%	130.6%

(1)	EBITDA, return on equity and return on assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as income before net interest expense, income taxes, depreciation and amortization. Return on equity is defined as net income divided by average equity. Return on assets is defined as net income plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

(2)	Earnings per share for the third quarter and first nine months of fiscal 2010 were as follows:

	Three Months Ended	Nine Months Ended
	April 30, 2010	April 30, 2010
Earnings per share from operations	$0.05	$0.11
Earnings per share from Stryker gain	0.02	0.02
Earnings per share from Alcon settlement	0.06	0.06

	$0.13	$0.19

	Three Months Ended		Nine Months Ended
	April 30, 2010	May 4, 2009	April 30, 2010	May 4, 2009

Net income	$3,309	$458	$4,728	$1,509
Interest, net	113	219	410	619
Income taxes	1,909	203	2,667	820
Depreciation and Amortization	484	479	1,451	1,366
EBITDA	$5,815	$1,359	$9,256	$4,314

Net income	$3,309	$458	$4,728	$1,509
Average Equity:
April 30, 2010	43,096		43,096
January 31, 2010	39,708		39,708
October 31, 2009			38,746
July 31, 2009			38,130
May 4, 2009		38,062		38,062
February 3, 2009		37,536		37,536
October 29, 2008				37,068
July 31, 2008				36,357
Average Equity	41,402	37,799	39,920	37,256
Return on Equity	8.0%	1.2%	11.8%	4.1%

Net income	$3,309	$458	$4,728	$1,509
Interest	113	219	410	619
Net income + interest expense	$3,422	$677	$5,138	$2,128
Average Assets:
April 30, 2010	75,085		75,085
January 31, 2010	56,996		56,996
October 31, 2009			56,737
July 31, 2009			58,080
May 4, 2009		59,965		59,965
February 3, 2009		60,544		60,544
October 29, 2008				59,124
July 31, 2008				58,396
Average Assets	66,041	60,255	61,725	59,507
Return on Assets	5.2%	1.1%	8.3%	3.6%
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
Results Overview
     Revenues from our ophthalmic products constituted 59.2 percent and 57.2 percent of our total revenues for the nine months ended April 30, 2010, and May 4, 2009, respectively. Revenues from our neurosurgical products represented 19.9 percent and 26.5 percent for the nine months ended April 30, 2010, and May 4, 2009, respectively. Revenues from sales to our marketing partners generated under newly signed marketing agreements represented 5.8 percent of our total revenues the nine months ended April 30, 2010. Revenues from our OEM business constituted 14.8 percent and 15.4 percent of our total revenues for the nine months ended April 30, 2010, and May 4, 2009, respectively. In addition, other revenue was 0.3 percent and 0.9 percent of our total revenues for the nine months ended April 30, 2010, and May 4, 2009, respectively.
     International revenues of $12.4 million constituted 31.7 percent of our total revenues for the nine months ended April 30, 2010, as compared to 31.9 percent as of the nine months ended May 4, 2009. We expect that the relative revenue contribution of our international sales will rise for the remainder of fiscal 2010 and fiscal 2011 as a result of our continued efforts to expand our international ophthalmology distribution and direct sales force.
Recent Developments
     On November 10, 2009, the Company announced that it had signed a definitive agreement with Stryker Corporation (“Stryker”) in conjunction with the planned acquisition (the “Acquisition”) by Stryker of certain assets from Mutoh Co., Ltd. and its affiliates (“Mutoh”), used to produce the Sonopet Ultrasonic Aspirator control consoles and handpieces (previously marketed under the Omni® brand by Synergetics in the U.S., Canada and several other countries). As previously disclosed, the agreement provides for Synergetics to do the following: sell to Stryker certain assets associated with the marketing and sales of the Mutoh console and handpiece products; supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the Sonopet/Omni® ultrasonic aspirator console and handpieces; and pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator products.
     On April 1, 2010, the Company announced the closing of the definitive agreement with Stryker. The agreement included the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® product line. The gain from the sale of the Omni® product line to Stryker was $817,000 in the first nine months of fiscal 2010. The Company is in the process of completing the sale of certain inventory to Stryker and therefore, the gain is an estimate which may change as additional information becomes available upon completion of the inventory transfers.
     On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman & Shurtleff, Inc. (“Codman”). Under the terms of the revised agreement, Codman will have the exclusive right to market and distribute the Company’s branded disposable bipolar forceps.
     Codman began the domestic distribution of the disposable bipolar forceps on December 1, 2009 and the international distribution on February 1, 2010. The Codman relationship has been proceeding well and is meeting the Company’s expectations for volumes and sales.
     It is anticipated that once these two new marketing partner relationships have transitioned and the Company has experienced a full twelve months of sales to Stryker and Codman, contribution margins should increase by 50 to 90%, including the elimination of commercial expenses associated with the distribution of these products. However, sales and gross profit may decrease.

     On March 17, 2010, the Company announced the introduction of its first line of fully disposable, hand-held instruments for retinal surgery. The launch occurred at a surgical meeting held on March 13-17, 2010. Synergetics’ unique design of the Pinnacle 360°TM product includes an actuation grip that allows the surgeon to approach the retina from any angle. The handle provides the ability to change the tip’s position relative to the retina without performing an awkward maneuver or repositioning the instrument. The handle has the same tactile response from any location on its grip. Its reduced actuation pressure minimizes hand fatigue and its design fits and feels like an extension of the surgeon’s hand.
     On April 27, 2010, the Company announced that it had entered into a Confidential Settlement and License Agreement with Alcon, Inc. (“Alcon”) pursuant to which Alcon paid to the Company $32.0 million. The net proceeds were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third fiscal quarter. The remaining $19.0 million has been accounted for as an up-front license fee under the Confidential Settlement and License Agreement and will be deferred and recognized as earned over a period of up to fifteen years based upon the units shipped to Alcon under a Supply Agreement entered pursuant to the settlement. Shipments to Alcon are expected to begin in fiscal 2011.
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
Improve Profitability and Cash Efficiency through:
Manufacturing Efficiencies
Lean Manufacturing — Synergetics has made several changes in the third quarter ended April 30, 2010, to continue the development of our lean manufacturing initiative. Manufacturing operations have been reconfigured from traditional departments into six value streams with new leadership assigned to each value stream. This reorganization has allowed us to expand our lean initiative well beyond our disposable products area into instruments, machining and distribution. We continue to realize incremental savings from this initiative and will continue to develop our internal resources to expand the lean initiative throughout the entire organization.
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
Supply Chain Management — During the fiscal year 2009, the Company implemented Material Requirements Planning (“MRP”) in planning and controlling its production processes. The implementation of MRP helped reduce days in inventory on hand from 259 days at May 4, 2009, to 233 days at July 31, 2009, to 205 days at April 30, 2010. Management’s goal is to achieve four turns of its finished goods inventory which would result in $13.0 million in total inventory.
Human Resource Rationalization — Starting with a hiring freeze in October 2008, the Company redeployed certain human resources and reduced the number of employees and temporary workers by 10% during fiscal 2009. These changes were made possible by the introduction of manufacturing efficiencies in certain product lines, the implementation of improvements in our enterprise-wide information system, the implementation of MRP and supply chain management and related consolidations, and the shift from direct sales of certain neurosurgery products in the U.S. to the sales of these same products through marketing partners. The hiring freeze has continued to this day and certain positions are only added based upon a resource need or a replacement hire. At April 30, 2010, our head count was 365 as compared to May 4, 2009 when it was 440, a decrease of approximately 17 percent.

Cash Management — The Company is focused on its debt level and intends to continue to monitor and reduce its leverage by focusing on the reduction in days sales in accounts receivable and inventory and where appropriate, increase the days in accounts payable. During the nine months ended April 30, 2010, the Company improved its leverage ratio (total debt divided by total debt plus total stockholders’ equity) to 12.2 percent from 25.7 percent at July 31, 2009. The cash generated from operations and from the Alcon and Stryker transactions allowed us to pay down approximately $7.3 million in debt at this point and strengthen our balance sheet by adding $17.5 million in cash as of April 30, 2010. Additionally, there are further efforts now in place which more closely monitor the Company’s cash position which include, but are not limited to, weekly cash management meetings focusing on investment strategies, asset protection and returns.
Accelerate growth through:
Research & Development (“R&D”) — In order to focus resources on the most important projects, in October 2008, the Company completed a thorough review of its R&D efforts leading to a reduction in the number of active projects in the R&D pipeline to 32 such projects. In addition, we developed a uniform policies and procedures manual for our top ten R&D initiatives. In July 2009, the Company reorganized its R&D resources into an advanced technology group which works on longer-term, highly complex R&D initiatives, a base development group which works on strategically targeted products and a manufacturing engineering group which works on product line extensions. These three groups focus on projects in both ophthalmology and neurosurgery. The engineering team at the King of Prussia, Philadelphia location has been strengthened to provide capacity for new electrosurgery products.
New Business Development — The Company’s core assets, including a history of customer driven innovation, quality differentiated products and an extensive distribution network, make it a logical component of value-creating business combinations. We continue to evaluate such potential opportunities that can expand the Company’s product offerings.
Assess Distribution Alternatives:
The Company competes in two distinct medical device markets, ophthalmology and neurosurgery. These markets are very different in terms of the number and size of the competitors in each and the size and maturity of their respective distribution networks on the neurosurgery side of the business. With regard to the neurosurgery market, the Company has been actively engaged in pursuing marketing partner opportunities versus the opportunities afforded by its distribution network. As discussed in the Recent Developments section above, the Company has completed a definitive agreement with Stryker in conjunction with the acquisition by Stryker of certain assets from Mutoh used to produce the Sonopet Ultrasonic Aspirator control consoles and handpieces (previously marketed under the Omni® brand by Synergetics in the U.S., Canada and several other countries). The Company is supplying disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the Sonopet/Omni® ultrasonic aspirator console and handpieces. In addition, the Company has completed an addendum to its three-year agreement with Codman for the exclusive right to market and distribute the Company’s branded disposable bipolar forceps produced by Synergetics.
With respect to our ophthalmic distribution network, including our current direct sales organization, we have no plans to eliminate this core company asset nor are we planning on transferring any of our ophthalmic business to marketing partners.

Improve Sales Force Productivity:
The professionalism and the productivity of the Company’s sales force is one of its true assets. Significant effort was made in the last year aligning the incentives and promotional direction of the sales force with those of the Company’s interests as a whole. It is anticipated that this change will result in enhanced productivity.
New Product Sales
     The Company’s business strategy has been, and is expected to continue to be, the development, manufacture and marketing of new technologies for microsurgery applications included in the ophthalmic and neurosurgical markets. New products, which management defines as products first available for sale within the prior 24-month period, accounted for approximately 2.8 percent of total sales for the Company for the nine months ended April 30, 2010, or approximately $1.1 million. In order to focus resources on the most important projects, the Company completed a thorough review of its R&D efforts and reorganized these resources in fiscal 2009. The Company currently has 32 active projects in its R&D pipeline, including a small core of significant projects. Due to the recent R&D reorganization and the advanced technical challenges presented by these core projects, it will take a longer time for a significant impact on revenue to come to fruition from these projects.
Demand Trends
     International sales had a slight decline during the nine months ended April 30, 2010, as the Company’s capital product sales remain challenged due to current economic factors; however, disposables continue to show positive growth when compared to the first nine months of fiscal 2009. Domestic sales growth was positive when compared to the first nine months of fiscal 2009, although capital product sales were challenging here as well.
     A study performed by Market Scope LLC predicts a steady growth of 3.4 percent per year in vitreoretinal surgery worldwide. Neurosurgical procedures volume on a global basis continues to rise at an estimated 5.0 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative instruments and disposables, to support increases in procedures volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgical market.
Pricing Trends
     Through its strategy of delivering new and higher quality technologies, the Company has generally been able to maintain the average selling prices for its products in the face of downward pressure in the healthcare industry. However, low cost providers of disposable products and increased competition within the Company’s capital equipment market segments, combined with customer budget constraints and capital scarcity, has in some instances negatively impacted the Company’s selling prices on these devices. The Company has no major domestic group purchasing agreements.
Economic Trends
     Economic conditions may continue to negatively impact capital expenditures at the hospital or surgical center and doctor level. Further, global economic conditions are negatively impacting the volume of the Company’s capital equipment sales.
Results Overview
     During the fiscal quarter ended April 30, 2010, we had net sales of $13.9 million, which generated $8.0 million in gross profit, operating income of $2.0 million and net income of approximately $3.3 million, or $0.13 earnings per share. The Company had $17.5 million in cash and $6.0 million in interest-bearing debt and revenue bonds as of April 30, 2010. Management anticipates that its available cash and cash flows from operations will be sufficient to meet working capital (including taxes due on the Alcon settlement), capital expenditure and debt service needs for the next twelve months.
Results of Operations
Three-Month Period Ended April 30, 2010 Compared to Three-Month Period Ended May 4, 2009
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Quarter Ended
			% Increase
	April 30, 2010	May 4, 2009	(Decrease)

Ophthalmic	$7,776	$7,476	4.0%
Neurosurgery — Direct	2,038	3,588	(43.2%)
Marketing partners (Codman and Stryker)	1,818	—	100.0%
OEM (Codman, Stryker and Iridex Corporation)	2,195	1,957	12.2%
Other	32	140	(77.1%)

Total	$13,859	$13,161	5.3%

     Ophthalmic sales grew 4.0 percent in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Domestic ophthalmic sales decreased 3.0 percent, while international sales increased 13.5 percent primarily due to sales of disposable products. Neurosurgery sales fell $1.6 million, or 43.2%, to $2.0 million in the third quarter of fiscal 2010 compared the third quarter of fiscal 2009. This decline in neurosurgery sales was the result of the transition to Codman and Stryker under newly-signed marketing partner agreements. New sales to our domestic marketing partners comprised $1.8 million of sales in the third quarter of fiscal 2010, more than offsetting the loss in neurosurgery sales. Total OEM rose 12.2% to $2.2 million compared with $2.0 million in the third quarter of fiscal 2009.
     The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended
			% Increase
	April 30, 2010	May 4, 2009	(Decrease)

United States (including Marketing Partner and OEM sales)	$9,408	$8,636	8.9%
International (including Canada)	4,451	4,525	(1.6%)

Total	$13,859	$13,161	5.3%

     Domestic sales increased and international sales decreased primarily due to the shift in sales from direct neurosurgery sales to our marketing partners. Sales of domestic ophthalmology decreased 3.0 percent while international sales increased 13.5 percent. Domestic neurosurgery sales decreased 46.7 percent and international neurosurgery sales decreased 37.3 percent. Sales to our marketing partners represented $1.8 million in sales during the third quarter of fiscal 2010, more than offsetting the loss of neurosurgery sales.
Gross Profit
     Gross profit as a percentage of net sales was 57.9 percent in the third quarter of fiscal 2010, compared to 56.2 percent for the same period in fiscal 2009. Gross profit as a percentage of net sales for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 increased approximately 2 percentage points, primarily due to the favorable change in mix to domestic sales from the increase in sales to our marketing partners and improved absorption of labor, lean manufacturing being the key driver in this factor. The Company continues to realize incremental savings from this initiative and will continue to develop our internal resources to expand the lean initiative throughout the entire organization.
Operating Expenses
     R&D expenses as a percentage of net sales was 6.4 percent and 5.6 percent for the third quarter of fiscal 2010 and 2009, respectively. R&D costs increased by $145,000 in the third quarter of fiscal 2010 compared to the same period in fiscal 2009. The Company’s pipeline included approximately 32 active projects in various stages of completion as of April 30, 2010. The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its customers, and reflecting the need to keep such spending in line with what the Company can afford to spend, results in an investment rate that the Company believes is comparable to such spending by other medical device companies. The Company expects over the next few years to invest in R&D at a rate of approximately 4.0 to 6.0 percent of net sales.
     Sales and marketing expenses decreased by approximately $661,000 to $2.9 million, or 20.9 percent of net sales, for the third fiscal quarter of 2010, compared to $3.6 million, or 27.0 percent of net sales for the third fiscal quarter of 2009. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to the elimination of our neurosurgery sales force as of July 31, 2009.
     General and administrative expenses remained relatively flat at $2.2 million, while decreasing as a percent of net sales from 15.9 percent for the third fiscal quarter of 2010, compared to 16.9 percent of net sales for the third fiscal quarter of 2009.
Other Income/(Expenses)
     Other income for the third quarter of fiscal 2010 increased significantly to $3.2 million compared to an expense of $218,000 for the third quarter of fiscal 2009. The increase was primarily due to the one-time impact of the $893,000 gain from sale of the Omni® product line to Stryker and the $2.4 million in settlement gain from Alcon. In addition, interest expense decreased $106,000 as the Company was able to pay down its lines of credit and other debt with the reductions in the carrying value of inventory and the proceeds from the sale of the product line.
Operating Income, Income Taxes and Net Income
     Operating income for the third quarter of fiscal 2010 was $2.0 million, as compared to operating income of $879,000 in the comparable 2009 fiscal period. The increase in operating income was primarily the result of a 5.3 percent increase in net sales offset by a 1.2% increase in cost of goods sold for a net impact of $630,000 and a decrease of $661,000 in sales and marketing expenses, offset by a $145,000 increase in R&D costs.
     The Company recorded a $1.9 million tax provision on pre-tax income of $5.2 million, a 36.6 percent tax provision, in the quarter ended April 30, 2010. In the quarter ended May 4, 2009, the Company recorded a $203,000 tax provision on pre-tax income of $661,000, a 30.7 percent tax provision. The increase in the effective tax rate was due to the significant increase in pre-tax income causing a dilution of the R&D credit and the production deduction on the overall effective rate.
     Net income increased by $2.9 million to $3.3 million for the third quarter of fiscal 2010, from $458,000 for the same period in fiscal 2009. Basic and diluted earnings per share for the third quarter of fiscal 2010 increased to $0.13 from $0.02 for the third quarter of fiscal 2009. Basic weighted-average shares outstanding increased from 24,470,755 at May 4, 2009, to 24,701,260 at April 30, 2010.

Nine-Month Period Ended April 30, 2010 Compared to Nine-Month Period Ended May 4, 2009
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Nine Months Ended
			% Increase
	April 30, 2010	May 4, 2009	(Decrease)

Ophthalmic	$23,100	$22,326	3.5%
Neurosurgery — Direct	7,767	10,357	(25.0%)
Marketing partners (Codman and Stryker)	2,280	—	100.0%
OEM (Codman, Stryker and Iridex)	5,776	6,003	(3.8%)
Other	97	373	(74.0%)

Total	$39,020	$39,059	(0.1%)

     Ophthalmic sales grew 3.5 percent in the first nine months of fiscal 2010 compared to the same period of fiscal 2009. Domestic ophthalmic sales decreased 1.8 percent, while international sales increased 11.3 percent primarily due to sales of disposable products. Neurosurgery sales fell $2.6 million, or 25.0%, to $7.8 million in the first nine months of fiscal 2010 compared the first nine months of fiscal 2009. This decline in neurosurgical sales was the result of the transition to Codman and Stryker under newly-signed marketing partner agreements. New sales to our marketing partners represented $2.3 million in sales in the first nine months of fiscal 2010. Total OEM fell 3.8% to $5.8 million compared with $6.0 million in the first nine months of fiscal 2009.
     The following table presents domestic and international net sales (dollars in thousands):

	Nine Months Ended
			% Increase
	April 30, 2010	May 4, 2009	(Decrease)

United States (including OEM sales)	$26,648	$26,578	0.0%
International (including Canada)	12,372	12,482	(0.1%)

Total	$39,020	$39,059	(0.1%)

     Domestic and international sales for the first nine months of fiscal 2010 compared to the same period of fiscal 2009 remained relatively flat. Sales of domestic ophthalmology decreased 1.8 percent while international sales increased 11.3 percent. Domestic neurosurgery sales decreased 27.1 percent and international neurosurgery sales decreased 31.5 percent. Sales to our marketing partners represented $2.3 million in sales during the first nine months of fiscal 2010.
Gross Profit
     Gross profit as a percentage of net sales for the first nine months of fiscal 2010 was relatively flat at 57.3 percent as compared to the first nine months of fiscal 2009 at 57.1 percent. However, the gross profit is trending upward based upon third quarter results.
Operating Expenses
     R&D expenses as a percentage of net sales was 5.9 percent and 5.8 percent for the first nine months of fiscal 2010 and 2009, respectively. R&D costs increased by $72,000 in the first nine months of fiscal 2010 compared to the same period in fiscal 2009. The Company’s pipeline included approximately 32 active projects in various stages of completion as of April 30, 2010. The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers, and reflecting the need to keep such spending in line with what the Company can afford to spend, results in an investment rate that the Company believes is comparable to such spending by other medical device companies. The Company expects over the next few years to invest in R&D at a rate of approximately 4.0 to 6.0 percent of net sales.
     Sales and marketing expenses decreased by approximately $1.5 million to $9.2 million, or 23.6 percent of net sales, for the first nine months of fiscal 2010, compared to $10.7 million, or 27.5 percent of net sales for the first nine months of fiscal 2009. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to the elimination of our neurosurgery sales force as of July 31, 2009.
     General and administrative expenses decreased $99,000 to $6.3 million, or 16.1 percent of net sales, for the first nine months of 2010, compared to $6.4 million, or 16.3 percent of net sales, for the first nine months of fiscal 2009.
Other Income/(Expenses)
     Other income for the first nine months of fiscal 2010 increased significantly to $2.8 million from an expense of $620,000 for the first nine months of fiscal 2009. The increase was primarily due to the one-time impact of the $817,000 gain from sale of the Omni® product line to Stryker and the $2.4 million in settlement gain from Alcon. In addition, interest expense decreased $210,000 as the Company was able to pay down its lines of credit and other debt with the reductions in the carrying value of inventory and the proceeds from the sale of the product line.
Operating Income, Income Taxes and Net Income
     Operating income for the first nine months of fiscal 2010 was $4.6 million, as compared to operating income of $2.9 million in the comparable 2009 fiscal period. The increase in operating income was primarily the result of a $1.5 million decrease in sales and marketing expense.
     The Company recorded a $2.7 million provision on pre-tax income of $7.4 million, a 36.1 percent tax provision, in the first nine months of fiscal 2010. In the first nine months of fiscal 2009, the Company recorded an $820,000 tax provision on pre-tax income of $2.3 million, a 35.2 percent tax provision. The increase in the effective tax rate was due to the significant increase in pre-tax income causing a dilution of the R&D credit and the production deduction on the overall effective rate.
     Net income increased by $3.2 million to $4.7 million for the first nine months of fiscal 2010, from $1.5 million for the same period in fiscal 2009. Basic and diluted earnings per share for the first nine months of fiscal 2010 increased to $0.19 from $0.06 for the first nine months of fiscal 2009. Basic weighted-average shares outstanding increased from 24,454,483 at May 4, 2009, to 24,579,928 at April 30, 2010.
Liquidity and Capital Resources
     The Company had approximately $17.5 million in cash and $6.0 million in interest-bearing debt and revenue bonds as of April 30, 2010.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At April 30, 2010, the Company had $2.0 million in accounts receivable due from Alcon on the settlement proceeds which was subsequently paid. Excluding this non-trade receivable reduces the trade receivables to $9.2 million, or an average of 64 days of average sales outstanding (“DSO”) utilizing the trailing twelve months’ average days sales for the period ending April 30, 2010. The 64 DSO at April 30, 2010, was 1 day unfavorable to July 31, 2009, and 6 days unfavorable to May 4, 2009, utilizing the trailing twelve months of sales. The current economic climate in the United States and abroad has been impacting the collection time on our accounts receivable.

     At April 30, 2010, the Company had 205 days of average cost of sales in inventory on hand utilizing the trailing twelve months’ average cost of sales for the period ending April 30, 2010. The trailing twelve months’ cost of sales included an $826,000 inventory write-off. The 205 days of cost of sales in inventory was favorable to July 31, 2009, by 28 days and 54 days favorable to May 4, 2009, utilizing the trailing twelve months of cost of sales. Although management believes that meeting customer expectations regarding delivery times is important to its overall growth strategy, inventory reduction continues to be a focus of the Company and management believes the continued use of its MRP system will aid in meeting that goal during the remainder of fiscal 2010.
     Cash flows provided by operating activities were $24.0 million for the nine months ended April 30, 2010, compared to cash flows used in operating activities of approximately $2.0 for the comparable fiscal 2009 period. The increase of $26.0 million was primarily attributable to the impact of the settlement proceeds from Alcon which were approximately $19.4 million. In addition, the increase was attributable to net increases applicable to net income, deferred taxes, inventories and accounts payable offset in part by net decreases applicable primarily to higher trade receivables and accrued expenses.
     Cash flows provided by investing activities were $611,000 for the nine months ended April 30, 2010, compared to cash used in investing activities of $662,000 for the comparable fiscal 2009 period. During the nine months ended April 30, 2010, cash additions to property and equipment were $594,000, compared to $560,000 and cash additions to patents and other intangibles were $146,000, compared to $102,000 for the first nine months of fiscal 2009. In addition, cash proceeds from the sale of the Omni® product line were $1.3 million for the first nine months of fiscal 2010.
     Cash flows used in financing activities were $7.3 million for the nine months ended April 30, 2010, compared to cash provided by financing activities of $2.8 million for the nine months ended May 4, 2009. The decrease of $10.1 million was attributable primarily to a decrease in the balance of net borrowings on the line of credit of $9.0 million and an increase in principal payments on long-term debt of $677,000.
     The Company had the following committed financing arrangements as of April 30, 2010, but had no borrowings thereunder:
     Revolving Credit Facility: The Company has a credit facility with Regions Bank (“Regions”) which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of April 30, 2010, interest under the facility was charged at 2.27 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at April 30, 2010. Outstanding amounts, if any, are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2009, to extend the termination date through November 30, 2010.
     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of April 30, 2010, the Company’s leverage ratio was 1.79 times and the minimum fixed charge coverage ratio was 1.86 times. Collateral availability under the line as of April 30, 2010, was approximately $8.2 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
     Non-U.S. Receivables Revolving Credit Facility: The Company has a non-U.S. receivables revolving credit facility with Regions which allows for borrowings of up to $1.75 million with an interest rate based on LIBOR plus 3.0 percent. Pursuant to the terms of this facility, under no circumstance shall the rate be less than 3.5 percent per annum. The facility is charged an administrative fee of 1.0 percent. There were no borrowings under this facility at April 30, 2010. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. This credit facility has no financial covenants and was amended on November 30, 2009, to extend the termination date through November 30, 2010. Collateral availability under the facility was approximately $1.0 million at April 30, 2010.

     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest currently being one-month LIBOR plus 3.0 percent. Under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of April 30, 2010. The equipment line of credit was amended on November 30, 2009, to extend the maturity date to November 30, 2010.
     Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital (including taxes due on the Alcon settlement), capital expenditure, debt service needs for the next twelve months.
Critical Accounting Policies
     The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2009. In the first nine months of fiscal 2010, there were no changes to the significant accounting policies except for the implementation of the new accounting pronouncements as discussed in Note 2 to the financial statements.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     The Company has two revolving credit facilities and an equipment line of credit facility in place. The revolving credit facilities had no outstanding balance at April 30, 2010, bearing interest at a current rate of LIBOR plus 2.0 percent. The non-U.S. revolving credit facility had no outstanding balance at April 30, 2010. Balances on this credit facility currently bear interest at one-month LIBOR plus 3.0 percent. The equipment line of credit facility had no outstanding balance at April 30, 2010, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these three facilities.
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
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2010. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2010, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
     During the third fiscal quarter ended April 30, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1 — Legal Proceedings
     On April 23, 2010, (the “Effective Date”) the Company entered into a Confidential Settlement and License Agreement with Alcon Inc. and its affiliates, Alcon Laboratories, Inc. and Alcon Research, Ltd. and entered into a Supply Agreement with Alcon Research. In accordance with the Confidential Settlement and License Agreement, the Company and Alcon (the “Parties”) dismissed with prejudice the two lawsuits then pending between the Parties, that is, the antitrust suit the Company filed in April 2008 and the patent suit Alcon filed in October 2008. Additionally, the Parties released each other from any and all claims based in whole or in part on any conduct occurring on or before the Effective Date, including continuing conduct. Further, each Party covenanted not to sue the other Party on any claim that any product made available to end users in the United States on or before the Effective Date infringes any patent enforceable as of the Effective Date. These Agreements also provide for the resolution of any future disputes through a well-defined mediation process prior to the filing of any litigation between the Parties.
     Other terms of the agreements are described elsewhere in this document, including the exhibits hereto, which contain copies of the Confidential Settlement and License Agreement and the Supply Agreement.
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
Item 3 — Defaults Upon Senior Securities
None
Item 4 — [Removed and Reserved]
Item 5 — Other Information
(a) None
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010.

Item 6 — Exhibits

Exhibit No.	Description

10.1	Confidential Settlement and License Agreement between Synergetics USA, Inc. and Alcon, Inc., Alcon Laboratories, Inc. and Alcon Research Ltd.

10.2	Supply Agreement between Synergetics, Inc. and Alcon Research Ltd.

10.3	Amendment executed April 19, 2010 by and among Synergetics USA, Inc., Steven R. Becker, BC Advisors, LLC, SRB Management, L.P., SRB Greenway Opportunity Fund, L.P. and SRB Greenway Capital (Q.P.), L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Portions of Exhibits 10.1 and 10.2 have been omitted pursuant to a request for confidential treatment filed with the SEC. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.
Trademark Acknowledgements
     Malis, the Malis waveform logo, Omni, Bident, Bi-Safe, Gentle Gel and Finest Energy Source for Surgery are our registered trademarks. Synergetics, the Synergetics’ logo, PHOTON, DualWave, COAG, Advantage, Microserrated, Microfiber, Solution, Tru-Micro, DDMS, Kryptonite, Diamond Black, Bullseye, Spetzler Claw, Spetzler Micro Claw, Spetzler Open Angle Micro Claw, Spetzler Barracuda, Spetzler Pineapple, Pinnacle 360°, Directional, Tru-Curve, Axcess, Veritas, Lumen and Lumenator product names are our trademarks. All other trademarks or tradenames appearing in this Form 10-Q are the property of their respective owners.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC. (Registrant)
June 14, 2010	/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

June 14, 2010	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)