Form 10-K
period 2010-07-31
SYNERGETICS USA INC
filed 2010-10-12
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported by The Nasdaq Stock Market as of January 29, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $23,609,004.

At October 4, 2010, there were 24,774,155 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders, expected to be held on December 16, 2010, are incorporated by reference into Part III of this Form 10-K where indicated.

SYNERGETICS USA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2010

TABLE OF CONTENTS

SYNERGETICS USA, INC.

PART I

Item 1.	Business

Overview

Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a leading supplier of precision microsurgical devices. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, handheld devices and the delivery of various energy modalities for the performance of minimally invasive microsurgery including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide sales information is included in Note 16 to the consolidated audited financial statements.

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

We had several developments in fiscal 2010 that we expect will contribute to the growth of our business in the foreseeable future.

On April 1, 2010, the Company announced the closing of a definitive agreement with Stryker Corporation (“Stryker”) in conjunction with the acquisition by Stryker of certain assets from Mutoh Co., Ltd. and its affiliates (“Mutoh”), used to produce the Sonopet Ultrasonic Aspirator control consoles and handpieces (previously marketed under the Omni® brand by Synergetics in the U.S., Canada and several other countries). The agreement included the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® product line. The gain from the sale of the Omni® product line to Stryker was $817,000 in fiscal 2010. In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the Sonopet/Omni® ultrasonic aspirator console and handpieces, and pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator products. The Stryker relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes.

On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement (effective as of January 1, 2009) with Codman & Shurtleff, Inc. (“Codman”), a division of Johnson and Johnson. Under the terms of the revised agreement, Codman will have the exclusive right to market and distribute the Company’s branded disposable bipolar forceps. Codman began the domestic distribution of the disposable bipolar forceps on December 1, 2009 and the international distribution on February 1, 2010. The Codman relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes.

It is anticipated that once these two new marketing partner relationships have transitioned and the Company has experienced a full twelve months of sales under these new agreements with Stryker and Codman, contribution margins for the products supplied to these marketing partners should increase, primarily due to the elimination of commercial expenses associated with the distribution of these products. However, sales and gross profit for these products may decrease as the transfer prices to these marketing partners are lower than the previous average direct selling prices.

On April 27, 2010, the Company announced that it had entered into a Settlement and License Agreement with Alcon, Inc. (“Alcon”) pursuant to which Alcon agreed to pay the Company $32.0 million, and the Company agreed to produce certain products for distribution by Alcon. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third fiscal quarter. The remaining $19.0 million has been accounted for as deferred revenue on the balance sheet and will be recognized as earned over a period of up to fifteen years based upon the units shipped to Alcon under a Supply Agreement entered pursuant to the settlement. Shipments to Alcon of the first two products covered by the agreement are expected to begin in fiscal 2011.

Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY

	Fiscal Year Ended July 31,
	2010	Mix	2009	Mix

Ophthalmic	$31,689	60.9%	$29,981	56.6%
Direct Neurosurgery	8,175	15.7%	13,968	26.4%
Marketing Partners(1)	4,204	8.1%	—	—

Total Neurosurgery	12,379	23.8%	13,968	26.4%
Original Equipment Manufacturers (OEM)(2)	7,878	15.1%	8,538	16.1%
Other	129	0.2%	478	0.9%

Total	$52,075		$52,965

(1)	Marketing partners’ sales include disposable bipolar forceps and disposable ultrasonic instrument tips and accessories which were previously sold by our direct neurosurgery sales force and our distribution partners, which have been transitioned to our marketing partners.

(2)	Revenues from OEM represent sales of generators, related accessories and certain laser probes to Stryker, Codman and Iridex Corporation (“Iridex”).

The decrease in sales in fiscal 2010 compared with fiscal 2009 was primarily due to the transition of our direct neurosurgery sales to our marketing partners, which resulted in a $1.6 million decrease in our net sales, and a decline in our capital equipment sales. Sales of capital equipment declined approximately $3.4 million, or 22.1 percent, due to hospitals tightly controlling their capital expenditure budgets during the fiscal year. However, the sales of our disposables products grew $2.5 million, or 6.7 percent, in fiscal 2010 compared to fiscal 2009.

Information with respect to the breakdown of revenue for the geographical areas is included in Note 16 to the consolidated audited financial statements.

RESULTS OF OPERATIONS

	Fiscal Year Ended July 31,
			Increase
	2010	2009	(Decrease)

Net Sales	$52,075	$52,965	(1.7)%
Gross Profit(3)	29,909	29,415	1.7%
Gross Profit Margin%	57.4%	55.5%	3.4%

	Fiscal Year Ended July 31,
			Increase
	2010	2009	(Decrease)

Commercial Expenses
Selling	11,958	14,262	(16.2)%
G&A	8,903	9,030	(1.4)%
R&D	3,008	2,998	0.3%
Operating Income	6,040	3,125	93.3%
Operating Margin	11.6%	5.9%	96.6%
EBITDA(4)	11,248	5,093	120.9%
EBITDA from Operations(4)	8,033	5,093	57.7%
Net Income	5,733	1,595	259.4
Net Income from Operations(4)	3,678	1,595	130.6%
Earnings per share	0.23	0.07	228.6%
Earnings per share from Operations(4)	0.15	0.07	114.3%
Operating Return on average equity(4)	8.9%	4.3%	107.0%
Operating Return on average assets(4)	6.4%	4.0%	60.0%

(3)	In the fourth quarter of fiscal 2009, the Company recorded an adjustment of approximately $975,000 (or approximately $0.03 earnings per share, net of tax) primarily due to excess and discontinued inventory which was either contributed to a charitable organization or was discarded.

(4)	EBITDA, EBITDA from operations, net income from operations, earnings per share from operations, operating return on average equity and operating return on average assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization. EBITDA from operations is defined as net income (net of one-time events) before interest expense, income taxes, depreciation and amortization. Net income from operations and earnings per share from operations are also net of one-time events. Operating return on equity is defined as net income (net of one-time events) divided by average equity. Operating return on assets is defined as net income (net of one-time events) plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

	Fiscal Year Ended
	July 31,	July 31,
	2010	2009

Net income	$5,733	$1,595
Interest	491	763
Income taxes	3,092	775
Depreciation	1,053	1,052
Amortization	879	908

EBITDA	$11,248	$5,093

Pre-Tax Income from One-Time Events
Income from Stryker Gain	$817	—
Income from Alcon settlement	2,398	—

TOTAL Pre-Tax Income from One-Time Events	3,215	—

EBITDA from Operations	$8,033	$5,093

	July 31,	July 31,
	2010	2009

Net income	$5,733	$1,595
After-Tax Income from One-Time Events
Income from Stryker Gain	$522	—
Income from Alcon Settlement	1,533	—

TOTAL After-Tax Income from One-Time Events	2,055	—

Net Income from Operations	$3,678	1,595

Average Equity:
July 31, 2010	$44,226
July 31, 2009	38,130	$38,130
July 31, 2008		36,357
Average Equity	$41,178	$37,243
Return on Average Equity	8.9%	4.3%
Net income from Operations	$3,678	$1,595
Interest	491	763

Net income from Operations + interest expense	$4,169	$2,358

Average Assets:
July 31, 2010	$73,095
July 31, 2009	58,080	$58,080
July 31, 2008		58,396
Average Assets	$65,588	$58,238
Return on Average Assets	6.4%	4.0%

Non-GAAP Financial Measures

We measure our performance primarily through our operating profit. In addition to our audited consolidated financial statements presented in accordance with GAAP, management uses certain non-GAAP measures, including EBITDA, return on average equity and return on average assets, to measure our operating performance. We provide a definition of the components of these measurements and reconciliation to the most directly comparable GAAP financial measure.

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

Strategy

Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical devices and consumables of the highest quality in order to assist and enable surgeons who perform microsurgery around the world to provide a better quality of life for their patients. Based upon this mission, the Company’s key strategy is to enhance shareholder value through profitable revenue growth in ophthalmology and neurosurgery markets through the identification and development of reusable and disposable instrumentation in conjunction with leading surgeons and marketing partners and to build out a strong operational infrastructure and financial foundation within which prudently financed growth opportunities can be realized and implemented. At the same time, we will maintain vigilance and sensitivity to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest.

In fiscal 2010, we focused on the following strategies:

Improve Profitability and Cash Efficiency through:

Manufacturing Efficiencies

Lean Manufacturing — During the fiscal year ended July 31, 2010, we implemented lean manufacturing in virtually all of our disposable illumination and laser product lines. We restructured our production operations from a traditional departmental model into six value streams. Each value stream has a dedicated management team to support the production, technical and quality aspects of our products. Lean concepts were also implemented within select machining and instrument value streams with great success. We will continue to implement our lean initiative throughout the production value streams and expand into our accounting operations in the coming fiscal year. We estimate that we realized approximately $1.4 million of cost savings from these initiatives during fiscal 2010.

Component Cost Savings — The Company’s most recent acquisition, Medimold, Inc. (“Medimold”), is producing plastic components which were previously supplied by outside vendors. In addition to lower costs for certain parts, we continue to convert select high volume machined parts to injection molded, plastic parts. Our annual savings from the continued introduction of new parts to this process was approximately $200,000 during fiscal year 2010. In addition, the Company continues to pursue select outsourcing opportunities for high quality components.

Supply Chain Management — During the fiscal year 2009, the Company implemented Material Requirements Planning (“MRP”) in planning and controlling its production processes. The implementation of MRP helped reduce days of inventory on hand from 265 days at July 31, 2008 compared with 233 days at July 31, 2009 and 196 days at July 31, 2010. In addition, our fill rate on our ‘A’ products (those products which provide over 80 percent of our sales) increased to 98.6 percent in July of 2010 based upon availability to fulfill customer orders at the time the order is placed.

Human Resource Rationalization — Starting with a hiring freeze in October 2008 and ending with a reduction in force in July 2009 of approximately 40 people, including our direct neurosurgery sales force, the Company redeployed certain human resources and reduced the number of employees and temporary workers by 10% during fiscal 2009. These changes were made possible by the introduction of manufacturing efficiencies in certain product lines, the implementation of improvements in our enterprise-wide information system, the implementation of MRP and supply chain management and related consolidations, and the shift from direct sales of certain neurosurgery products in the U.S. to the sales of these same products through marketing partners. The hiring freeze has continued through fiscal 2010 year-end and certain positions are only added based upon a resource need or a replacement hire. At July 31, 2010, our head count was 356 compared with 380 at July 31, 2009 and 394 at July 31, 2008, a decrease of approximately 6.3 percent. However, a fully staffed operation, including planned replacements, is approximately 360 employees.

Cash Management — The Company has been focused on its debt level which it reduced by $9.1 million to $4.1 million as of July 31, 2010 and intends to continue to monitor and reduce its leverage by focusing on the reduction in days sales in accounts receivable and inventory and where appropriate, the increase in days in accounts payable. During the fiscal year ended July 31, 2010, the Company improved its leverage ratio to 8.4 percent from 25.7 percent at July 31, 2009.

Accelerate growth through:

Research & Development (“R&D”) — In order to focus resources on the most important projects, in October 2008, the Company completed a thorough review of its R&D efforts leading to a reduction in the number of active projects in the R&D pipeline to 39 such projects as of July 31, 2009 and 23 active projects as of July 31, 2010. In addition, we developed a uniform policies and procedures manual for our top 10 R&D initiatives. In July 2009, the Company reorganized its R&D resources into an advanced technology group which works on longer-term, highly complex R&D initiatives, a primary development group which works on strategically targeted products and a manufacturing engineering group which works on product line extensions. These three groups focus on projects in both ophthalmology and neurosurgery. The engineering team at the King of Prussia, Philadelphia location was also strengthened to provide capacity for new electrosurgery products.

New Business Development — The Company’s core assets, including a history of customer driven innovation, quality differentiated products and an extensive distribution network make it a logical component of value-creating business combinations. We continue to evaluate such potential combinations and opportunities for potential acquisitions that can expand the Company’s product offerings.

Assess Distribution Alternatives:

The Company competes in two distinct medical device markets, ophthalmology and neurosurgery. These markets are very different in terms of the number and size of the competitors in each and the size and maturity of their respective distribution networks. The Company has been actively engaged in pursuing marketing partner opportunities and during fiscal 2010 expanded both the Codman and Stryker relationships to include products which it had previously distributed on a direct basis to end user customers.

Improve Sales Force Productivity:

The professionalism of the Company’s sales force is one of its true assets. Significant effort was made in the last year to align the incentives and promotional direction of our sales force with those of the Company’s interests as a whole. It is anticipated that this will result in enhanced productivity.

In fiscal 2011, our driving strategic priorities are:

To drive the Company onto a high growth trajectory. This means simply new products, some in new categories. The focus on our top four R&D opportunities will allow us access to different segments within the vitreoretinal and intracranial markets to drive organic growth, along with new business development opportunities that the Company is aggressively pursuing. We believe that this focus will revitalize the Company’s compound annual growth rate.

To continue to enhance the profitability of our operational platform by focusing on our manufacturing efficiencies including lean manufacturing and select outsourcing of high quality components and cost savings. During fiscal 2010, we enhanced our operating margins from 5.9 percent to 11.6 percent. By focusing our efforts on our identified efficiencies, we believe we can continue to increase our operating margins.

Research and Development Strategy

Our R&D strategy primarily focuses on developing new products in conjunction with leading ophthalmologists and neurosurgeons utilizing our proprietary technology including our Photontm technology and our Malis® electrosurgical generator/DualWavetm technology and our expertise in vitreoretinal surgery and neurosurgery. We are continually engineering new products and instrumentation, as well as enhancements to existing products, to meet the needs of surgeons in ophthalmology and neurosurgery disciplines. We have entered into consultation arrangements with leading ophthalmic surgeons, all of whom specialize in vitreoretinal procedures. In neurosurgery, we have worked closely with leading neurosurgeons to develop ultrasonic tips and microsurgical devices.

The Company has historically invested in leading edge R&D projects. In fiscal 2011, we expect continued development of Malis® electrosurgical generators and supporting accessories; the second generation ultrasonic aspirator and supporting accessories; 25, 23 and 20 gauge precision devices; endoillumination and laser probes;

Photontm supporting disposables; and other products used in conjunction with minimally invasive surgical procedures.

		Fiscal Year Ended
	July 31,	July 31,	July 31,
	2010	2009	2008

R&D Expenditures (in thousands)	$3,008	$2,998	$2,654
Percentage of net sales	5.8%	5.7%	5.3%

We anticipate that we will continue to incur greater R&D costs in connection with the development of our products. In July 2009, the Company completed a reorganization of its R&D resources in O’Fallon, Missouri by aligning resources along three different development categories, including an advanced technology group which works on longer-term, highly complex R&D initiatives, a primary development group which works on strategically targeted devices and a manufacturing engineering group which works on product line extensions. The primary development group has been relocated next to marketing and manufacturing engineering. The realignment of R&D will allow greater flexibility to meet the ever-changing needs of our customers as well as allow the Company to focus on those products and technologies that fit within our strategic plan. In addition, the Company has an electrosurgery-focused R&D department in King of Prussia, Pennsylvania.

In order to focus new product development resources on the highest priority projects, in October 2008, the Company completed a thorough review and prioritization of its R&D efforts leading to a reduction in the number of active, major projects in the R&D pipeline to 39. In addition, the Company developed a uniform policies and procedures manual for its R&D initiatives, which included a measurement of the potential return on investment at various stages in the development life cycle. At July 31, 2010, the Company’s development pipeline included 23 active projects in various stages of completion. However, we have identified four of these projects as being the highest priority projects which will help to drive the Company to a different growth trajectory and address larger markets within ophthalmology and neurosurgery. The Company expects to invest in R&D at rates of 5 to 7 percent of net sales each fiscal year. Substantially all of our R&D is conducted internally. In the 2011 fiscal year, we anticipate that we will fund all of our R&D with current assets, cash flows from operations and development revenue from certain new products associated with next generation products for marketing partners. We continuously review our R&D initiatives to ensure that they remain consistent with and supportive of our strategic growth initiatives.

Marketing

Ophthalmic and Vitreoretinal

Markets

Vitreoretinal surgery refers to any surgical procedures involving the posterior portion of the eye. Conditions associated with vitreoretinal surgery often require surgical treatment to prevent vision loss. These conditions include proliferative diabetic retinopathy, retinal detachments, macular holes, macular puckers and traumatic eye injuries just to name a few. The retinal surgeon requires a variety of devices and equipment to perform the surgery, such as a vitrectomy machine and vitreous cutter to remove the vitreous from the eye, a light source and endoilluminator to illuminate the eye, a laser and laser probe which provides focused photocoagulation for the treatment of diabetic retinopathy and related conditions, retinal detachment, or mitigate other disease states, and other microsurgical handheld devices including forceps, scissors and picks, many of which are offered by the Company.

Based upon a study performed for the Company by Market Scope LLC, there are approximately 2,200 practicing retinal specialists in the United States and an additional 9,100 throughout the rest of the world. It is estimated that approximately 300,000 vitrectomies are performed each year in the United States and 1.1 million vitrectomies are performed throughout the world.

The Company initially engineered and produced prototype instruments designed to assist retinal surgeons in treating acute subretinal pathologies such as histoplasmosis and age-related macular degeneration. Synergetics developed a number of specialized lines of finely engineered microsurgical devices, which today have grown to comprise a product catalogue of over 1,000 retinal surgical items including handheld disposable and reusable forceps and scissors, fiberoptics for both illumination and photocoagulation, cannulas, scrapers, and other reusable and disposable surgical devices.

We are a leading supplier of 25, 23 and 20 gauge instrumentation to the vitreoretinal surgical market. The larger 20 gauge size remains the industry standard. The 25 and 23 gauge microsurgical devices enable surgeons to make smaller sutureless incisions. However, the use of these devices limits the amount of light that can be delivered to the surgical site using traditional light sources. In July 2004, we introduced our Photontm xenon light source for vitreoretinal illumination to operating rooms across the world which addressed the light limitation issues. In addition, we engineered a system solution using smaller optical fibers that, in combination with other product functionality, are capable of efficiently delivering more light to the surgical site than traditional illumination systems. When used in conjunction with a laser, the ability of the Photontm to deliver both laser energy and vitreoretinal illumination through the same fiber line is unique, as is the number of accessories which can be attached to the device. These features distinguish the Photontm from other xenon light sources in the marketplace.

Our business continues to grow and evolve as new, minimally invasive surgical techniques are pioneered by leading vitreoretinal surgeons. As microsurgical devices become ever smaller, new endoillumination technology is required to assist surgeons in this field. The Company was an early developer of cutting-edge endoillumination products and continues to be an innovative leader in the marketplace in the design, manufacture and marketing of laser probes and fiberoptic endoilluminators.

Marketing and Sales Force

In the United States over a number of years, we have assembled a dedicated sales team. Our team sells our ophthalmic and vitreoretinal surgical products directly to end-users employing a staff of approximately 32 sales and marketing professionals. We offer over 1,000 separate catalogue items in the ophthalmic and vitreoretinal surgical market segments. Our ophthalmic and vitreoretinal products include fiberoptic endoilluminators and endolaser probes, a variety of disposable and reusable devices designed for intraocular manipulation of tissues, illumination equipment under the Photontm brand, laser equipment for the United States market under Quantel’s Vitratm and Supratm brands, Volk’s line of ophthalmic lenses and its Optiflextm and Merlintm non-contact viewing systems and other miscellaneous products.

Internationally, we utilize a hybrid sales network comprised of direct and distributor sales. We have distribution agreements with independent representatives to sell and distribute our ophthalmic and vitreoretinal surgical products. At July 31, 2010, we had 11 international direct sales employees and were represented by approximately 47 non-U.S. distributors and independent sales representatives. Our ophthalmic and vitreoretinal surgical products are offered for sale in approximately 60 countries outside the United States. The terms of sale to our non-U.S. distributors and our non-U.S. end-user customers do not differ materially from our terms to our domestic end-user customers. Selling prices are established based upon each country’s competitive pricing methodology.

Competition

Our ophthalmic and vitreoretinal surgical devices, lasers and disposables compete against manufacturers of similar products, including those sold by our major competitors, Alcon, Iridex, Bausch & Lomb, Inc. and Dutch Ophthalmic Research Corp (“DORC”). Our Photontm light sources compete with manufacturers of similar products, including those sold by Alcon, Bausch & Lomb, and DORC. In addition, our products compete with smaller and larger specialized companies that do not otherwise focus on ophthalmic and vitreoretinal surgery. In the future, aggressive pharmaceutical intervention may adversely affect the use of our surgical products.

Marketing Partner and OEM Markets

The Company has marketing partner and OEM relationships with Codman, Stryker, Iridex and Alcon.

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been marketed for over 25 years through a series of distribution agreements with Codman. On April 2,

2009, the Company executed a new, three-year distribution agreement (effective January 1, 2009) with Codman, a division of Johnson and Johnson, for the continued distribution by Codman of the third generation electrosurgical generator, certain other generators, related disposables, accessories and other options. In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. Both agreements expire on December 31, 2011.

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

The Codman relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes. Sales to Codman in the fiscal year ended July 31, 2010 comprised approximately 13.1 percent of the Company’s net sales.

The Company supplies a lesion generator used for minimally invasive pain treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the Company entered into a one-year extension to the agreement with Stryker. The extension provided for an increase in the minimum purchase obligation to 300 units per year for the remaining contract period. The agreement covers the manufacture and supply of the lesion generator unit together with certain accessories. The pain control unit can be utilized for facet denervation, rhizotomy, percutaneous cordotomy, dorsal root entry zone lesions, peripheral neuralgia, trigeminal neuralgia and ramus communications. Pain relief is achieved by the controlled heating of the area surrounding the electrode tip. A thermosensor in the probe is used to control tissue temperature. Impedance values are displayed to guard against unsafe conditions. The system provides an electrical stimulator for nerve localization and various coagulating outputs that are selectable based on the procedures undertaken. The generator is configured for bipolar output to minimize current spread, as well as monopolar operation. The agreement also provides Stryker the right of first refusal for the distribution of other products for use in the field of pain control or for use in conjunction with a lesion generator technically the same as the products distributed under this agreement.

On April 1, 2010, the Company announced the closing of the definitive agreement with Stryker in conjunction with the acquisition by Stryker of certain assets from Mutoh used to produce the Sonopet Ultrasonic Aspirator control consoles and handpieces (previously marketed under the Omni® brand by Synergetics in the U.S., Canada and several other countries). In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the Sonopet/Omni® ultrasonic aspirator console and handpieces; and pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator products.

The Stryker relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes. Sales to Stryker in the fiscal year ended July 31, 2010 comprised approximately 9.2 percent of the Company’s net sales. This percentage is expected to increase as sales of ultrasonic aspirator tips and accessories through Stryker began in April 2010.

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

On April 27, 2010, the Company announced that it had entered into a Settlement and License Agreement with Alcon pursuant to which Alcon agreed to pay the Company $32.0 million, and the Company agreed to produce certain products for distribution by Alcon. The net proceeds were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third fiscal quarter. The remaining $19.0 million has been accounted for as an up-front license fee under the Settlement and License Agreement and will be deferred and recognized as earned over a period of up to fifteen years based upon the units shipped to Alcon under a Supply Agreement entered pursuant to the settlement. Shipments to Alcon of the first of the two products covered by the agreement are expected to begin in fiscal 2011. We believe the deferred revenue may be recognized over a shorter timeframe as these products gain market share.

Competition

In field of neurosurgery, we develop, design and manufacture precision-engineered, microsurgical devices and instruments. In addition, we believe we are the premier manufacturer of bipolar electrosurgical systems sold through Codman for use in neurosurgery. Our neurosurgical bipolar electrosurgical systems compete against the Valleylab division of Covidien Ltd., Kirwan Surgical Products, Inc., Erbe Elektromedizin GmbH and Aesculap including Aesculap Inc., USA and Aesculap GmbH, divisions of B. Braun Medical Inc. Omni® ultrasonic aspirator and accessory tips sold through Stryker compete against Integra Life Sciences Holdings, Corp., the manufacturer of the CUSAtm and the Selectortm ultrasonic systems. Our neurosurgical devices and disposables compete against manufacturers of similar products, including those sold by Integra NeuroSciences. Also, we compete with smaller and larger specialized companies that do not otherwise focus on neurosurgery. Our products also compete with other technologies, such as handheld instruments and a variety of tissue removal systems designed for removing skull-based tumors. In the future, aggressive pharmaceutical intervention may adversely affect the demand for our surgical products.

Operations

Manufacturing and Supplies

We design, manufacture and assemble the majority of our ophthalmic and certain of our neurosurgical products in our facility in O’Fallon, Missouri. The bipolar electrosurgical generators (including the neurosurgical, pain control and other generator units) are manufactured in our facility in King of Prussia, Pennsylvania. The Vitratm and Supratm laser units and the Volk lenses and Optiflextm and Merlintm systems are manufactured by their respective manufacturers. Our products are assembled from raw materials and components supplied to us by third parties. Most of the raw materials and components we use in the manufacture of our products are available from more than one supplier. For some components, there are relatively few alternate sources of supply. However, we rely upon single source suppliers or contract manufacturers for a small portion of our disposable product line and for several key components of our Photontm light sources and our electrosurgical generators.

During the fiscal year ended July 31, 2010, we implemented lean manufacturing in virtually all of our disposable illumination and laser product lines. We have recently restructured our production operations from a traditional departmental model into six value streams. Each value stream has a dedicated management team to support the production, technical and quality aspects of our products. Lean concepts have also been implemented within our machining and instrument value streams on a limited basis with great success. We will continue to implement our lean initiative throughout the production value streams and expand into our accounting operations in the coming fiscal year. We estimate that we realized approximately $1.4 million of cost savings from this initiative during fiscal 2010.

During fiscal year 2009, the Company formed a Supply Chain Management department which merged the production planning department, the warehousing function and customer service department together. The Supply Chain Manager is responsible for the utilization of MRP within the information system. The implementation of MRP helped reduce days in inventory on hand from 265 days at July 31, 2008 to 233 days at July 31, 2009 and 196 days at July 31, 2010. In addition, our fill rate on our ‘A’ products (those products which provide over 80 percent of our sales) increased to 98.6 percent in July of 2010 based upon availability to fulfill customer orders at the time the order is placed.

In October 2005, we completed a 27,000 square foot addition to our 33,000 square foot manufacturing facility and headquarters in O’Fallon, Missouri. In July 2005, Valley Forge moved its Philadelphia manufacturing, engineering and assembly facility and its Oaks, Pennsylvania selling, general and administrative offices into a new facility located in King of Prussia, Pennsylvania. Effective May 1, 2005, Valley Forge entered into a combination sublease and lease agreement for this facility of approximately 13,500 square feet of office, engineering and manufacturing space for a term of four and one-half years, expiring October 31, 2009. In

November of 2008, this lease was extended through October 31, 2012. In August 2007, we leased approximately 10,000 square feet of additional space adjacent to our headquarters in O’Fallon, Missouri for a term of five years.

Government Regulations

Medical devices manufactured by the Company are subject to extensive regulation by governmental authorities, including federal, state and non-U.S. governmental agencies. The principal regulator in the United States is the Food and Drug Administration (the “FDA”).

FDA regulations are wide ranging and govern the production and marketing of medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling and promotion of devices, the maintenance and retention of certain records, the ability to track devices in distribution, the reporting of potential product defects and patient incidents, the export of devices and other matters.

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

We are also required to register with the FDA as a device manufacturer and to maintain compliance with the FDA’s Quality System Regulations (“QSRs”). The QSRs incorporate the requirements of Good Manufacturing Practice as well as other regulatory requirements of the FDA, which mandate detailed quality assurance and record-keeping procedures and subject manufacturers to unscheduled periodic quality system inspections. We conduct internal quality assurance audits throughout the manufacturing process.

We may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety or effectiveness claims. Further, we are required to comply with various FDA regulations for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device before marketing clearance has been received or promoting a cleared device for unapproved indications. Noncompliance with applicable regulatory requirements can result in enforcement action, which is more fully described in Part 1, Item 1A, “Risk Factors” section of this Annual Report on Form 10-K.

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

Intellectual Property

Our ability to effectively compete in our product markets depends in part on developing, improving, and maintaining proprietary aspects of our technology platforms. To maintain the proprietary nature of our technology, we rely on patents and patent applications, trade secrets, trademarks and know how. Patented and patent pending technology is used in most of our product lines, including our Malis® line of bipolar electrosurgical generators and accessories, our Photontm and Lumentm lines of illumination technology with complimentary accessories, the ultrasonic bone cutting tips, and various other reusable and disposable devices.

Currently, the Company owns 38 unexpired United States patents, the oldest of which was issued in 1994, and none of which will expire before 2012. We do not believe that the expiration of any one patent, or the expiration over time of all of our currently unexpired patents, will have a material, adverse effect on our business. The Company also has multiple pending U.S. patent applications, which we believe will, in due course, issue as patents. However, other companies and entities have filed patent applications or have obtained issued patents relating to devices, laser probes, endoillumination, light sources, monopolar and bipolar electrosurgical methods and devices, any of which may impact our ability to obtain patents in the future. When deemed appropriate for our business success, we will enforce and defend our patent rights.

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

In an effort to protect our trade secrets, we require our consultants, advisors and most of our employees to execute confidentiality agreements and, when appropriate, invention assignment agreements upon commencement of employment, or a consulting or advising relationship with us. These agreements typically provide that all confidential information developed or made known to the subject person during the course of that person’s relationship with us must be kept confidential and cannot be used, except in specified circumstances. When appropriate, these agreements also contain provisions requiring these individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by the subject person while employed or retained by the Company, subject to customary exceptions.

The Malis, Bi-Safe, Gentle Gel, Finest Energy Source Available for Surgery and Bident are our registered trademarks. Synergetics, Photon, Photon I, Photon II, P1, P2, DualWave, COAG, Advantage, Burst, Microserrated, Microfiber, Solution, TruMicro, DDMS, Kryoptonite, Diamond Black, Bullseye, One-Step, Pinnacle, Barracuda, aXcess, Flexx, Lumen, Lumenators, Veritas and Vivid product names are our trademarks. All other trademarks or tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners.

Backlog

We generally do not maintain a high level of backlog. As a result, we do not believe that our backlog at any particular time is indicative of future sales levels.

Employees

In October 2010, we had approximately 348 employees, of which 342 were full-time employees. However, a fully staffed operation, including planned replacements, is approximately 360 employees. From time to time, we retain part-time employees, engineering consultants, scientists and other consultants. All full-time employees are eligible to participate in our health benefit plan. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information, as of the date of this annual report on Form 10-K, with respect to the executive officers of the Company.

Name	Age	Position(s) with the Company

David M. Hable	55	President, Chief Executive Officer & Director
Kurt W. Gampp, Jr.	50	Executive Vice President, Chief Operating Officer & Director
Jerry L. Malis	78	Executive Vice President, Chief Scientific Officer & Director
Pamela G. Boone	47	Executive Vice President, Chief Financial Officer, Treasurer & Secretary

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

Pamela G. Boone joined the Company as its Chief Financial Officer in May 2005. Prior to this, Ms. Boone served as Vice President and Chief Financial Officer of Maverick Tube Corporation from 2001 until January 2005 and as Vice President, Treasurer and acting Chief Financial Officer until May 2005. Maverick Tube Corporation (“Maverick”), a Missouri-based company, was a leading North American producer of welded tubular steel products used in energy and industrial applications. From 1997 to 2001, Ms. Boone served as Maverick’s Corporate Controller. Ms. Boone coordinates and supervises the financial, accounting, human resources, information technology, and quality aspects of the Company.

Available Information

We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the

Exchange Act, through our internet website at www.synergeticsusa.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Special Note Regarding Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors.”

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

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks described below before making an investment decision.

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

Recent macro-economic issues involving the broad financial markets, including the housing and credit system and general liquidity issues in the securities markets have negatively impacted the economy and may have negatively affected our growth, and such issues may continue to affect growth in the future. In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results. Although purchases of our products are not often discretionary, the lack of health care insurance may cause some procedures to be delayed or postponed as long as possible. If the economic climate deteriorates further, some follow-on effects could impact our business, including insolvency of key suppliers resulting in product delays, delays in customer payments of outstanding accounts receivable and customer insolvencies, counterparty failures negatively impacting our operations and increased expense or inability to obtain future financing. We believe these issues have impacted the sales of our capital equipment during the fiscal year.

If any of our single source suppliers were to cease providing components, we may not be able to produce certain products.

Our products are assembled from raw materials and components supplied to us by third parties. Most of the raw materials and components we use in the manufacture of our products are available from more than one supplier. For some components, there are relatively few alternate sources of supply. However, we rely upon single source suppliers or contract manufacturers for a small portion of our disposable product line and for several key components of our Photontm light sources and our electrosurgical generators. Our profit margins and our ability to develop and deliver products on a timely basis may be adversely affected by the lack of alternative supply in the required timeframe.

The medical device industry is highly competitive, and we may be unable to compete effectively with other companies.

The medical technology industry is characterized by intense competition. We compete with established medical technology companies and early stage companies that have alternative solutions for the markets we serve or intend to serve. Many of our competitors have access to greater financial, technical, R&D, marketing, manufacturing, sales, distribution services and other resources than we do. Furthermore, our competitors may be more effective at implementing their technologies to develop commercial products. Certain of the medical indications that can be treated by our devices can also be treated by other medical devices or by medical practices that do not include a device, including pharmacology. The medical community widely accepts many alternative treatments and certain of these other treatments have a long history of use.

Our competitive position depends on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approvals for products under development and protect our intellectual property. We may need to develop new applications for our products to remain competitive. Technological advances, including pharmacology, by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success depends upon our ability to compete effectively against current technology, as well as respond effectively to technological advances, and upon our ability to successfully implement our marketing strategies and execute our R&D plan.

Our future results are dependent, in part, upon the successful transition of our neurosurgical products to our marketing partners.

During July 2009, the Company completed a reduction in personnel of approximately 10 percent of our workforce, including most of our direct neurosurgical sales force. The distribution of our neurosurgical products will continue through a combination of our existing marketing partners and potentially new, marketing partners or indirect distributors. The successful distribution will be dependent in part on:

•	their acceptance by our marketing partners;

•	their acceptance by the surgeon;

•	our ability to respond to our marketing partners’ needs; and

•	the reaction of our marketing partners’ competitors in this market.

Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.

Medical device companies are subject to rigorous regulation, including by the FDA and numerous other federal, state and foreign governmental authorities. These authorities and members of United States Congress have been increasing their scrutiny of our industry. In addition, certain states have recently passed or are considering legislation restricting our interactions with health care providers and requiring disclosure of payments to them.

Also, while recent case law has clarified that the FDA’s authority over medical devices preempts state tort laws, legislation has been introduced at the Federal level to allow state intervention. We anticipate that the government will continue to closely scrutinize our industry, and additional regulations by governmental authorities may increase compliance costs, exposure to litigation and other adverse effects to our operations.

A significant part of our neurosurgical products sales comes from a single customer, which makes us vulnerable to the loss of that customer.

Codman currently accounts for most of our total revenue from sales of our bipolar electrosurgical generators. During the fiscal year ended July 2010, revenue from sales of our bipolar electrosurgical generators, disposable bipolar forceps, cord tubing sets and royalty payments from Codman represented approximately 13.1 percent of the Company’s total net sales. Under our existing agreement with Codman, Codman distributes the third generation generator trademarked as the CMCtm III on an exclusive basis. Our existing agreement with Codman will expire by its own terms on December 31, 2011, unless extended by mutual agreement of the parties. During fiscal 2010, we delivered new prototypes of the CMCtm V to be released during fiscal 2011. In addition, we continue to develop new generators and additions to the disposable forceps line which will expand their reach to additional markets.

Our products may not be accepted in the market.

We cannot be certain that our current products or any other products we may develop or market will achieve or maintain market acceptance. We cannot be certain that our devices and the procedures they perform will be able to replace established treatments or that physicians or the medical community in general will accept and utilize our devices or any other medical products that we may develop.

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

Demand for our products may change because of evolving customer needs, the introduction of new products and technologies, the discovery of cures for certain medical problems, including pharmacology, evolving surgical practices and evolving industry standards. Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time causing our sales and operating results to suffer. The success of our new products will depend on several factors, including our ability to:

•	properly identify and anticipate customer needs;

•	obtain regulatory approval for new products;

•	achieve positive clinical outcomes;

•	commercialize new products in a cost-effective and timely manner;

•	manufacture and deliver products in sufficient volumes on time;

•	differentiate our products from those of our competitors;

•	satisfy the increased demands by health care payers, providers and patients for lower-cost procedures and shorter hospital stays and recovery times;

•	innovate and develop product designs and surgical techniques; and

•	provide adequate medical and/or customer education relating to new products and attract key surgeons to advocate these new products.

New products and enhancements usually require a substantial investment in R&D before we can determine the viability of the product. Our R&D process entails considerable uncertainty. Moreover, new products and enhancements may not produce revenues in excess of the R&D costs, and they may become obsolete by changing customer preferences or the introduction by our competitors of new technologies or features. Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs.

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

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include, but are not limited to:

•	general economic uncertainties and political concerns;

•	timing of customer capital availability and other selling and general expenditures;

•	receipt of necessary regulatory approvals;

•	the introduction of new products or product lines;

•	product modifications;

•	the level of market acceptance of new products;

•	the timing of R&D and other expenditures;

•	timing of the receipt of orders from, and product shipments to, distributors and customers;

•	changes in the distribution arrangements for our products;

•	manufacturing or supply delays;

•	the time needed to educate and train additional sales personnel;

•	costs associated with product introductions;

•	costs associated with defending our intellectual property; and

•	product returns.

The recent U.S. healthcare reform legislation could adversely affect our revenue and financial condition.

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “Healthcare Reform Acts”). Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the health care industry resulting from the enactment of the Healthcare Reform Acts do not take effect until 2014, including a requirement that most Americans carry health insurance. We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Healthcare Reform Acts could affect us adversely. The Healthcare

Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. Beginning in 2013, each medical device manufacturer will have to pay a tax in an amount equal to 2.3 percent of the price for which the manufacturer sells its medical devices in the United States. We manufacture and sell devices that will likely be subject to this tax. We could be adversely affected by, among other things, changes in the delivery or pricing of or reimbursement for medical devices.

Change in government legislation or regulation, trends toward managed care, health care cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale or the prices of our products.

For example:

•	There has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products and these entities may decide to stop purchasing their products or demand discounts on our prices.

•	Major third-party payers of hospital services, including Medicare, Medicaid and private health care insurers, are currently scrutinizing and challenging the coverage of new products and the level of reimbursement for covered products that could create downward price pressure on our products.

•	Recently, there has been an FDA-provided incentive for surgeons to move certain procedures from hospitals to ambulatory surgical centers, which may impact the demand for and distribution of our surgical products.

•	Numerous legislative proposals have been adopted which will result in major reforms in the United States health care system that could have an adverse effect on our business.

•	There is economic pressure to contain health care costs in international markets.

•	There have been initiatives by third-party payers to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

Both the pressures to reduce prices for our products in response to these trends and the decrease in the size of the market as a result of these trends could adversely affect our levels of revenues and profitability of our sales.

Delays in the receipt or failure to receive regulatory clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

Pursuant to the Medical Device Directive, the Company is audited annually. A negative audit could result in the removal of the CE marking on our products, which would effectively bar the sale of many of the Company’s products in the European market. Such a result would have a significant and material negative impact on the Company and its business. In addition, there are several other countries that require additional regulatory clearances.

We may be unable to obtain electrical safety approval to market our applicable products under development.

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

The intellectual property rights of others may adversely affect our ability to introduce new products or continue to sell existing products.

The medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and our competitors. Until recently, patent applications were maintained in secrecy in the United States until after the time the patent had been issued. Patent applications filed in the United States after November 2000 generally will be published 18 months after the filing date. However, since patent applications continue to be maintained in secrecy for at least some period of time, we cannot assure you that our technology does not infringe any patents, patent applications held by third parties or prior patents. We have, from time to time, been notified of, or have otherwise been made aware of, claims that we are infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders may offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable.

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

We plan to expand our international sales and distribution operations, and the success of our international operations is subject to significant uncertainties.

We believe that we must expand our international sales and distribution operations to have continued growth. In fiscal 2010, our sales to countries outside the U.S. represent approximately 32 percent of our total sales. In addition, we believe a similar proportion of products sold to marketing partners in the U.S. are distributed by these partners to their non-U.S. affiliates. We expect to sell an increasing portion of our products to customers overseas. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

•	difficulties and costs of staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	unexpected changes in international or local market regulatory requirements, including imposition of currency exchange controls;

•	longer accounts receivable collection cycles;

•	import or export licensing requirements;

•	potentially adverse tax consequences;

•	political and economic instability;

•	obtaining regulatory approvals for our products;

•	end-market and/or regional competition that may have competitive advantages;

•	potentially reduced protection for intellectual property rights; and

•	subjectivity of non-U.S. laws.

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

Our cash is maintained with a regional bank which may not be fully insured.

We maintain significant amounts of cash and cash equivalents at a financial institution that is in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

Efforts to acquire additional companies or product lines may consume managerial resources and we may incur or assume additional liabilities or experience integration problems.

We seek to acquire additional businesses or product lines for strategic reasons, including adding new products, new customers and increasing penetration with existing customers, adding new manufacturing capabilities or expanding into new geographic markets. Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. If we were to complete additional acquisitions, we may also experience:

•	difficulties integrating any acquired products into our existing business;

•	delays in realizing the benefits of the acquired products; or

•	diversion of our management’s time and attention to ongoing business.

The market price of our stock may be highly volatile.

The market price of our common stock could fluctuate substantially due to a variety of factors, including:

•	our ability to successfully commercialize our products;

•	the execution of new agreements and material changes in our relationships with companies with whom we contract;

•	quarterly fluctuations in results of operations;

•	announcements regarding technological innovations or new commercial products by us or our competitors or the results of regulatory filings;

•	market reaction to trends in sales, marketing and R&D and reaction to acquisitions;

•	sales of common stock by existing shareholders;

•	changes in key personnel;

•	economic and political conditions, including worldwide geopolitical events; and

•	fluctuations in the United States financial markets.

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

Many of our products are sold to non-U.S. distributorships which purchase our products via funds secured through assorted financing arrangements with third party financial institutions, including credit facilities and short-term loans. Increased interest rates could ultimately increase the overall cost of owning our products for the end user and, thereby, reduce product demand.

We face risks associated with our collaborative and marketing partner relationships.

Our collaborators may not pursue further development and commercialization of products resulting from collaborations with us or may not devote sufficient resources to the marketing and sales of such products. We cannot provide assurance that these types of relationships will continue over a longer period of time. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. If a collaborator elects to terminate its agreement with us, our ability to develop, introduce, market and sell the product may be significantly impaired and we may be forced to discontinue altogether the product resulting from the collaboration. We may not be able to negotiate alternative collaboration agreements on acceptable terms, if at all. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

Because we do not require training for users of our products, there exists a potential for misuse of our products, which could harm our reputation and our business.

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

Our primary office and manufacturing operations are conducted in a 60,000 square foot building owned by our wholly owned subsidiary, Synergetics Development Company, LLC, a Missouri limited liability company. The facility is located in O’Fallon, Missouri, approximately 25 miles west of St. Louis, Missouri. In August 2007, we leased approximately 10,000 square feet of additional space adjacent to our headquarters in O’Fallon, Missouri, for a term of five years expiring July 31, 2012. The additional space houses the Advanced Technology R&D Group and Medimold, originally a St. Peters, Missouri-based injection molding company that we purchased in June of 2008.

Effective May 1, 2005, we leased 13,500 square feet of office, assembly and manufacturing space in King of Prussia, Pennsylvania. The sublease and lease agreement for this facility is for a term of four and one-half years, which serves as office, engineering, and manufacturing space. In November of 2008, this lease was extended through October 31, 2012.

We believe that these facilities are suitable and adequate for our operations. Given our lean manufacturing initiative, we believe that we have the ability to generate additional production capacity using our existing manufacturing facilities.

Item 3.	Legal Proceedings

From time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of July 31, 2010, the Company has no litigation reserve recorded.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on The NASDAQ Capital Market under the ticker symbol “SURG.” The table below sets forth the range of high and low sales prices per share of the Company’s common stock as reported by The NASDAQ Capital Market for each of the quarterly periods within the fiscal years ended July 31, 2010 and 2009. None of the prices shown reflect retail mark-ups, mark-downs or commissions. For current price information, you are urged to consult publicly available sources.

	High	Low

Year ended July 31, 2009
Quarter ended October 29, 2008	$3.24	$1.06
Quarter ended February 3, 2009	$1.59	$0.70
Quarter ended May 4, 2009	$1.17	$0.74
Quarter ended July 31, 2009	$1.80	$0.97
Year ended July 31, 2010
Quarter ended October 31, 2009	$1.83	$1.15
Quarter ended January 31, 2010	$1.63	$1.19
Quarter ended April 30, 2010	$3.19	$1.15
Quarter ended July 31, 2010	$3.02	$2.27

The number of shareholders of Synergetics USA, Inc. as of October 4, 2010, was approximately 3,288 and included 153 shareholders of record and approximately 3,135 shareholders in nominee accounts.

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

The graph below compares the cumulative total stockholder return on an investment in our common stock, and the stocks of The NASDAQ Composite Stock Market and an index of a peer group of medical companies selected by the Company (the “Peer Group”) for the five-year period ended July 31, 2010. The Peer Group is composed of seven small companies with sales ranging from approximately $27 million to $91 million and whose primary business is medical devices: Bovie Medical Corporation, Endologix, Inc., Iridex, Micrus Endovascular Company, STAAR Surgical Company, Stereotaxis, Inc. and Vascular Solutions, Inc. The graph assumes the value of an investment of $100 in the common stock of each group or entity at August 1, 2005 and that all dividends were reinvested.

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The statements of income data for the years ended July 31, 2010, 2009 and 2008 and the balance sheet data as of July 31, 2010 and 2009 have been derived from audited consolidated financial statements of the Company included elsewhere in this report. The consolidated statements of income for the years ended July 31, 2007 and 2006 and the balance sheets data as of July 31, 2008, 2007 and 2006 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	For the Fiscal Years Ended July 31,
	2010	2009*	2008	2007	2006
	(In thousands, except per share data)

Statements of Income Data:
Sales	$52,075	$52,965	$50,063	$45,945	$38,246
Cost of Sales	22,166	23,550	20,101	18,943	14,238
Gross profit	29,909	29,415	29,962	27,002	24,008
Operating Income	6,040	3,125	5,208	1,518	5,004
Net income	5,733	1,595	2,663	845	3,081
Earnings per common share — Basic	$0.23	$0.07	$0.11	$0.03	$0.15	**
Earnings per common share — Diluted	$0.23	$0.07	$0.11	$0.03	$0.15	**

*	In the fourth quarter of fiscal 2009, the Company recorded an adjustment of approximately $975,000 or approximately $0.03 earnings per share, net of tax, primarily due to excess and discontinued inventory which was either contributed to a charitable organization or was discarded.

**	The fiscal year 2006 has not been adjusted to reflect the 4.59 shares received by the private company shareholders for each share of private company stock at the time of the reverse merger between Valley Forge and Synergetics forming Synergetics USA, Inc.

	As of Fiscal Years Ended July 31,
	2010	2009	2008	2007	2006
		(In thousands)

Balance Sheets Data:
Cash and cash equivalents	$18,669	$160	$500	$167	$243
Current assets	41,066	25,358	24,549	24,010	21,594
Total assets	73,095	58,080	58,396	58,616	51,329
Current liabilities	6,349	11,948	11,865	13,657	8,996
Long-term liabilities	22,520	8,002	10,174	11,524	10,028
Retained earnings	19,319	13,586	11,991	9,328	8,483
Stockholders’ equity	44,226	38,130	36,357	33,435	32,305

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

The Company is a medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical devices and consumables of the highest quality in order to assist and enable surgeons who perform microsurgery around the world to provide a better quality of life for their patients. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, handheld devices and the microscopic delivery of laser energy, ultrasound, electrosurgery, aspiration, illumination and irrigation, often delivered in multiple combinations. Enterprise-wide sales information is included in Note 16 to the consolidated audited financial statements.

New Product Sales

The Company’s business strategy has been, and is expected to continue to be, the development, manufacture and marketing of new technologies for microsurgery applications including the ophthalmic and neurosurgical markets. New products, which management defines as products first available for sale within the prior 24-month period, accounted for approximately $2.0 million, or 3.8 percent, of total sales for the Company for fiscal 2010. For fiscal 2009, new products accounted for approximately $3.6 million, or 6.8 percent, of total sales for the Company. These new product sales were primarily in our disposable products both in the ophthalmic and marketing partners’ markets. The Company’s past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by the Company. Since August 1, 2009, the Company has introduced 40 new catalogue items to the ophthalmic and neurosurgical markets. We expect adoption rates for the Company’s new products in the future to have a positive effect on its operating performance.

Growth in Minimally Invasive Surgery Procedures

Minimally invasive surgery is surgery performed without making a major incision or opening. Minimally invasive surgery generally results in less patient trauma, decreased likelihood of complications related to the incision and a shorter recovery time. A growing number of surgical procedures are performed using minimally invasive techniques, creating a multi-billion dollar market for the specialized devices used in the procedures. Based on our micro-instrumentation capability, we believe we are ideally positioned to take advantage of this growing market. The Company has developed scissors having a single activating shaft as small as 30 gauge (0.012 inch, 0.3 millimeter in diameter). This product was developed for ophthalmology but has wide ranging minimally invasive surgical applications. The Company’s Malis® line of electrosurgical bipolar generators is the market share leader in neurosurgical generators worldwide. These generators produce a unique and patented waveform that has been developed and refined over many decades and has proven to cause less collateral tissue damage as compared to other competing generators. The Sonopet power ultrasound system technology now owned by Stryker provides a different method for the minimally invasive removal of soft and fibrotic tissue, as well as bone removal through the use of ultrasonic tips provided by the Company to Stryker. The Company has benefited from the overall growth in this market and expects to continue to benefit as Stryker introduces new and improved technologies targeting this market.

Demand Trends

The Company’s sales declined 1.7 percent during the fiscal year ended July 31, 2010 compared with the previous fiscal year. The two most significant factors impacting this decrease were a $1.6 million decrease in sales due to the transitioning of our neurosurgery sales to our marketing partners and a $3.4 million, or 22.1 percent, decrease in capital equipment sales. These decreases were primarily offset by the growth in our disposable product sales of $2.5 million, or 6.7 percent.

A study performed for the Company by Market Scope LLC predicts a steady growth of 3.4 percent per year in vitrectomy surgery worldwide. Neurosurgical procedures on a global basis continue to rise at an estimated 5.0 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. In addition, the demand for high quality products and new technologies, such as the Company’s innovative devices and disposables, to support growth in procedures volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgical market.

Pricing Trends

Through its strategy of delivering new and higher quality technologies, the Company has generally been able to maintain the average selling prices for its products in the face of downward pressure in the healthcare industry. However, increased competition in the market for the Company’s capital equipment market segments, in combination with customer budget constraints and capital scarcity, has in some instances negatively impacted the Company’s selling prices on these devices.

Economic Trends

Economic conditions may continue to negatively impact capital expenditures at the hospital or surgical center and doctor level. Further, economic conditions in the United States negatively impacted the volume of the Company’s capital equipment sales during fiscal 2010. This was a contributing factor in the Company’s 1.7 percent decrease in sales during the 2010 fiscal year as compared to a growth rate of approximately 5.8 percent in the 2009 fiscal year.

Our Business Strategy

The Company’s key strategy is to enhance shareholder value through profitable revenue growth in ophthalmology and neurosurgery markets through the identification and development of reusable and disposable devices in conjunction with leading surgeons and marketing partners and to build out a strong operational infrastructure and financial foundation within which prudently financed growth opportunities can be realized and implemented. At the same time, we will maintain vigilance and sensitivity to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. In fiscal 2011, our driving strategic priorities are to drive the Company onto a different growth trajectory and to continue to enhance the profitability of our operational platform by focusing on manufacturing efficiencies. For additional detail on the Company’s Strategy, see Part I, Item 1, “Business — Strategy.”

Results of Operations

Year Ended July 31, 2010 Compared to Year Ended July 31, 2009

Net Sales

The following table presents net sales by category (dollars in thousands):

	Fiscal Year Ended
	July 31,		% Increase
	2010	2009	(Decrease)

Ophthalmic	$31,689	$29,981	5.7%
Direct Neurosurgery	8,175	13,968	(41.5)%
Marketing Partners	4,204	—	N/M

Total Neurosurgery	12,379	13,968	(11.4)%
OEM	7,878	8,538	(7.7)%
Other	129	478	(73.0)%

Total	$52,075	$52,965	(1.7)%

Ophthalmic sales grew 5.7 percent in fiscal 2010 compared to fiscal 2009. Domestic ophthalmic sales decreased 1.9 percent, while international ophthalmic sales increased 16.9 percent primarily due to sales of disposable products. Direct neurosurgery sales fell $5.8 million, or 41.5 percent, to $8.2 million in fiscal 2010 compared with fiscal 2009. This decline in neurosurgery sales was the result of the transition to Codman and Stryker under new marketing partner agreements during fiscal 2010. New sales to our domestic marketing partners comprised $4.2 million of sales in fiscal 2010, partially offsetting the loss in neurosurgery sales. Total neurosurgery sales including marketing partners declined $1.6 million, or 11.4 percent. Total OEM sales fell 7.7 percent to $7.9 million compared with $8.5 million in fiscal 2009.

The two most significant factors impacting the decrease in our sales during fiscal 2010 were the transition of our direct neurosurgery sales to our marketing partners which resulted in a $1.6 million decrease in our net sales and the significant decline in our capital equipment sales of approximately $3.4 million, or 22.1 percent, which came from hospitals tightly controlling their capital expenditure budgets during the fiscal year.. These decreases were primarily offset by the growth in our disposable product sales of $2.5 million, or 6.7 percent.

The following table presents domestic and international net sales (dollars in thousands):

	Fiscal Year Ended July 31,
	2010	2009	% Decrease

United States (including sales to marketing partners)	$35,417	$36,047	(1.7)%
International (including Canada)	16,658	16,918	(1.5)%

Total	$52,075	$52,965	(1.7)%

Domestic and international sales decreased 1.7 and 1.5 percent, respectively. Sales of domestic ophthalmology decreased 1.9 percent, while international ophthalmology sales increased 16.9 percent. Domestic neurosurgery sales decreased 38.4 percent and international neurosurgery sales decreased 47.4 percent. Sales to our marketing partners represented $4.2 million in sales during fiscal 2010, partially offsetting the loss of neurosurgery sales. Our international ophthalmic sales force at July 31, 2010 included 11 direct employees and approximately 47 non-U.S. distributors and independent sales representatives covering 60 countries.

Gross Profit

Gross profit as a percentage of net sales was 57.4 percent in fiscal 2010, compared to 55.5 percent in fiscal 2009. Gross profit as a percentage of net sales for fiscal 2010 compared to fiscal 2009 increased approximately 2.0 percentage points. There were several factors which impacted the gross profit margin increase in fiscal 2010: the elimination of a non-recurring $826,000 fourth quarter write-off in fiscal 2009 of inventory primarily due to excess and discontinued inventory, and improved absorption of both labor and overhead deriving from our lean manufacturing initiative, partially offset by the change in our sales mix arising from the increase in our international ophthalmic sales and from transitioning our neurosurgery product sales to our marketing partners. The Company continues to realize incremental savings from the lean manufacturing initiative and will continue to develop its internal resources to expand the lean initiative throughout the entire organization.

Operating Expenses

	Fiscal Year Ended
	July 31, 2010	July 31, 2009	July 31, 2008

R&D Expenditures (in thousands)	$3,008	$2,998	$2,654
Percentage of net sales	5.8%	5.7%	5.3%

R&D costs remained flat at $3.0 million when compared to fiscal 2009. As of July 31, 2010, there were 23 active, major projects in various stages of completion. The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers, and reflecting the need to keep such spending in line with what the Company can afford to spend. This results in an investment rate that is comparable to such spending by other medical device companies. The Company expects over the next few years to invest in R&D at a rate of approximately 5 to 7 percent of net sales. However, in fiscal 2011, the R&D investment rate may decline as development revenue from certain new products being developed with Stryker’s ultrasonic aspirator products will offset some of the Company’s internal R&D expenses.

Selling expenses, which consist of salaries, commissions and direct expenses, decreased approximately $2.3 million to $12.0 million, or 23.0 percent of sales, for the fiscal year ended July 31, 2010, compared to $14.3 million, or 26.9 percent of net sales, for the fiscal year ended July 31, 2009. In July 2009, the Company completed a reduction in personnel of approximately 10 percent of its workforce including most of its direct neurosurgical sales force. This realignment was designed to position the Company to attain increased profitability through the elimination of a substantial portion of its commercial expenses associated with direct distribution of these neurosurgical products. During the fourth quarter of fiscal 2010, the Company eliminated the remaining expenses associated with the direct distribution of its neurosurgical products and as such expects to see another decline in its selling expenses of approximately $1.4 million during fiscal 2011.

General and administrative expenses (“G&A”) decreased by approximately $127,000 during the fiscal year ended July 31, 2010 and as a percentage of net sales were 17.1 percent for the fiscal year ended July 31, 2010 as compared to 17.0 percent for the fiscal year ended July 31, 2009. The Company’s legal expenses decreased by $391,000 during the fiscal year ended July 31, 2010 compared to the fiscal year ended July 31, 2009 primarily due to elimination of the cost associated with the Alcon patent and trademark infringement lawsuit. The legal expense decrease was partially offset by various other increases.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award calculated using the Black-Scholes option pricing model, and is recognized over the directors’ and employees’ requisite service period. The Company will continue to grant options to its independent directors and officers but has begun to use restricted stock to provide incentive compensation for its non-officer employees. As of July 31, 2010, the future compensation cost expected to be recognized is approximately $50,000 in fiscal 2011, $22,000 in fiscal 2012, $19,000 in fiscal 2013, $23,000 in fiscal 2014, and $3,000 in fiscal 2015. However, the major portion of our compensation cost arises from our stock option grants to our directors, which is recognized pro-ratably over the year as the options vest. As of July 31, 2010, there was approximately $368,000 of total unrecognized compensation cost related to non-vested restricted-stock based compensation arrangements granted under a stock option plan adopted by Valley Forge in 2001. The cost is expected to be recognized over a weighted average period of five years, which is generally the vesting period.

Other Income/Expense

Other income in fiscal 2010 increased significantly to $2.8 million compared to an expense of $755,000 in fiscal 2009. The increase was primarily due to the one-time impact of the $817,000 gain from sale of the Omni® product line to Stryker and the $2.4 million in settlement gain from Alcon. In addition, interest expense decreased

$272,000 as the Company was able to pay down its lines of credit and other debt with the reductions in the carrying value of inventory, the proceeds from the sale of the Omni® product line and the settlement proceeds from Alcon.

Operating Income, Income Taxes and Net Income

Operating income for fiscal 2010 was $6.0 million, as compared to operating income of $3.1 million in the comparable 2009 fiscal period. The increase in operating income was primarily the result of a 1.7 percent decrease in net sales offset by a 5.9 percent decrease in cost of goods sold for a net increase in gross profit of $494,000. In addition, operating income was favorably impacted by a decrease of $2.3 million in sales and marketing expenses and a $127,000 decrease in G&A costs, partially offset by a slight increase in R&D costs.

For the fiscal year ended July 31, 2010, the Company recorded a $3.1 million income tax provision on a pre-tax income of $8.8 million, or 35.0 percent effective tax rate. For the fiscal year ended July 31, 2009, the Company recorded a $775,000 income tax provision on pre-tax income of $2.4 million, or 32.7 percent effective tax rate. The Company’s effective tax rate increased for the fiscal year ended July 31, 2010 due to the increase in pre-tax income, causing the relative portion of the provision that is made up by the research and experimentation credit and the manufacturing deduction to decrease. In addition, the research and experimentation credit expired as of December 31, 2009.

Net income increased by $4.1 million to $5.7 million for the fiscal year ended July 31, 2010, from $1.6 million for the same period in fiscal 2009. Basic and diluted earnings per share for the fiscal year ended July 31, 2010 increased to $0.23 from $0.07 for the fiscal year ended July 31, 2009. Basic weighted average shares outstanding increased from 24,459,749 at July 31, 2009 to 24,618,403 at July 31, 2010.

Year Ended July 31, 2009 Compared to Year Ended July 31, 2008

Net Sales

The following table presents net sales by category (dollars in thousands):

	Fiscal Year Ended
	July 31,		% Increase
	2009	2008	(Decrease)

Ophthalmic	$29,981	$28,019	7.0%
Direct Neurosurgery	13,968	12,925	8.1%
OEM (Codman, Stryker and Iridex)	8,538	8,347	2.3%
Other	478	772	(38.1)%

Total	$52,965	$50,063	5.8%

Ophthalmic sales growth for fiscal 2009 was led by growth in sales of disposable products which includes illumination products, laser probes and sales of new disposable packs. When comparing neurosurgery, net sales during the fiscal year ended 2009 were 8.1 percent greater than 2008, primarily attributable to the sales of disposable products related to electrosurgical generators and power ultrasonic aspirators. Sales to our OEM customers were up 2.3 percent to $8.5 million for the fiscal year ending July 31, 2009 primarily due to disposable products sold to Codman and Iridex and sales of pain control generators to Stryker, partially offset by a decrease in capital equipment sold to Codman due to the economic environment during fiscal 2009.

The following table presents domestic and international net sales (dollars in thousands):

	Year Ended July 31,
	2009	2008	% Increase

United States (including sales to OEM customers)	$36,047	$35,838	0.6%
International (including Canada)	16,918	14,225	18.9%

Total	$52,965	$50,063	5.8%

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

Gross Profit

Gross profit as a percentage of net sales was 55.5 percent in fiscal 2009, compared to 59.8 percent in fiscal 2008. The decrease in gross profit as a percentage of net sales from fiscal 2009 to fiscal 2008 was attributable primarily to an increase in sales of 5.8 percent compared to a cost of goods sold increase of 17.2 percent. Gross profit as a percentage of net sales from fiscal 2008 to fiscal 2009 decreased by approximately four percentage points primarily due to the change in mix toward our international products, reduced absorption of both labor and overhead on our capital equipment product lines and a $826, 000 fourth quarter write-off primarily due to excess and discontinued inventory which was either contributed to a charitable organization or was discarded.

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

Selling expenses, which consist of salaries, commissions and direct expenses, increased approximately $1.7 million to $14.3 million, or 26.9 percent of sales, for the fiscal year ended July 31, 2009, compared to $12.6 million, or 25.2 percent of net sales, for the fiscal year ended July 31, 2008. The increase in sales expenses as a percentage of net sales was primarily due to commissions paid on a 6.5 percent increase in commissionable sales which excludes sales to our OEM customers. In March 2009, the Company eliminated two positions within sales and marketing. In July 2009, the Company completed a reduction in personnel of approximately 10 percent of our workforce including most of our direct neurosurgical sales force. This realignment was designed to position the Company to attain increased profitability through the elimination of a substantial portion of our commercial expenses associated with direct distribution of these neurosurgical products.

G&A decreased by approximately $469,000 during the fiscal year ended July 31, 2009 and as a percentage of net sales were 17.0 percent for the fiscal year ended July 31, 2009 as compared to 19.0 percent for the fiscal year ended July 31, 2008. The Company experienced a decrease of approximately $388,000 in outside consulting costs on its Sarbanes-Oxley compliance efforts, primarily due to efforts to further internalize documentation processes and procedures. The Company also experienced a decrease of approximately $100,000 in audit costs, as its external auditors were not required to attest to the Company’s internal control over financial reporting due to the Company’s qualification as a smaller reporting company. The Company’s legal expenses increased by $331,000 during the fiscal year ended July 31, 2009 compared to the fiscal year ended July 31, 2008 primarily due to the cost associated with the Alcon patent and trademark infringement lawsuit. Directors’ fees increased $176,000 due to each independent director serving as the principal executive officer of the Company on a weekly rotating basis for the first six months of the fiscal year while the Board was conducting a search for a new CEO. In addition, the directors serving as the principal executive officer also caused salaries and benefits to decrease by approximately $150,000.

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

For the fiscal year ended July 31, 2009, the Company recorded a $775,000 income tax provision on a pre-tax income of $2.4 million, or 32.7 percent effective tax rate. For the fiscal year ended July 31, 2008, the Company recorded a $1.4 million income tax provision on pre-tax income of $4.1 million, or 35.1 percent effective tax rate. The Company’s effective tax rate decreased for the fiscal year ended July 31, 2009 due to the decrease in pre-tax income, causing the relative portion of the provision that is made up by the research and experimentation credit and the manufacturing deduction to increase.

Net income decreased by $1.1 million to $1.6 million for the fiscal year ended July 31, 2009, from $2.7 million for the same period in fiscal 2008. Basic and diluted earnings per share for the fiscal year ended July 31, 2009 decreased to $0.07 from $0.11 for the fiscal year ended July 31, 2008. Basic weighted average shares outstanding increased from 24,321,713 at July 31, 2008 to 24,459,749 at July 31, 2009.

Liquidity and Capital Resources

The Company had $18.7 million in cash and cash equivalents and total interest-bearing debt of $4.1 million as of July 31, 2010.

Working capital, including the management of inventory and accounts receivable, is a management focus. At July 31, 2010, the Company had an average of 63 days of sales outstanding (“DSO”) in accounts receivable. The 63 DSO at July 31, 2010 was comparable to July 31, 2009 and July 31, 2008 utilizing the trailing twelve months of sales.

At July 31, 2010, the Company had 196 days of inventory on hand. The inventory on hand was favorable to July 31, 2009 by 37 days and favorable by 69 days to July 31, 2008 utilizing the trailing twelve months of cost of sales. Although management attained its goal of reducing inventory to $13.0 million, it is focused on continued maintenance of that goal and will look at other means to reduce its days of inventory on hand even further without impact to its customer service goals.

Cash flows provided by operating activities were $27.3 million for the year ended July 31, 2010, compared to cash flows provided by operating activities of approximately $492,000 for the comparable fiscal 2009 period. The increase of approximately $26.8 million was primarily attributable to the impact of the settlement proceeds from Alcon which were approximately $19.0 million. In addition, the increase was attributable to net increases applicable to net income of $4.1 million, decrease in inventories of $3.5 million, increases in accounts payable of $928,000 and increases in income taxes payable of $1.0 million offset in part by net decreases applicable primarily to the elimination of the gain on sale of the assets related to the Omni® product line of $817,000 and lower accrued expenses of $708,000.

Cash flows provided by investing activities were $337,000 for the year ended July 31, 2010, compared to cash used in investing activities of $816,000 for the comparable fiscal 2009 period. During the year ended July 31, 2010, cash additions to property and equipment were $1.1 million, compared to $749,000 for fiscal 2009. Increases in cash additions in fiscal 2010 to property and equipment were primarily due to the purchase of machinery and equipment to meet the increased demand of our marketing partners. Proceeds from the sale of the Omni® product line were approximately $1.5 million during the fiscal year ended July 31, 2010.

Cash flows used in financing activities were approximately $9.1 million for the year ended July 31, 2010, compared to cash used in financing activities of $16,000 for the year ended July 31, 2009. The increase of $9.1 million was attributable primarily to the decrease in net borrowings on the lines-of-credit of $5.0 million and principal payments on revenue bonds payable and long-term debt of $4.1 million. The Company paid off its lines-of-credit and one of its outstanding revenue bonds during fiscal 2010. In fiscal 2010, 2009 and 2008, the proceeds of the lines-of-credit were used to pay Iridex $800,000, $800,000 and $800,000 on April 15, 2010, April 15, 2009 and April 16, 2008, respectively, as the parties had reached a settlement of the lawsuit.

The Company had the following committed financing arrangements as of July 31, 2010:

Revolving Credit Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of July 31, 2010, interest under the facility is charged at 2.32 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at July 31, 2010. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2009, to extend the termination date through November 30, 2010. The Company expects this credit facility to be renewed.

The facility has two financial covenants:  a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2010, the Company’s leverage ratio was 1.47 times and the minimum fixed charge coverage ratio was 1.75 times. Collateral availability under the line as of July 31, 2010 was approximately $7.3 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Non-U.S. Receivables Revolving Credit Facility: The Company has a non-U.S. receivables revolving credit facility with a bank which allows for borrowings of up to $1.75 million with an interest rate based on LIBOR plus 3.0 percent. Pursuant to the terms of this facility, under no circumstance shall the rate be less than 3.5 percent per annum. The facility is charged an administrative fee of 1.0 percent. There were no borrowings under this facility at July 31, 2010. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. This credit facility has no financial covenants and was amended on November 30, 2009, to extend the termination date through November 30, 2010. Collateral availability under the facility was approximately $900,000 at July 31, 2010. The Company expects this credit facility to be renewed.

Equipment Line of Credit:  Under this credit facility, the Company may borrow up to $1.0 million, with interest currently at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this line as of July 31, 2010. The equipment line of credit was amended on November 30, 2009, to extend the maturity date to November 30, 2010. The Company expects this credit facility to be renewed.

Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital (including taxes due on the Alcon settlement), capital expenditure and debt service needs for the next twelve months.

Contractual Obligations

The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following illustrates the Company’s contractual obligations as of July 31, 2010:

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Revenue Bonds Payable(1)	$1,728,000	$1,728,000	—	—	—
Malis® Tradename Note Payable(2)	911,000	598,000	$313,000	—	—
Settlement Obligation(3)	1,600,000	800,000	800,000	—	—
Operating Leases(4)	638,000	308,000	323,000	$7,000	—

Total Contractual Obligations	$4,877,000	$3,434,000	$1,436,000	$7,000	$—

(1)	Amount represents the expected cash payments for our revenue bonds payable through December 1, 2011. The Company expects to retire this bond in the next twelve months.

(2)	Amount represents the expected cash payment on the note payable to the estate of the late Dr. Leonard I. Malis. The note includes interest at an imputed rate of 6.0 percent.

(3)	Amount represents the expected cash payment on the settlement obligation to Iridex. The note includes interest at an imputed rate of 8.0 percent.

(4)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future cash payment would change if we exercised these renewal options or if we entered into additional operating lease agreements.

Use of Estimates and Critical Accounting Policies

The financial results of the Company are affected by the selection and application of accounting policies and methods. Significant accounting policies which require management’s judgment are discussed below.

Revenue Recognition

The Company records revenue from product sales when the revenue is realized and the product is shipped from its facilities. This includes satisfying the following criteria: the arrangement with the customer is evident, usually through receipt of a purchase order; the sales price is fixed and determinable; delivery to the carrier has occurred; and collectability is reasonably ensured. Freight and shipping billed to customers is included in net sales, and the cost of shipping is included in cost of sales. Sales tax billed to customers is included as a liability as products are shipped.

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

Deferred Revenue

On April 23, 2010, the Company entered into a Settlement and License Agreement with Alcon pursuant to which Alcon paid to the Company $32.0 million. The net proceeds were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third fiscal quarter. The remaining $19.0 million has been accounted for as an up-front license fee under the Settlement and License Agreement and will be deferred and recognized as earned over a period of up to fifteen years based upon the units shipped to Alcon under a Supply Agreement entered pursuant to the settlement. Significant and unanticipated changes to the forecasted unit volume over the life of the agreement or changes in the expected contribution margins associated with these products could change the timing of the revenue recognized under this agreement.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, the Company records an allowance against amounts due to reduce the net recognized receivable to the amount that management reasonably expects to collect. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, historical experience and credit insurance. If the financial condition of customers or the length of time that receivables are past due were to change, the Company may change the recorded amount of allowances for doubtful accounts in the future.

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

Goodwill

As of July 31, 2010, we have recorded $10.7 million of goodwill. We perform purchase price allocations including recognition of intangible assets when we make a business combination. The excess of the purchase price after the allocation of fair values to tangible assets and identifiable intangibles is allocated to goodwill. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized and whether the assets have finite or indefinite lives for amortization purposes. Currently, we have one reporting unit.

We perform our annual impairment test on goodwill in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35. Absent any impairment indicators, goodwill is tested for impairment on an annual basis. The Company performs its impairment tests during the fourth fiscal quarter. Our tests may include three approaches to determine the fair value of our reporting unit. The first approach is Discounted Cash Flows, which focuses on our expected cash flows available for common equity owners. Net cash flows to equity is defined as our earnings plus depreciation, amortization and interest expense or EBITDA less our estimated usage of cash for debt, capital expenditures and working capital changes. The resulting net cash flows and the terminal value (our value of invested capital at the end of the five year projection period) are then discounted to derive an indication of the present value of the Company’s invested capital. Interest-bearing debt is then subtracted to arrive at the Company’s fair value of equity. This valuation method is dependent upon management’s assumptions made regarding future cash flow and cash requirements and the discount factor used to determine the present value of our future cash flows. If necessary, we would also analyze two additional valuation methods: the Guideline Company approach and the Market Capitalization approach. The Guideline Company approach focuses on comparing the Company to selected reasonably similar, publicly traded companies. Under this approach, valuation multiples are: (i) derived from operating data of selected similar companies; (ii) evaluated and adjusted based on our strengths and weaknesses relative to this selected group of guideline companies; and (iii) applied to our revenues and EBITDA to arrive at an indication of invested capital. Interest bearing-debt is subtracted and a control premium and cash balances are added to arrive at the fair value of the Company’s equity. This valuation approach is dependent upon the assumption that our value can be evaluated by analysis of our earnings and strengths and weaknesses relative to the selected similar companies and an appropriate control premium can be determined. The Market Capitalization Approach focuses on the Company’s market capitalization over a period of time and applies a control premium to arrive at an indication of fair value. This valuation approach is dependent upon the performance of our stock and the control premiums utilized in acquisitions completed in the healthcare equipment and supplies industry.

The fair value determined under the Discounted Cash Flows methodology in fiscal 2010 resulted in an indication of value which exceeded the book value of the reporting unit by approximately 127 percent. Significant and unanticipated changes to these assumptions or the Company’s operating performance could require a provision for impairment in a future period.

Other Intangibles

As of July 31, 2010, we have recorded $5.9 million of indefinite-lived intangible assets for the Malis® trademark. The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark. The Company intends to use the trademark indefinitely, and therefore, its useful life is not limited to any specific product. We perform impairment tests on the carrying value of our indefinite-lived intangible assets at least annually at the end of July or sooner if we identify an event suggesting possible impairment of the value of this asset. We test indefinite-lived intangible assets for impairment using the Discounted Cash Flow methodology, which focuses on our expected cash flows derived from the use of the intangible asset. With respect to the trademark, the expected cash flows are reduced by the related income taxes and debt. The indication of value for the trademark exceeds its book value by approximately 42 percent as of July 31, 2010. Significant and unanticipated changes to either the market for the Malis® banded products or our contract authorizing the use of the Malis® trademark could require a provision for impairment in a future period.

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

Tax Assets and Liabilities

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if its “more likely than not” that some portion or all of the deferred tax asset not be realized. In our annual evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income in our tax jurisdictions and available tax planning strategies. If actual results differ from these assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period this determination is made. At July 31, 2010, we had deferred tax assets related to net foreign operating loss carryforwards with a tax value of $1.3 million. These net foreign operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred. The Company has not established a valuation allowance for these deferred tax assets based upon projected future taxable income, the expiration dates of these carryforwards and various tax planning strategies.

In addition, the calculations of our tax liabilities involve dealing with uncertainties in the application of complex tax regulation. On August 1, 2007, we adopted the provisions of ASC Topic 740 related to uncertain tax positions. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of certain outcomes. We reevaluate these positions on a quarterly basis including an analysis of changes in facts or circumstances, changes in tax law, effectively settled issues or net audit activity. Such a change in recognition or measurement would result in the recognition of an additional charge to the tax provision.

Stock-Based Compensation

The Company utilizes FASB ASC Topic 718, “Compensation — Stock Compensation” in accounting for its employee stock options. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. Of the inputs into the Black-Scholes option pricing model, the one that can impact the value of the options the most is the volatility factor. For awards occurring in fiscal year ended July 31, 2010, the Company has utilized a volatility factor of 77.8 percent in this calculation. In addition, the Company utilized an expected average risk-free interest rate of 2.35 percent, an expected average life of 10 years and no expected dividends.

Recent Accounting Pronouncements

Information about recent accounting pronouncements is included in Note 19 to the consolidated audited financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $18.7 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 70 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 35 basis points would decrease the amount of interest income from these funds by approximately $67,000.

The Company has two revolving credit facilities and an equipment line of credit facility in place. The revolving credit facilities had no outstanding balance at July 31, 2010, bearing interest at a current rate of LIBOR plus 2.0 percent. The non-U.S. revolving credit facility had no outstanding balance at July 31, 2010. Balances on this credit facility currently bear interest at one-month LIBOR plus 3.0 percent. The equipment line of credit facility had no outstanding balance at July 31, 2010, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these three facilities.

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

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our

Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2010. Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on our evaluation we have concluded our internal control over financial reporting was effective as of July 31, 2010.

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm — This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the heading, “Executive Officers of the Registrant” in Part I, Item I of this Annual Report on Form 10-K is incorporated herein by reference. In addition, certain information required by this Item 10 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference. The following sections of such proxy materials are herein incorporated by reference: “Election of Directors,” information regarding the identification of the members of the Audit Committee of the Company and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

During the fourth quarter of fiscal 2010, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

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

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all of our equity compensation plans as of July 31, 2010.

Number of Securities
Available for Future
Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity Compensation Plans Approved By Security Holders	576,695	$2.08	790,404
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	576,695	$2.08	790,404

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(c) None.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Audited Financial Statements
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements for the fiscal years ended July 31, 2010, 2009 and 2008	F-2
Consolidated Balance Sheets as of July 31, 2010 and 2009	F-3
Consolidated Statements of Income for the years ended July 31, 2010, 2009 and 2008	F-4
Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2010, 2009 and 2008	F-5
Consolidated Statements of Cash Flows for the years ended July 31, 2010, 2009 and 2008	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules
Schedule II — Valuation Allowances and Qualifying Accounts	F-24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Synergetics USA, Inc.

We have audited the accompanying consolidated balance sheets of Synergetics USA, Inc. and Subsidiaries as of July 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2010. Synergetics USA, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergetics USA, Inc. and Subsidiaries as of July 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/  UHY LLP

St. Louis, Missouri
October 12, 2010

Synergetics USA, Inc. and Subsidiaries

Consolidated Balance Sheets
July 31, 2010 and 2009

	2010	2009
	(Dollars in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$18,669	$160
Accounts receivable, net of allowance for doubtful accounts of $282 and $330, respectively	9,056	9,105
Inventories	11,891	15,025
Prepaid expenses	792	414
Deferred income taxes	658	654

Total current assets	41,066	25,358
Property and equipment, net	8,044	7,914
Intangible and other assets
Goodwill	10,690	10,690
Other intangible assets, net	12,353	13,135
Deferred expenses	—	2
Patents, net	870	918
Cash value of life insurance	72	63

Total assets	$73,095	$58,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Excess of outstanding checks over bank balance	$—	$75
Lines-of-credit	—	5,035
Current maturities of long-term debt	1,398	1,856
Current maturities of revenue bonds payable	116	249
Accounts payable	1,800	1,822
Accrued expenses	2,624	2,874
Income taxes payable	11	37
Deferred revenue	400	—

Total current liabilities	6,349	11,948

Long-Term Liabilities
Long-term debt, less current maturities	939	2,665
Revenue bonds payable, less current maturities	1,612	3,414
Deferred revenue	18,630	—
Deferred income taxes	1,339	1,923

Total long-term liabilities	22,520	8,002

Total liabilities	28,869	19,950

Commitments and contingencies (Notes 10 and 17)
Stockholders’ Equity
Common stock at July 31, 2010 and July 31, 2009, $0.001 par value, 50,000,000 shares authorized; 24,772,155 and 24,454,256 shares issued and outstanding, respectively	25	24
Additional paid-in capital	24,905	24,520
Retained earnings	19,319	13,586
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(23)	—
Total stockholders’ equity	44,226	38,130

Total liabilities and stockholders’ equity	$73,095	$58,080

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended July 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands, except share and per share data)

Net sales	$52,075	$52,965	$50,063
Cost of sales	22,166	23,550	20,101

Gross profit	29,909	29,415	29,962

Operating expenses
Research and development	3,008	2,998	2,654
Selling	11,958	14,262	12,601
General and administrative	8,903	9,030	9,499

	23,869	26,290	24,754

Operating income	6,040	3,125	5,208

Other income (expenses)
Investment income	38	5	6
Interest expense	(491)	(763)	(1,129)
Settlement gain	2,398	—	—
Gain on sale of product line	817	—	—
Miscellaneous	23	3	17

	2,785	(755)	(1,106)

Income before provision for income taxes	8,825	2,370	4,102
Provision for income taxes	3,092	775	1,439

Net income	$5,733	$1,595	$2,663

Earnings per share:
Basic	$0.23	$0.07	$0.11

Diluted	$0.23	$0.07	$0.11

Basic weighted average common shares outstanding	24,618,403	24,459,749	24,321,713
Diluted weighted average common shares outstanding	24,672,605	24,493,263	24,474,840

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
Years Ended July 31, 2010, 2009 and 2008

		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share data)

Balance, August 1, 2007	$24	$24,083	$9,328	$—	$33,435
Net income	—	—	2,663	—	2663
Restricted stock grants	—	125	—	—	125
Stock-based compensation	—	99	—	—	99
Proceeds from stock options exercised	—	30	—	—	30
Tax benefit associated with stock option exercises	—	5	—	—	5

Balance, July 31, 2008	24	24,342	11,991	—	36,357
Net income	—	—	1,595	—	1,595
Restricted stock grants	—	40	—	—	40
Stock-based compensation	—	138	—	—	138

Balance, July 31, 2009	24	24,520	13,586	—	38,130
Net income	—	—	5,733	—	5,733
Foreign currency translation adjustment	—	—	—	(23)	(23)

Total comprehensive income					5,710
Restricted stock grants	1	114	—	—	115
Stock-based compensation	—	172	—	—	172
Proceeds from stock options exercised	—	68	—	—	68
Tax benefit associated with stock option exercises	—	31	—	—	31

Balance, July 31, 2010	$25	$24,905	$19,319	$(23)	$44,226

See Notes to Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended July 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands, except share data)
Cash Flows from Operating Activities
Net income	$5,733	$1,595	$2,663
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,053	1,052	1,013
Amortization	879	908	977
Provision for doubtful accounts receivable	(48)	88	23
Stock-based compensation	287	178	224
Deferred income taxes	(588)	(427)	(407)
(Gain) loss on sale of equipment	(16)	2	5
(Gain) on sale of product line	(817)	—	—
Changes in assets and liabilities
(Increases) decreases in:
Accounts receivable	(265)	(600)	(352)
Income taxes receivable	—	—	473
Inventories	3,016	(457)	(318)
Prepaid expenses	(389)	(53)	(31)
(Decrease) increase in:
Accounts payable	(87)	(1,015)	474
Accrued expenses	(453)	255	(80)
Income taxes payable	(26)	(1,034)	1,071
Deferred revenue	19,030	—	—

Net cash provided by operating activities	27,309	492	5,735

Cash Flows from Investing Activities
Acquisition of a business	—	(40)	(40)
Proceeds on the sale of equipment	16	1	19
Purchase of property and equipment	(1,133)	(749)	(957)
Acquisition of patents and other intangibles	(64)	(20)	(199)
Proceeds from the sale of Omni® product line	1,527	—	—
Increase in cash value of life insurance	(9)	(8)	(9)

Net cash provided (used) in investing activities	337	(816)	(1,186)

Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	(75)	75	(531)
Net borrowings (repayments) on lines-of-credit	(5,035)	1,748	(2,428)
Principal payments on revenue bonds payable	(1,935)	(228)	(249)
Proceeds from long-term debt	—	—	823
Principal payments on long-term debt	(1,620)	(1,080)	(1,366)
Tax benefit associated with the exercise of non-qualified stock options	31	—	5
Payment on debt incurred for acquisition of trademark	(564)	(531)	(500)
Proceeds from the issuance of common stock	68	—	30

Net Cash (used in) financing activities	(9,130)	(16)	(4,216)

Foreign exchange rate effect on cash and cash equivalents	(7)	—	—

Net (decrease) increase in cash and cash equivalents	18,509	(340)	333
Cash and cash equivalents
Beginning	160	500	167

Ending	$18,669	$160	$500

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$510	$781	$1,145
Income taxes paid	3,692	2,237	299
Supplemental Schedule of Non-cash Investing and Financing Activity
Purchase of equipment included in accounts payable	65	61	161
Transfer from prepaid expense to patents	—	—	13
Amount owed on acquisition of business	—	—	40

See Notes to Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:  Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical devices, capital equipment, accessories and disposables of the highest quality in order to assist and enable surgeons who perform microsurgery around the world to provide a better quality of life for their patients. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri and King of Prussia, Pennsylvania. During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.

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

Concentration of credit risk:  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are primarily held in a money market account in a bank and currently exceed the FDIC insurance limit. Generally these deposits can be redeemed upon demand and therefore, bear minimal risk.

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

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Patents:  Incremental legal and other costs to obtain the patent are capitalized to a patent asset. Salaries, benefits and other direct costs of product development are expensed as operating expenses in research and development (“R&D”) costs. Patents are amortized to operations under the straight-line method over the remaining statutory life of the patent. Total amortization for the years ended July 31, 2010, 2009 and 2008 was $879,000, $908,000 and $977,000, respectively.

Deferred revenue:  On April 23, 2010, the Company entered into a Confidential Settlement and License Agreement with Alcon, Inc. and certain of its affiliates (“Alcon”) pursuant to which Alcon paid to the Company $32.0 million. The net proceeds were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third quarter of fiscal 2010. The remaining $19.0 million has been accounted for as an up-front license fee under the Confidential Settlement and License Agreement and will be deferred and recognized as earned over a period of up to fifteen years based upon the units shipped to Alcon under a Supply Agreement entered pursuant to the settlement.

Impairment of long-lived assets (excluding goodwill and other intangibles):  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. Measurement of an impairment loss for long-lived assets and certain identifiable assets that management expects to hold and use is based on the fair value of the asset. Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell.

Product warranty:  The Company provides a warranty against manufacturing and workmanship defects. Under the Company’s general terms and conditions of sale, liability during the warranty period (typically three years) is limited to repair or replacement of the defective item. The Company’s warranty cost is not material.

Income taxes:  The Company accounts for income taxes under Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under ASC Topic 740, the deferred tax provision is determined using the liability

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In addition, under ASC Topic 740, the Company may recognize tax liabilities when, despite the Company’s belief that its tax return positions are supported, the Company believes that certain positions may not be fully sustained upon review by tax authorities. The Company has identified no uncertain tax positions subsequent to the adoption of this standard on August 1, 2007.

The Company’s policy is to recognize interest and penalties through income tax expense. As of July 31, 2010, the 2007 — 2009 tax years remain subject to examination by major tax jurisdictions. There are no federal, state or non-U.S. income tax audits in process as of July 31, 2010.

Fair value of financial instruments:  Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. No impairment indicators existed as of July 31, 2010.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. As of July 31, 2010, 2009 and 2008, the carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amount of notes and revenue bonds payable and long-term debt is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities.

Foreign currency translation:  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of income amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). The foreign currency translation adjustment is the only component of accumulated other comprehensive loss. Foreign currency translation adjustments exclude income tax expense (benefit) given that the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

Revenue recognition:  The Company records revenue from product sales when the revenue is realized and the product is shipped from its facilities. This includes satisfying the following criteria: the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed and determinable; delivery to the carrier has occurred; and collectability is reasonably ensured. Freight and shipping billed to customers is included in net sales, and the cost of shipping is included in cost of sales. Sales tax billed to customers is included as a liability as products are shipped.

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

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Advertising:  The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $41,600, $63,400 and $142,400 for the years ended July 31, 2010, 2009 and 2008, respectively.

Royalties:  The Company pays royalties to doctors and medical institutions for providing assistance in the design of various devices and components. Royalties are paid quarterly based on the sales of the instrument or components. Royalty expense was approximately $830,800, $1,172,500 and $971,600 for the years ended July 31, 2010, 2009 and 2008, respectively.

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

	Year Ended July 31,
	2010	2009	2008

Numerator:
Net Income	$5,733	$1,595	$2,663
Denominator:
Weighted average common shares and denominator for basic calculation	24,618,403	24,459,749	24,321,713
Stock options and restricted stock	54,202	33,514	153,127

Denominator for diluted calculation	24,672,605	24,493,263	24,474,840

Net income per share — basic	$0.23	$0.07	$0.11
Net income per share — diluted	$0.23	$0.07	$0.11

Segment reporting:  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker or group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision maker reviews the results of operations and requests for capital expenditures based on one industry segment: producing and selling products and procedures for minimally invasive surgery, primarily for vitreoretinal surgery and neurosurgery. The Company’s entire revenue is generated through this segment. Revenues are attributed to countries based upon the location of end-user customers or distributors.

Subsequent events:  The Company has evaluated subsequent events through the date of issuance of the financial statements.

Note 2.	Mergers and Acquisitions

In June 2008, the Company purchased Medimold, Inc., a Missouri based operation specializing in plastic injection molding for $80,000 in cash consideration. Medimold, Inc. designs, engineers, and manufactures quality,

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

specialized medical tools and devices through their plastic injection molding technology. The Company is incorporating the technology into its operations by moving currently machined parts to the Medimold, Inc. platform. The acquisition is also expected to enhance component quality, expand the Company’s manufacturing capacity, and provide greater component inventory control. The purchase price was allocated based upon the fair value of the assets acquired, with the excess of such purchase price over the fair value of the acquired assets being allocated to goodwill.

Note 3.	Marketing Partner Agreements

The Company sells a portion of its generators, devices and accessories to two U.S. based national and international marketing partners as described below:

Codman & Shurtleff, Inc. (“Codman”)

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 25 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson. On April 2, 2009, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories effective January 1, 2009. In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. Both agreements expire on December 31, 2011.

On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman. Under the terms of the revised agreement, Codman has the exclusive right to market and distribute the Company’s branded disposable forceps in fiscal 2010 produced by Synergetics. Codman began distribution of the disposable bipolar forceps on December 1, 2009 domestically and February 1, 2010, internationally.

Total sales to Codman and its respective percent of the Company’s net sales in the fiscal years ended July 31, 2010, 2009 and 2008, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement were as follows (dollars in thousands):

	July 31,	July 31,	July 31,
	2010	2009	2008

Net Sales	$6,823	$5,334	$6,041
Percent of net sales	13.1%	10.1%	12.1%

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

On March 31, 2010, the Company entered into an additional strategic agreement with Stryker including the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® ultrasonic aspirator product line. The gain from the sale of the Omni® product line to Stryker was $817,000 in the third quarter of fiscal 2010. In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the ultrasonic aspirator console and handpieces and pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator products.

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Total sales to Stryker and its respective percent of the Company’s net sales in the fiscal years ended July 31, 2010, 2009 and 2008, include the historical sales of pain control generators, and accessories that the Company has supplied in the past as well as the disposable ultrasonic instrument tips sales and certain other consumable products in fiscal 2010 resulting from the new agreements were as follows (dollars in thousands):

	July 31,	July 31,	July 31,
	2010	2009	2008

Net Sales	$4,811	$2,618	$2,008
Percent of net sales	9.2%	4.9%	4.0%

No other customer comprises more than 10 percent of sales in any given quarter.

Note 4.	Inventories

Inventories as of July 31, 2010 and 2009 were as follows (dollars in thousands):

	2010	2009

Raw material and component parts	$5,225	$6,058
Work in progress	2,050	2,723
Finished goods	4,616	6,244

	$11,891	$15,025

In the fourth quarter of fiscal 2009, the Company recorded an adjustment of approximately $826,000 due to excess and discontinued finished goods inventory which were either contributed to a charitable organization or were discarded.

Note 5.	Property and Equipment

Property and equipment as of July 31, 2010 and 2009 were as follows (dollars in thousands):

	2010	2009

Land	$730	$730
Building and improvements	5,929	5,782
Machinery and equipment	6,136	5,363
Furniture and fixtures	736	720
Software	363	336
Construction in progress	232	166

	14,126	13,097
Less accumulated depreciation	6,082	5,183

	$8,044	$7,914

Depreciation expense is included in both cost of sales and selling, general and administrative expenses. There are no long-lived assets outside of the United States. Depreciation expense for the years ended July 31, 2010, 2009 and 2008 was $1,053,000, $1,052,000 and $1,013,000, respectively.

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 6.	Other Intangible Assets

Information regarding the Company’s other intangible assets is as follows (dollars in thousands):

	Gross Carrying	Accumulated
	Value	Amortization	Net
		July 31, 2010

Proprietary know-how	$4,057	$1,544	$2,513
Trademark	5,923	—	5,923
Licensing agreement	5,834	1,917	3,917
Patents	1,387	517	870

	$17,201	$3,978	$13,223

		July 31, 2009

Proprietary know-how	$4,057	$1,295	$2,762
Trademark	5,923	—	5,923
Licensing agreement	5,834	1,384	4,450
Patents	1,335	417	918

	$17,149	$3,096	$14,053

Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.

Amortization for the years ending July 31, 2011, 2012, 2013, 2014 and 2015 is estimated to approximate $631,000, $578,000, $577,000, $577,000 and $577,000, respectively.

Note 7.	Accrued Expenses

Accrued expenses as of July 31, 2010 and 2009 consisted of the following (dollars in thousands):

	2010	2009

Payroll, commissions and employee benefits	$790	$966
Royalties	180	243
Interest	42	61
Warranty	15	15
Other	1,597	1,589

	$2,624	$2,874

Note 8.	Pledged Assets, Short and Long-Term Debt

Revolving Credit Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on July 31, 2010 permits borrowings up to $7.3 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon our leverage ratio. As of July 31, 2010, interest under the facility is charged at 2.32 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at July 31, 2010. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2009, to extend the termination date through November 30, 2010. The Company expects this credit facility to be renewed.

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The facility has two financial covenants:  a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2010, the leverage ratio was 1.47 times and the minimum fixed charge coverage ratio was 1.75 times. Collateral availability under the line as of July 31, 2010, was approximately $7.3 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Non-U.S. Receivables Revolving Credit Facility:  The Company has a non-U.S. receivables credit facility with a bank which allows for borrowings of up to $1.75 million with an interest rate based on LIBOR plus 3.0%. Pursuant to the terms of this facility, under no circumstances shall the rate be less than 3.5 percent per annum. The facility is charged an administrative fee of 1.0 percent. There were no borrowings under this facility at July 31, 2010. Outstanding amounts are collateralized by the Company’s non-U.S. receivables. This credit facility has no financial covenants and was amended on November 30, 2009, to extend the termination date through November 30, 2010. Collateral availability under this facility was approximately $900,000 at July 31, 2010. The Company expects this credit facility to be renewed.

Equipment Line of Credit:  Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility at July 31, 2010. The equipment line of credit was amended on November 30, 2009, to extend the maturity date to November 30, 2010. The Company expects this credit facility to be renewed.

Long-term debt as of July 31, 2010 and 2009 consisted of the following (dollars in thousands):

	2010	2009

Note payable to bank, due in monthly principal installments of $41,022 beginning August 2008 plus interest at a rate of 5.0 percent, remaining balance due July 31, 2011, collateralized by substantially all assets of the Company	$—	$984
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.0 percent; remaining balance of $959,424 including the effects of imputing interest, due December 2011, collateralized by the Malis® trademark	911	1,475
Settlement obligation to Iridex Corporation (“Iridex”), due in annual installments of $800,000 which includes interest at an imputed rate of 8.0 percent; remaining balance of $1,600,000 including the effects of imputing interest, due April 15, 2012	1,426	2,062

	2,337	4,521
Less current maturities	1,398	1,856

Long-term portion	$939	$2,665

Aggregate annual maturities of long-term debt as of July 31, 2010 are as follows (dollars in thousands):

Year Ending July 31,	Amount

2011	$1,398
2012	939

$2,337

Note 9.	Revenue Bonds Payable

In September 2002, the Company issued $2,645,000 in Private Activity Revenue Bonds, Series 2002. The proceeds from the bond issue were used to provide financing for the construction of a building and equipment for

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

use as a manufacturing facility located in O’Fallon, Missouri. The bond issue is collateralized by a first deed of trust. The Company signed a promissory note to a bank payable in monthly installments of interest only, commencing on October 1, 2002. Principal is payable on May 1, 2004, and on the first day of each month thereafter, in the amount of $11,021 until final payment in monthly installments beginning on September 1, 2022. Interest is payable at 5.5 percent through September 1, 2009, and prime rate plus 0.5 percent thereafter. The Company retired these bonds in the fourth quarter of fiscal 2010. These revenue bonds payable totaled $1.8 million as of July 31, 2009.

In December 2004, Synergetics Development Co., LLC issued $2,330,000 in Industrial Revenue Bonds, Series 2004. The proceeds from the bond issue were used to provide financing for a building expansion and the purchase of land and equipment located in O’Fallon, Missouri. The bond issue is collateralized by a first deed of trust. The Company signed a promissory note to a bank payable in monthly installments of interest only, commencing on February 1, 2005. Principal is payable in monthly installments beginning on June 1, 2005, and on the first day of each month thereafter, in the amount of $9,708, until final payment on December 1, 2024. Interest is payable at 4.75 percent through December 1, 2011, and prime rate thereafter. These revenue bonds payable totaled $1.7 million and $1.9 million as of July 31, 2010 and 2009, respectively.

Under the terms of the bonds, the Company is required to comply with certain financial covenants, including a minimum debt coverage ratio of 1.25 to 1.0.

Aggregate annual maturities required on bonds payable as of July 31, 2010 are as follows (dollars in thousands):

Year Ending July 31,	Amount

2011	$116
2012	116
2013	116
2014	116
2015	116
Thereafter	1,148

$1,728

Note 10.	Operating Leases

The Company leases various equipment, a portion of its facilities in O’Fallon, Missouri and the facility in King of Prussia, Pennsylvania under operating leases. The O’Fallon, Missouri lease expires in July 2012 and the King of Prussia, Pennsylvania lease has been renewed through October 2012.

The approximate minimum rental commitment under non-cancelable operating leases as of July 31, 2010 is due as follows (dollars in thousands):

Year Ending July 31,	Amount

2011	$308
2012	208
2013	92
2014	23
2015	7

$638

Rent expense incurred and charged to cost of sales and selling, general and administrative expenses was approximately $268,000, $310,000 and $326,000 for the years ended July 31, 2010, 2009 and 2008, respectively.

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 11.	Income Tax Matters

The Company and its wholly owned subsidiaries file as a single entity for income tax reporting purposes. The net deferred income tax amounts included in the accompanying consolidated balance sheets as of July 31, 2010 and 2009 include the following amounts as deferred income tax assets and liabilities (dollars in thousands):

	2010		2009

Deferred tax assets:
Accounts receivable		$68		$98
Inventories		252		155
Accrued liabilities		146		181
Other		192		219
Loss on foreign subsidiaries		1,262		746

		1,920		1,399

Deferred tax liability
Property and equipment		306		373
Other intangible assets		2,295		2,295

		2,601		2,668

	$	(681)	$	(1,269)

The deferred tax amounts noted above have been classified on the accompanying consolidated balance sheets as of July 31, 2010 and 2009, as follows (dollars in thousands):

	2010	2009

Current assets	$658	$654
Long-term liabilities	(1,339)	(1,923)

	$(681)	$(1,269)

The provision for income taxes for the years ended July 31, 2010, 2009 and 2008, consisted of the following (dollars in thousands):

	2010	2009	2008

Current payable	$3,680	$1,202	$1,846
Deferred	(588)	(427)	(407)

	$3,092	$775	$1,439

Reconciliation of the Company’s income tax at the statutory rate to the Company’s effective rate is as follows:

	2010	2009	2008

Computed at the statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	3.0	3.0	4.5
Production deductions for domestic manufactures	(2.0)	(3.3)	(1.3)
Research and experimentation	(0.6)	(6.9)	(3.5)
Other	0.6	5.9	1.4

	35.0%	32.7%	35.1%

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 12.	Employee Benefit Plan

The Company has a 401(k) savings plan, which covers employees who have attained the age of 18 and who have been credited with at least one year of service. Company contributions are made at the discretion of the Board of Directors. The Company made no contributions to the plan for the years ended July 31, 2010, 2009 and 2008.

Note 13.	Stock-Based Compensation Plans

Stock Option Plans

In addition to the historical options outstanding for Synergetics prior to the merger, the Company has options outstanding under two existing active option plans and two terminated plans of Valley Forge. The first active plan (the “2001 Plan”) was adopted by Valley Forge on January 16, 2001 pursuant to which 345,000 shares of common stock were reserved for issuance to employees, officers and consultants of the Company. The 2001 Plan was amended with the approval of the Valley Forge stockholders on September 19, 2005 to increase the number of share awards issuable under the 2001 Plan from 345,000 to 1,345,000. There were 610,404 options and restricted shares not yet awarded at July 31, 2010 under this plan. On September 19, 2005, the stockholders of Valley Forge voted to adopt the Valley Forge Scientific Corp. 2005 Non-Employee Directors’ Stock Option Plan and voted to authorize up to 200,000 shares issuable upon exercise of options granted thereunder. On December 11, 2008, the stockholders of the Company voted to increase the number of shares authorized for issuance under the plan from 200,000 to 400,000. There were 180,000 options available for future grants at July 31, 2010 under this plan. Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire 10 years from the date of the grant. Generally, stock options granted under these plans vest over a five-year period, with the exception of the non-employee director options which vest over a twelve-month period.

A summary of the status of the fixed awards at July 31, 2010, 2009 and 2008 and changes during the years ended on those dates is as follows:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Fair Value

Options outstanding as of July 31, 2007	428,735	$2.18	$1.79
For the period from August 1, 2007 through July 31, 2008:
Granted	40,000	$2.95	$2.45
Forfeited	(17,000)	$2.85	$2.05
Exercised	(15,000)	$1.99	$1.80

Options outstanding, July 31, 2008	436,735	$2.23	$1.84
For the period from August 1, 2008 through July 31, 2009:
Granted	93,000	$0.95	$0.78
Forfeited	(2,000)	$3.75	$0.99
Exercised	—	—	—

Options outstanding, July 31, 2009	527,735	$2.10	$1.74
For the period from August 1, 2009 through July 31, 2010:
Granted	127,500	$1.37	$1.10
Forfeited	(14,770)	$0.94	$0.78
Exercised	(63,770)	$1.07	$0.93

Options outstanding, July 31, 2010	576,695	$2.08	$1.71

Options exercisable, July 31, 2010	462,737	$2.27	$1.87

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A further summary about awards outstanding at July 31, 2010 is as follows:

		Weighted Average
	Shares	Grant Date Value

Unvested options, Beginning of period	72,386	$1.01
Granted	127,500	$1.37
Vested	85,928	$0.90

Unvested options, period end	113,958	$1.31

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (dollars in thousands):

	Fiscal Year Ended
	July 31,	July 31,	July 31,
	2010	2009	2008

Proceeds of options exercised	$68	$—	$30
Related tax benefit recognized	31	—	5
Intrinsic value of options exercised	59	—	41

The following table provides information about options outstanding and exercisable options at July 31, 2010 (dollars in thousands):

	Options	Exercisable
	Outstanding	Options

Number	576,695	462,737
Weighted average exercise price	$2.08	$2.27
Aggregate intrinsic value	$986	$866
Weighted average contractual term	5.9 years	5.1 years

The weighted average remaining life for options outstanding and weighted average exercise price per share for exercisable options at July 31, 2010 were as follows:

	Options Outstanding		Exercisable Options
		Weighted Average		Weighted Average
		Remaining		Remaining
	Shares	Contractual Life	Shares	Contractual Life
		(In years)		(In years)

<$1.00	45,000	8.3 years	45,000	8.3 years
$1.00 — $2.00	315,695	6.3 years	201,737	4.7 years
$2.00 — $5.00	216,000	4.7 years	216,000	4.7 years

Total	576,695	5.9 years	462,737	5.1 years

The Company granted 40,000 options during the fiscal year ended July 31, 2010 to the independent directors which vest pro-rata over twelve months from the grant date. The Company granted 35,000, options during the fiscal year ended July 31, 2010 to David M. Hable, the Company’s Chief Executive Officer and 17,500 options each to Kurt W. Gampp the Company’s Chief Operating Officer, Jerry Malis the Company’s Chief Scientific Officer and Pamela G. Boone, the Company’s Chief Financial Officer. The shares granted to the Company’s executive management team vest pro-rata over five years from the grant date. The fair value of options granted during the fiscal year ended July 31, 2010 was determined at the date of the grant using a Black-Scholes options-pricing model.

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table provides the weighted average fair value of options granted and the assumptions used in the Black-Scholes model:

	Fiscal Year Ended July 31,
	2010	2009	2008

Expected average risk-free interest rate	2.35%	2.25%	3.5%
Expected average life (in years)	10	10	10
Expected volatility	77.8%	80.5%	69.2%
Expected dividend yield	0.0%	0.0%	0.0%

The expected average risk-free rate is based on 10 year U.S. treasury yield curve in December of 2009. The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of Synergetics USA, Inc.’s common stock. The expected dividend yield is based on historical information and management’s plan. The Company expects to issue new shares as options are exercised. As of July 31, 2010, the future compensation cost expected to be recognized is approximately $50,000 in fiscal 2011, $22,000 in fiscal 2012, $19,000 in fiscal 2013, $23,000 in 2014, and $3,000 in 2015.

Restricted Stock Plans

Under our 2001 Plan, our common stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five-year vesting period or at the end of the fifth year. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. As of July 31, 2010, there was approximately $368,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan. The cost is expected to be recognized over a weighted average period of five years which is generally the vesting period.

In addition, during the fiscal year ended July 31, 2010, 79,244 shares were granted to advisory consultants under the restricted stock plan. Compensation expense related to these shares was $110,000 for the fiscal year ended July 31, 2010.

The following table provides information about restricted stock grants during the fiscal year ended July 31, 2010, 2009 and 2008 (dollars in thousands):

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value

Restricted stock awards at August 1, 2007	13,101	$5.48
Granted	40,706	$3.38

Balance as of July 31,2008	53,807	$3.89
Granted	110,065	$2.78
Forfeited	51,796	$3.18

Balance as of July 31, 2009	112,076	$2.95
Granted	176,885	$1.36
Forfeited	2,000	$3.04

	286,961	$2.04

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Compensation expense associated with stock-based compensation plans as of July 31, 2010, 2009 and 2008 was as follows (dollars in thousands):

	July 31,	July 31,	July 31,
	2010	2009	2008

Stock Options:
Directors	$34	$52	$74
Employees	28	20	38

Total	$62	$72	$112

Restricted Stock
Employees	$114	$40	$25
Advisors	111	66	87

Total	225	106	112

Total Compensation Expense	$287	$178	$224

Income Tax benefits from Share-based Compensation	$100	$58	$79

Note 14.	Stockholders’ Equity

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

R&D costs related to both future and present products are charged to operations as incurred. The Company incurred approximately $3,008,000, $2,998,000 and $2,654,000 of R&D costs during the years ended July 31, 2010, 2009 and 2008, respectively.

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 16.	Enterprise-wide Sales Information

Enterprise-wide sales information as of July 31, 2010, 2009 and 2008 consisted of the following (dollars in thousands):

	Fiscal Year Ended July 31,
	2010	2009	2008

Net Sales
Ophthalmic	$31,689	$29,981	$28,019
Neurosurgery- Direct	8,175	13,968	12,925
Marketing Partners (Codman, Stryker)	4,204	—	—
OEM (Codman, Stryker, Iridex Corporation)	7,878	8,538	8,347
Other (ENT and Dental)	129	478	772

Total	$52,075	$52,965	$50,063

Net Sales
Domestic	$35,417	$36,047	$35,838
International	16,658	16,918	14,225

Total	$52,075	$52,965	$50,063

Revenues are attributed to countries based upon the location of end-user customers or distributors.

Note 17.	Commitments and Contingencies

Effective January 29, 2009, the Company’s Board of Directors appointed David M. Hable to serve as President and CEO. Also on that date, the Company entered into a change in control agreement with Mr. Hable. On December 9, 2009, the Company entered into a change in control agreement with each of its COO and CSO, which agreements were contemplated in conjunction with the Company’s annual review of compensation; therefore, were made effective with other compensation changes as of August 1, 2009. On October 12, 2010, the Company entered into a change of control agreement with its CFO. This agreement was contemplated in conjunction with the Company’s annual review of compensation. It was made effective with other compensation changes as of August 1, 2010. The change in control agreements with the CEO, COO, CFO and CSO each provide that if employment is terminated within one year following a change in control for cause or disability (as each term is defined in the change in control agreement), as a result of the officers’ death, or by the officer other than as an involuntary termination (as defined in the change in control agreement), the Company shall pay the officer all compensation earned or accrued through his or her employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which they are entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).

If the officer’s employment is terminated within one year following a change in control without cause and for any reason other than death or disability, including an involuntary termination, and provided the officer enters into a separation agreement within 30 days of his employment termination, he shall receive the following (“Ordinary Severance”): (i) all Standard Compensation Due and any amount payable as of the termination date under the Company’s objectives-based incentive plan, the sum of which shall be paid in a lump sum immediately upon such termination; and (ii) an amount equal to one times his annual base salary at the rate in effect immediately prior to the change in control, to be paid in 12 equal monthly installments beginning in the month following his or her employment termination. Furthermore, all of the officer’s awards of shares or options shall immediately vest and be exercisable for one year after the date of his or her employment termination.

Various claims, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the accompanying financial statements.

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Note 18.	Quarterly Financial Data (Unaudited)

The following table provides the Company’s quarterly information as presented in the Form 10-Q (dollars in thousands except earnings per share):

	July 31, 2010	April 30, 2010		January 31, 2010		October 31, 2009

Quarters ended:
New Sales	$13,056	$13,859		$13,014		$12,146
Gross Profit	7,536	8,031	(1)	7,415	(1)	6,927	(1)
Operating Income	1,472	2,045	(1)	1,544	(1)	979	(1)
Settlement Gain	—	2,398		—		—
Gain on sale of product line	—	893	(1)	(37	)(1)	(39	)(1)
Net Income	1,005	3,309		877		542
Earnings per share
Basic	$0.04	$0.13		$0.04		$0.02
Diluted	$0.04	$0.13		$0.04		$0.02
Basic weighted average common shares outstanding	24,735,422	24,701,260		24,584,393		24,458,089
Diluted weighted average common shares outstanding	24,827,641	24,740,304		24,614,628		24,496,554

	July 31, 2009		May 4, 2009	February 3, 2009	October 29, 2008

Quarters ended:
New Sales	$13,906		$13,161	$13,652	$12,246
Gross Profit	7,093	(2)	7,401	7,841	7,080
Operating Income	176	(2)	879	907	1,163
Net Income	87	(2)	458	389	661
Earnings per share
Basic	$0.00		$0.02	$0.02	$0.03
Diluted	$0.00		$0.02	$0.02	$0.03
Basic weighted average common shares outstanding	24,454,256		24,470,755	24,451,904	24,440,861
Diluted weighted average common shares outstanding	24,472,354		24,471,258	24,459,568	24,578,342

(1)	Certain reclassifications have been made to the first and second quarter’s quarterly financial statements to conform with the third quarter’s presentation which increased gross profit margin by $197,000, increased operating income by $76,000 and decreased the gain on the sale of the product line by $76,000.

(2)	In the fourth quarter of fiscal 2009, the Company recorded an adjustment of approximately $975,000 or $0.03 earnings per share, net of tax, primarily due to excess and discontinued inventory which was either contributed to a charitable organization or was discarded.

Note 19.	Recent Accounting Pronouncements

In June 2009, the FASB issued an accounting standard limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the

Synergetics USA Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

In October 2009, the FASB issued an accounting standard requiring an entity to allocate revenue arrangement consideration at the inception of a multiple-deliverable revenue arrangement to all of its deliverables based on their relative selling prices. This accounting is effective for revenue arrangements entered into or materially modified by the Company beginning August 1, 2010 with early adoption permitted. We have not completed our evaluation of the potential impact, if any, of the adoption of this standard on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and nonsoftware components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard is effective for revenue arrangements entered into or materially modified by the Company beginning August 1, 2010 with early adoption permitted. We have not completed our evaluation of the potential impact, if any, of the adoption of this standard on our consolidated financial position, results of operations or cash flows.

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

Note 20.	Valuation Allowances and Qualifying Accounts

Schedule II — Valuation Allowances and Qualifying Accounts

	Balance at	Charges to	Charges to	Deduction
	Beginning	Cost and	Other	from	Balance at
Classifications	of Year	Expenses	Accounts	Reserves(1)	End of Year
	(Dollars in thousands)

Year ended July 31, 2008
Allowance for Doubtful Accounts & Returned Goods	$227	$69	$—	$(46)	$250
Allowance for Excess and Obsolete Inventory	$26	$39	$—	$—	$65
Year ended July 31, 2009
Allowance for Doubtful Accounts & Returned Goods	$250	$206	$—	$(126)	$330
Allowance for Excess and Obsolete Inventory	$65	$—	$—	$(26)	$39
Year ended July 31, 2010
Allowance for Doubtful Accounts & Returned Goods	$330	$48	$—	$(96)	$282
Allowance for Excess and Obsolete Inventory	$39	$—	$—	$(1)	$38

(1)	Adjustments represent write-offs of uncollectible accounts receivable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synergetics USA, Inc.
(registrant)

/s/  David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

October 12, 2010

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

October 12, 2010

/s/  Pamela G. Boone
Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)

October 12, 2010

/s/  Robert Dick
Robert Dick, Chairman of the Board of Directors

October 12, 2010

/s/  Lawrence C. Cardinale
Lawrence C. Cardinale, Director

October 12, 2010

/s/  Kurt W. Gampp, Jr.
Kurt W. Gampp, Jr., Director

October 12, 2010

/s/  Guy Guarch
Guy Guarch, Director

October 12, 2010

/s/  Juanita H. Hinshaw
Juanita H. Hinshaw, Director

October 12, 2010

/s/  Jerry L. Malis
Jerry L. Malis, Director

October 12, 2010

Index to Exhibits

Exhibit
Number		Description

2.1		Agreement and Plan of Merger by and among Valley Forge Scientific Corp. (“Valley Forge”), Synergetics Acquisition Corporation and Synergetics, Inc. dated May 2, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on May 4, 2005 and incorporated herein by reference.)
2.2		Amendment No. 1 to Agreement and Plan of Merger by and among Valley Forge, Synergetics Acquisition Corporation and Synergetics, Inc. dated June 2, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on June 3, 2005 and incorporated herein by reference.)
2.3		Amendment No. 2 to Agreement and Plan of Merger by and among Valley Forge, Synergetics Acquisition Corporation and Synergetics, Inc. dated July 15, 2005. (Filed as Exhibit 2.1 to Valley Forge’s Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.)
2.4		Agreement and Plan of Reincorporation Merger, dated as of September 22, 2005, between Valley Forge and VFSC Delaware, Inc. (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
3.1		Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
3.2		Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
4.1		Form of common stock certificate of the Registrant. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
10	.1(1)	Amended and Restated Synergetics USA, Inc. 2001 Stock Plan. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference.)
10	.2(1)	Valley Forge Scientific Corp. 2000 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 4.3 to Valley Forge’s Registration Statement on Form S-8, Registration No. 333-72134 and incorporated herein by reference.)
10	.3(1)	Valley Forge Scientific Corp. 1988 Non-Qualified Employee Stock Option Plan, as amended. (Filed as Exhibit 10.1 to Valley Forge’s Registration Statement on Form S-8, Registration No. 333-63637 and incorporated herein by reference).
10	.4(1)	Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference).
10	.5(1)	Amendment No. 1 to Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009, and incorporated herein by reference).
10	.6(1)	401(k) and Profit-Sharing Plan. (Filed as Exhibit 10(x) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference).
10	.7(1)	Change of Control Agreement between Synergetics USA, Inc. and David M. Hable (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2009), and incorporated herein by reference).
10	.8(1)	Change in Control Agreement effective as of August 1, 2009 by and between Kurt Gampp and Synergetics USA, Inc. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2009).
10	.9(1)	Change in Control Agreement effective as of August 1, 2009 by and between Jerry Malis, MD and Synergetics USA, Inc. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2009).
10	.10(1)(2)	Change in Control Agreement effective as of by and between Pamela G. Boone and Synergetics USA, Inc.

Exhibit
Number		Description

10	.11(1)	Employment Agreement, dated as of September 21, 2005, between Valley Forge and Jerry L. Malis. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
10	.12(1)	Employment Agreement, dated as of September 21, 2005, between Valley Forge and Kurt W. Gampp, Jr. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)
10	.13(1)	Employment Agreement, dated as of August 1, 2007, between Synergetics USA, Inc. and Pamela G. Boone. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 and incorporated herein by reference.)
10.14		Assignment of Know-How Agreement, dated June 30, 1989. (Filed as Exhibit 10(I) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference.)
10.15		Assignment of Patents — Bipolar Electrosurgical Systems, June 30, 1989. (Filed as Exhibit 10(h) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)
10.16		Assignment of Patents — Binocular Magnification System, June 30, 1989. (Filed as Exhibit 10(i) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)
10.17		Assignment of Malis® Trademark, dated June 30, 1989. (Filed as Exhibit 10(j) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)
10.18		Option Agreement for Malis® Trademark with Leonard I. Malis dated October 22, 2004. (Filed as Exhibit 10.14 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)
10.19		Promissory Note from the Company and Synergetics IP, Inc. to the Estate of Dr. Leonard I. Malis dated October 12, 2005 in the Principal Amount of $3,997,600. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2005 and incorporated herein by reference.)
10.20		Supply and Distribution Agreement with Stryker Corporation dated October 25, 2004. (Filed as Exhibit 10.13 to Valley Forge’s Annual Report on Form 10-K for the year ended September 30, 2004 and incorporated herein by reference.)
10.21		Agreement of Lease between Liberty Property Limited Partnership and Valley Forge. (Filed as Exhibit 10.16 to Valley Forge’s to Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)
10.22		Amendment to Agreement of Lease between Liberty Property Limited Partnership and Synergetics USA, Inc. dated March 26, 2009 (Filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2009 and incorporated herein by reference.)
10.23		Loan Agreement between The Industrial Development Authority of St. Charles County, Missouri and Synergetics Development Company, L.L.C. dated as of September 1, 2002. (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.24		Promissory Note from Synergetics Development Company, L.L.C. to The Industrial Development Authority of St. Charles County, Missouri dated September 1, 2002 in the Principal Amount of $2,645,000 (Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.25		Security Agreement (Equipment) dated as of September 1, 2002 from Synergetics, Inc. for the benefit of The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)

Exhibit
Number		Description

10.26		Future Advance Deed of Trust and Security Agreement dated as of September 1, 2002 between Synergetics Development Company, L.L.C. and Victor Zarrilli, as trustee, and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.27		Guaranty Agreement dated as of September 1, 2002 by and among William L. Bates, Gregg D. Scheller and Kurt W. Gampp, Jr. and Synergetics, Inc. and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.28		Guaranty of Unassigned Issuer’s Rights dated as of September 1, 2002 by and among William L. Bates, Gregg D. Scheller and Kurt W. Gampp, Jr. and Synergetics, Inc. and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.29		Bond Purchase Agreement dated as of September 1, 2002 by and among The Industrial Development Authority of St. Charles County, Missouri, Union Planters Bank, N.A. and Synergetics Development Company, L.L.C. (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.30		First Supplemental Loan Agreement between The Industrial Development Authority of St. Charles County, Missouri and Synergetics Development Company, L.L.C. dated as of December 1, 2004. (Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.31		Promissory Note from Synergetics Development Company, L.L.C. to The Industrial Development Authority of St. Charles County, Missouri dated December 1, 2004 in the Principal Amount of $2,330,000. (Filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.32		First Supplemental Future Advance Deed of Trust and Security Agreement dated as of December 1, 2004 between Synergetics Development Company, L.L.C. and Victor Zarrilli, as trustee, and The Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.33		First Supplemental Guaranty of Unassigned Issuer’s Rights dated as of December 1, 2004 by and between Synergetics, Inc. and the Industrial Development Authority of St. Charles County, Missouri. (Filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10.34		Bond Purchase Agreement dated as of December 1, 2004 by and among The Industrial Development Authority of St. Charles County, Missouri, Union Planters Bank, N.A. and Synergetics Development Company, L.L.C. (Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.)
10	.35(1)	Form of Employee Restricted Stock Agreement for the Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference).
10.36		Letter Agreement between Synergetics, Inc. and Regions Bank, dated February 22, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2006 and incorporated herein by reference.)
10.37		Credit and Security Agreement among Synergetics USA, Inc., Synergetics, Inc. and Regions Bank, dated March 13, 2006. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 and incorporated herein by reference.)
10.38		First Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated September 26, 2006. (Filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)

Exhibit
Number	Description

10.39	Second Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated December 8, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)
10.40	Third Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc. and Regions Bank, as Lender, dated June 7, 2007. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007 and incorporated herein by reference.)
10.41	Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated March 13, 2006 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 and incorporated herein by reference.)
10.42	Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated September 26, 2006. (Filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)
10.43	Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated December 8, 2006. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)
10.44	Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated June 7, 2007. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007 and incorporated herein by reference.)
10.45	Second 2008 Amended and Restated Revolving Note from Synergetics, Inc. and Synergetics USA, Inc. in favor of Regions Bank, dated December 1, 2008. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 3, 2008 and incorporated herein by reference).
10.46	Letter Agreement between Synergetics, Inc. and Regions Bank, dated September 28, 2006. (Filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)
10.47	Foreign Accounts Credit and Security Agreement dated June 20, 2007 by and among Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, and Synergetics Italia, Srl as Borrowers and Regions Bank as Lender. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2007 and incorporated herein by reference.)
10.48	Foreign Accounts Revolving Note from Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, and Synergetics Italia, Srl in favor of Regions Bank, dated June 20, 2007. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 26, 2007 and incorporated herein by reference.)
10.49	Fourth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated as of January 31, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.)
10.50	Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated as of January 31, 2008. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.)
10.51	First Amendment to Foreign Accounts Credit Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH and Synergetics Italia, Srl as Borrowers and Regions Bank as Lender, dated as of January 31, 2008 (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 4, 2008 and incorporated herein by reference.)
10.52	Amended and Restated Foreign Accounts Revolving Note from Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH and Synergetics Italia, Srl in favor of Regions Bank, dated as of January 31, 2008 (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.)
10.53	Second Amendment to Foreign Accounts Credit Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, Synergetics Italia, Srl and Synergetics France, SARL as Borrowers and Regions Bank as lender dated as of June 5, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2008 and incorporated herein by reference.)

Exhibit
Number		Description

10.54		Second Amended and Restated Foreign Accounts Revolving Note from Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, Synergetics Italia, Srl and Synergetics France, SARL, in favor of Regions Bank, dated as of June 5, 2008. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 10, 2008 and incorporated herein by reference.)
10.55		Fifth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated December 1, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2008 and incorporated herein by reference.)
10.56		Third Amendment to Foreign Accounts Credit Agreement by and among Synergetics, Inc. Synergetics USA, Inc., Synergetics Germany, GmbH, Synergetics Italia, Srl and Synergetics France, SARL as Borrowers and Regions Bank as lender dated as of June 4, 2009.
10	.57(3)	Seventh Amendment to Credit and Security Agreement by and among Synergetics Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated as of November 30, 2009 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2009 and incorporated herein by reference).
10.58		Fourth Amendment to Credit and Security Agreement by and among Synergetics Inc., Synergetics USA, Inc., Synergetics Germany, GMBH, Synergetics Italia, Srl and Synergetics France, SARL as Borrowers and Regions Bank as Lender, dated as of November 30, 2009 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 3, 2009 and incorporated by reference).
10.59		Confidential Settlement and License Agreement between Synergetics USA, Inc. and Alcon, Inc., Alcon Laboratories, Inc. and Alcon Research Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 and incorporated herein by reference).
10.60		Supply Agreement between Synergetics, Inc. and Alcon Research Ltd. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 and incorporated herein by reference).
10.61		Agreement dated October 19, 2009 by and among Synergetics USA, Inc., Steven R. Becker, BC Advisors, LLC, SRB Management, L.P., SRB Greenway Opportunity Fund, L.P. and SRB Greenway Capital (Q.P.), L.P. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 20, 2009 and incorporated herein by reference).
10.62		Amendment executed April 19, 2010 by and among Synergetics USA, Inc., Steven R. Becker, BC Advisors, LLC, SRB Management, L.P., SRB Greenway Opportunity Fund, L.P. and SRB Greenway Capital (Q.P.), L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010 and incorporated herein by reference).
21(2)		Subsidiaries of Registrant.
23	.1(2)	Consent of UHY, LLP.
31	.1(2)	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2(2)	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1(2)	Certification of the Registrant’s Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2(2)	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contract or compensatory plan or arrangement.

(2)	Filed herewith.

(3)	The Company did not enter into a sixth amendment to credit agreement.