Form 10-Q
period 2010-10-31
SYNERGETICS USA INC
filed 2010-12-14
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of December 3, 2010 was 24,842,441 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of October 31, 2010 (Unaudited) and July 31, 2010
(Dollars in thousands, except share data)

	October 31, 2010	July 31, 2010
Assets
Current Assets
Cash and cash equivalents	$18,519	$18,669
Accounts receivable, net of allowance for doubtful accounts of $293 and $282, respectively	9,132	9,056
Inventories	13,421	11,891
Prepaid expenses	530	792
Deferred income taxes	658	658

Total current assets	42,260	41,066
Property and equipment, net	8,044	8,044
Intangible and other assets
Goodwill	10,690	10,690
Other intangible assets, net	12,180	12,353
Patents, net	897	870
Cash value of life insurance	72	72

Total assets	$74,143	$73,095

Liabilities and stockholders’ equity
Current Liabilities
Current maturities of long-term debt	$1,407	$1,398
Current maturities of revenue bonds payable	116	116
Accounts payable	1,844	1,800
Accrued expenses	2,694	2,624
Income taxes payable	254	11
Deferred revenue	400	400

Total current liabilities	6,715	6,349

Long-Term Liabilities
Long-term debt, less current maturities	784	939
Revenue bonds payable, less current maturities	1,583	1,612
Deferred revenue	18,630	18,630
Deferred income taxes	1,264	1,339

Total long-term liabilities	22,261	22,520

Total liabilities	28,976	28,869

Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock at October 31, 2010 and July 31, 2010, $0.001 par value, 50,000,000 shares authorized; 24,842,441 and 24,772,155 shares issued and outstanding, respectively	25	25
Additional paid-in capital	25,087	24,905
Retained earnings	19,952	19,319
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	103	(23)

Total stockholders’ equity	$45,167	$44,226

Total liabilities and stockholders’ equity	$74,143	$73,095

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended October 31, 2010, and 2009
(Dollars in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	October 31, 2010	October 31, 2009
Net sales	$12,076	$12,146
Cost of sales	5,053	5,219

Gross profit	7,023	6,927

Operating expenses
Research and development	719	659
Sales and marketing	3,023	3,259
General and administrative	2,252	2,030

	5,994	5,948

Operating income	1,029	979

Other income (expenses)
Investment income	32	—
Interest expense	(80)	(168)
Miscellaneous	(7)	(10)

	(55)	(178)

Income before provision for income taxes	974	801
Provision for income taxes	341	259

Net income	$633	$542

Earnings per share:
Basic	$0.03	$0.02

Diluted	$0.03	$0.02

Basic weighted average common shares outstanding	24,782,913	24,458,089
Diluted weighted average common shares outstanding	24,862,420	24,496,554
See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)

	Three Months Ended	Three Months Ended
	October 31, 2010	October 31, 2009
Cash Flows from Operating Activities
Net income	$633	$542
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	285	257
Amortization	196	223
Provision for doubtful accounts receivable	4	(4)
Stock-based compensation	70	74
Deferred income taxes	(75)	(86)
(Gain) loss on sale of equipment	—	(15)
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	(13)	1,086
Inventories	(1,490)	179
Prepaid expenses	265	9
(Decrease) increase in:
Accounts payable	37	(652)
Accrued expenses	65	(34)
Income taxes payable	243	16

Net cash provided by operating activities	220	1,595

Cash Flows from Investing Activities
Proceeds on the sale of equipment	—	15
Purchase of property and equipment	(285)	(198)
Acquisition of patents and other intangibles	(50)	(40)

Net cash used in investing activities	(335)	(223)

Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	—	354
Net borrowings (repayments) on lines-of-credit	—	(1,211)
Principal payments on revenue bonds payable	(29)	(51)
Principal payments on long-term debt	—	(123)
Payment on debt incurred for acquisition of trademark	(146)	(138)
Tax benefit associated with the exercise of non-qualified stock options	43	—
Proceeds from the issuance of common stock	69	—

Net cash used in financing activities	(63)	(1,169)

Foreign exchange rate effect on cash and cash equivalents	28	—

Net (decrease) increase in cash and cash equivalents	(150)	203
Cash and cash equivalents
Beginning	18,669	160

Ending	$18,519	$363

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
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2010, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 12, 2010 (the “Annual Report”).
Note 2. Comprehensive Income
     Comprehensive income was $126,000 for the three months ended October 31, 2010. The Company’s only component of other comprehensive income is the foreign currency translation adjustment.
Note 3. Summary of Significant Accounting Policies
     Reclassifications: Certain reclassifications have been made to the prior quarter’s quarterly financial statements to conform to the current quarter’s presentation which increased gross profit margin by $109,000, increased operating income by $39,000 and increased the miscellaneous expense by $39,000. However, net income was not affected.
     The Company’s significant accounting policies are disclosed in the Annual Report. In the first three months of fiscal 2011, no significant accounting policies were changed.
Note 4. Marketing Partner Agreements
     The Company sells most of its electrosurgery generators and a portion of its neurosurgery instruments and accessories to two U.S. based national and international marketing partners as described below:

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
     On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman. Under the terms of the revised agreement, Codman has the exclusive right to market and distribute the Company’s Malis® branded disposable forceps produced by Synergetics. Codman began distribution of the disposable bipolar forceps on December 1, 2009, domestically and February 1, 2010, internationally.
     Total sales to Codman and its respective percent of the Company’s net sales in the three months ended October 31, 2010 and October 31, 2009, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	October 31, 2010	October 31, 2009
Net Sales	$2,107	$885
Percent of net sales	17.4%	7.3%
Stryker Corporation (“Stryker”)
     The Company supplies a lesion generator used for minimally invasive pain treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the Company negotiated a one-year extension to the agreement through December 31, 2010 and increased the minimum purchase obligation to 300 units per year for the remaining contract period. The Company is in the process of extending this agreement with Stryker.
     On March 31, 2010, the Company entered into an additional strategic agreement with Stryker including the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® ultrasonic aspirator product line. The gain from the sale of the Omni® product line to Stryker was $817,000 in the third quarter of fiscal 2010. In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the ultrasonic aspirator console and handpieces and to pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator products.
     Total sales to Stryker and its respective percent of the Company’s net sales in the three months ended October 31, 2010, and October 31, 2009, including the historical sales of pain control generators, and accessories that the Company has supplied in the past, as well as the disposable ultrasonic instrument tips sales and certain other consumable products resulting from the new agreements, were as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	October 31, 2010	October 31, 2009
Net Sales	$1,360	$589
Percent of net sales	11.3%	4.8%
No other customer comprises more than 10 percent of sales in any given quarter.

Note 5. Stock-Based Compensation
Stock Option Plans
     The following table provides information about stock-based awards outstanding at October 31, 2010:

		Weighted	Weighted
		Average	Average Fair
	Shares	Exercise Price	Value
Options outstanding beginning of period	576,695	$1.71	$2.08
For the period August 1, 2010 through October 31, 2010
Granted	—	—	—
Forfeited	—	—	—
Exercised	62,000	$0.99	$1.13
Options outstanding, end of period	514,695	$1.80	$2.20

Options exercisable, end of period	419,112	$1.97	$2.40
     There were no options granted in the first quarter of fiscal 2011. Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed, or re-elected to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. These options vest pro-ratably on a quarterly basis over the next year of service on the Board. During the second quarter of fiscal 2010, there were options to purchase 40,000 shares of the Company’s Common Stock granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service. The Company recorded $11,000 of compensation expense for the three months ended October 31, 2010 with respect to these options.
     During the second quarter of fiscal 2010, there were options to purchase 35,000 shares of Common Stock granted to the Chief Executive Officer (“CEO”), and options to purchase 17,500 shares of Common Stock granted to each of the Chief Operations Officer (“COO”), the Chief Scientific Officer (“CSO”) and the Chief Financial Officer (“CFO”). The options granted to the officers of the Company were granted in conjunction with the Company’s annual review of compensation as of August 1, 2009 and vest pro-ratably on a quarterly basis over the next five years of service. The Company recorded $8,000 of compensation expense for the three months ended October 31, 2010 with respect to these options.
     The Company expects to issue new shares as options are exercised. As of October 31, 2010, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $31,000 for the remainder of fiscal 2011, $22,000 in fiscal 2012, $19,000 in fiscal 2013, $19,000 in fiscal 2014 and $8,000 in fiscal 2015.
Restricted Stock Plans
     Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), our Common Stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five-year vesting period or at the end of the fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. As of October 31, 2010, there was approximately $338,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. The cost is expected to be recognized over a weighted-average period of five years. The following table provides information about restricted stock grants during the three month period ended October 31, 2010:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Balance as of July 31, 2010	286,961	$2.04
Granted	—	—
Forfeited	—	—

Balance as of October 31, 2010	286,961	$2.04

Note 6. Fair Value Information
     Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.
     The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. No impairment indicators existed as of October 31, 2010.
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
Note 7. Supplemental Balance Sheet Information
Inventories: Inventories as of October 31, 2010 and July 31, 2010 were as follows (dollars in thousands):

	October 31, 2010	July 31, 2010
Raw material and component parts	$5,614	$5,225
Work in progress	2,807	2,050
Finished goods	5,000	4,616

	$13,421	$11,891

Property and Equipment: Property and equipment as of October 31, 2010 and July 31, 2010 were as follows (dollars in thousands):

	October 31, 2010	July 31, 2010
Land	$730	$730
Building and improvements	5,930	5,929
Machinery and equipment	6,554	6,136
Furniture and fixtures	720	736
Software	363	363
Construction in progress	97	232

	14,394	14,126
Less accumulated depreciation	6,350	6,082

	$8,044	$8,044

Other Intangible Assets: Information regarding the Company’s other intangible assets as of October 31, 2010 are as follows (dollars in thousands):

	Gross Carrying	Accumulated
	Value	Amortization	Net
	October 31, 2010

Proprietary know-how	$4,057	$1,606	$2,451
Trademark	5,923	—	5,923
Licensing agreement	5,834	2,028	3,806
Patents	1,437	540	897

	$17,251	$4,174	$13,077

		July 31, 2010

Proprietary know-how	$4,057	$1,544	$2,513
Trademark	5,923	—	5,923
Licensing agreement	5,834	1,917	3,917
Patents	1,387	517	870

	$17,201	$3,978	$13,223

     Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.
     The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended October 31, 2010. Estimated amortization expense on other intangibles for the remaining nine months of the fiscal year ending July 31, 2011, and the next four years thereafter is as follows:

Amount
Fiscal Year 2011 (remaining 9 months)	$440
Fiscal Year 2012	587
Fiscal Year 2013	587
Fiscal Year 2014	587
Fiscal Year 2015	587
     Amortization expense for the three months ended October 31, 2010 was $196,000.
Pledged assets; short and long-term debt (excluding revenue bonds payable): Short-term debt as of October 31, 2010 and July 31, 2010, consisted of the following:
     Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on October 31, 2010 permits borrowings up to $8.2 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon our leverage ratio. As of October 31, 2010, interest under the facility is charged at 2.26 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at October 31, 2010. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2010, to extend the termination date through November 30, 2011.
     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 31, 2010, the leverage ratio was 1.36 times and the minimum fixed charge coverage ratio was 1.88 times. Collateral availability under the line as of October 31, 2010, was approximately $8.2 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
     Non-U.S. Receivables Revolving Credit Facility: The Company had a non-U.S. receivables credit facility with a bank which allowed for borrowings of up to $1.75 million with an interest rate based on LIBOR plus 3.0%. Pursuant to the terms of this facility, under no circumstances shall the rate be less than

3.5 percent per annum. The facility charged an administrative fee of 1.0 percent. There were no borrowings under this facility at October 31, 2010. Outstanding amounts were collateralized by the Company’s non-U.S. receivables. This credit facility had no financial covenants and was terminated on November 30, 2010.
     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility at October 31, 2010. The equipment line of credit was amended on November 30, 2010, to extend the maturity date to November 30, 2011.
Long-term debt as of October 31, 2010 and July 31, 2010 consisted of the following (dollars in thousands):

	October 31, 2010	July 31, 2010
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.0 percent; remaining balance of $799,520 including the effects of imputing interest, due December 2011, collateralized by the Malis® trademark	$765	$911
Settlement obligation to Iridex Corporation (“Iridex”), due in annual installments of $800,000 which includes interest at an imputed rate of 8.0 percent; remaining balance of $1,600,000 including the effects of imputing interest, due April 15, 2012	1,426	1,426

Total	$2,191	$2,337
Less current maturities	1,407	1,398

Long-term portion	$784	$939

Note 8. Commitments and Contingencies
     Effective January 29, 2009, the Company’s Board of Directors appointed David M. Hable to serve as President and CEO. Also on that date, the Company entered into a change in control agreement with Mr. Hable. On December 9, 2009, the Company entered into a change in control agreement with each of its COO and CSO, which agreements were contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreements were made effective with other compensation changes as of August 1, 2009. On October 12, 2010, the Company entered into a change of control agreement with its CFO, which agreement was contemplated in conjunction with the Company’s annual review of compensation; therefore, the agreement was made effective with other compensation changes as of August 1, 2010. The change in control agreements with the CEO, COO, CFO and CSO each provide that if employment is terminated within one year following a change in control for cause or disability (as each term is defined in the change in control agreement), as a result of the officers’ death, or by the officer other than as an involuntary termination (as defined in the change in control agreement), the Company shall pay the officer all compensation earned or accrued through his or her employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which they are entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).
     If the officer’s employment is terminated within one year following a change in control without cause and for any reason other than death or disability, including an involuntary termination, and provided the officer enters into a separation agreement within 30 days of his or her employment termination, he or she shall receive the following: (i) all Standard Compensation Due and any amount payable as of the termination date under the Company’s objectives-based incentive plan, the sum of which shall be paid in a lump sum immediately upon such termination; and (ii) an amount equal to one times his or her annual base salary at the rate in effect immediately prior to the change in control, to be paid in 12 equal monthly installments beginning in the month following his or her employment termination. Furthermore, all of the officer’s awards of shares or options shall immediately vest and be exercisable for one year after the date of his or her employment termination.

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
Note 9. Enterprise-wide Sales Information
     Enterprise-wide sales information as of October 31, 2010 and 2009, respectively, consisted of the following (dollars in thousands):

	Three Months Ended	Three Months Ended
	October 31, 2010	October 31, 2009
Net Sales
Ophthalmic	$7,976	$7,522
Neurosurgery — Direct	487	2,900
Marketing Partners (Codman, Stryker)	1,762	—
OEM (Codman, Stryker, Iridex)	1,837	1,690
Other	14	34

Total	$12,076	$12,146

Net Sales
Domestic	$8,470	$8,489
International	3,606	$3,657

	$12,076	$12,146

Note 10. Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.” This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurement on a gross basis, fair value information by class of assets and liabilities and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The effective date for the roll forward reconciliations is the first quarter of fiscal 2012. The Company does not believe the adoption of this ASU will have a material effect on its consolidated financial statements.
     In July 2010, the FASB issued ASU 2010-20, “Receivables,” which requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of receivables, how that risk is analyzed and the changes and reasons for those changes in the allowance for credit losses. The new disclosures will require information for both the financing receivables and the related allowance for credit losses at more disaggregated levels. The effective date is the third quarter of fiscal 2011. As these changes only relate to disclosures, they will not have an impact on the Company’s consolidated financial statements.
     We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Synergetics USA, Inc. is a leading supplier of precision microsurgical devices. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, handheld devices and the delivery of various energy modalities for the performance of minimally invasive microsurgery including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide sales information is included in Note 9 to the consolidated unaudited financial statements.
     The Company is a Delaware corporation incorporated on June 2, 2005 in connection with the reverse merger of Synergetics, Inc. and Valley Forge Scientific Corp. Synergetics was founded in 1991. Valley Forge was incorporated in 1980 and became a publicly-held company in November 1989. Prior to the merger of Synergetics and Valley Forge, Valley Forge’s common stock was listed on The NASDAQ Small Cap Market (now known as The NASDAQ Capital Market) and the Boston Stock Exchange under the ticker symbol “VLFG.” On September 21, 2005, Synergetics Acquisition Corporation, a wholly owned Missouri subsidiary of Valley Forge, merged with and into Synergetics, and Synergetics thereby became a wholly owned subsidiary of Valley Forge. On September 22, 2005, Valley Forge reincorporated from a Pennsylvania corporation to a Delaware corporation and changed its name to Synergetics USA, Inc. Upon consummation of the merger, the Company’s securities began trading on The NASDAQ Capital Market under the ticker symbol “SURG,” and its shares were voluntarily delisted from the Boston Stock Exchange.
Recent Developments
     We had several developments in fiscal 2010 that we expect will contribute to the growth of our business in the foreseeable future.
     On April 1, 2010, the Company announced the closing of a definitive agreement with Stryker in conjunction with the acquisition by Stryker of certain assets from Mutoh Co., Ltd. and its affiliates, used to produce the Sonopet Ultrasonic Aspirator control consoles and handpieces (previously marketed under the Omni® brand by Synergetics in the U.S., Canada and several other countries). The agreement included the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® product line. The gain from the sale of the Omni® product line to Stryker was $817,000 in fiscal 2010. In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the Sonopet/Omni® ultrasonic aspirator console and handpieces, and pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator products. The Stryker relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes.
     On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement (effective as of January 1, 2009) with Codman. Under the terms of the revised agreement, Codman will have the exclusive right to market and distribute the Company’s Malis® branded disposable bipolar forceps. Codman began the domestic distribution of the disposable bipolar forceps on December 1, 2009 and the international distribution on February 1, 2010. The Codman relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes.
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

     On April 27, 2010, the Company announced that it had entered into a Settlement and License Agreement with Alcon, Inc. (“Alcon”) pursuant to which Alcon agreed to pay the Company $32.0 million, and the Company agreed to produce certain products for distribution by Alcon. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third fiscal quarter. The remaining $19.0 million has been accounted for as deferred revenue on the balance sheet. As units are shipped to Alcon under a Supply Agreement entered pursuant to the settlement, the Company will be paid an incremental transfer price and will also recognize a portion of the deferred revenue as earned over a period of up to fifteen years. Shipments to Alcon of the first of two products covered by the agreement are expected to begin in the second half of fiscal 2011.
     On October 26, 2010, the Company announced record sales leads generated from the presentation of recently released ophthalmic products at the 2010 Annual Meeting of the American Academy of Ophthalmology.
     On November 30, 2010, the Company extended its Revolving Credit Facility and its Equipment Line of Credit through November 30, 2011.
Summary of Financial Information
     The following tables present net sales by category and our results of operations (dollars in thousands):
NET SALES BY CATEGORY

		Three Months Ended
	October 31, 2010	Mix	October 31, 2009	Mix
Ophthalmology	$7,976	66.1%	$7,522	61.9%
Direct Neurosurgery	487	4.0%	2,900	23.9%
Marketing Partners (1)	1,762	14.6%	—	—

Total Neurosurgery	$2,249	18.6%	$2,900	23.9%
Original Equipment Manufacturers (“OEM”) (2)	1,837	15.2%	1,690	13.9%
Other	14	0.1%	34	0.3%

Total	$12,076		$12,146

(1)	Marketing partners’ sales include disposable bipolar forceps and disposable instrument tips and accessories which were previously sold by our direct neurosurgery sales force and our distribution partners, which have been transitioned to our marketing partners.

(2)	Revenues from OEM represent sales of generators, related accessories and certain laser probes to Stryker, Codman and Iridex.
The decrease in sales in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was primarily due to the transition of our direct neurosurgery sales to our marketing partners, which resulted in a $651,000 decrease in our net sales, and a decline in our capital equipment sales. In the first quarter of fiscal 2010, the Company sold $444,000 of Omni® capital equipment, which was previously included in our direct neurosurgery sales and which the Company no longer sells. Sales of capital equipment in the first quarter of fiscal 2011, including the sales of Omni® capital equipment, declined by $636,000, or 23.5 percent compared with the first quarter of fiscal 2010. However, the sales of our disposable products grew $566,000, or 6.0%, in the first quarter of fiscal 2011 as compared to the first quarter fiscal 2010.

RESULTS OF OPERATIONS
(Dollars in Thousands)

	Three Months Ended
			Increase
	October 31, 2010	October 31, 2009	(Decrease)
Net Sales	$12,076	$12,146	(0.6%)
Gross Profit	7,023	6,927	1.4%
Gross Profit Margin %	58.2%	57.0%	2.1%
Commercial Expenses
Sales and Marketing	3,023	3,259	(7.2%)
General and Administrative	2,252	2,030	10.9%
Research and Development	719	659	9.1%
Operating Income	1,029	979	5.1%
Operating Margin	8.5%	8.1%	4.9%
EBITDA (1)	1,535	1,449	5.9%
Net Income	$633	$542	16.8%
Earnings per share	$0.03	$0.02	50.0%
Return on equity (1)	1.4%	1.4%	0.0%
Return on assets (1)	1.0%	1.2%	(16.7%)

(1)	EBITDA, return on equity and return on assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as income before net interest expense, income taxes, depreciation and amortization. Return on equity is defined as net income divided by average equity. Return on assets is defined as net income plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

	Three Months Ended
	(Dollars in Thousands)
	October 31, 2010	October 31, 2009
Net income	$633	$542
Interest	80	168
Income taxes	341	259
Depreciation and
Amortization	481	480

EBITDA	$1,535	$1,449

Net income	$633	$542
Average Equity:
October 31, 2010	45,167
July 31, 2010	44,226
October 31, 2009		38,746
July 31, 2009		38,130
Average Equity	44,697	38,438
Return on Equity	1.4%	1.4%

	Three Months Ended
	(Dollars in Thousands)
	October 31, 2010	October 31, 2009
Net income	$633	$542
Interest	80	168

Net income + interest expense	713	710

Average Assets:
October 31, 2010	74,143
July 31, 2010	73,095
October 31, 2009		56,737
July 31, 2009		58,080
Average Assets	73,619	57,409
Return on Assets	1.0%	1.2%
Non-GAAP Financial Measures
     We measure our performance primarily through our operating profit. In addition to our consolidated financial statements presented in accordance with GAAP, management uses certain non-GAAP measures, including EBITDA, return on equity and return on assets, to measure our operating performance. We provide a definition of the components of these measurements and reconciliation to the most directly comparable GAAP financial measure.
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
     EBITDA, however, does have certain material limitations primarily due to the exclusion of certain amounts that are material to our results of operations, such as interest expense, income tax expense, depreciation and amortization. Because of these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in our business and should be utilized in conjunction with other information contained in our consolidated financial statements prepared in accordance with GAAP.
Results Overview
     Revenues as a percentage of sales were as follows:

	Three Months Ended
	October 31, 2010	October 31, 2009
Ophthalmology	66.1%	61.9%
Neurosurgery	4.0%	23.9%
Marketing Partners	14.6%	—
OEM	15.2%	13.9%
Other	0.1%	0.3%

Total	100.0%	100.0%

     International revenues of $3.6 million constituted 29.9 percent of our total revenues for the three months ended October 31, 2010, as compared to 30.1 percent as of the three months ended October 31, 2009. We expect that the relative revenue contribution of our international sales will rise for the remainder of fiscal 2011 as a result of our continued efforts to expand our international ophthalmology distribution and direct sales force. In addition, many of the products we sell to our marketing partners and OEM customers are shipped to their non-U.S. customers in various countries around the world.

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
     In fiscal 2010, we were and continue to be focused on the following strategies:
     Improve Profitability and Cash Efficiency through:
     Manufacturing Efficiencies
     Lean Manufacturing — During the fiscal year ended July 31, 2010, we implemented lean manufacturing in virtually all of our disposable illumination and laser probe product lines. We restructured our production operations from a traditional departmental model into six value streams. Each value stream has a dedicated management team to support the production, technical and quality aspects of our products. Lean concepts were also implemented within select machining and instrument value streams with great success. We will continue to implement our lean initiative throughout the production value streams and expand into our accounting operations in the coming fiscal year. We estimate that we realized approximately $1.4 million of direct labor cost savings from these initiatives during fiscal 2010 and $240,000 during the first fiscal quarter of 2011. In addition, we have entered the phase in which we are conducting Kaizen events (Kaizen in Japanese means “change for the better”), which we anticipate will produce significant incremental cost savings.
     Component Cost Savings — The Company’s most recent acquisition, Medimold, Inc., is producing plastic components which were previously supplied by outside vendors. In addition to lower costs for certain parts, we continue to convert select high volume machined parts to injection molded, plastic parts. Our annual savings from the continued introduction of new parts to this process was approximately $200,000 during fiscal year 2010 and $50,000 during the first fiscal quarter of 2011. In addition, the Company continues to pursue select outsourcing opportunities for high volume components.
     Supply Chain Management — During fiscal 2009, the Company implemented Material Requirements Planning (“MRP”) in planning and controlling its production processes. The implementation of MRP helped reduce days of inventory on hand from 265 days at July 31, 2008 compared with 233 days at July 31, 2009 and 196 days at July 31, 2010. Days of inventory on hand increased to 223 days as of October 31, 2010 due to the Company’s preparation for new product launches and a decision to increase our domestic and international inventory to make sure customer demands are being fulfilled on a timely basis. The Company is in the process of implementing a new Enterprise Resource Planning (“ERP”) System and has completed the selection process. It is anticipated that the new ERP system will be installed in the first quarter of fiscal 2012.
     In addition, our fill rate on our ‘A’ products (those products which provide over 80 percent of our sales) was 96.4 percent as of October 31, 2010 based upon inventory availability to fulfill customer orders at the time the order is placed.

     Human Resource Rationalization — Starting with a hiring freeze in October 2008 and ending with a reduction in force in July 2009 of approximately 40 people, including our direct neurosurgery sales force, the Company redeployed certain human resources and reduced the number of employees and temporary workers by 10% during fiscal 2009. These changes were made possible by the introduction of manufacturing efficiencies in certain product lines, the implementation of improvements in our enterprise-wide information system, the implementation of MRP and supply chain management and related consolidations, and the shift from direct sales of certain neurosurgery products in the U.S. to the sales of these same products through marketing partners. The hiring freeze has continued through the first quarter of fiscal 2011 and certain positions are only added based upon a resource need or a replacement hire. At October 31, 2010 our head count was 350 as compared with 356 at July 31, 2010, a decrease of approximately 1.7 percent. However, a fully staffed operation, including planned replacements, is approximately 360 employees.
     Cash Management — The Company has been focused on its debt level which it reduced to $3.9 million as of October 31, 2010 and intends to continue to monitor and reduce its leverage by focusing on the reduction in days sales in accounts receivable and inventory and where appropriate, the increase in days in accounts payable. During the first quarter of fiscal 2011, the Company’s leverage ratio (defined as debt divided by debt plus total stockholders’ equity) was 7.9 percent which was an improvement from 8.4 percent as of July 31, 2010.
Accelerate growth through:
     Research & Development (“R&D”) — In order to focus resources on the most important projects, in October 2008, the Company completed a thorough review of its R&D efforts leading to a reduction in the number of active projects in the R&D pipeline to 23. In addition, we developed a uniform policies and procedures manual for our top ten R&D initiatives. In July 2009, the Company reorganized its R&D resources into an advanced technology group which works on longer-term, highly complex R&D initiatives, a primary development group which works on strategically targeted products and a manufacturing engineering group which works on product line extensions. These three groups continue to focus on projects in both ophthalmology and neurosurgery. Additionally, the engineering team at the King of Prussia, Pennsylvania location has been strengthened to provide capacity for the development of new electrosurgery products.
     New Business Development — The Company’s core assets, including a history of customer driven innovation, quality differentiated products and an extensive distribution network, make it a logical component of value-creating business combinations. We continue to evaluate such potential opportunities that can expand the Company’s product offerings.
Assess Distribution Alternatives:
     The Company competes in two distinct medical device markets, ophthalmology and neurosurgery. These markets are very different in terms of the number and size of the competitors in each and the size and maturity of their respective distribution networks. The Company has successfully effected the transition of the sale of its neurosurgery products to its marketing partners.
Improve Sales Force Productivity:
     The professionalism and the productivity of the Company’s sales force is one of its true assets. Significant effort was made in the last year aligning the incentives and promotional direction of the sales force with those of the Company’s interests as a whole. It is anticipated that this change will result in enhanced productivity.
     In fiscal 2011, our driving strategic priorities are:
•	To move the Company onto a higher growth trajectory. This means, simply, new products, some in new categories. The focus on our top four R&D opportunities will allow us access to different segments within the vitreoretinal and intracranial markets to drive organic growth, along with new business development opportunities that the Company is aggressively pursuing. We believe that this focus will revitalize the Company’s compound annual growth rate.

•	To continue to enhance the profitability of our operational platform by focusing on our manufacturing efficiencies, including lean manufacturing and select outsourcing of high quality components, and cost savings. In the first quarter of fiscal 2011, we enhanced our operating margins from 8.1 percent to 8.5 percent.
New Product Sales
     The Company’s business strategy has been, and is expected to continue to be, the development, manufacture and marketing of new technologies for microsurgery applications included in the ophthalmic and neurosurgical markets. New products, which management defines as products first available for sale within the prior 24-month period, accounted for approximately 7.6 percent of total sales for the Company for the three months ended October 31, 2010, or approximately $914,000 through the three months ended October 31, 2010. In order to focus resources on the most important projects, the Company completed a thorough review of its R&D efforts and reorganized these resources in fiscal 2009. The Company currently has 23 active projects in its R&D pipeline, including a small core of significant projects. Due to the R&D reorganization and the advanced technical challenges presented by these core projects, it will take a longer time for a significant impact on revenue to come to fruition.
Demand Trends
     The Company’s sales declined less than one percent during the fiscal quarter ended October 31, 2010 compared with the previous fiscal quarter. The two most significant factors impacting this decrease were the transitioning of our neurosurgery sales to our marketing partners and a $636,000, or 23.5 percent, decrease in capital equipment sales, including the sales of Omni® capital equipment, compared to the first quarter of fiscal 2010. These decreases were primarily offset by the growth in our disposable product sales of $566,000, or 6.0 percent.
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
     In addition, the demand for high quality products and new technologies, such as the Company’s innovative devices and disposables, to support growth in procedure volume continues to positively impact growth. The Company believes innovative surgical approaches will continue to significantly impact the ophthalmic and neurosurgical market.
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

Results Overview
     During the fiscal quarter ended October 31, 2010, we had net sales of $12.1 million, which generated $7.0 million in gross profit, operating income of $1.0 million and net income of approximately $633,000, or $0.03 earnings per share. The Company had $18.5 million in cash and $3.9 million in interest-bearing debt and revenue bonds as of October 31, 2010. Management anticipates that its available cash and cash flows from operations will be sufficient to meet working capital, capital expenditure and debt service needs for the next twelve months.
Results of Operations
Three-Month Period Ended October 31, 2010 Compared to Three-Month Period Ended October 31, 2009
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Quarter Ended
			% Increase
	October 31, 2010	October 31, 2009	(Decrease)
Ophthalmic	$7,976	$7,522	6.0%
Direct Neurosurgery	487	2,900	(83.2%)
Marketing partners (Codman, Stryker)	1,762	—	N/M *

Total Neurosurgery	$2,249	$2,900	(22.4%)
OEM (Codman, Stryker, Iridex)	1,837	1,690	8.7%
Other	14	34	(58.8%)

Total	$12,076	$12,146	(0.6%)

*	N/M — Not meaningful.
     Ophthalmic sales grew 6.0 percent in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. Domestic ophthalmic sales decreased 1.8 percent due to the decline in capital equipment sales, while international sales increased 17.4 percent primarily due to sales of disposable products. Direct neurosurgery sales decreased $2.4 million, or 83.2 percent, to $487,000 in the first quarter of fiscal 2011 compared the first quarter of fiscal 2010. This decline in neurosurgery sales was the result of the transition to Codman and Stryker under marketing partner agreements. New sales to our domestic marketing partners comprised $1.8 million of sales in the first quarter of fiscal 2011, partially offsetting the loss in direct neurosurgery sales. Total OEM rose 8.7 percent to $1.8 million compared with $1.7 million in the first quarter of fiscal 2010.
     The decrease in sales in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was primarily due to the transition of our direct neurosurgery sales to our marketing partners, which resulted in a $651,000 decrease in our net sales, and a decline in our capital equipment sales. In the first quarter of fiscal 2010, the Company sold $444,000 of Omni® capital equipment, which was previously included in our direct neurosurgery sales and which the Company no longer sells. Sales of capital equipment in the first quarter of fiscal 2011, including the sales of Omni® capital equipment, declined by $636,000, or 23.5 percent compared with the first quarter of fiscal 2010. However, the sales or our disposable products grew $566,000, or 6.0%, in the first quarter of fiscal 2010 as compared to the first quarter fiscal 2009.

     The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended
			% Increase
	October 31, 2010	October 31, 2009	(Decrease)
United States (including Marketing Partner and OEM sales)	$8,470	$8,489	(0.2%)
International (including Canada)	3,606	3,657	(1.4%)

Total	$12,076	$12,146	(0.6%)

     Domestic and international sales decreased primarily due to the shift in sales from direct neurosurgery sales to our marketing partners. Sales of domestic ophthalmology decreased 1.8 percent due to the decline in capital equipment sales while international ophthalmology sales increased 17.4 percent. Direct domestic neurosurgery sales decreased 79.9 percent and international neurosurgery sales decreased 95.9 percent. Sales to our marketing partners represented $1.8 million in sales during the first quarter of fiscal 2011, partially offsetting the loss of neurosurgery sales.
Gross Profit
     Gross profit as a percentage of net sales was 58.2 percent in the first quarter of fiscal 2011, compared to 57.0 percent for the same period in fiscal 2010. Gross profit as a percentage of net sales for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 increased 1.2 percentage points, due to improved profit margins on our ophthalmology products and improved absorption of both labor and overhead on all products, partially offset by the margin impact of the transition of sales to our marketing partners. The Company continues to realize incremental savings from the lean manufacturing initiative and continues to develop our internal resources to expand the lean initiative throughout the entire organization.
Operating Expenses
     R&D expenses as a percentage of net sales was 6.0 percent and 5.4 percent for the first quarter of fiscal 2011 and 2010, respectively. R&D costs increased by $60,000 in the first quarter of fiscal 2011 compared to the same period in fiscal 2010. The Company’s pipeline included approximately 23 active projects in various stages of completion as of October 31, 2010. The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its customers, and reflecting the need to keep such spending in line with what the Company can afford to spend, results in an investment rate that the Company believes is comparable to such spending by other medical device companies. The Company expects over the next few years to invest in R&D at a rate of approximately 5 to 7 percent of net sales. However, in the second half of fiscal 2011, the R&D investment may decline as a percent of sales as development revenue from certain new products being developed with Stryker’s ultrasonic aspirator products will offset some of the Company’s internal R&D expenses.
     Sales and marketing expenses decreased by approximately $236,000 to $3.0 million, or 25.0 percent of net sales, for the first fiscal quarter of 2011, compared to $3.3 million, or 26.8 percent of net sales, for the first fiscal quarter of 2010. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to the elimination of our neurosurgery sales force as of July 31, 2009.
     General and administrative expenses increased by approximately $222,000 to $2.3 million, or 18.6 percent of net sales, in the first fiscal quarter of 2011, compared to $2.0 million, or 16.7 percent of net sales, for the first fiscal quarter of 2010. The increase in general and administrative expenses as a percentage of net sales was primarily due to additional employees required to implement our lean manufacturing and quality improvement initiatives.

Other Income/(Expenses)
     Other expense for the first quarter of fiscal 2011 decreased to $55,000 compared to an expense of $178,000 for the first quarter of fiscal 2010. The decrease was primarily due to lower interest expense as the Company has significantly paid down its debt as compared to the first quarter of fiscal 2010 and higher investment income from its cash balances.
Operating Income, Income Taxes and Net Income
     Operating income for the first quarter of fiscal 2011 was up $50,000 to $1.0 million, as compared to the comparable 2010 fiscal period. The flat operating income was primarily the result of a 7.2 percent decrease in sales and marketing expenses partially offset by a 9.1 percent increase in R&D and a 10.9 percent increase in general and administrative expenses.
     The Company recorded a $341,000 tax provision on pre-tax income of $974,000, a 35.0 percent tax provision, in the quarter ended October 31, 2010. In the quarter ended October 31, 2009, the Company recorded a $259,000 tax provision on pre-tax income of $801,000, a 32.3 percent tax provision. The increase in the effective tax rate was due to the expiration of the R&D tax credit as of December 31, 2009.
     Net income increased by $91,000 to $633,000 for the first quarter of fiscal 2011, from $542,000 for the same period in fiscal 2010. Basic and diluted earnings per share for the first quarter of fiscal 2011 increased to $0.03 from $0.02 for the first quarter of fiscal 2010. Basic weighted average shares outstanding increased from 24,458,089 at October 31, 2009, to 24,782,913 at October 31, 2010.
Liquidity and Capital Resources
     The Company had approximately $18.5 million in cash and $3.9 million in interest-bearing debt and revenue bonds as of October 31, 2010.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At October 31, 2010, the Company had an average of 64 days of sales outstanding utilizing the trailing twelve months’ sales for the period ending October 31, 2010. The 64 days of sales outstanding at October 31, 2010, was 1 day unfavorable to July 31, 2010, and 9 days unfavorable to October 31, 2009, utilizing the trailing twelve months of sales. The current unfavorable economic climate in the United States and abroad has been impacting the collection time on our accounts receivable.
     At October 31, 2010, the Company had 223 days of average cost of sales in inventory on hand utilizing the trailing twelve months’ cost of sales for the period ending October 31, 2010. The 223 days of cost of sales in inventory was unfavorable to July 31, 2010, by 27 days and 6 days favorable to October 31, 2009, utilizing the trailing twelve months of cost of sales. Days of inventory on hand increased to 223 days as of October 31, 2010 due to the Company’s preparation for new product launches and a decision to increase our domestic and international inventory to make sure customer demands are being fulfilled on a timely basis.
     Cash flows provided by operating activities were $220,000 for the three months ended October 31, 2010, compared to cash flows provided by operating activities of approximately $1.6 million for the comparable fiscal 2010 period. The decrease of $1.4 million was primarily attributable to the net increase in inventory. In addition, accounts payable and income taxes payable increased $916,000 during the first three months of fiscal 2011, partially offset by a decrease in accounts receivable by approximately $1.1 million.
     Cash flows used by investing activities were $335,000 for the three months ended October 31, 2010, compared to cash used by investing activities of $223,000 for the comparable fiscal 2010 period. During the three months ended October 31, 2010, cash additions to property and equipment were $285,000, compared to $198,000 and cash additions to patents and other intangibles were $50,000, compared to $40,000 for the first three months of fiscal 2010.

     Cash flows used in financing activities were $63,000 for the three months ended October 31, 2010, compared to cash used in financing activities of $1.2 million for the three months ended October 31, 2009. The decrease of $1.1 million was attributable primarily to a decrease in the balance of net borrowings on the line of credit of $1.2 million.
     The Company had the following committed financing arrangements as of October 31, 2010, but had no borrowings thereunder:
     Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of October 31, 2010, interest under the facility was charged at 2.26 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at October 31, 2010. Outstanding amounts, if any, are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2010, to extend the termination date through November 30, 2011.
     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 31, 2010, the Company’s leverage ratio was 1.36 times and the minimum fixed charge coverage ratio was 1.88 times. Collateral availability under the line as of October 31, 2010, was approximately $8.2 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
     Non-U.S. Receivables Revolving Credit Facility: The Company had a non-U.S. receivables revolving credit facility with a bank which allowed for borrowings of up to $1.75 million with an interest rate based on LIBOR plus 3.0 percent. Pursuant to the terms of this facility, under no circumstance shall the rate be less than 3.5 percent per annum. The facility charged an administrative fee of 1.0 percent. There were no borrowings under this facility at October 31, 2010. Outstanding amounts were collateralized by the Company’s non-U.S. receivables. This credit facility had no financial covenants and was amended on November 30, 2010, to terminate the facility. Collateral availability under the facility was approximately $1.1 million at October 31, 2010.
     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest currently being one-month LIBOR plus 3.0 percent. Under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of October 31, 2010. The equipment line of credit was amended on November 30, 2010, to extend the maturity date to November 30, 2011.
     Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital (including taxes due on the Alcon settlement), capital expenditure, and debt service needs for the next twelve months.
STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended July 31, 2010.

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
Critical Accounting Policies
     The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2010. In the first three months of fiscal 2011, there were no changes to the significant accounting policies.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     The Company has $18.5 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 70 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 35 basis points would decrease the amount of interest income from these funds by approximately $65,000.
     The Company currently has a revolving credit facilities and an equipment line of credit facility in place. The revolving credit facilities had no outstanding balance at October 31, 2010, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at October 31, 2010, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these three facilities.
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
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2010. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2010, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     During the first fiscal quarter ended October 31, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1 — Legal Proceedings
     From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of October 31, 2010, the Company has no litigation reserve recorded.
Item 1A — Risk Factors
     The Company’s business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010. In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the Annual Report on Form 10-K for the fiscal year ended July 31, 2010.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3 — Defaults Upon Senior Securities
None
Item 4 — [Removed and Reserved]
Item 5 — Other Information
(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Item 6 — Exhibits

Exhibit No.	Description
10.1	Change in Control Agreement between Synergetics USA, Inc. and Pamela G. Boone, effective as of August 1, 2010 (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on October 12, 2010 and incorporated by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Trademark Acknowledgements
     Malis, the Malis waveform logo, Bident, Bi-Safe, Gentle Gel and Finest Energy Source for Surgery are our registered trademarks. Synergetics, the Synergetics’ logo, PHOTON, DualWave, COAG, Advantage, Microserrated, Microfiber, Solution, Tru-Micro, DDMS, Kryptonite, Diamond Black, Bullseye, Pinnacle 360°, Directional, Tru-Curve, Axcess, Veritas, Lumen and Lumenator product names are our trademarks. All other trademarks or tradenames appearing in this Form 10-Q are the property of their respective owners.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC. (Registrant)
December 14, 2010	/s/ David M. Hable
David M. Hable,
President and Chief Executive Officer (Principal Executive Officer)

December 14, 2010	/s/ Pamela G. Boone
Pamela G. Boone,
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)