Form 10-Q
period 2011-01-31
SYNERGETICS USA INC
filed 2011-03-09
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011

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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of March 4, 2011 was 24,968,301 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of January 31, 2011 (Unaudited) and July 31, 2010
(Dollars in thousands, except share data)

	January 31, 2011	July 31, 2010
Assets
Current Assets
Cash and cash equivalents	$17,919	$18,669
Accounts receivable, net of allowance for doubtful accounts of $267 and $282, respectively	8,948	9,056
Inventories	13,940	11,891
Prepaid expenses	955	792
Income taxes refundable	422	—
Deferred income taxes	696	658

Total current assets	42,880	41,066
Property and equipment, net	8,608	8,044
Intangible and other assets
Goodwill	10,690	10,690
Other intangible assets, net	12,051	12,353
Patents, net	969	870
Cash value of life insurance	72	72

Total assets	$75,270	$73,095

Liabilities and stockholders’ equity
Current Liabilities
Current maturities of long-term debt	$1,416	$1,398
Current maturities of revenue bonds payable	116	116
Accounts payable	1,946	1,800
Accrued expenses	2,277	2,624
Income taxes payable	—	11
Deferred revenue	400	400

Total current liabilities	6,155	6,349

Long-Term Liabilities
Long-term debt, less current maturities	627	939
Revenue bonds payable, less current maturities	1,553	1,612
Deferred revenue	18,935	18,630
Deferred income taxes	1,379	1,339

Total long-term liabilities	22,494	22,520

Total liabilities	28,649	28,869

Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock at January 31, 2011 and July 31, 2010, $0.001 par value, 50,000,000 shares authorized; 24,968,301 and 24,772,155 shares issued and outstanding, respectively	25	25
Additional paid-in capital	25,315	24,905
Retained earnings	21,272	19,319
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	9	(23)

Total stockholders’ equity	46,621	44,226

Total liabilities and stockholders’ equity	$75,270	$73,095

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Six Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Net sales	$13,278	$13,014	$25,354	$25,160
Cost of sales	5,544	5,599	10,598	10,818

Gross profit	7,734	7,415	14,756	14,342

Operating expenses
Research and development	986	775	1,705	1,434
Sales and marketing	2,734	3,045	5,757	6,304
General and administrative	2,176	2,051	4,427	4,081

	5,896	5,871	11,889	11,819

Operating income	1,838	1,544	2,867	2,523

Other income (expenses)
Investment income	28	1	60	2
Interest expense	(65)	(131)	(145)	(300)
Loss on sale of product line	(99)	(38)	(99)	(76)
Miscellaneous	(4)	—	(11)	28

	(140)	(168)	(195)	(346)

Income before provision for income taxes	1,698	1,376	2,672	2,177
Provision for income taxes	378	499	719	758

Net income	$1,320	$877	$1,953	$1,419

Earnings per share:
Basic	$0.05	$0.04	$0.08	$0.06

Diluted	$0.05	$0.04	$0.08	$0.06

Basic weighted average common shares outstanding	24,937,463	24,584,393	24,860,188	24,521,241
Diluted weighted average common shares outstanding	25,074,230	24,614,628	24,977,399	24,554,522
See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)

	Six Months Ended	Six Months Ended
	January 31, 2011	January 31, 2010
Cash Flows from Operating Activities
Net income	$1,953	$1,419
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	559	522
Amortization	343	445
Provision for doubtful accounts receivable	(16)	(53)
Stock-based compensation	161	147
Deferred income taxes	2	(210)
Loss on sale of product line	99	76
(Gain) loss on sale of equipment	50	(15)
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	66	360
Inventories	(2,031)	607
Prepaid expenses	(158)	(245)
Income taxes refundable	(422)	—
(Decrease) increase in:
Accounts payable	143	(76)
Accrued expenses	(361)	(423)
Deferred revenue	305	—
Income taxes payable	(11)	(11)

Net cash provided by operating activities	682	2,543

Cash Flows from Investing Activities
Proceeds from the sale of equipment	11	15
Purchase of property and equipment	(1,185)	(281)
Acquisition of patents and other intangibles	(140)	(75)

Net cash used in investing activities	(1,314)	(341)

Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	—	213
Net borrowings (repayments) on lines-of-credit	—	(1,472)
Principal payments on revenue bonds payable	(58)	(246)
Principal payments on long-term debt	—	(113)
Payment on debt incurred for acquisition of trademark	(295)	(278)
Tax benefit associated with the exercise of non-qualified stock options	97	—
Proceeds from the issuance of common stock	152	12

Net cash used in financing activities	(104)	(1,884)

Foreign exchange rate effect on cash and cash equivalents	(14)	—

Net (decrease) increase in cash and cash equivalents	(750)	318
Cash and cash equivalents
Beginning	18,669	160

Ending	$17,919	$478

See Notes to Unaudited Condensed Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular information reflects dollars in thousands, except share and per share information)
Note 1. General
     Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, as a result of the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative microsurgical devices, capital equipment, accessories and disposables of the highest quality in order to enable surgeons who perform microsurgery around the world to provide a better quality of life for their patients. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri and King of Prussia, Pennsylvania. During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.
     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2010, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 12, 2010 (the “Annual Report”).
Note 2. Comprehensive Income
     Comprehensive income was $1,226,000 and $1,985,000 for the three and six months ended January 31, 2011. The Company’s only component of other comprehensive income is the foreign currency translation adjustment.
Note 3. Summary of Significant Accounting Policies
     Deferred revenue: During the quarter, the Company received a payment from Codman & Shurtleff, Inc. (“Codman”), a marketing partner, to establish exclusivity on certain generator products and accessories. Revenue from the payment has been deferred and is being amortized over the expected term of the agreement. In addition, included in deferred revenue is an amount the Company received pursuant to a Confidential Settlement and License Agreement with Alcon, Inc. (“Alcon”). This payment was accounted for as an up-front licensing fee. Recognition of the revenue pursuant to this agreement has been deferred and is being recognized over a period of up to fifteen years based upon anticipated shipments to Alcon under a related Supply Agreement entered pursuant to the settlement. The Company recognized $231,000 of this deferred revenue during the fiscal quarter ended January 31, 2011.

Reclassifications: Certain reclassifications have been made to the prior period’s quarterly financial statements to conform to the current quarter’s presentation which increased gross profit margin by $89,000 and $197,000 for the three and six months ended January 31, 2010, respectively; increased operating income by $38,000 and $76,000 for the three and six months ended January 31, 2010, respectively; and increased the loss on the sale of the product line for the three and six months ended January 31, 2010 by $38,000 and $76,000 for the three and six months ended January 31, 2010, respectively. However, net income was not affected.
     The Company’s significant accounting policies are disclosed in the Annual Report. In the first six months of fiscal 2011, no significant accounting policies were changed other than the deferred revenue policy discussed above.
Subsequent Events: The Company has evaluated subsequent events through the date of issuance of the financial statements.
Note 4. Marketing Partner Agreements
     The Company sells most of its electrosurgery generators and neurosurgery instruments and accessories to two U.S. based national and international marketing partners as described below:
Codman
     In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 25 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson. On April 2, 2009, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories effective January 1, 2009. In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. Both agreements expire on December 31, 2014. In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the bipolar generators and related disposables and accessories.
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
     Total sales to Codman and its respective percent of the Company’s net sales in the three and six months ended January 31, 2011 and January 31, 2010, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement and revenue recognized from the exclusivity payment, were as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended January	Ended January	Ended January	Ended January
	31, 2011	31, 2010	31, 2011	31, 2010
Net Sales	$2,434	$1,588	$4,540	$2,473
Percent of net sales	18.3%	12.2%	17.9%	9.8%
Stryker Corporation (“Stryker”)
     The Company supplies a lesion generator used for minimally invasive pain treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the Company negotiated a one-year extension to the agreement through December 31,

2010 and increased the minimum purchase obligation to 300 units per year for the remaining contract period. The Company is negotiating a potential four-year extension to the agreement through December 31, 2015.
     On March 31, 2010, the Company entered into an additional strategic agreement with Stryker including the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® ultrasonic aspirator product line. The loss from advanced costs experienced in anticipation of the sale of the Omni® product line to Stryker was $38,000 and $76,000 for the three and six months ended January 31, 2010. For fiscal year 2010, the gain from the sale of the Omni® product line to Stryker was $817,000. In the second quarter of fiscal 2011, the Company recorded an additional $99,000 loss on the sale of this product line as certain receivables were deemed uncollectible. In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the ultrasonic aspirator console and handpieces and to pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator.
     Total sales to Stryker and its respective percent of the Company’s net sales in the three and six months ended January 31, 2011 and January 31, 2010, including the historical sales of pain control generators and accessories that the Company has supplied in the past, as well as the disposable ultrasonic instrument tips sales and certain other consumable products resulting from the new agreements, were as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended January	Ended January	Ended January	Ended January
	31, 2011	31, 2010	31, 2011	31, 2010
Net Sales	$1,997	$670	$3,357	$1,259
Percent of net sales	15.0%	5.1%	13.2%	5.0%
No other customer comprises more than 10 percent of sales in any given quarter.
Note 5. Stock-Based Compensation
Stock Option Plans
     The following table provides information about stock-based awards outstanding at January 31, 2011:

		Weighted	Weighted
		Average	Average Fair
	Shares	Exercise Price	Value
Options outstanding beginning of period	576,695	$2.08	$1.71
For the period August 1, 2010 through January 31, 2011
Granted	108,751	$4.43	$3.56
Forfeited	—	—	—
Exercised	(116,417)	$1.31	$1.13

Options outstanding, end of period	569,029	$2.69	$2.18

Options exercisable, end of period	384,216	$2.51	$2.04

     During the second quarter of fiscal 2011, there were 40,000 options granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service. Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed, or re-elected to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. The Company recorded $12,000 of compensation expense for each of the three and six months ended January 31, 2011 related to these options. In addition, the Company recorded $7,000 and $18,000 of compensation expense for the three and six months ended January 31, 2011, respectively, for previously granted options.

     During the second quarter of fiscal 2011, there were options to purchase 68,751 shares of Common Stock granted to the officers of the Company. These options were granted in conjunction with the Company’s annual review of compensation as of August 1, 2010 and vest pro-ratably on a quarterly basis over the next five years of service. The Company recorded $4,000 of compensation expense for the three and six months ended January 31, 2011 related to these options. In addition, the Company recorded $8,000 and $16,000 of compensation expense for the three and six months ended January 31, 2011, respectively, for previously granted options.
     The fair value of all options granted during the second fiscal quarter was determined at the date of the grant using the Black-Sholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	3.30%
Expected average life (in years)	10
Expected volatility	75.38%
Expected dividend yield	0.0%
The expected average risk-free rate is based on the 10 year U.S. treasury yield curve in December of 2010. The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to the vesting schedules, historical exercises and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s Common Stock. The expected dividend yield is based on historical information and management’s plan.
     The intrinsic value of in-the-money stock options outstanding was $1.1 million and $46,000 at January 31, 2011 and 2010, respectively. The intrinsic value of in-the-money exercisable stock options was $824,000 and $37,000 at January 31, 2011 and 2010, respectively.
     The Company expects to issue new shares as options are exercised. As of January 31, 2011, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $111,000 for the remainder of fiscal 2011, $130,000 in fiscal 2012, $68,000 in fiscal 2013, $68,000 in fiscal 2014, $56,000 in fiscal 2015 and $20,000 in 2016.
Restricted Stock Plans
     Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), Common Stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three to five-year vesting period or at the end of the fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. As of January 31, 2011, there was approximately $463,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. The cost is expected to be recognized over a weighted average period of three to five years. The following table provides information about restricted stock grants during the six-month period ended January 31, 2011:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Balance as of July 31, 2010	286,961	$2.04
Granted	71,443	$2.59
Forfeited	—	—
Balance as of January 31, 2011	358,404	$2.15

Note 6. Fair Value Information
     Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.
     The Company has no financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. No impairment indicators existed as of January 31, 2011.
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
Note 7. Supplemental Balance Sheet Information
Inventories: Inventories as of January 31, 2011 and July 31, 2010 were as follows (dollars in thousands):

	January 31, 2011	July 31, 2010
Raw material and component parts	$6,550	$5,225
Work in progress	2,524	2,050
Finished goods	4,866	4,616

	$13,940	$11,891

Property and Equipment: Property and equipment as of January 31, 2011 and July 31, 2010 were as follows (dollars in thousands):

	January 31, 2011	July 31, 2010
Land	$730	$730
Building and improvements	5,932	5,929
Machinery and equipment	6,508	6,136
Furniture and fixtures	719	736
Software	363	363
Construction in progress	774	232

	15,026	14,126
Less accumulated depreciation	6,418	6,082

	$8,608	$8,044

Other Intangible Assets: Information regarding the Company’s other intangible assets as of January 31, 2011 and July 31, 2010 is as follows (dollars in thousands):

	Gross Carrying	Accumulated
	Value	Amortization	Net
	January 31, 2011
Proprietary know-how	$4,057	$1,668	$2,389
Trademark	5,923	—	5,923
Licensing agreement	5,834	2,095	3,739
Patents	1,527	558	969

	$17,341	$4,321	$13,020

	July 31, 2010
Proprietary know-how	$4,057	$1,544	$2,513
Trademark	5,923	—	5,923
Licensing agreement	5,834	1,917	3,917
Patents	1,387	517	870

	$17,201	$3,978	$13,223

     Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.
     The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended January 31, 2011. Estimated amortization expense on other intangibles for the remaining six months of the fiscal year ending July 31, 2011, and the next four years thereafter is as follows (dollars in thousands):

Amount
Fiscal Year 2011 (remaining 6 months)	$293
Fiscal Year 2012	587
Fiscal Year 2013	587
Fiscal Year 2014	587
Fiscal Year 2015	587
     Amortization expense for the three and six months ended January 31, 2011 was $147,000 and $343,000, respectively.
Pledged assets; short and long-term debt (excluding revenue bonds payable): Short-term debt as of January 31, 2011 and July 31, 2010, consisted of the following:
     Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on January 31, 2011 permits borrowings up to $7.9 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon our leverage ratio. As of January 31, 2011, interest under the facility is charged at 2.26 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at January 31, 2011. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2010, to extend the termination date through November 30, 2011.
     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of January 31, 2011, the leverage ratio was 1.25 times and the minimum fixed charge coverage ratio was 2.12 times. Collateral availability under the line as of January 31, 2011, was approximately $7.9 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

     Non-U.S. Receivables Revolving Credit Facility: The Company had a non-U.S. receivables credit facility with a bank which allowed for borrowings of up to $1.75 million with an interest rate based upon LIBOR plus 3.0 percent. Pursuant to the terms of this facility, under no circumstances shall the rate be less than 3.5 percent per annum. The facility charged an administrative fee of 1.0 percent. Outstanding amounts were collateralized by the Company’s non-U.S. receivables. This credit facility had no financial covenants or outstanding balance when it was terminated on November 30, 2010.
     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility at January 31, 2011. The equipment line of credit was amended on November 30, 2010, to extend the maturity date to November 30, 2011.
Long-term debt as of January 31, 2011 and July 31, 2010 consisted of the following (dollars in thousands):

	January 31, 2011	July 31, 2010
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.0 percent; remaining balance of $639,616 including the effects of imputing interest, due December 2011, collateralized by the Malis® trademark	$617	$911
Settlement obligation to Iridex Corporation (“Iridex”), due in annual installments of $800,000 which includes interest at an imputed rate of 8.0 percent; remaining balance of $1,600,000 including the effects of imputing interest, due April 15, 2012	1,426	1,426

Total	$2,043	$2,337
Less current maturities	1,416	1,398

Long-term portion	$627	$939

Note 8. Commitments and Contingencies
     Effective January 29, 2009, the Company’s Board of Directors appointed David M. Hable to serve as President and Chief Executive Officer (“CEO”). Also on that date, the Company entered into a change in control agreement with Mr. Hable. On December 9, 2009, the Company entered into a change in control agreement with each of its Chief Operating Officer and Chief Scientific Officer, which agreements were contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreements were made effective with other compensation changes as of August 1, 2009. On October 12, 2010, the Company entered into a change of control agreement with its Chief Financial Officer (“CFO”), which agreement was contemplated in conjunction with the Company’s annual review of compensation; therefore, the agreement was made effective with other compensation changes as of August 1, 2010. On March 3, 2011, the Company entered into a change of control agreement with each of its Vice President of Domestic Sales and Vice President of International Sales and Marketing, which agreements were contemplated in conjunction with the Company’s annual review of compensation; therefore, the agreements were made effective with other compensation changes as of August 1, 2010. The change in control agreements with its executive officers Vice President of Domestic Sales and Vice President of International Sales and Marketing each provide that if employment is terminated within one year following a change in control for cause or disability (as each term is defined in the change in control agreement), as a result of the officer’s death, or by the officer other than as an involuntary termination (as defined in the change in control agreement), the Company shall pay the officer all compensation earned or accrued through his or her employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which they are entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).

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
Note 9. Enterprise-wide Sales Information
     Enterprise-wide sales information for the three and six months ended January 31, 2011 and 2010, respectively, consisted of the following (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended January	Ended January	Ended January	Ended January
	31, 2011	31, 2010	31, 2011	31, 2010
Net Sales
Ophthalmic	$7,837	$7,801	$15,812	$15,323

Neurosurgery — Direct	557	2,829	1,044	5,729
Marketing Partners (Codman, Stryker)	2,250	462	4,012	462

Total Neurosurgery	2,807	3,291	5,056	6,191

OEM (Codman, Stryker, Iridex)	2,611	1,891	4,448	3,581

Other	23	31	38	65

Total	$13,278	$13,014	$25,354	$25,160

Net Sales
Domestic	$9,484	$8,751	$17,954	$17,240
International	3,794	4,263	7,400	$7,920

	$13,278	$13,014	$25,354	$25,160

Note 10. Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends Accounting Standards Codification 820, “Fair Value Measurements and Disclosures.” This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurement on a gross basis, fair value information by class of assets and liabilities and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The effective date for the roll forward reconciliations is the first quarter of fiscal 2012. The Company does not believe the adoption of this ASU will have a material effect on its consolidated financial statements.
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
     Synergetics USA, Inc. is a leading supplier of precision microsurgical devices. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical, handheld devices and the delivery of various energy modalities for the performance of minimally invasive microsurgery, including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide sales information is included in Note 9 to the unaudited condensed consolidated financial statements.
     The Company is a Delaware corporation incorporated on June 2, 2005, as a result of the reverse merger of Synergetics, Inc. and Valley Forge Scientific Corp. Synergetics was founded in 1991. Valley Forge was incorporated in 1980 and became a publicly-held company in November 1989. Prior to the reverse merger of Synergetics and Valley Forge, Valley Forge’s common stock was listed on The NASDAQ Small Cap Market (now known as The NASDAQ Capital Market) and the Boston Stock Exchange under the ticker symbol “VLFG.” On September 21, 2005, Synergetics Acquisition Corporation, a wholly owned Missouri subsidiary of Valley Forge, merged with and into Synergetics, and Synergetics thereby became a wholly owned subsidiary of Valley Forge. On September 22, 2005, Valley Forge reincorporated from a Pennsylvania corporation to a Delaware corporation and changed its name to Synergetics USA, Inc. Upon consummation of the merger, the Company’s securities began trading on The NASDAQ Capital Market under the ticker symbol “SURG,” and its shares were voluntarily delisted from the Boston Stock Exchange.
Recent Developments
     We had several developments in fiscal 2010 and fiscal 2011 that we expect will contribute to the growth of our business in the foreseeable future.
     On April 1, 2010, the Company announced the closing of a definitive agreement with Stryker in conjunction with the acquisition by Stryker of certain assets from Mutoh Co., Ltd. and its affiliates, used to produce the Sonopet Ultrasonic Aspirator control consoles and handpieces (previously marketed under the Omni® brand by Synergetics in the U.S., Canada and several other countries). The agreement included the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® product line. The gain from the sale of the Omni® product line to Stryker was $817,000 in fiscal 2010. In the second quarter of fiscal 2011, the Company recorded an additional $99,000 loss on the sale of this product line as certain receivables were deemed to be uncollectible. In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the Sonopet/Omni® ultrasonic aspirator console and handpieces, and pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator products. The Company is negotiating a potential four-year extension to the agreement with Stryker through December 31, 2015. The Stryker relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes.
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

     Contribution margins for the products supplied to Codman and Stryker have increased, as anticipated, primarily due to the elimination of commercial expenses associated with the distribution of these products. However, sales and gross profit for these products have decreased, as the transfer prices to Codman and Stryker are lower than the previous average direct selling prices.
     On April 27, 2010, the Company announced that it had entered into a Settlement and License Agreement with Alcon pursuant to which Alcon agreed to pay the Company $32.0 million, and the Company agreed to produce certain products for distribution by Alcon. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third fiscal quarter of 2010. The remaining $19.0 million has been accounted for as deferred revenue on the balance sheet. As units are shipped to Alcon under a Supply Agreement entered pursuant to the settlement, the Company will be paid an incremental transfer price and will also recognize a portion of the deferred revenue as units are forecast to be shipped to Alcon over a period of up to fifteen years. The Company recognized $231,000 of this deferred revenue during the fiscal quarter ended January 31, 2011. Shipments to Alcon of the first of two products covered by the agreement are expected to begin in the second half of fiscal 2011.
     On October 26, 2010, the Company announced record sales leads generated from the presentation of recently released ophthalmic products at the 2010 Annual Meeting of the American Academy of Ophthalmology.
     On November 30, 2010, the Company extended its revolving credit facility and its equipment line of credit through November 30, 2011.
     On December 9, 2010, the Company announced that it signed a product development and consulting agreement with Retinal Solutions, LLC located in Michigan.
     On December 22, 2010, Codman elected to exercise its option of exclusive distribution with respect to the bipolar generators and related disposables and accessories.
     On February 16, 2011, the Company retired the debt on its O’Fallon, Missouri facility.
Summary of Financial Information
     The following tables present net sales by category and our results of operations (dollars in thousands):
NET SALES BY CATEGORY

	Three Months Ended
	January 31, 2011	Mix	January 31, 2010	Mix
Ophthalmology	$7,837	59.0%	$7,801	59.9%

Direct Neurosurgery	557	4.2%	2,829	21.7%
Marketing Partners (1)	2,250	16.9%	462	3.6%

Total Neurosurgery	2,807	21.1%	3,291	25.3%

Original Equipment Manufacturers (“OEM”) (2)	2,611	19.7%	1,891	14.5%

Other	23	0.2%	31	0.3%

Total	$13,278		$13,014

	Six Months Ended
	January 31, 2011	Mix	January 31, 2010	Mix
Ophthalmology	$15,812	62.4%	$15,323	60.9%

Direct Neurosurgery	1,044	4.1%	5,729	22.8%
Marketing Partners (1)	4,012	15.8%	462	1.8%

Total Neurosurgery	5,056	19.9%	6,191	24.6%

OEM	4,448	17.5%	3,581	14.2%

Other	38	0.2%	65	0.3%

Total	$25,354		$25,160

(1)	Marketing partners’ sales include disposable bipolar forceps, disposable ultrasonic instrument tips and accessories which were previously sold by our direct neurosurgery sales force and our distribution partners. These products have been transitioned to our marketing partners.

(2)	Revenues from OEM represent sales of electrosurgical and pain control generators, related accessories and certain laser probes to Stryker, Codman and Iridex.
     The increase in sales in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010 was primarily due to a $720,000 increase in OEM sales (including $295,000 of deferred revenue recognized) offset by a $484,000 decrease in our neurosurgery sales due to the transition of the majority of our neurosurgery product sales to our marketing partners. In the second quarter of fiscal 2010, the Company sold $497,000 of Omni® capital equipment that was previously included in our direct neurosurgery sales and which the Company no longer sells. Overall sales of capital equipment in the second quarter of fiscal 2011, including the sales of Omni® capital equipment, declined by $900,000, or 26.7 percent, compared with the second quarter of fiscal 2010. However, the sales of our disposable products grew $869,000, or 9.0 percent, in the second quarter of fiscal 2011 as compared to the second quarter fiscal 2010.
     The increase in sales for the first six months of fiscal 2011 compared with the first six month of fiscal 2010 was primarily due to a $489,000 increase in ophthalmology sales and an $867,000 increase in OEM sales (including $295,000 of deferred revenue recognized) offset by a $1.1 million decrease in total neurosurgery sales due to the transition of the majority of our neurosurgery product sales to our marketing partners. In the first six months of fiscal 2010, the Company sold $941,000 of Omni® capital equipment that was previously included in our direct neurosurgery sales and which the Company no longer sells. Overall sales of our capital equipment in the first six months of fiscal 2011, including the sales of Omni® capital equipment, declined by $1.5 million, or 25.3 percent, compared with the first six months of fiscal 2010. However, the sales of our disposable products grew $1.4 million, or 7.5 percent, in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010.
RESULTS OF OPERATIONS
(Dollars in Thousands)

	Three Months Ended
			Increase
	January 31, 2011	January 31, 2010	(Decrease)
Net Sales	$13,278	$13,014	2.0%
Gross Profit	7,734	7,415	4.3%
Gross Profit Margin %	58.2%	57.0%	2.1%
Commercial Expenses
Sales and Marketing	2,734	3,045	(10.2%)
General and Administrative	2,176	2,051	6.1%
Research and Development	986	775	27.2%
Operating Income	1,838	1,544	19.0%
Operating Margin	13.8%	11.9%	16.0%
EBITDA (1)	2,184	1,994	9.5%
Net Income	$1,320	$877	50.5%
Earnings per share	$0.05	$0.04	25.0%
Return on equity (1)	2.9%	2.2%	31.8%
Return on assets (1)	1.9%	1.8%	5.6%

	Six Months Ended
			Increase
	January 31, 2011	January 31, 2010	(Decrease)
Net Sales	$25,354	$25,160	0.8%
Gross Profit	14,756	14,342	2.9%
Gross Profit Margin %	58.2%	57.0%	2.1%
Commercial Expenses
Sales and Marketing	5,757	6,304	(8.7%)
General and Administrative	4,427	4,081	8.5%
Research and Development	1,705	1,434	18.9%
Operating Income	2,867	2,523	13.6%
Operating Margin	11.3%	10.0%	13.0%
EBITDA (1)	3,719	3,444	8.0%
Net Income	$1,953	$1,419	37.6%
Earnings per share	$0.08	$0.06	33.3%
Return on equity (1)	4.3%	3.7%	16.2%
Return on assets (1)	2.8%	3.0%	(6.7%)

(1)	EBITDA, return on equity and return on assets are not financial measures recognized by U.S. GAAP. EBITDA is defined as income before net interest expense, income taxes, depreciation and amortization. Return on equity is defined as net income divided by average equity. Return on assets is defined as net income plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

	Three Months Ended		Six Months Ended
	(Dollars in Thousands)		(Dollars in Thousands)
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Net income	$1,320	$877	$1,953	$1,419
Interest	65	131	145	300
Income taxes	378	499	719	758
Depreciation and amortization	421	487	902	967
EBITDA	$2,184	$1,994	$3,719	$3,444

Net income	$1,320	$877	$1,953	$1,419
Average Equity:
January 31, 2011	$46,621		$46,621
October 31, 2010	$45,167		$45,167
July 31, 2010			$44,226
January 31, 2010		$39,708		$39,708
October 31, 2009		$38,746		$38,746
July 31, 2009				$38,130
Average Equity	$45,894	$39,227	$45,338	$38,861
Return on Equity	2.9%	2.2%	4.3%	3.7%

Net Income	$1,320	$877	$1,953	$1,419
Interest	65	131	145	300
Net income + interest
Expense	$1,385	$1,008	$2,098	$1,719
Average Assets:
January 31, 2011	$75,270		$75,270
October 31, 2010	$74,143		$74,143
July 31, 2010			$73,095
January 31, 2010		$56,996		$56,996
October 31, 2009		$56,737		$56,737
July 31, 2009				$58,080
Average Assets	$74,707	$56,867	$74,169	$57,271
Return on Assets	1.9%	1.8%	2.8%	3.0%
Non-GAAP Financial Measures
     We measure our performance primarily through our operating profit. In addition to our consolidated financial statements presented in accordance with GAAP, management uses certain non-GAAP measures, including EBITDA, return on equity and return on assets, to measure our operating performance. We provide a definition of the components of these measurements and a reconciliation to the most directly comparable GAAP financial measure.
     These non-GAAP measures are presented to enhance an understanding of our operating results and are not intended to represent cash flow or results of operations. The use of these non-GAAP measures provides an indication of our ability to service debt and measure operating performance. We believe these non-GAAP measures are useful in evaluating our operating performance compared to other companies in our industry. We believe these metrics are beneficial to investors, potential investors and other key stakeholders, including creditors who use this measure in their evaluation of our performance.
     EBITDA, however, does have certain material limitations primarily due to the exclusion of certain amounts that are material to our results of operations, such as interest expense, income tax expense, depreciation and amortization. Due to these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in our business and should be utilized in conjunction with other information contained in our consolidated financial statements prepared in accordance with GAAP.

Results Overview
     Product categories as a percentage of total sales were as follows:

	Three Months Ended
	January 31, 2011	January 31, 2010
Ophthalmology	59.0%	59.9%
Neurosurgery	4.2%	21.7%
Marketing Partners	16.9%	3.6%
OEM	19.7%	14.5%
Other	0.2%	0.3%
Total	100.0%	100.0%

	Six Months Ended
	January 31, 2011	January 31, 2010
Ophthalmology	62.4%	60.9%
Neurosurgery	4.1%	22.8%
Marketing Partners	15.8%	1.8%
OEM	17.5%	14.2%
Other	0.2%	0.3%
Total	100.0%	100.0%
     International revenues of $3.8 million constituted 28.6 percent of our total revenues for the three months ended January 31, 2011, as compared to 32.8 percent as of the three months ended January 31, 2010. For the six months ended January 31, 2011, international revenues were $7.4 million, or 29.2 percent, as compared to 31.5 percent for the six months ended January 31, 2010. Many of the products we sell to our marketing partners and OEM customers are shipped to their non-U.S. customers in various countries around the world.
Our Business Strategy
     The Company’s key strategy is to enhance shareholder value through profitable revenue growth in ophthalmology and neurosurgery markets. This is accomplished through the identification and development of reusable and disposable devices in conjunction with leading surgeons and marketing partners. We are committed to establishing a strong operational infrastructure and financial foundation within which growth opportunities can be prudently evaluated, financed and implemented. We will remain vigilant and sensitive to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. In fiscal 2011, our strategic priorities are to drive the Company onto a higher growth trajectory and to continue to enhance the profitability of our operational platform by focusing on manufacturing efficiencies.
     In fiscal 2011, we continue to be focused on the following strategies:
     Improve Profitability and Cash Efficiency through:
                  Manufacturing Efficiencies
     Lean Manufacturing — During the fiscal year ended July 31, 2010, we implemented lean manufacturing in virtually all of our disposable illumination and laser probe product lines. We restructured our production operations from a traditional departmental model into six value streams. Each value stream has a dedicated management team to support the production, technical and quality aspects of our products. Lean concepts were also implemented within select machining and instrument value streams with great success. We will continue to implement our lean initiative throughout the production value streams and expand into our accounting operations in fiscal 2011. We estimate that we realized approximately $1.4 million of direct labor cost savings from these initiatives during fiscal 2010 and $326,000 during the first six months of fiscal 2011. In addition, we have entered the phase in which we are conducting Kaizen events (Kaizen in Japanese means “change for the better”), which we anticipate will produce significant incremental cost savings.
     Component Cost Savings — The Company’s most recent acquisition, Medimold, LLC, is producing plastic components which were previously supplied by outside vendors and realizing additional benefits related to the compression of time and costs in the new product development cycle. We continue to save on the conversion of select high volume machined parts to injection molded, plastic parts. Our annual savings from these conversions was approximately $200,000 during fiscal year 2010. In addition, the Company continues to pursue select outsourcing opportunities for high volume components.
     Supply Chain Management — During fiscal 2009, the Company implemented Material Requirements Planning (“MRP”) in planning and controlling its production processes. The implementation of MRP helped reduce days of inventory on hand from 265 days at July 31, 2008 compared with 233 days at July 31, 2009 and 196 days at July 31, 2010. Days of inventory on hand increased to 232 days as of January 31, 2011 due to the Company’s preparation for new product launches and a decision to increase our domestic and international inventory to make sure customer demands are being fulfilled on a timely basis. The Company is in the process of implementing a new Enterprise Resource Planning (“ERP”) System and is anticipated that it will be installed in the first quarter of fiscal 2012.
     Human Resource Rationalization — Starting with a hiring freeze in October 2008 and ending with a reduction in force in July 2009 of approximately 40 people, including our direct neurosurgery sales force, the Company redeployed certain human resources and reduced the number of employees and temporary workers by 10 percent during fiscal 2009. These changes were made possible by the introduction of manufacturing efficiencies in certain product lines, the implementation of improvements in our enterprise-wide information system, the implementation of MRP and supply chain management and related consolidations, and the shift from direct sales of certain neurosurgery products in the U.S. to the sales of these same products through marketing partners. The hiring freeze has continued through the second quarter of fiscal 2011 and certain positions are only added based upon a resource need or a replacement hire. At January 31, 2011, our head count was 359 as compared with 356 at July 31, 2010, an increase of approximately 0.8 percent. A fully staffed operation, including planned replacements, is approximately 360 employees.
     Cash Management — The Company has been focused on its debt level which it reduced to $3.7 million as of January 31, 2011 and intends to continue to monitor and reduce its leverage by focusing on the reduction in days sales in accounts receivable and inventory and where appropriate, the increase in days in accounts payable. During the second quarter of fiscal 2011, the Company’s leverage ratio (defined as debt divided by debt plus total stockholders’ equity) was 7.4 percent, which was a decline from 8.4 percent as of July 31, 2010. On February 16, 2011, the Company retired the debt on its O’Fallon, Missouri facility.
Accelerate Growth through:
     Research & Development (“R&D”) — In order to focus resources on the most important projects, in October 2008, the Company completed a thorough review of its R&D efforts leading to a reduction in the number of active projects in the R&D pipeline to 18 at January 31, 2011. In addition, we developed a uniform policies and procedures manual for our top ten R&D initiatives. In July 2009, the Company reorganized its R&D resources into an advanced technology group which works on longer-term, highly complex R&D initiatives, a primary development group which works on strategically targeted products and a manufacturing engineering group which works on product line extensions. These three groups continue to focus on projects in both ophthalmology and neurosurgery. Additionally, the engineering team at the King of Prussia, Pennsylvania location has been strengthened to provide capacity for the development of new electrosurgery products.

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
Improve Sales Force Productivity:
     The professionalism and productivity of the Company’s sales force is one of its true assets. Significant effort was made in the last fiscal year to align the incentives and promotional direction of the sales force with those of the Company. It is anticipated that this change will result in enhanced productivity during fiscal 2011.
     In fiscal 2011, our driving strategic priorities are:
•	To move the Company onto a higher growth trajectory. This means, simply, new products, some in new categories. Our top four R&D projects will allow us access to different categories within the vitreoretinal and intracranial markets to drive organic growth, along with new business development opportunities that the Company is aggressively pursuing. We believe that this focus will revitalize the Company’s compound annual growth rate.

•	To continue to enhance the profitability of our operational platform by focusing on our manufacturing efficiencies, including lean manufacturing and select outsourcing of high quality components, and cost savings. In the second quarter of fiscal 2011, we enhanced our operating margins from 11.9 percent to 13.8 percent when compared to the second quarter of fiscal 2010.
New Product Sales
     The Company’s business strategy has been, and is expected to continue to be, the development, manufacture and marketing of new technologies for microsurgery applications included in the ophthalmic and neurosurgical markets. New products, which management defines as products first available for sale within the prior 24-month period, accounted for approximately 11.5 percent of total sales for the Company for the six months ended January 31, 2011, or approximately $2.9 million through the six months ended January 31, 2011. In order to focus resources on the most important projects, the Company completed a thorough review of its R&D efforts and reorganized these resources in fiscal 2009. The Company currently has 18 active projects in its R&D pipeline, including a small core of significant projects. Due to the advanced technical challenges presented by these core projects, it will take a longer time for a significant impact on revenue to come to fruition.
Demand Trends
     The Company’s sales increased 0.8 percent during the first six months of fiscal 2011 compared with the first six months of fiscal 2010. The two most significant factors impacting this increase were an additional $867,000 in OEM sales and an additional $489,000 in ophthalmic sales during the first six months of fiscal 2011. These increases were primarily offset by a $1.1 million decrease in our total neurosurgery sales due to the transition of the majority of our neurosurgery product sales to our marketing partners. Overall sales of our capital equipment in the first six months of fiscal 2011, including the sales of Omni® capital equipment, declined by $1.5 million, or 25.3 percent, compared with the first six months of fiscal 2010. However, the sales of our disposable products grew $1.4 million, or 7.5 percent, in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010.
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
     In addition, the demand for high quality, innovate products and new technologies consistent with the Company’s devices and disposables will continue to favorably impact procedure growth in the ophthalmic and neurosurgical markets.
Pricing Trends
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
Economic Trends
     Economic conditions may continue to negatively impact capital expenditures at the hospital or surgical center and doctor level. Further, global economic conditions are negatively impacting the volume and average selling price of the Company’s capital equipment.
Results Overview
     During the fiscal quarter ended January 31, 2011, the Company recorded net sales of $13.3 million, which generated $7.7 million in gross profit, operating income of $1.8 million and net income of approximately $1.3 million, or $0.05 earnings per share. The Company had $17.9 million in cash and $3.7 million in interest-bearing debt and revenue bonds as of January 31, 2011. Management anticipates that its available cash and cash flows from operations will be sufficient to meet working capital, capital expenditure and debt service needs for the next twelve months.
Results of Operations
Three-Month Period Ended January 31, 2011 Compared to Three-Month Period Ended January 31, 2010
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Quarter Ended
			% Increase
	January 31, 2011	January 31, 2010	(Decrease)
Ophthalmic	$7,837	$7,801	0.5%

Direct Neurosurgery	557	2,829	(80.3%)
Marketing partners (Codman, Stryker)	2,250	462	*N/M

Total Neurosurgery	2,807	3,291	(14.7%)

OEM (Codman, Stryker, Iridex)	2,611	1,891	38.1%

Other	23	31	(25.8%)

Total	$13,278	$13,014	2.0%

*	N/M – Not meaningful.

     Ophthalmic sales grew 0.5 percent in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Domestic ophthalmic sales decreased 4.3 percent due to the decline in capital equipment sales, while international sales increased 6.9 percent primarily due to sales of disposable products. Direct neurosurgery sales decreased $2.3 million, or 80.3 percent, to $557,000 in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. This decline in neurosurgery sales was the result of the transition of the majority of our direct neurosurgery distribution to Codman and Stryker under marketing partner agreements. New sales to our domestic marketing partners increased by $1.8 million in the second quarter of fiscal 2011, mostly offsetting the loss in direct neurosurgery sales. Total OEM rose 38.1 percent to $2.6 million compared with $1.9 million (including $295,000 of deferred revenue recognized) in the second quarter of fiscal 2010.
     The increase in sales in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010 was primarily due to increased OEM, marketing partner and ophthalmic disposable sales. Certain aspects of our capital equipment sales and the transition of our direct neurosurgery sales to our marketing partners partially offset the sales increase. In the second quarter of fiscal 2010, the Company sold $497,000 of Omni® capital equipment, which was previously included in our direct neurosurgery sales and which the Company no longer sells. Sales of capital equipment in the second quarter of fiscal 2011, including the sales of Omni® capital equipment, declined by $900,000, or 26.7 percent, compared with the second quarter of fiscal 2010. However, the sales of our disposable products grew $869,000, or 9.0 percent, in the second quarter of fiscal 2011 as compared to the second fiscal quarter fiscal 2010.
     The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended
			% Increase
	January 31, 2011	January 31, 2010	(Decrease)
United States (including Marketing Partner and OEM sales)	$9,484	$8,751	8.4%
International (including Canada)	3,794	4,263	(11.0%)

Total	$13,278	$13,014	2.0%

     Domestic sales increased 8.4 percent due to increases in both OEM and marketing partner sales which are all recorded as domestic sales. The decline in international sales was due to the shift in sales from direct international neurosurgery sales to our marketing partners.
Gross Profit
     Gross profit as a percentage of net sales was 58.2 percent in the second quarter of fiscal 2011, compared to 57.0 percent for the same period in fiscal 2010. Gross profit as a percentage of net sales for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 increased 1.2 percentage points due to the impact of the improved margins on our ophthalmology products and the recognition of deferred revenue from our OEM partners, partially offset by the margin impact of the transition of the majority of our direct neurosurgery sales to our marketing partners, inefficiencies associated with production of new products and the impact of winter weather. The Company continues to realize incremental savings from the lean manufacturing initiative and continues to develop our internal resources to expand the initiative throughout the entire organization.
Operating Expenses
     R&D expenses as a percentage of net sales was 7.4 percent and 6.0 percent for the second quarter of fiscal 2011 and 2010, respectively. R&D costs increased by $211,000 in the second quarter of fiscal 2011 compared to the same period in fiscal 2010. The increase was due primarily to the direct costs of new products in the Company’s development pipeline. The Company’s pipeline included approximately 18 active projects in various stages of completion as of January 31, 2011. The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its customers, and reflecting the need to keep such spending in line with what the Company can afford to spend, results in an investment rate that the Company believes is comparable to such spending by other medical device companies. The

Company expects over the next few years to invest in R&D at a rate of approximately 5 to 7 percent of net sales.
     Sales and marketing expenses decreased by approximately $311,000 to $2.7 million, or 20.6 percent of net sales, for the second fiscal quarter of 2011, compared to $3.0 million, or 23.4 percent of net sales, for the second fiscal quarter of 2010. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to the elimination of our neurosurgery sales force as of July 31, 2009.
     General and administrative expenses increased by approximately $125,000 to $2.2 million, or 16.4 percent of net sales, in the second fiscal quarter of 2011, compared to $2.1 million, or 15.8 percent of net sales, for the second fiscal quarter of 2010. The increase in general and administrative expenses as a percentage of net sales was primarily due to additional employees required to implement our lean manufacturing and quality improvement initiatives.
Other Income/(Expenses)
     Other expense for the second quarter of fiscal 2011 decreased to $140,000 compared to an expense of $168,000 for the first quarter of fiscal 2010. The decrease in other expenses was primarily due to lower interest expense as the Company has significantly paid down its debt as compared to the second quarter of fiscal 2010 and higher investment income from its cash balances, partially offset by the impact of an additional $61,000 loss on the sale of the Omni® product line, as certain receivables were deemed to be uncollectible.
Operating Income, Income Taxes and Net Income
     Operating income for the second quarter of fiscal 2011 was up $294,000 to $1.8 million, as compared to the comparable 2010 fiscal period. The higher operating income was primarily the result of a 2.0 percent increase in sales, a 1.0 percent decrease in cost of sales and a 10.2 percent decrease in sales and marketing expenses, partially offset by a 27.2 percent increase in R&D and a 6.1 percent increase in general and administrative expenses.
     The Company recorded a $378,000 tax provision on pre-tax income of $1.7 million, a 22.3 percent tax provision, in the quarter ended January 31, 2011. In the quarter ended January 31, 2010, the Company recorded a $499,000 tax provision on pre-tax income of $1.4 million, a 36.3 percent tax provision. The decrease in the effective tax rate was primarily due to approximately $145,000 of R&D tax credit as this credit was re-enacted during the current quarter. The increase in the R&D credit was for the period that the credit was expired (i.e. from January 1, 2010 through October 31, 2010) and the Company could not accrue the benefits the credit afforded.
     Net income increased by $443,000 to $1.3 million for the second quarter of fiscal 2011, from $877,000 for the same period in fiscal 2010. Basic and diluted earnings per share for the second quarter of fiscal 2011 increased to $0.05 from $0.04 for the second quarter of fiscal 2010. Basic weighted average shares outstanding increased from 24,584,393 at January 31, 2010, to 24,937,463 at January 31, 2011.

Six-Month Period Ended January 31, 2011 Compared to Six-Month Period Ended January 31, 2010
Net Sales
     The following table presents net sales by category (dollars in thousands):

	Six Months Ended
			% Increase
	January 31, 2011	January 31, 2010	(Decrease)
Ophthalmic	$15,812	$15,323	3.2%

Direct Neurosurgery	1,044	5,729	(81.8%)
Marketing partners (Codman, Stryker)	4,012	462	*N/M

Total Neurosurgery	5,056	6,191	(18.3%)

OEM (Codman, Stryker, Iridex)	4,448	3,581	24.2%

Other	38	65	(41.5%)

Total	$25,354	$25,160	0.8%

*	N/M — Not meaningful.
     Ophthalmic sales grew 3.2 percent in the first six months of fiscal 2011 compared to the first six months of fiscal 2010. Domestic ophthalmic sales decreased 3.0 percent due to the decline in capital equipment sales, while international sales increased 12.0 percent primarily due to sales of disposable products. Direct neurosurgery sales decreased $4.7 million, or 81.8 percent, to $1.0 million in the first six months of fiscal 2011 compared the first six months of fiscal 2010. This decline in neurosurgery sales was the result of the transition of the majority of our direct neurosurgery distribution to Codman and Stryker under marketing partner agreements. New sales to our domestic marketing partners increased $3.6 million in the first six months of fiscal 2011, partially offsetting the loss in direct neurosurgery sales. Total OEM rose 24.2 percent to $4.4 million (including $295,000 of deferred revenue recognized) compared with $3.6 million in the first six months of fiscal 2010.
     The increase in sales in the first six months of fiscal 2011 compared with the first six months of fiscal 2010 was primarily due to increased OEM, marketing partner and ophthalmic disposable sales. Certain aspects of our capital equipment sales and the transition of our direct neurosurgery sales to our marketing partners partially offset the sales increase. In the first six months of fiscal 2010, the Company sold $941,000 of Omni® capital equipment, which was previously included in our direct neurosurgery sales and which the Company no longer sells. Sales of capital equipment in the first six months of fiscal 2011, including the sales of Omni® capital equipment, declined by $1.5 million, or 25.3 percent, compared with the first six months of fiscal 2010. However, the sales of our disposable products grew $1.4 million, or 7.5 percent, in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010.
     The following table presents domestic and international net sales (dollars in thousands):

	Six Months Ended
			% Increase
	January 31, 2011	January 31, 2010	(Decrease)
United States (including Marketing Partner and OEM sales)	$17,954	$17,240	4.1%
International (including Canada)	7,400	7,920	(6.6%)

Total	$25,354	$25,160	0.8%

     Domestic sales increased 4.1 percent due to increases in both OEM and marketing partner sales which are all recorded as domestic sales. The decline in international sales was due to the shift in sales from direct international neurosurgery sales to our marketing partners.

Gross Profit
     Gross profit as a percentage of net sales was 58.2 percent in the first six months of fiscal 2011, compared to 57.0 percent for the same period in fiscal 2010. Gross profit as a percentage of net sales for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 increased 1.2 percentage points, due to the impact of the improved margins on our ophthalmology products and the recognition of deferred revenue from our OEM partners, partially offset by the margin impact of the transition of the majority of our direct neurosurgery sales to our marketing partners, inefficiencies associated with production of new products and the impact of winter weather. The Company continues to realize incremental savings from the lean manufacturing initiative and continues to develop our internal resources to expand the lean initiative throughout the entire organization.
Operating Expenses
     R&D expenses as a percentage of net sales were 6.7 percent and 5.7 percent for the first six months of fiscal 2011 and 2010, respectively. R&D costs increased by $271,000 in the first six months of fiscal 2011 compared to the same period in fiscal 2010. The increase was due primarily to the direct costs of new products in the Company’s development pipeline. The Company’s pipeline included approximately 18 active projects in various stages of completion as of January 31, 2011. The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its customers, and reflecting the need to keep such spending in line with what the Company can afford to spend, results in an investment rate that the Company believes is comparable to such spending by other medical device companies. The Company expects over the next few years to invest in R&D at a rate of approximately 5 to 7 percent of net sales.
     Sales and marketing expenses decreased by approximately $547,000 to $5.8 million, or 22.7 percent of net sales, for the first six months of fiscal 2011, compared to $6.3 million, or 25.1 percent of net sales, for the first six months of fiscal 2010. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to the elimination of our neurosurgery sales force as of July 31, 2009.
     General and administrative expenses increased by approximately $346,000 to $4.4 million, or 17.5 percent of net sales, in the first six months of fiscal 2011, compared to $4.1 million, or 16.2 percent of net sales, for the first six months of fiscal 2010. The increase in general and administrative expenses as a percentage of net sales was primarily due to additional employees required to implement our lean manufacturing and quality improvement initiatives.
Other Income/(Expenses)
     Other expense for the first six months of fiscal 2011 decreased to $195,000 compared to an expense of $346,000 for the first six months of fiscal 2010. The decrease was primarily due to lower interest expense as the Company has significantly paid down its debt as compared to the first six months of fiscal 2010, higher investment income from its cash balances, partially offset by the impact of an additional $23,000 loss on the sale of the Omni® product line, as certain receivables were deemed to be uncollectible.
Operating Income, Income Taxes and Net Income
     Operating income for the first six months of fiscal 2011 was up $344,000 to $2.9 million, as compared to the comparable 2010 fiscal period. The higher operating income was primarily the result of a 0.8 percent increase in sales, a 2.0 percent decrease in cost of sales and an 8.7 percent decrease in sales and marketing expenses partially offset by an 18.9 percent increase in R&D and an 8.5 percent increase in general and administrative expenses.
     The Company recorded a $719,000 tax provision on pre-tax income of $2.7 million, a 26.9 percent tax provision, in the first six months ended January 31, 2011. In the first six months ended January 31, 2010, the Company recorded a $758,000 tax provision on pre-tax income of $2.2 million, a 34.8 percent tax provision. The decrease in the effective tax rate was primarily due to approximately $100,000 of R&D tax credit as this credit was re-enacted during the current quarter. The increase in the R&D credit was for the period that the credit was expired (i.e. from January 1, 2010 through July 31, 2010) and the Company could not accrue the benefits the credit afforded.
     Net income increased by $534,000 to $2.0 million for the first six months of fiscal 2011, from $1.4 million for the same period in fiscal 2010. Basic and diluted earnings per share for the first six months of fiscal 2011 increased to $0.08 from $0.06 for the first six months of fiscal 2010. Basic weighted average shares outstanding increased from 24,521,241 at January 31, 2010, to 24,860,188 at January 31, 2011.
Liquidity and Capital Resources
     The Company had approximately $17.9 million in cash and $3.7 million in interest-bearing debt and revenue bonds as of January 31, 2011.
     Working capital, including the management of inventory and accounts receivable, is a key management focus. At January 31, 2011, the Company had an average of 62 days of sales outstanding utilizing the trailing twelve months’ sales for the period ending January 31, 2011. The 62 days of sales outstanding at January 31, 2011, was 1 day favorable to July 31, 2010, and 2 days favorable to October 31, 2010, utilizing the trailing twelve months of sales.
     At January 31, 2011, the Company had 232 days of average cost of sales in inventory on hand utilizing the trailing twelve months’ cost of sales for the period ending January 31, 2011. The 232 days of cost of sales in inventory was unfavorable to July 31, 2010, by 36 days and 13 days favorable to October 31, 2010, utilizing the trailing twelve months of cost of sales. Days of inventory on hand increased to 232 days as of January 31, 2011 due to the Company’s preparation for new product launches and a decision to increase our domestic and international inventory to make sure customer demands are being fulfilled on a timely basis.
     Cash flows provided by operating activities were $682,000 for the six months ended January 31, 2011, compared to cash flows provided by operating activities of approximately $2.5 million for the comparable fiscal 2010 period. The decrease of $1.9 million was primarily attributable to the net increase in inventory of $2.6 million. In addition, amortization, net receivables and income taxes refundable decreased $819,000 during the first six months of fiscal 2011, partially offset by increases in net income, deferred income taxes, accounts payable, accrued expenses and other by approximately $1.6 million.
     Cash flows used by investing activities were $1.3 million for the six months ended January 31, 2011, compared to cash used by investing activities of $341,000 for the comparable fiscal 2010 period. During the six months ended January 31, 2011, cash additions to property and equipment were $1.2 million, compared to $281,000 during the six months ended January 31, 2010. The additions to property and equipment were primarily an investment in the Company’s new ERP system and investments in equipment necessary to keep up with the growing disposable sales demand. Cash additions to patents and other intangibles for the first six months of fiscal 2011 were $140,000, compared to $75,000 for the first six months of fiscal 2010.
     Cash flows used in financing activities were $104,000 for the six months ended January 31, 2011, compared to cash used in financing activities of $1.9 million for the six months ended January 31, 2010. The decrease of $1.8 million was attributable primarily to a decrease in the balance of net borrowings on the line of credit of $1.5 million.
     The Company had the following committed financing arrangements as of January 31, 2011, but had no borrowings thereunder:
     Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of January 31, 2011, interest under the facility was charged at 2.26 percent. The unused portion of the facility is charged at a rate of

0.20 percent. There were no borrowings under this facility at January 31, 2011. Outstanding amounts, if any, are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2010, to extend the termination date through November 30, 2011.
     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of January 31, 2011, the Company’s leverage ratio was 1.25 times and the minimum fixed charge coverage ratio was 2.12 times. Collateral availability under the line as of January 31, 2011, was approximately $7.9 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.
     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest currently at one-month LIBOR plus 3.0 percent. Under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of January 31, 2011. The equipment line of credit was amended on November 30, 2010, to extend the maturity date to November 30, 2011.
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

Critical Accounting Policies
     The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2010. In the first six months of fiscal 2011, there were no changes to the significant accounting policies.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.
     The Company has $17.9 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 70 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 35 basis points would decrease the amount of interest income from these funds by approximately $63,000.
     The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at January 31, 2011, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at January 31, 2011, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there is no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these facilities.
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
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our CEO and CFO, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2011. Based on such review and evaluation, our CEO and CFO have concluded that, as of January 31, 2011, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     During the first six months ended January 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1 — Legal Proceedings
     From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits. An adverse outcome of such litigation may adversely impact our financial condition or liquidity. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of January 31, 2011, the Company has no litigation reserve recorded.
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
Item 3 — Defaults Upon Senior Securities
None
Item 4 — [Removed and Reserved]
Item 5 — Other Information
(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.

Item 6 — Exhibits

Exhibit No.	Description
10.1	Change in Control Agreement between Synergetics USA, Inc. and Michael Fanning, effective as of August 1, 2010 (filed herewith).

10.2	Change of Control Agreement between Synergetics USA, Inc. and Jason Stroisch, effective as of August 1, 2010 (filed herewith).

10.3	Eighth Amendment to Credit and Security Agreement by and among Synergetics Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated as of November 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 6, 2010).

10.4	Termination of Foreign Accounts Credit and Security Agreement by and among Synergetics USA, Inc., Synergetics, Inc., Synergetics Germany, GmbH, Synergetics Italia, Srl and Synergetics France SARL as Borrowers and Regions Bank as Lender, dated as November 30, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 6, 2010).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Trademark Acknowledgements
     Malis, the Malis waveform logo, Bident, Bi-Safe, Gentle Gel and Finest Energy Source for Surgery are our registered trademarks. Synergetics, the Synergetics’ logo, PHOTON, DualWave, COAG, Advantage, Microserrated, Microfiber, Solution, Tru-Micro, DDMS, Kryptonite, Diamond Black, Bullseye, Pinnacle 360°, Directional, Tru-Curve, Axcess, Veritas, Versa Pack, Lumen and Lumenator product names are our trademarks. All other trademarks or tradenames appearing in this Form 10-Q are the property of their respective owners.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC. (Registrant)
March 9, 2011	/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

March 9, 2011	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)