Form 10-Q
period 2011-04-30
SYNERGETICS USA INC
filed 2011-06-07
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of June 2, 2011 was 24,965,704 shares.

SYNERGETICS USA, INC.

Index

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of April 30, 2011 (Unaudited) and July 31, 2010
(Dollars in thousands, except share data)

	April 30, 2011	July 31, 2010
Assets
Current Assets
Cash and cash equivalents	$16,991	$18,669
Accounts receivable, net of allowance for doubtful accounts of $310 and $282, respectively	9,361	9,056
Inventories	13,523	11,891
Prepaid expenses	1,156	792
Deferred income taxes	739	658
Total current assets	41,770	41,066
Property and equipment, net	8,686	8,044
Intangible and other assets
Goodwill	10,690	10,690
Other intangible assets, net	11,922	12,353
Patents, net	1,041	870
Cash value of life insurance	72	72
Total assets	$74,181	$73,095
Liabilities and stockholders’ equity
Current Liabilities
Current maturities of long-term debt	$1,206	$1,398
Current maturities of revenue bonds payable	--	116
Accounts payable	1,686	1,800
Accrued expenses	2,289	2,624
Income taxes payable	43	11
Deferred revenue	982	400
Total current liabilities	6,206	6,349
Long-Term Liabilities
Long-term debt, less current maturities	--	939
Revenue bonds payable, less current maturities	--	1,612
Deferred revenue	18,061	18,630
Deferred income taxes	1,287	1,339
Total long-term liabilities	19,348	22,520
Total liabilities	25,554	28,869
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock at April 30, 2011 and July 31, 2010, $0.001 par value, 50,000,000 shares authorized; 24,969,508 and 24,772,155 shares issued and outstanding, respectively	25	25
Additional paid-in capital	25,492	24,905
Retained earnings	22,915	19,319
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	195	(23)
Total stockholders’ equity	48,627	44,226
Total liabilities and stockholders’ equity	$74,181	$73,095

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Nine Months Ended April 30, 2011 and 2010
(Dollars in thousands, except share and per share data)

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Nine Months Ended April 30, 2011	Nine Months Ended April 30, 2010
Net sales	$14,695	$13,859	$40,049	$39,020
Cost of sales	6,148	5,828	16,746	16,647
Gross profit	8,547	8,031	23,303	22,373
Operating expenses
Research and development	882	886	2,587	2,320
Sales and marketing	2,771	2,896	8,528	9,200
General and administrative	2,427	2,204	6,854	6,286
	6,080	5,986	17,969	17,806
Operating income	2,467	2,045	5,334	4,567
Other income (expenses)
Investment income	22	--	82	2
Interest expense	(37)	(113)	(182)	(412)
Settlement gain	--	2,398	--	2,398
Gain (Loss) on sale of product line	--	893	(99)	817
Miscellaneous	--	(5)	(11)	23
	(15)	3,173	(210)	2,828
Income before provision for income taxes	2,452	5,218	5,124	7,395
Provision for income taxes	809	1,909	1,528	2,667
Net income	$1,643	$3,309	$3,596	$4,728
Earnings per share:
Basic	$0.07	$0.13	$0.14	$0.19
Diluted	$0.07	$0.13	$0.14	$0.19
Basic weighted average common shares outstanding	24,945,707	24,701,260	24,878,768	24,579,928
Diluted weighted average common shares outstanding	25,108,582	24,740,304	25,004,258	24,614,869

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended April 30, 2011 and 2010
(Dollars in thousands)

	Nine Months Ended April 30, 2011	Nine Months Ended April 30, 2010
Cash Flows from Operating Activities
Net income	$3,596	$4,728
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	822	784
Amortization	490	667
Provision for doubtful accounts receivable	15	(65)
Stock-based compensation	252	218
Deferred income taxes	(134)	(435)
Loss (gain) on sale of property and equipment	50	(15)
Loss (gain) on sale of product line	99	(817)
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	(279)	(1,963)
Inventories	(1,564)	1,388
Prepaid expenses	(337)	(194)
(Decrease) increase in:
Accounts payable	(135)	27
Accrued expenses	(346)	(979)
Income taxes payable	32	1,618
Deferred revenue	13	19,030
Net cash provided by operating activities	2,574	23,992
Cash Flows from Investing Activities
Proceeds from the sale of equipment	11	15
Purchase of property and equipment	(1,525)	(594)
Acquisition of patents and other intangibles	(231)	(146)
Proceeds from sale of product line	--	1,336
Net cash used in (provided by) investing activities	(1,745)	611
Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	--	(75)
Net (repayments) on lines-of-credit	--	(5,035)
Principal payments on revenue bonds payable	(1,728)	(1,620)
Principal payments on long-term debt	(686)	(175)
Payment on debt incurred for acquisition of trademark	(445)	(420)
Tax benefit associated with the exercise of non-qualified stock options	125	--
Proceeds from the issuance of common stock	211	12
Net cash used in financing activities	(2,523)	(7,313)
Foreign exchange rate effect on cash and cash equivalents	16	8
Net (decrease) increase in cash and cash equivalents	(1,678)	17,298
Cash and cash equivalents
Beginning	18,669	160
Ending	$16,991	$17,458

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

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

Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA, Inc., and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2010, and notes thereto filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 12, 2010 (the “Annual Report”).

Note 2.  Comprehensive Income

Comprehensive income was $1,829,000 and $3,814,000 for the three and nine months ended April 30, 2011.  The Company’s only component of other comprehensive income is the foreign currency translation adjustment.

Note 3. Summary of Significant Accounting Policies

Deferred revenue:  During the second quarter of fiscal 2011, the Company received a payment from Codman & Shurtleff, Inc. (“Codman”), a marketing partner, to establish exclusivity on certain generator products and accessories.  Revenue from the payment has been deferred and is being amortized over the expected term of the agreement.  The Company recognized $135,000 and $199,000, respectively, of this deferred revenue for the three and nine months ended April 30, 2011.  In addition, included in deferred revenue is an amount the Company received pursuant to a Confidential Settlement and License Agreement with Alcon, Inc. (“Alcon”).  This payment was accounted for as an up-front licensing fee.  Recognition of the revenue pursuant to this agreement has been deferred and is being recognized over a period of up to fifteen years based upon estimated shipments to Alcon under a related Supply Agreement executed pursuant to the settlement.  The Company recognized $157,000 and $388,000, respectively, of this deferred revenue as the estimate of these shipments has been revised for the three and nine months ended April 30, 2011.

Index

The Company’s significant accounting policies are disclosed in the Annual Report. In the first nine months of fiscal 2011, no significant accounting policies were changed other than the deferred revenue policy discussed above.

Note 4. Marketing Partner Agreements

The Company sells most of its electrosurgery generators and neurosurgery instruments and accessories to two U.S. based, global marketing partners as described below:

Codman

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 25 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson.  On April 2, 2009, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories effective January 1, 2009.  In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.  Both agreements expire on December 31, 2011 and may renew for an additional three year period.  In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the bipolar generators and related disposables and accessories.

On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman.  Under the terms of the revised agreement, Codman has the exclusive right to market and distribute the Company’s Malis® SpetzlerTM branded disposable forceps produced by Synergetics.  Codman began distribution of the disposable bipolar forceps on December 1, 2009, domestically and February 1, 2010, internationally.

Total sales to Codman and its respective percent of the Company’s net sales for the three and nine months ended April 30, 2011 and 2010, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement and revenue recognized from the exclusivity payment, were as follows (dollars in thousands):

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Nine Months Ended April 30, 2011	Nine Months Ended April 30, 2010
Net Sales	$2,892	$2,304	$7,419	$4,777
Percent of net sales	19.7%	16.6%	18.5%	12.2%

Stryker Corporation (“Stryker”)

The Company supplies a lesion generator used for minimally invasive pain treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the Company negotiated a one-year extension to the agreement through December 31, 2010 and increased the minimum purchase obligation to 300 units per year for the remaining contract period.  The Company has negotiated a four-year extension to the agreement through December 31, 2015.

On March 31, 2010, the Company entered into an additional strategic agreement with Stryker including the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® ultrasonic aspirator product line. For fiscal year 2010, the gain from the sale of the Omni® product line to Stryker was $817,000.  In the second quarter of fiscal 2011, the Company recorded an additional $99,000 loss on the sale of this product line, as certain receivables were deemed uncollectible.  In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the ultrasonic aspirator console and handpieces and to pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator.  This agreement expires on March 31, 2014.

Index

Total sales to Stryker and its respective percent of the Company’s net sales for the three and nine months ended April 30, 2011 and 2010, including the historical sales of pain control generators and accessories that the Company has supplied in the past, as well as the disposable ultrasonic instrument tips sales and certain other consumable products resulting from the new agreements, were as follows (dollars in thousands):

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Nine Months Ended April 30, 2011	Nine Months Ended April 30, 2010
Net Sales	$1,943	$1,640	$5,299	$2,898
Percent of net sales	13.2%	11.8%	13.2%	7.4%

No other customer comprises more than 10 percent of sales in any given quarter.

Note 5. Stock-Based Compensation

Stock Option Plans

The following table provides information about stock-based awards outstanding at April 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding beginning of period	576,695	$2.08	$1.71
For the period August 1, 2010 through April 30, 2011
Granted	108,751	$4.43	$3.56
Forfeited	(27,000)	$3.21	$2.71
Exercised	(141,417)	$1.49	$1.29
Options outstanding, end of period	517,029	$2.68	$2.16

Options exercisable, end of period	354,028	$2.51	$2.02

During the second quarter of fiscal 2011, there were 40,000 options granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service.  Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed, or re-elected to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. The Company recorded $35,000 and $47,000, respectively, of compensation expense for each of the three and nine months ended April 30, 2011 related to these options.  In addition, the Company recorded $0 and $18,000, respectively, of compensation expense for the three and nine months ended April 30, 2011, for previously granted options.

During the second quarter of fiscal 2011, there were options to purchase 68,751 shares of Common Stock granted to the officers of the Company. These options were granted in conjunction with the Company’s annual review of compensation as of August 1, 2010 and vest pro-ratably on a quarterly basis over the next five years of service. The Company recorded $12,000 and $16,000, respectively, of compensation expense for the three and nine months ended April 30, 2011 related to these options.  In addition, the Company recorded $8,000 and $24,000, respectively, of compensation expense for the three and nine months ended April 30, 2011 for previously granted options.

Index

The fair value of all options granted during the second fiscal quarter was determined at the date of the grant using the Black-Scholes options-pricing model and the following assumptions:

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

The intrinsic value of in-the-money stock options outstanding was $1.4 million and $24,000 at April 30, 2011 and 2010, respectively.  The intrinsic value of in-the-money exercisable stock options was $1.0 million and $296,000 at April 30, 2011 and 2010, respectively.

The Company expects to issue new shares as options are exercised. As of April 30, 2011, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $55,000 for the remainder of fiscal 2011, $130,000 in fiscal 2012, $68,000 in fiscal 2013, $68,000 in fiscal 2014, $56,000 in fiscal 2015 and $20,000 in 2016.

Restricted Stock Plans

Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), Common Stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three to five-year vesting period or at the end of the fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. As of April 30, 2011, there was approximately $452,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. The cost is expected to be recognized over a weighted average period of three to five years. The following table provides information about restricted stock grants during the nine-month period ended April 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2010	286,961	$2.04
Granted	43,846	$4.43
Forfeited	--	--
Balance as of April 30, 2011	330,807	$2.36

Note 6. Fair Value Information

Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.

The Company has no financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. No impairment indicators existed as of April 30, 2011.

Index

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of the Company’s notes payable is estimated to approximate fair value because the variable interest rates or the fixed interest rates are based on estimated current rates offered to the Company for debt with similar terms and maturities.

Note 7. Supplemental Balance Sheet Information

Accounts Receivable and Allowance for Doubtful Accounts: The Company maintains allowances for doubtful accounts for estimated probable losses resulting from the inability of the Company’s customers to make required payments. The Company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and other external factors that may impact collectability. The majority of the Company’s accounts receivable are due from trade customers, primarily in the hospital or ambulatory surgery center environment. Credit is extended based on an evaluation of the customers’ financial condition and generally, collateral is not required. Payment terms vary and accounts receivable are stated in the Condensed, Consolidated Financial Statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding for longer than the payment terms are considered past due. The Company considers a number of factors in determining the allowance for doubtful accounts, including the length of time trade accounts receivable are past due, the customers’ current ability to pay their obligations to the Company, the Company’s previous loss history, and the condition of the general economy and the medical industry as a whole. The Company writes off accounts receivable when they become uncollectible. The Company’s accounts receivable balance at April 30, 2011 reflects an allowance for doubtful accounts of $310,000 and at July 31, 2010 of $282,000.

Inventories: Inventories as of April 30, 2011 and July 31, 2010 were as follows (dollars in thousands):

	April 30, 2011	July 31, 2010
Raw material and component parts	$5,962	$5,225
Work in progress	2,611	2,050
Finished goods	4,950	4,616
	$13,523	$11,891

Property and Equipment: Property and equipment as of April 30, 2011 and July 31, 2010 were as follows (dollars in thousands):

	April 30, 2011	July 31, 2010
Land	$730	$730
Building and improvements	5,965	5,929
Machinery and equipment	6,858	6,136
Furniture and fixtures	729	736
Software	363	363
Construction in progress	722	232
	15,367	14,126
Less accumulated depreciation	6,681	6,082
	$8,686	$8,044

Index

Other Intangible Assets:  Information regarding the Company’s other intangible assets as of April 30, 2011 and July 31, 2010 is as follows (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
	April 30, 2011
Proprietary know-how	$4,057	$1,730	$2,327
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,162	3,672
Patents	1,617	576	1,041
	$17,431	$4,468	$12,963

	July 31, 2010
Proprietary know-how	$4,057	$1,544	$2,513
Trademark	5,923	--	5,923
Licensing agreement	5,834	1,917	3,917
Patents	1,387	517	870
	$17,201	$3,978	$13,223

Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.

The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended April 30, 2011. Estimated amortization expense on other intangibles for the remaining three months of the fiscal year ending July 31, 2011, and the next four years thereafter is as follows (dollars in thousands):

Amount
Fiscal Year 2011 (remaining 3 months)	$147
Fiscal Year 2012	587
Fiscal Year 2013	618
Fiscal Year 2014	617
Fiscal Year 2015	617

Amortization expense for the three and nine months ended April 30, 2011 was $147,000 and $490,000, respectively.

Pledged assets; short and long-term debt (excluding revenue bonds payable):  Short-term debt as of April 30, 2011 and July 31, 2010, consisted of the following:

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on April 30, 2011 permits borrowings up to $7.3 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon our leverage ratio. As of April 30, 2011, interest under the facility is charged at 2.21 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at April 30, 2011. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2010, to extend the termination date through November 30, 2011.

The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of April 30, 2011, the leverage ratio was 1.02 times and the minimum fixed charge coverage ratio was 3.17 times. Collateral availability under the line as of April 30, 2011, was approximately $7.3 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Index

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

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent.  Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum.  The unused portion of the facility is not charged a fee. There were no borrowings under this facility at April 30, 2011. The equipment line of credit was amended on November 30, 2010, to extend the maturity date to November 30, 2011.

Long-term debt as of April 30, 2011 and July 31, 2010 consisted of the following (dollars in thousands):

	April 30, 2011	July 31, 2010
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.0 percent; remaining balance of $480,000 including the effects of imputing interest, due December 2011, collateralized by the Malis® trademark	$466	$911
Settlement obligation to Iridex Corporation (“Iridex”), due in annual installments of $800,000 which includes interest at an imputed rate of 8.0 percent; remaining balance of $800,000 including the effects of imputing interest, due April 15, 2012	740	1,426
Total	$1,206	$2,337
Less: current maturities	1,206	1,398
Long-term portion	$--	$939

Deferred Revenue:  Deferred revenue as of April 30, 2011 and July 31, 2010, consisted of the following (dollars in thousands):

	April 30, 2011	July 31, 2010
Deferred revenue - Alcon Settlement	$18,642	$19,030
Deferred revenue – Codman Exclusivity	401	--
Total	$19,043	$19,030
Less: Short-term	982	400
Long-term portion	$18,061	$18,630

Note 8. Commitments and Contingencies

Effective January 29, 2009, the Company’s Board of Directors appointed David M. Hable to serve as President and Chief Executive Officer (“CEO”). Also on that date, the Company entered into a change in control agreement with Mr. Hable. On December 9, 2009, the Company entered into a change in control agreement with each of its Chief Operating Officer and Chief Scientific Officer, which agreements were contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreements were made effective with other compensation changes as of August 1, 2009. On October 12, 2010, the Company entered into a change of control agreement with its Chief Financial Officer (“CFO”), which agreement was contemplated in conjunction with the Company’s annual review of compensation; therefore, the agreement was made effective with other compensation changes as of August 1, 2010.  On March 3, 2011, the Company entered into a change of control agreement with each of its Vice President of Domestic Sales and Vice President of International Sales and Marketing, which agreements were contemplated in conjunction with the Company’s annual review of compensation; therefore, the agreements were made effective with other compensation changes as of August 1, 2010. The change in control agreements with its executive officers, Vice President of Domestic Sales and Vice President of International Sales and Marketing each provide that if employment is terminated within one year following a change in control for cause or disability (as each term is defined in the change in control agreement), as a result of the officer’s death, or by the officer other than as an involuntary termination (as defined in the change in control agreement), the Company shall pay the officer all compensation earned or accrued through his or her employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which they are entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).

Index

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

The Company is subject to regulatory requirements throughout the world. In the normal course of business, these regulatory agencies may require companies in the medical device industry to change their products or operating procedures, which could affect the Company.  The Company regularly incurs expenses to comply with these regulations and may be required to incur additional expenses.  Management is not able to estimate any additional expenditures outside the normal course of operations which will be incurred by the Company in future periods in order to comply with these regulations.

Note 9. Enterprise-wide Sales Information

Enterprise-wide sales information for the three and nine months ended April 30, 2011 and 2010, respectively, consisted of the following (dollars in thousands):

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Nine Months Ended April 30, 2011	Nine Months Ended April 30, 2010
Net Sales
Ophthalmic	$9,226	$7,776	$25,038	$23,100
Neurosurgery - Direct	339	2,038	1,383	7,767
Marketing Partners (Codman, Stryker)	2,256	1,818	6,268	2,280
Total Neurosurgery	2,595	3,856	7,651	10,047
OEM (Codman, Stryker, Iridex)	2,840	2,195	7,289	5,776
Other	34	32	71	97
Total	$14,695	$13,859	$40,049	$39,020

Net Sales
Domestic	$9,975	$9,408	$27,929	$26,648
International	4,720	4,451	12,120	12,372
	$14,695	$13,859	$40,049	$39,020

Index

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Synergetics USA, Inc. is a leading supplier of precision microsurgical devices. The Company’s primary focus is on the microsurgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, microsurgical devices and the delivery of various energy modalities for the performance of minimally invasive microsurgery, including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide sales information is included in Note 9 to the unaudited condensed consolidated financial statements.

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

On April 1, 2010, the Company announced the closing of a definitive agreement with Stryker in conjunction with the acquisition by Stryker of certain assets from Mutoh Co., Ltd. and its affiliates, used to produce the Sonopet Ultrasonic Aspirator control consoles and handpieces (previously marketed under the Omni® brand by Synergetics in the U.S., Canada and several other countries). The agreement included the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® product line. The gain from the sale of the Omni® product line to Stryker was $817,000 in fiscal 2010. In the second quarter of fiscal 2011, the Company recorded a $99,000 loss on the sale of this product line, as certain receivables were deemed to be uncollectible.  In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the Sonopet/Omni® ultrasonic aspirator console and handpieces, and pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator products. The Company has negotiated a four-year extension to the agreement with Stryker through December 31, 2015.  The Stryker relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes.

Index

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

On April 27, 2010, the Company announced that it had entered into a Settlement and License Agreement with Alcon pursuant to which Alcon agreed to pay the Company $32.0 million, and the Company agreed to produce certain products for distribution by Alcon. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third fiscal quarter of 2010. The remaining $19.0 million has been accounted for as deferred revenue on the balance sheet.  As units are shipped to Alcon under a Supply Agreement entered pursuant to the settlement, the Company will be paid an incremental transfer price.  In addition, the Company will recognize a portion of the deferred revenue as the estimate of these shipments to Alcon over a period of up to fifteen years is revised. The Company recognized $388,000 of this deferred revenue during the first nine months of fiscal 2011.  Shipments to Alcon of the first of two products covered by the agreement are expected to begin in the first quarter of fiscal 2012.

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

On March 10, 2011, the Company reported that it had begun selling the VersaPACKTM for use in the vitreoretinal operating room.  The launch of this product allows the Company to compete in an estimated $277 million segment of the vitreoretinal market in which we previously were unable to compete.

Index

Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY

	Three Months Ended

	April 30, 2011	Mix	April 30, 2010	Mix

Ophthalmology	$9,226	62.8%	$7,776	56.1%
Direct Neurosurgery	339	2.3%	2,038	14.7%
Marketing Partners (1)	2,256	15.4%	1,818	13.1%
Total Neurosurgery	2,595	17.7%	3,856	27.8%
Original Equipment Manufacturers (“OEM”) (2)	2,840	19.3%	2,195	15.9%
Other	34	0.2%	32	0.2%
Total	$14,695		$13,859

	Nine Months Ended

	April 30, 2011	Mix	April 30, 2010	Mix

Ophthalmology	$25,038	62.5%	$23,100	59.2%
Direct Neurosurgery	1,383	3.4%	7,767	19.9%
Marketing Partners (1)	6,268	15.7%	2,280	5.8%
Total Neurosurgery	7,651	19.1%	10,047	25.7%
OEM	7,289	18.2%	5,776	14.8%
Other	71	0.2%	97	0.3%
Total	$40,049		$39,020

(1)
Marketing partners’ sales include disposable bipolar forceps, disposable ultrasonic instrument tips and accessories which were previously sold by our direct neurosurgery sales force and our distribution partners.  These products have been transitioned to our marketing partners.

(2)	Revenues from OEM represent sales of electrosurgical and pain control generators, related accessories, certain laser probes and deferred revenue to Codman, Stryker, Iridex and Alcon.

The increase in sales for the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 was primarily due to an increase of $1.5 million in ophthalmic sales and a $645,000 increase in OEM sales (including $292,000 of deferred revenue recognized), partially offset by a $1.3 million decrease in our neurosurgery sales due to the transition of the majority of our neurosurgery product sales to our marketing partners.  In the third quarter of fiscal 2010, the Company sold $187,000 of Omni® capital equipment that was previously included in our direct neurosurgery sales and which the Company no longer sells.  Overall sales of capital equipment in the third quarter of fiscal 2011, including the sales of Omni® capital equipment, declined by $707,000, or 25.1 percent, compared with the third quarter of fiscal 2010.  However, the sales of our disposable products grew $1.3 million, or 11.8 percent, in the third quarter of fiscal 2011 as compared to the third quarter fiscal 2010.

Index

The increase in sales for the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010 was primarily due to a $1.9 million increase in ophthalmology sales and a $1.5 million increase in OEM sales (including $587,000 of deferred revenue recognized), partially offset by a $2.4 million decrease in total neurosurgery sales due to the transition of the majority of our neurosurgery product sales to our marketing partners.  In the first nine months of fiscal 2010, the Company sold $1.1 million of Omni® capital equipment that was previously included in our direct neurosurgery sales and which the Company no longer sells.  Overall sales of our capital equipment in the first nine months of fiscal 2011, including the sales of Omni® capital equipment, declined by $2.2 million, or 23.9 percent, compared with the first nine months of fiscal 2010.  However, the sales of our disposable products grew $2.7 million, or 9.1 percent, in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010.

RESULTS OF OPERATIONS
(Dollars in Thousands)

	Three Months Ended
	April 30, 2011	April 30, 2010(2)	Increase (Decrease)
Net Sales	$14,695	$13,859	6.0%
Gross Profit	8,547	8,031	6.4%
Gross Profit Margin %	58.2%	57.9%	0.5%
Commercial Expenses
Sales and Marketing	2,771	2,896	(4.3%)
General and Administrative	2,427	2,204	10.1%
Research and Development	882	886	(0.5%)
Operating Income	2,467	2,045	20.6%
Operating Margin	16.8%	14.8%	13.5%
EBITDA (1)	2,899	5,815	(50.1%)
Net Income	$1,643	$3,309	(50.3%)
Earnings per share	$0.07	$0.13	(46.2%)
Return on equity (1)	3.4%	8.0%	(57.5%)
Return on assets (1)	2.2%	5.2%	(57.7%)

	Nine Months Ended
	April 30, 2011	April 30, 2010(2)	Increase (Decrease)
Net Sales	$40,049	$39,020	2.6%
Gross Profit	23,303	22,373	4.2%
Gross Profit Margin %	58.2%	57.3%	1.6%
Commercial Expenses
Sales and Marketing	8,528	9,200	(7.3%)
General and Administrative	6,854	6,286	9.0%
Research and Development	2,587	2,320	11.5%
Operating Income	5,334	4,567	16.8%
Operating Margin	13.3%	11.7%	13.7%
EBITDA (1)	6,618	9,258	(28.5%)
Net Income	$3,596	$4,728	(23.9%)
Earnings per share	$0.14	$0.19	(26.3%)
Return on equity (1)	7.8%	11.8%	(33.9%)
Return on assets (1)	5.1%	8.3%	(38.6%)
_______
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

(2)	In the three and nine months ended April 30, 2010, the Company experienced two one-time items:

(a)  gain from sale of product line to Stryker resulted in income of $893,000, net income of $566,000 and earnings per share of $0.02 and (b)  settlement proceeds from Alcon resulted in income of $2.4 million, net income of $1.5 million and earnings per share of $0.06.

Index

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended (Dollars in Thousands)		Nine Months Ended (Dollars in Thousands)
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
EDITDA Reconciliation
Net Income	$1,643	$3,309	$3,596	$4,728
Interest	37	113	182	412
Income taxes	809	1,909	1,528	2,667
Depreciation and amortization	410	484	1,312	1,451
EBITDA	$2,899	$5,815	$6,618	$9,256

	Three Months Ended (Dollars in Thousands)		Nine Months Ended (Dollars in Thousands)
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
Return on Equity Calculation
Net Income	$1,643	$3,309	$3,596	$4,728
Average Equity:
April 30, 2011	$48,627		$48,627
January 31, 2011	$46,621		$46,621
October 31, 2010			$45,167
July 31, 2010			$44,226
April 30, 2010		$43,096		$43,096
January 31, 2010		$39,708		$39,708
October 31, 2009				$38,746
July 31, 2009				$38,130
Average Equity	$47,624	$41,402	$46,160	$39,920
Return on Equity	3.4%	8.0%	7.8%	11.8%

	Three Months Ended (Dollars in Thousands)		Nine Months Ended (Dollars in Thousands)
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
Return on Assets Calculation
Net Income	$1,643	$3,309	$3,596	$4,728
Interest	37	113	182	412
Net income + interest Expense	$1,680	$3,422	$3,778	$5,414
Average Assets:
April 30, 2011	$74,181		$74,181
January 31, 2011	$75,270		$75,270
October 31, 2010			$74,143
July 31, 2010			$73,095
April 30, 2011		$75,085		$75,085
January 31, 2010		$56,996		$56,996
October 31, 2009				$56,737
July 31, 2009				$58,080
Average Assets	$74,726	$66,041	$73,806	$61,725
Return on Assets	2.2%	5.2%	5.1%	8.3%

Index

	Three Months Ended (Dollars in Thousands)		Nine Months Ended (Dollars in Thousands)
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
Table of Income and EPS
Income from Stryker gain (loss)	$--	$893	$(99)	$817
Income from Alcon settlement	$--	$2,398	$--	$2,398
Income from Operations	$2,452	$1,927	$5,223	$4,180
Total Income	$2,452	$5,218	$5,124	$7,395
Effective Tax Rate	33.0%	36.6%	29.8%	36.1%
Net Income from Stryker gain (loss)	$--	$566	$(69)	$522
Net income from Alcon settlement	$--	$1,521	$--	$1,533
Net Income from Operations	$1,643	$1,222	$3,665	$2,673
Total Net Income	$1,643	$3,309	$3,596	$4,728
Average weighted shares outstanding	24,945,707	24,701,260	24,878,768	24,579,928
Earnings per shares from Stryker gain (loss)	$0.00	$0.02	$0.00	$0.02
Earnings per shares from Alcon settlement	$0.00	$0.06	$0.00	$0.06
Net income from operations	$0.07	$0.05	$0.14	$0.11
Total Earnings Per Share	$0.07	$0.13	$0.14	$0.19

We measure our performance primarily through our operating profit.  In addition to our consolidated financial statements presented in accordance with GAAP, management uses certain non-GAAP measures, including EBITDA, return on equity and return on assets, to measure our operating performance.  We provide a definition of the components of these measurements and a reconciliation to the most directly comparable GAAP financial measure.  In addition, there were two one-time events the Company experienced in fiscal 2010 which we believe needed to presented separately to accurate reflect the results of operations.

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

Index

Results Overview

Product categories as a percentage of total sales were as follows:

	Three Months Ended
	April 30, 2011	April 30, 2010
Ophthalmology	62.8%	56.1%
Direct Neurosurgery	2.3%	14.7%
Marketing Partners	15.4%	13.1%
OEM	19.3%	15.9%
Other	0.2%	0.2%
Total	100.0%	100.0%

	Nine Months Ended
	April 30, 2011	April 30, 2010
Ophthalmology	62.5%	59.2%
Direct Neurosurgery	3.4%	19.9%
Marketing Partners	15.7%	5.8%
OEM	18.2%	14.8%
Other	0.2%	0.3%
Total	100.0%	100.0%

International revenues of $4.7 million, or 32.1 percent, of our total revenues for the three months ended April 30, 2011, as compared to $4.5 million, or 32.1 percent, as of the three months ended April 30, 2010. For the nine months ended April 30, 2011, international revenues were $12.1 million, or 30.3 percent, as compared to $12.4 million, or 31.7 percent, for the nine months ended April 30, 2010.  Many of the products we sell to our marketing partners and OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.

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

In fiscal 2011, we continue to be focused on the following strategies:

Improve Profitability and Cash Efficiency through:

Manufacturing Efficiencies

Lean Manufacturing — During the fiscal year ended July 31, 2010, we implemented lean manufacturing in virtually all of our disposable illumination and laser probe product lines. We restructured our production operations from a traditional departmental model into five value streams. Each value stream has a dedicated management team to support the production, technical and quality aspects of our products. Lean concepts were also implemented within select machining and instrument value streams with great success. We will continue to implement our lean initiative throughout the production value streams and expand into our accounting operations in fiscal 2011. We estimate that we realized approximately $1.4 million of direct labor cost savings from these initiatives during fiscal 2010 and $438,000 during the first nine months of fiscal 2011.  In addition, we have entered the phase in which we are conducting Kaizen events (Kaizen in Japanese means “change for the better”), which we anticipate will produce significant incremental cost savings.

Index

Component Cost Savings — The Company’s most recent acquisition, Medimold, LLC, is producing plastic components which were previously supplied by outside vendors and realizing additional benefits related to the compression of time and costs in the new product development cycle.  We continue to save on the conversion of select high volume machined parts to injection molded, plastic parts. Our annual savings from these conversions was approximately $200,000 during fiscal year 2010 and 2011. In addition, the Company continues to pursue select outsourcing opportunities for high volume components.

Supply Chain Management — During fiscal 2009, the Company implemented Material Requirements Planning (“MRP”) in planning and controlling its production processes. The implementation of MRP helped reduce days of inventory on hand from 265 days at July 31, 2008 compared with 233 days at July 31, 2009 and 196 days at July 31, 2010. Days of inventory on hand increased to 222 days as of April 30, 2011 due to the Company’s preparation for new product launches and a decision to increase our domestic and international inventory to make sure customer demands are being fulfilled on a timely basis.  The Company is in the process of implementing a new Enterprise Resource Planning (“ERP”) System and is anticipated that it will be installed in the first quarter of fiscal 2012.

Human Resource Rationalization — Starting with a hiring freeze in October 2008 and ending with a reduction in force in July 2009 of approximately 40 people, including our direct neurosurgery sales force, the Company redeployed certain human resources and reduced the number of employees and temporary workers by 10.0 percent during fiscal 2009. These changes were made possible by the introduction of manufacturing efficiencies in certain product lines, the implementation of improvements in our enterprise-wide information system, the implementation of MRP and supply chain management and related consolidations, and the shift from direct sales of certain neurosurgery products in the U.S. to the sales of these same products through marketing partners. The hiring freeze has continued through the third quarter of fiscal 2011 and certain positions are only added based upon a specific resource need or a replacement hire. At April 30, 2011, our head count was 355 as compared with 356 at July 31, 2010. A fully staffed operation, including planned replacements, is approximately 360 employees.

Cash Management — The Company has been focused on its debt level which it reduced to $1.2 million as of April 30, 2011 and intends to continue to monitor its leverage by focusing on the reduction in days sales in accounts receivable and inventory. During the third quarter of fiscal 2011, the Company’s leverage ratio (defined as debt divided by debt plus total stockholders’ equity) was 2.4 percent, which was a decline from 8.4 percent as of July 31, 2010.

Accelerate Growth through:

Research & Development (“R&D”) — In order to focus resources on the most important projects, in October 2008, the Company completed a thorough review of its R&D efforts.  The process implemented at that time has led to a reduction in the number of active projects in the R&D pipeline to 27 at April 30, 2011. In addition, we developed a uniform policies and procedures manual for our top ten R&D initiatives. In July 2009, the Company reorganized its R&D resources into an advanced technology group which works on longer-term, highly complex R&D initiatives, a primary development group which works on strategically targeted products and a manufacturing engineering group which works on product line extensions. These three groups continue to focus on projects in both ophthalmology and neurosurgery. Additionally, the engineering team at the King of Prussia, Pennsylvania location has been strengthened to provide capacity for the development of new electrosurgery products.

Index

New Business Development — The Company’s core assets, including a history of customer driven innovation, quality differentiated products and an extensive distribution network, make it a logical component of value-creating business combinations. We continue to evaluate such potential opportunities that can expand the Company’s product offerings.

Assess Distribution Alternatives:

The Company competes in two distinct medical device markets, ophthalmology and neurosurgery. These markets are very different in terms of the number and size of the competitors in each and the size and maturity of their respective distribution networks. The Company has successfully effected the transition of the distribution of its neurosurgery products to its marketing partners.

Improve Sales Force Productivity:

The professionalism and productivity of the Company’s sales force is one of its  assets. Significant effort was made in the last fiscal year to align the incentives and promotional direction of the sales force with those of the Company. This change resulted in enhanced productivity during fiscal 2011.

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

•
To continue to enhance the profitability of our operational platform by focusing on our manufacturing efficiencies, including lean manufacturing and select outsourcing of high quality components, and cost savings. In the third quarter of fiscal 2011, we enhanced our operating margins from 14.8 percent to 16.8 percent when compared to the third quarter of fiscal 2010.

New Product Sales

The Company’s business strategy has been, and is expected to continue to be, the development, manufacture and marketing of new technologies for microsurgery applications included in the ophthalmic and neurosurgical markets. New products, which management defines as products first available for sale within the prior 24-month period, accounted for approximately 11.9 percent of total sales for the Company for the nine months ended April 30, 2011, or approximately $4.8 million for the nine months ended April 30, 2011.  In order to focus resources on the most important projects, the Company completed a thorough review of its R&D efforts and reorganized these resources in fiscal 2009.  The Company currently has 27 active projects in its R&D pipeline, including a small core of significant projects.  Due to the advanced technical challenges presented by these core projects, it will take a longer time for a significant impact on revenue to come to fruition.

Demand Trends

The Company’s sales increased 2.6 percent during the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010.  The two most significant factors impacting this increase were an additional $1.9 million in ophthalmology sales and a $1.5 million increase in OEM sales during the first nine months of fiscal 2011.  These increases were partially offset by a $2.4 million decrease in total neurosurgery sales due to the transition of the majority of our neurosurgery product sales to our marketing partners.  Overall sales of our capital equipment in the first nine months of fiscal 2011, including the sales of Omni® capital equipment, declined by $2.2 million, or 23.9 percent, compared with the first nine months of fiscal 2010.  However, the sales of our disposable products grew $2.7 million, or 9.1 percent, in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010.

Index

A study performed by Market Scope LLC in February 2011 predicts a steady growth of 3.6 percent per year in vitrectomy surgery worldwide driven by an increase in the elderly population worldwide, an increase in the number of surgeons, an increase in the number of diseases treated with vitrectomy and an increase in frequency of diabetic complications due to the obesity epidemic.  Based upon this growth in procedures, sales of retinal surgical products are forecast to increase to $1.7 billion in 2016, reflecting a compound annual growth rate of 9.0 percent when compared to 2011.

Neurosurgical procedures on a global basis continue to rise at an estimated 2 to 3 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors.  Based upon this growth in procedures, sales of neurosurgical products are forecast to increase by 4 percent.

In addition, the demand for high quality, innovate products and new technologies consistent with the Company’s devices and disposables will continue to favorably impact procedure growth in the ophthalmic and neurosurgical markets.

Pricing Trends

     The Company has generally been able to maintain the average selling prices for its products in the face of downward pressure in the healthcare industry. However, increased competition for the Company’s capital equipment market segments, in combination with customer budget constraints, capital scarcity and the transition of procedures to the ambulatory surgery center, has the potential to negatively impact the Company’s selling prices on these devices. The Company has no major domestic group purchasing agreements.

Economic Trends

Economic conditions may continue to negatively impact capital expenditures at the hospital or surgical center and physician level. Further, global economic conditions are negatively impacting the volume and average selling price of the Company’s capital equipment.

Results Overview

During the fiscal quarter ended April 30, 2011, the Company recorded net sales of $14.7 million, which generated $8.5 million in gross profit, operating income of $2.5 million and net income of approximately $1.6 million, or $0.07 earnings per share. The Company had $17.0 million in cash and $1.2 million in interest-bearing debt and revenue bonds as of April 30, 2011. Management anticipates that its available cash and cash flows from operations will be sufficient to meet working capital, capital expenditure and debt service needs for the next twelve months.

Index

Results of Operations

Three-Month Period Ended April 30, 2011 Compared to Three-Month Period Ended April 30, 2010

Net Sales

The following table presents net sales by category (dollars in thousands):

	Quarter Ended
	April 30, 2011	April 30, 2010	% Increase (Decrease)
Ophthalmic	$9,226	$7,776	18.6%
Direct Neurosurgery	339	2,038	(83.4%)
Marketing partners (Codman, Stryker)	2,256	1,818	24.1%
Total Neurosurgery	2,595	3,856	(32.7%)
OEM (Codman, Stryker, Iridex, Alcon)	2,840	2,195	29.4%
Other	34	32	6.3%
Total	$14,695	$13,859	6.0%

Ophthalmic sales grew 18.6 percent in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Domestic and international ophthalmic sales increased 11.7 percent and 26.6 percent, respectively, primarily due to increased sales of disposable products.  Direct neurosurgery sales decreased $1.7 million, or 83.4 percent, to $339,000 in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. This decline in neurosurgery sales was the result of the transition of the majority of our direct neurosurgery distribution to Codman and Stryker under marketing partner agreements.  Sales to our domestic marketing partners increased by $438,000 in the third quarter of fiscal 2011, partially offsetting the loss in direct neurosurgery sales. Total OEM rose 29.4 percent to $2.8 million (including $292,000 of deferred revenue recognized) compared with $2.2 million in the third quarter of fiscal 2010.

The increase in sales in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 was primarily due to increased ophthalmic disposable, marketing partner and OEM sales.  Certain aspects of our capital equipment sales and the transition of our direct neurosurgery sales to our marketing partners partially offset these sales increases.  In the third quarter of fiscal 2010, the Company sold $187,000 of Omni® capital equipment, which was previously included in our direct neurosurgery sales and which the Company no longer sells.  Sales of capital equipment in the third quarter of fiscal 2011, including the sales of Omni® capital equipment, declined by $707,000, or 21.5 percent, compared with the third quarter of fiscal 2010.  However, the sales of our disposable products grew $1.3 million, or 11.8 percent, in the third quarter of fiscal 2011 as compared to the third fiscal quarter fiscal 2010.

The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended
	April 30, 2011	April 30, 2010	% Increase (Decrease)

Domestic (including Marketing Partner and OEM sales)	$9,975	$9,408	6.0%
International (including Canada)	4,720	4,451	6.0%
Total	$14,695	$13,859	6.0%

Domestic sales increased 6.0 percent due to increases in ophthalmic, OEM and marketing partner sales which are all, except for ophthalmic, recorded as domestic sales.  International sales increased 6.0 percent as the increase in international ophthalmology sales of 26.6 percent offset the decline in international neurosurgery sales due to the shift in sales from direct international neurosurgery sales to our marketing partners as these sales are included in domestic revenue.

Index

Gross Profit

Gross profit as a percentage of net sales was 58.2 percent in the third quarter of fiscal 2011, compared to 57.9 percent for the same period in fiscal 2010.  Gross profit as a percentage of net sales for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 increased 0.3 percentage points due to the impact of the improved margins on our ophthalmology products and the recognition of deferred revenue from our OEM partners, partially offset by the margin impact of the transition of the majority of our direct neurosurgery sales to our marketing partners.  The Company continues to realize incremental savings from the lean manufacturing initiative and continues to develop our internal resources to expand the initiative throughout the entire organization.

Operating Expenses

R&D expenses as a percentage of net sales was 6.0 percent and 6.4 percent for the third quarter of fiscal 2011 and 2010, respectively. R&D costs remained flat in the third quarter of fiscal 2011 compared to the same period in fiscal 2010.  The Company’s pipeline included approximately 27 active projects in various stages of completion as of April 30, 2011.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its customers, and reflecting the need to keep such spending in line with what the Company can afford to spend, results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects over the next few years to invest in R&D at a rate of approximately 5 to 7 percent of net sales.

Sales and marketing expenses decreased by approximately $125,000 to $2.8 million, or 18.9 percent of net sales, for the third fiscal quarter of 2011, compared to $2.9 million, or 20.9 percent of net sales, for the third fiscal quarter of 2010. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to the elimination of our neurosurgery sales force as of July 31, 2009.

General and administrative expenses increased by approximately $223,000 to $2.4 million, or 16.5 percent of net sales, in the third fiscal quarter of 2011, compared to $2.2 million, or 15.9 percent of net sales, for the third fiscal quarter of 2010. The increase in general and administrative expenses as a percentage of net sales was primarily due to additional employees required to manage the implementation our lean manufacturing and quality improvement initiatives.

Other Income/(Expenses)

 Other expense for the third quarter of fiscal 2011 increased to $15,000 compared to an income of $3.2 million for the third quarter of fiscal 2010.  The increase in other expenses was primarily due to the one-time gains recorded in the third quarter of fiscal 2010. In the three months ended April 30, 2010, the Company experienced two one-time items:  a gain from the sale of product line to Stryker resulted in income of $893,000 and a settlement with Alcon resulted in income of $2.4 million.

Operating Income, Income Taxes and Net Income

Operating income for the third quarter of fiscal 2011 was up $422,000 to $2.5 million, as compared to the comparable 2010 fiscal period. The higher operating income was primarily the result of a 6.0 percent increase in sales (including $292,000 in deferred revenue) and a 4.3 percent decrease in sales and marketing expense, partially offset by a 5.5 percent increase in cost of sales and a 10.1 percent increase in general and administrative expenses.

The Company recorded a $809,000 tax provision on pre-tax income of $2.5 million, a 33.0 percent tax provision, in the quarter ended April 30, 2011.  In the quarter ended April 30, 2010, the Company recorded a $1.9 million tax provision on pre-tax income of $5.2 million, a 36.6 percent tax provision.  The decrease in the effective tax rate was primarily due to the higher level of net income recorded in the third quarter of fiscal 2010 resulting from the two one-time items:  a gain from the sale of product line to Stryker and a settlement with Alcon.

Index

Net income decreased by $1.7 million to $1.6 million for the third quarter of fiscal 2011, from $3.3 million for the same period in fiscal 2010. The decrease in net income was primarily from the two one-time items which were recognized in the third quarter of fiscal 2010.  Basic and diluted earnings per share for the third quarter of fiscal 2011 decreased to $0.07 from $0.13 for the third quarter of fiscal 2010.  Basic weighted average shares outstanding increased from 24,701,260 at April 30, 2010, to 24,945,707 at April 30, 2011.

Nine-Month Period Ended April 30, 2011 Compared to Nine-Month Period Ended April 30, 2010

Net Sales

The following table presents net sales by category (dollars in thousands):

	Nine Months Ended
	April 30, 2011	April 30, 2010	% Increase (Decrease)
Ophthalmic	$25,038	$23,100	8.4%
Direct Neurosurgery	1,383	7,767	(82.2%)
Marketing partners (Codman, Stryker)	6,268	2,280	174.9%
Total Neurosurgery	7,651	10,047	(23.9%)
OEM (Codman, Stryker, Iridex, Alcon)	7,289	5,776	26.2%
Other	71	97	(26.8%)
Total	$40,049	$39,020	2.6%

Ophthalmic sales grew 8.4 percent in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. Domestic and international ophthalmic sales increased 1.7 percent and 17.3 percent, respectively, due to the increase in disposable sales.  Neurosurgery sales decreased $2.4 million, or 23.9 percent, to $7.7 million in the first nine months of fiscal 2011 compared the first nine months of fiscal 2010. This decline in neurosurgery sales was the result of the transition of the majority of our direct neurosurgery distribution to Codman and Stryker under marketing partner agreements.  Sales to our domestic marketing partners increased $4.0 million in the first nine months of fiscal 2011. Total OEM sales rose 26.2 percent to $7.3 million (including $587,000 of deferred revenue recognized) compared with $5.8 million in the first nine months of fiscal 2010.

The increase in sales in the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010 was primarily due to increased ophthalmic disposables, marketing partner and OEM sales.  Certain aspects of our capital equipment sales and the transition of our direct neurosurgery sales to our marketing partners partially offset the sales increase.  In the first nine months of fiscal 2010, the Company sold $1.1 million of Omni® capital equipment, which was previously included in our direct neurosurgery sales and which the Company no longer sells.  Sales of capital equipment in the first nine months of fiscal 2011 declined by $2.2 million, or 23.9 percent, compared with the first nine months of fiscal 2010.  However, the sales of our disposable products grew $2.7 million, or 9.1 percent, in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010.

The following table presents domestic and international net sales (dollars in thousands):

	Nine Months Ended
	April 30, 2011	April 30, 2010	% Increase (Decrease)

Domestic (including Marketing Partner and OEM sales)	$27,929	$26,648	4.8%
International (including Canada)	12,120	12,372	(2.0%)
Total	$40,049	$39,020	2.6%

Index

Domestic sales increased 4.8 percent due to increases in ophthalmic disposables, marketing partner and OEM sales which are all, except for ophthalmic, recorded as domestic sales.  The decline in international sales was due to the shift in sales from direct international neurosurgery sales to our marketing partners as these sales are included in domestic revenue.

Gross Profit

Gross profit as a percentage of net sales was 58.2 percent for the first nine months of fiscal 2011, compared to 57.3 percent for the same period in fiscal 2010.  Gross profit as a percentage of net sales for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 increased 0.9 percentage points, due to the impact of the improved margins on our ophthalmology products and the recognition of deferred revenue from our OEM partners, partially offset by the margin impact of the transition of the majority of our direct neurosurgery sales to our marketing partners, inefficiencies associated with production of new products and the impact of winter weather.  The Company continues to realize incremental savings from the lean manufacturing initiative and continues to develop our internal resources to expand the lean initiative throughout the entire organization.

Operating Expenses

R&D expenses as a percentage of net sales were 6.5 percent and 5.9 percent for the first nine months of fiscal 2011 and 2010, respectively. R&D costs increased by $267,000 in the first nine months of fiscal 2011 compared to the same period in fiscal 2010.  The increase was due primarily to the direct costs of new products in the Company’s development pipeline.  The Company’s pipeline included approximately 27 active projects in various stages of completion as of April 30, 2011.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its customers, and reflecting the need to keep such spending in line with what the Company can afford to spend, results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects over the next few years to invest in R&D at a rate of approximately 5 to 7 percent of net sales.

Sales and marketing expenses decreased by approximately $672,000 to $8.5 million, or 21.3 percent of net sales, for the first nine months of fiscal 2011, compared to $9.2 million, or 23.6 percent of net sales, for the first nine months of fiscal 2010. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to the elimination of our neurosurgery sales force as of July 31, 2009.

General and administrative expenses increased by approximately $568,000 to $6.9 million, or 9.0 percent of net sales, in the first nine months of fiscal 2011, compared to $6.3 million, or 16.1 percent of net sales, for the first nine months of fiscal 2010. The increase in general and administrative expenses as a percentage of net sales was primarily due to additional employees required to manage the implementation our lean manufacturing and quality improvement initiatives.

Other Income/(Expenses)

Other expense for the first nine months of fiscal 2011 increased to $210,000 compared to an income of $2.8 million for the first nine months of fiscal 2010.  The decrease in other income was primarily due to the one-time gains recorded in the third quarter of fiscal 2010. In the three months ended April 30, 2010, the Company experienced two one-time items:  a gain from the sale of product line to Stryker resulting in income of $817,000 and a settlement with Alcon resulting in income of $2.4 million.

Operating Income, Income Taxes and Net Income

Operating income for the first nine months of fiscal 2011 increased $767,000 to $5.3 million, as compared to the comparable 2010 fiscal period. The higher operating income was primarily the result of a 2.6 percent increase in sales (including $587,000 in deferred revenue), a 7.3 percent decrease in sales and marketing expense, partially offset by an 11.5 percent increase in R&D and a 9.0 percent increase in general and administrative expenses.

Index

The Company recorded a $1.5 million tax provision on pre-tax income of $5.1 million, a 29.8 percent tax provision, in the nine months ended April 30, 2011.  In the nine months ended April 30, 2010, the Company recorded a $2.7 million tax provision on pre-tax income of $7.4 million, a 36.1 percent tax provision.  The decrease in the effective tax rate was primarily due to approximately $100,000 of R&D tax credit as this credit was re-enacted during the second quarter of fiscal 2011.  The increase in the R&D credit was for the period that the credit was expired (i.e. from January 1, 2010 through July 31, 2010) and the Company could not accrue the benefits the credit afforded.

Net income decreased by $1.1 million to $3.6 million for the first nine months of fiscal 2011, from $4.7 million for the same period in fiscal 2010. The decrease in net income was primarily from the two one-time items which were recognized in the third quarter of fiscal 2010.  Basic and diluted earnings per share for the first nine months of fiscal 2011 decreased to $0.14 from $0.19 for the first nine months of fiscal 2010.  Basic weighted average shares outstanding increased from 24,579,928 at April 30, 2010, to 24,878,768 at April 30, 2011.

Liquidity and Capital Resources

The Company had approximately $17.0 million in cash and $1.2 million in interest-bearing debt as of April 30, 2011.

Working capital, including the management of inventory and accounts receivable, is a key management focus. At April 30, 2011, the Company had an average of 64 days of sales outstanding utilizing the trailing twelve months’ sales for the period ended April 30, 2011. The 64 days of sales outstanding at April 30, 2011, was 1 day unfavorable to July 31, 2010, and flat when compared to April 30, 2010, utilizing the trailing twelve months of sales.

At April 30, 2011, the Company had 222 days of average cost of sales in inventory on hand utilizing the trailing twelve months’ cost of sales for the period ended April 30, 2011.  The 222 days of cost of sales in inventory was unfavorable to July 31, 2010, by 26 days and 17 days unfavorable to April 30, 2010, utilizing the trailing twelve months of cost of sales. Days of inventory on hand increased to 222 days as of April 30, 2011 due to the Company’s preparation for new product launches and a decision to increase our domestic and international inventory to make sure customer demands are being fulfilled on a timely basis.

Cash flows provided by operating activities were $2.6 million for the nine months ended April 30, 2011, compared to cash flows provided by operating activities of approximately $24.0 million for the comparable fiscal 2010 period. The decrease of $21.4 million was primarily attributable to the net decrease in deferred revenue of $19.0 million.  In addition, inventory, prepaid expenses, accounts payable, income taxes payable and other decreased $6.2 million during the first nine months of fiscal 2011, partially offset by increases in gain on sale of the product line to Stryker, deferred income taxes, net receivables, accrued expenses and other by approximately $3.8 million.

Cash flows used by investing activities were $1.7 million for the nine months ended April 30, 2011, compared to cash provided by investing activities of $611,000 for the comparable fiscal 2010 period. During the nine months ended April 30, 2011, cash additions to property and equipment were $1.5 million, compared to $594,000 during the nine months ended April 30, 2010. The additions to property and equipment were primarily an investment in the Company’s new ERP system and investments in equipment necessary to keep up with the growing disposable sales demand.  Cash additions from the gain on sale of the product line to Stryker for the first nine months of fiscal 2011 declined $1.3 million, as this is a one-time event which the Company experienced in 2010.

Cash flows used in financing activities were $2.5 million for the nine months ended April 30, 2011, compared to cash used in financing activities of $7.3 million for the nine months ended April 30, 2010. The decrease of $4.8 million was attributable primarily to a decrease in the balance of net borrowings on the line of credit of $5.0 million.

Index

The Company had the following committed financing arrangements as of April 30, 2011, but had no borrowings thereunder:

Revolving Credit Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of April 30, 2011, interest under the facility was charged at 2.21 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at April 30, 2011. Outstanding amounts, if any, are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2010, to extend the termination date through November 30, 2011.

The facility has two financial covenants:  a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of April 30, 2011, the Company’s leverage ratio was 1.02 times and the minimum fixed charge coverage ratio was 3.17 times. Collateral availability under the line as of April 30, 2011, was approximately $7.3 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit:   Under this credit facility, the Company may borrow up to $1.0 million, with interest currently at one-month LIBOR plus 3.0 percent. Under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of April 30, 2011. The equipment line of credit was amended on November 30, 2010, to extend the maturity date to November 30, 2011.

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

Index

Critical Accounting Policies

The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2010.  In the first nine months of fiscal 2011, there were no changes to the significant accounting policies.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $17.0 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 70 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 35 basis points would decrease the amount of interest income from these funds by approximately $60,000.

The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at April 30, 2011, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at April 30, 2011, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there is no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these facilities.

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

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our CEO and CFO, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2011. Based on such review and evaluation, our CEO and CFO have concluded that, as of April 30, 2011, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended April 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

Part II — Other Information

Item 1 — Legal Proceedings

From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.  If a loss is not probable, a liability is not recorded.  As of April 30, 2011, the Company has no litigation reserve recorded.

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
(b)
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.

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

Index

Trademark Acknowledgements

Malis, the Malis waveform logo, Bident, Bi-Safe, Gentle Gel and Finest Energy Source for Surgery are our registered trademarks. Synergetics, the Synergetics’ logo, PHOTON, DualWave, COAG, Advantage, Microserrated, Microfiber, Solution, Tru-Micro, DDMS, Kryptonite, Diamond Black, Bullseye, Pinnacle 360°, Directional, Tru-Curve, Axcess, Veritas, VersaPACK, Lumen and Lumenator product names are our trademarks. All other trademarks or tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC.
(Registrant)

June 7, 2011	/s/David M. Hable
David M. Hable, President and Chief Executive Officer (Principal Executive Officer)

June 7, 2011	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)