Form 10-K
period 2011-07-31
SYNERGETICS USA INC
filed 2011-10-11
CIK 836429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2011 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-10382

SYNERGETICS USA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5715943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3845 Corporate Centre Drive
O’Fallon, Missouri	63368
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(636) 939-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported by The Nasdaq Stock Market as of January 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $97,805,062.

At October 3, 2011, there were 24,970,884 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders, expected to be held on December 13, 2011, are incorporated by reference into Part III of this Form 10-K where indicated.

SYNERGETICS USA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2011

SYNERGETICS USA, INC.

PART I

Item 1. Business

Overview

Synergetics USA, Inc. (“the Company”) is a leading supplier of precision surgical devices. The Company’s primary focus is on the disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent distributor sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, disposable and reusable devices, procedural kits and the delivery of various energy modalities for the performance of surgery, including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide sales information is included in Note 15 to the audited condensed consolidated financial statements.

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

On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman & Shurtleff, Inc. (“Codman”), a division of Johnson & Johnson.  Under the terms of the revised agreement, Codman has the exclusive right to market and distribute one of the Company’s branded disposable bipolar forceps. Codman began the domestic distribution of the disposable bipolar forceps on December 1, 2009 and international distribution on February 1, 2010. The Codman relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes.

On April 1, 2010, the Company announced the closing of a definitive agreement with Stryker Corporation (“Stryker”) in conjunction with the acquisition by Stryker of certain assets from Mutoh Co., Ltd. and its affiliates (“Mutoh”), used to produce the Sonopet Ultrasonic Aspirator control consoles and handpieces (previously marketed under the Omni® brand by Synergetics in the U.S., Canada and several other countries). The agreement included the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® product line. The gain from the sale of the Omni® product line to Stryker was $817,000 in fiscal 2010. In the second quarter of fiscal 2011, the Company recorded a $99,000 loss on the sale of this product line, as certain former non-U.S. distributor receivables were deemed to be uncollectible due to the change in the distribution model. In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the Sonopet/Omni® ultrasonic aspirator console and handpieces, and pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator products. The Stryker relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes.

Contribution margins for the products supplied to Codman and Stryker have increased, as anticipated, primarily due to the elimination of commercial expenses associated with the distribution of these products. However, sales revenue and gross profit for these products have decreased, as the transfer prices to Codman and Stryker are lower than the previous average direct selling prices.  Unit volumes with respect to these products have at least doubled.

On April 27, 2010, the Company announced that it had entered into a Settlement and License Agreement with Alcon, Inc. (“Alcon”) pursuant to which Alcon agreed to pay the Company $32.0 million, and the Company agreed to produce certain products for distribution by Alcon. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third fiscal quarter of 2010. The remaining $19.0 million has been accounted for as deferred revenue on the balance sheet. As units are shipped to Alcon under a Supply Agreement entered pursuant to the settlement, the Company will be paid an incremental transfer price. In addition, the Company will recognize a portion of the deferred revenue based on the units shipped or as the estimate of the total units to be delivered to Alcon over a period currently estimated to be fifteen years is revised. The Company recognized $696,000 of this deferred revenue during fiscal 2011.

On October 31, 2010, the Company cancelled its non-U.S. receivables revolving credit facility.

On November 30, 2010, the Company extended its revolving credit facility and its equipment line of credit through November 30, 2011.

On December 9, 2010, the Company announced that it signed a product development and consulting agreement with Retinal Solutions, LLC located in Michigan.

On December 14, 2010, the Company announced the introduction of its next generation of the Codman® Malis® electrosurgical generator, the CMC® V.  The new generator is a state-of-the-art, digitally controlled electrosurgical generator that provides surgeons with significant advancements in controls for use with bipolar foot and hand-operated, cutting and coagulating.

On December 22, 2010, Codman elected to exercise its option of exclusive distribution with respect to the bipolar generators and related disposables and accessories. The Company recognized $334,000 of this revenue during fiscal 2011.

On February 16, 2011, the Company retired the debt on its O’Fallon, Missouri facility.

On August 9, 2011, the Company announced that it had elected two new members to its Board of Directors, D. Graeme Thomas and Patricia Williams.

Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY

	Fiscal Year Ended July 31,

	2011	Mix	2010	Mix

Ophthalmic	$34,547	61.9%	$31,689	60.9%
Direct Neurosurgery	1,571	2.8%	8,175	15.7%
Marketing Partners (1)	9,448	16.9%	4,204	8.1%
Total Neurosurgery	11,019	19.7%	12,379	23.8%
Original Equipment Manufacturers (“OEM”)(2)	10,007	17.9%	7,878	15.1%
Other	272	0.5%	129	0.2%
Total	$55,845		$52,075

(1)
Marketing partners’ sales include disposable bipolar forceps and disposable ultrasonic instrument tips and accessories which were previously sold by our direct neurosurgery sales force and our distribution network, which have been transitioned to our marketing partners.

(2)
Revenues from OEM represent sales of electrosurgery generators, related accessories and certain laser probes to Stryker, Codman and Iridex Corporation (“Iridex”).  In addition, deferred revenues of $1.0 million from Codman and Alcon are included in this category for the fiscal year ended July 31, 2011.

     The increase in sales during fiscal 2011 compared with fiscal 2010 was primarily due to an increase of $2.9 million in ophthalmic sales and a $2.1 increase in OEM sales (including $1.0 million of deferred revenue recognized), partially offset by a $1.4 million decrease in our neurosurgery sales due to the transition of the majority of our direct neurosurgery product sales to our marketing partners.  The largest portion of this decline can be attributed to the loss of $1.1 million of Omni® capital equipment that was included in our direct neurosurgery sales and which the Company no longer sells.  Currently, disposable product sales account for approximately 81 percent of our total product sales.  Overall sales of our disposable products grew $5.0 million, or 12.6 percent, in fiscal 2011 as compared to fiscal 2010. Sales of capital equipment, including the sales of Omni® capital equipment, declined by approximately $2.3 million, or 19.0 percent, in fiscal 2011 as compared to fiscal 2010. The downward trend, after excluding the loss of the Omni® ultrasonic aspirator sales, is a result of hospitals tightly controlling their capital budgets.

     In addition, in connection with the transition of sales to our marketing partners, the Company will begin to report its net sales by category as follows to provide better comparability going forward:

	Fiscal Year Ended July 31,

	2011	Mix	2010	Mix

Ophthalmic	$34,547	61.9%	$31,689	60.9%
OEM(1)	19,455	34.8%	12,082	23.2%
Other(2)	1,843	3.3%	8,304	15.9%
Total	$55,845		$52,075

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable ultrasonic instrument tips and related accessories, disposable bipolar forceps, related accessories and royalties along with certain laser probes to Stryker, Codman and Iridex.  In addition, deferred revenues of $1.0 million from Codman and Alcon are included in this category for the fiscal year ended July 31, 2011.  Revenue from our marketing partners has been combined with the revenue from OEM customers.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Information with respect to the breakdown of revenue for domestic and international sales is included in Note 15 to the consolidated audited financial statements.

RESULTS OF OPERATIONS

	Fiscal Year Ended July 31,

	2011	2010	Increase
			(Decrease)
Net Sales	$55,845	$52,075	7.2%
Gross Profit	32,724	29,909	9.4%
Gross Profit Margin %	58.6%	57.4%	2.1%
Commercial Expenses
Selling	11,474	11,958	(4.0%)
General &Administrative	9,245	8,903	3.8%
Research &Development	3,713	3,008	23.4%
Operating Income	8,292	6,040	37.3%
Operating Margin	14.8%	11.6%	27.6%
EBITDA(1)	10,021	11,248	(10.9%)
EBITDA from Operations (1)	10,120	8,033	26.0%
Net Income	5,633	5,733	(1.7%)
Net Income from Operations (1)	5,702	3,678	55.0%
Earnings per share	0.23	0.23	0.0%
Earnings per share from Operations (1)	0.23	0.15	53.3%
Operating Return on average equity (1)	12.0%	8.9%	34.8%
Operating Return on average assets (1)	7.6%	6.4%	18.8%
____________
(1)EBITDA, EBITDA from operations, net income from operations, earnings per share from operations, operating return on average equity and operating return on average assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”).  EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization.    EBITDA from operations is defined as net income (net of one-time events) before interest expense, income taxes, depreciation and amortization.  Net income from operations and earnings per share from operations are also net of one-time events.  Operating return on equity is defined as net income (net of one-time events) divided by average equity.  Operating return on assets is defined as net income (net of one-time events) plus interest expense divided by average assets.  See disclosure following regarding the use of non-GAAP financial measures.

	Fiscal Year Ended July 31,
	2011	2010
Net Income	$5,633	$5,733
Interest	202	491
Income Taxes	2,446	3,092
Depreciation	1,087	1,053
Amortization	653	879
EBITDA	$10,021	$11,248

Pre-Tax Income from One-Time Events
Income (Loss) from Stryker Sale	$(99)	$817
Income from Alcon settlement	--	2,398
TOTAL Pre-Tax Income from One-Time Events	(99)	3,215
EBITDA from Operations	$10,120	$8,033

	Fiscal Year Ended

	July 31, 2011	July 31, 2010
Net Income	$5,633	$5,733
After-Tax Income from One-Time Events
Income (Loss) from Stryker Sales	$(69)	$522
Income from Alcon Settlement	--	1,533
TOTAL After-Tax Income from One-Time Events	(69)	2,055
Net Income from Operations	$5,702	$3,678

Average Equity:
July 31, 2011	$50,664
July 31, 2010	44,226	$44,226
July 31, 2009		38,130
Average Equity	$47,445	$41,178
Return on Average Equity	12.0%	8.9%

Net income from Operations	$5,702	$3,678
Interest	202	491
Net income from Operations + interest expense	$5,904	$4,169
Average Assets:
July 31, 2011	$81,310
July 31, 2010	73,095	$73,095
July 31, 2009		58,080
Average Assets	$77,203	$65,588
Return on Average Assets	7.6%	6.4%

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

Strategy

Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative surgical devices and consumables of the highest quality in order to assist and enable surgeons who perform surgery around the world to provide a better quality of life for their patients.  Based upon this mission, the Company’s key strategy is to enhance shareholder value through profitable revenue growth in ophthalmology and neurosurgery markets by the identification and development of reusable and disposable devices in conjunction with leading surgeons and marketing partners and to build out a strong operational infrastructure and financial foundation within which prudently financed growth opportunities can be realized and implemented.  At the same time, we will maintain vigilance and sensitivity to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest.

In the previous fiscal years and for 2012, we are focused on the following strategies:

Improve Profitability and Cash Efficiency through:

Manufacturing Efficiencies

Lean Manufacturing Initiatives — During the fiscal year ended July 31, 2011, we continued our lean journey and have introduced all of the O’Fallon, Missouri facility manufacturing lines to lean methodology.  These lines are at varying degrees of maturity.  In fiscal 2012, we expect to introduce the lean methodology to our King of Prussia location and continue the maturation process at our O’Fallon, Missouri location.  We conducted several Kaizen events (Kaizen in Japanese means “change for the better”), which have added incremental cost savings of approximately $800,000 in fiscal 2011 and have reduced our cost basis by approximately $2.2 million since we began this initiative.  These initiatives are reducing set-up and production times in addition to reducing the required manufacturing footprint.  Throughout the year, we have been able to increase the sales per production employee by over 15 percent through our Kaizen events, by improving our processes and outsourcing tasks which are not core competencies.

In fiscal 2012, we continue to work on enhancing the profitability of our operational platform by focusing on our manufacturing efficiencies, including the lean manufacturing initiative and select outsourcing of high quality components and other cost savings. During fiscal 2011, we enhanced our operating margins by 27.6 percent from 11.6 percent to 14.8 percent when compared to fiscal 2010.  In fiscal 2012, our strategic objective is to increase our operating margins to of 20 percent.

Supply Chain Management – During fiscal 2011, the Company implemented a new enterprise resource planning system on August 1, 2011, as planned. The new system will allow better planning and real-time information on inventory levels, shipments, sales information and production costs. The system will, once fully utilized, allow for better capacity planning and up-to-date labor cost associated with manufacturing work orders and product cost. In fiscal 2012, we will focus on implementing additional system functionality which will increase our planning and administrative efficiencies.

The improvements we have made in our supply chain management have allowed the Company to reduce days of inventory on hand from 265 days at July 31, 2008 compared to 233 days at July 31, 2009, 196 days at July 31, 2010 and 196 days at July 31, 2011 while adding approximately $1.0 million in inventory for new products and the enhancement of service levels.

Human Resource Rationalization – Starting with a hiring freeze in October 2008, the Company has been redeploying certain human resources. These changes were made possible by the introduction of manufacturing efficiencies in certain product lines, the implementation of improvements in our enterprise-wide information system, the implementation of a manufacturing resource planning system and supply chain management and related consolidations and the shift from direct sales of certain neurosurgery products in the U.S. to the sales of these same products through marketing partners. This hiring strategy has continued through fiscal 2011 year-end, and certain positions are only added based upon a resource need or a replacement hire. At July 31, 2011, our head count had decreased to 344 as compared with 356 at July 31, 2010, a decrease of approximately 3.4 percent, while our sales grew 7.2 percent.  However, the business is currently budgeted at 360 employees.

Cash Management – The Company has been focused on its debt level which it reduced by $3.0 million to $1.1 million as of July 31, 2011 and intends to continue to monitor and reduce its leverage by focusing on the reduction in days sales in accounts receivable and inventory and where appropriate, the increase in days in accounts payable.  During the fiscal year ended July 31, 2011, the Company improved its leverage ratio to 2.0 percent from 8.4 percent at July 31, 2010.  In fiscal 2012, the Company will pay off its remaining debt and solidify its cash position.

Accelerate growth through:

Research and Development (“R&D”) – The Company is utilizing its R&D efforts to drive the Company onto a high growth trajectory, which means simply, new products, in some new categories.  In order to focus resources on the most important projects, the Company has reduced its active projects to 28 as of July 31, 2011.  The Company has completed its most recent top priority R&D project when it introduced the VersaPACKTM for use in the vitreoretinal operating rooms. The launch of this product allows the Company to compete in an estimated $277 million segment of the vitreoretinal market in which we previously did not compete.  The remaining top three R&D opportunities will allow us access to different market segments within the ophthalmology and neurosurgery markets to continue to drive organic growth.  In fiscal 2012, our objective is to continue to increase our new product sales and to commercialize two of these three high priority R&D projects.

New Business Development – The Company’s core assets, including a history of customer driven innovation, quality differentiated products and an extensive distribution network, make it a logical component of value-creating business combinations.  In fiscal 2012, we continue to evaluate such potential combinations and opportunities for potential acquisitions that can expand the Company’s product offerings.

Improve Sales Force Productivity:

The professionalism of the Company’s sales force is one of its true assets.  Significant effort was made in the last few years to align the incentives and promotional direction of our sales force with those of the Company’s interests as a whole.  It is anticipated that this will continue to result in enhanced productivity.

Research and Development Strategy

Our R&D strategy primarily focuses on developing new products in conjunction with leading retinal surgeons and neurosurgeons utilizing our proprietary technology and our expertise in vitreoretinal surgery and neurosurgery.  We are continually engineering new products and instrumentation, as well as enhancements to existing products, to meet the needs of surgeons in the ophthalmology and neurosurgery disciplines.  We have entered into consultation arrangements with leading ophthalmic surgeons, all of whom specialize in vitreoretinal procedures.  In neurosurgery, we have worked closely with leading neurosurgeons to develop ultrasonic tips and handheld devices.

The Company has historically invested in leading edge R&D projects.  In fiscal 2011, we estimate that we spent approximately 80 percent of our R&D expenditures on ophthalmic opportunities and 20 percent on neurosurgery and OEM opportunities.

	Fiscal Year Ended July 31,
	2011	2010	2009
R&D expenditures (in thousands)	$3,713	$3,008	$2,998
Percentage of net sales	6.6%	5.8%	5.7%

We anticipate ongoing R&D costs in connection with the development of our products.  The Company’s R&D resources include:  an advanced technology group that works on longer-term, highly complex R&D initiatives, a primary development group that works on strategically targeted products and a manufacturing engineering group that works on product line extensions.  These three groups focus on projects in both ophthalmology and neurosurgery.  The engineering team at the King of Prussia, Philadelphia location provides capacity for new electrosurgery products.  The alignment of our R&D resources into these groups allows us greater flexibility to meet the ever-changing needs of our customers as well as allow the Company to focus on those products and technologies that fit within our strategic plan.

At July 31, 2011, the Company’s development pipeline included 28 active projects in various stages of completion.  We have identified four of these projects as being the highest priority projects which will help to drive the Company onto a different growth trajectory and address larger market opportunities within ophthalmology and neurosurgery.  Of these four opportunities, three were for the ophthalmic market and one was for the neurosurgery market.  The Company has completed its most recent top priority R&D project when it introduced the VersaPACKTM for use in vitreoretinal procedures. The launch of this product allows the Company to compete in an estimated $277 million segment of the vitreoretinal market in which we previously did not compete.  The remaining top three R&D opportunities will provide access to different market segments within the ophthalmology and neurosurgery markets to continue to drive organic growth.  In fiscal 2012, our objective is to increase new product sales and to commercialize two of these three priority R&D projects.

 The Company expects to invest in R&D at a rate of approximately 7 percent of net sales each fiscal year.  Substantially all of our R&D is conducted internally.  In the 2012 fiscal year, we expect to fund all of our R&D projects with current assets, cash flows from operations and development revenue from certain marketing partners.  We continuously review our R&D initiatives to ensure they remain consistent with and supportive of our strategic growth initiatives.

Marketing

Ophthalmic/Vitreoretinal

Markets

Vitreoretinal surgery refers to any surgical procedures involving the posterior portion of the eye. Conditions associated with vitreoretinal surgery often require surgical treatment to prevent vision loss. These conditions include proliferative diabetic retinopathy, retinal detachments, macular holes, macular puckers and traumatic eye injuries. The retinal surgeon requires a variety of devices and equipment to perform the surgery, such as a vitrectomy machine and vitreous cutter to remove the vitreous from the eye, a light source and endoilluminator to illuminate the eye, a laser and laser probe, which provides focused photocoagulation for the treatment of diabetic retinopathy and related conditions.

Based upon a study performed by Market Scope LLC (“Market Scope”), there are approximately 2,000 practicing retinal specialists in the United States and an additional 7,900 throughout the rest of the world. It is estimated that approximately 320,000 vitrectomies are performed each year in the United States and 1.2 million vitrectomies are performed throughout the world.  Market Scope estimates that these procedures are growing 3.6 percent annually.  On a dollar basis, we estimate that the vitreoretinal market grew approximately seven percent to $935 million in 2011.

The Company initially engineered and produced prototype instruments designed to assist retinal surgeons in treating acute subretinal pathologies such as histoplasmosis and age-related macular degeneration. Synergetics developed a number of specialized lines of finely engineered surgical devices, which today have grown to comprise a product catalogue of nearly 1,000 retinal surgical items, including handheld disposable and reusable forceps and scissors, fiberoptics for both illumination and photocoagulation, cannulas, scrapers, and several other reusable and disposable surgical devices, including procedural packs.

Our business continues to grow and evolve as new surgical techniques are pioneered by leading vitreoretinal surgeons. As these surgical devices become ever smaller, new endoillumination technology is required to assist surgeons in this field. The Company was an early developer of cutting-edge endoillumination products and continues to be an innovative leader in the marketplace in the design, manufacture and marketing of laser probes and fiberoptic endoilluminators.

Marketing and Sales Force

In the United States, we have assembled a direct, dedicated sales organization, consisting of 20 sales representatives, six sales managers and seven marketing professionals. Our team sells our vitreoretinal surgical products directly to end-users at hospitals, ambulatory surgery centers and surgeon offices throughout the country. We offer nearly 1,000 separate catalogue items in the vitreoretinal surgical market. Our vitreoretinal products include convenience packs, fiberoptic endoilluminators and endolaser probes, a variety of disposable and reusable devices designed for intraocular manipulation of tissues, illumination equipment under the PhotonTM brand, laser equipment for the United States market under Quantel’s VitraTM and SupraTM brands, Volk’s line of ophthalmic lenses and its OptiflexTM and MerlinTM non-contact viewing systems and other miscellaneous products.

Internationally, we utilize a hybrid sales network comprised of direct and distributor sales. We have distribution agreements with independent representatives to sell and distribute our ophthalmic and vitreoretinal surgical products. At July 31, 2011, we had 13 international direct sales employees and were represented by over 50 non-U.S. distributors and independent sales representatives. Our vitreoretinal surgical products are offered for sale in approximately 60 countries outside the United States. The terms of sale to our non-U.S. distributors and our non-U.S. end-user customers do not differ materially from those to our domestic end-user customers. Selling prices are established based upon each country’s competitive pricing environment.

Competition

Our ophthalmic and vitreoretinal surgical devices and equipment compete against manufacturers of similar products, including those sold by our major competitors, Alcon, Bausch & Lomb, Inc., Dutch Ophthalmic Research Center and Iridex. In addition, our products compete with smaller and larger specialized companies that do not otherwise focus on ophthalmic and vitreoretinal surgery. In the future, aggressive pharmaceutical intervention may adversely affect the demand for our surgical products.

Marketing Partner and OEM Markets

The Company has marketing partner and OEM relationships with Codman, Stryker, Iridex and Alcon.

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been marketed for over 25 years through a series of distribution agreements with Codman. On April 2, 2009, the Company executed a new, three-year distribution agreement (effective January 1, 2009) with Codman for the continued distribution by Codman of the third generation electrosurgical generator, certain other electrosurgery generators, related disposables and accessories. In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. Both agreements expire on December 31, 2011 and may renew for an additional three-year period.

On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman. Under the terms of the revised agreement, Codman has the exclusive right to market and distribute one of the Company’s branded disposable bipolar forceps. Codman began the domestic distribution of the disposable bipolar forceps on December 1, 2009 and international distribution on February 1, 2010.

The Codman relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes. Sales to Codman in the fiscal year ended July 31, 2011 comprised 18.8 percent of the Company’s net sales.

The Company supplies a lesion generator used for pain treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the Company entered into a one-year extension to the agreement with Stryker. The Company has negotiated a five-year extension to the agreement through December 31, 2015. The agreement covers the manufacture and supply of the lesion generator unit together with certain accessories. The pain control unit can be utilized for facet denervation, rhizotomy, percutaneous cordotomy, dorsal root entry zone lesions, peripheral neuralgia, trigeminal neuralgia and ramus communications. Pain relief is achieved by the controlled heating of the area surrounding the electrode tip. A thermosensor in the probe is used to control tissue temperature. Impedance values are displayed to guard against unsafe conditions. The system provides an electrical stimulator for nerve localization and various coagulating outputs that are selectable based on the procedures undertaken. The generator is configured for bipolar output to minimize current spread, as well as monopolar operation. The agreement also provides Stryker the right of first refusal for the distribution of other products for use in the field of pain control or for use in conjunction with a lesion generator technically the same as the products distributed under this agreement.

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

The Stryker relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes. Sales to Stryker in the fiscal year ended July 31, 2011 comprised 13.8 percent of the Company’s net sales. This percentage is expected to increase as sales of ultrasonic aspirator tips and accessories through Stryker began in April 2010.

In addition, the Company manufactures directional laser probes for Iridex. In October 2005, Iridex filed a lawsuit against the Company for infringement of its Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding.” Pursuant to a settlement of the lawsuit in 2007, the parties entered into a manufacture and supply agreement in which the Company obtained the right to manufacture and supply various laser probes to Iridex. This agreement expires in April 2012.

On April 27, 2010, the Company announced that it had entered into a Settlement and License Agreement with Alcon pursuant to which Alcon agreed to pay the Company $32.0 million, and the Company agreed to produce certain products for distribution by Alcon. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third quarter of fiscal 2010. The remaining $19.0 million has been accounted for as an up-front license fee under the Settlement and License Agreement and will be deferred and recognized as earned over a period currently estimated to be fifteen years based upon the units expected to be shipped to Alcon under a Supply Agreement entered pursuant to the settlement. In fiscal 2011, we recognized $696,000 of this deferred revenue.

Markets

Neurosurgical procedures on a global basis continue to rise at an estimated 2 to 3 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. Based upon this growth in procedures, sales of neurosurgical products worldwide are forecasted to increase by approximately 4 percent.

Competition

In the field of neurosurgery, we develop, design and manufacture precision-engineered, surgical devices and instruments. In addition, we believe we are the premier manufacturer of bipolar electrosurgical systems sold through Codman for use in neurosurgery. Our neurosurgical bipolar electrosurgical systems compete against the Valleylab division of Covidien Ltd., Kirwan Surgical Products, Inc., Erbe Elektromedizin GmbH and Aesculap including Aesculap Inc., USA and Aesculap GmbH, divisions of B. Braun Medical Inc. Ultrasonic aspirator and accessory tips sold through Stryker compete against Integra Life Sciences Holdings, Corp., the manufacturer of the CUSATM and the SelectorTM ultrasonic systems. Our neurosurgical devices and disposables compete against manufacturers of similar products, including those sold by Integra NeuroSciences. Also, we compete with smaller and larger specialized companies that do not otherwise focus on neurosurgery. Our products also compete with other technologies, such as handheld instruments and a variety of tissue removal systems designed for removing skull-based tumors. In the future, aggressive pharmaceutical intervention may adversely affect the demand for our surgical products.

Operations

Manufacturing and Supplies

We design, manufacture and assemble the majority of our ophthalmic and certain of our neurosurgical products in our facility in O’Fallon, Missouri.  The bipolar electrosurgical generators (including the neurosurgical, pain control and other generator units) are manufactured in our facility in King of Prussia, Pennsylvania.  The VitraTM and SupraTM laser units and the Volk lenses and OptiflexTM and MerlinTM systems are purchased by the Company from their respective manufacturers.  Our products are assembled from raw materials and components supplied to us by third parties.  Most of the raw materials and components we use in the manufacture of our products are available from more than one supplier.  For some components, there are relatively few alternate sources of supply.  However, we rely upon single source suppliers or contract manufacturers for a small portion of our disposable product line and for several key components of our PhotonTM light sources and our electrosurgical generators.

During the fiscal year ended July 31, 2011, we continued our lean journey and have introduced all of the O’Fallon, Missouri facility manufacturing lines to lean methodology.  These lines are at varying degrees of maturity.  In fiscal 2012, we expect to introduce the lean methodology to our King of Prussia location and continue the maturation process at our O’Fallon, Missouri location.  We conducted several Kaizen events which have added incremental cost savings of approximately $800,000 in fiscal 2011 and have reduced our cost basis by approximately $2.2 million since we began this initiative.  These savings are reducing set-up and production times in addition to reducing the required manufacturing footprint.  Throughout the year, we have been able to increase the sales per production employee by over 15 percent through our Kaizen events by improving processes and outsourcing some tasks which are not core competencies.

The improvements we have made in our supply chain management have allowed the Company to reduce days of inventory on hand from 265 days at July 31, 2008 compared with 233 days at July 31, 2009, 196 days at July 31, 2010 and 196 days at July 31, 2011, while adding approximately $1.0 million in inventory for new products and the enhancement of service levels.

Our operations are conducted in our headquarters facility in O’Fallon, Missouri and our facility in King of Prussia, Pennsylvania.

Government Regulations

Medical devices manufactured by the Company are subject to extensive regulation by governmental authorities, including federal, state and non-U.S. governmental agencies.  The principal regulator in the United States is the Food and Drug Administration (the “FDA”).

FDA regulations are wide ranging and govern the development, production and marketing of medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling and promotion of devices, the maintenance and retention of certain records, the ability to track devices in distribution, the reporting of potential product defects and patient incidents, the export of devices and other matters.

All medical devices introduced into the market since 1976, which include the majority of our products, are required by the FDA as a condition of sale and marketing to secure either a 510(k) Premarket Notification clearance or an approved Premarket Approval Application (“PMA”) unless specifically exempted by regulation.  A Premarket Notification clearance indicates FDA agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market before 1976 or that has received 510(k) Premarket Notification clearance since that time.  The process of obtaining a Premarket Notification clearance can take several months or potentially years and may require the submission of limited clinical data and supporting information.  The PMA process typically requires the submission of significant quantities of clinical data and manufacturing information and involves significant review costs.  The Company does not anticipate any of our new devices in development at this time will require a PMA.

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

We are also required to register with the FDA as a device manufacturer and to maintain compliance with the FDA’s Quality System Regulations (“QSRs”).  The QSRs incorporate the requirements of Good Manufacturing Practice as well as other regulatory requirements of the FDA, which mandate detailed quality assurance and record-keeping procedures and subject manufacturers to unscheduled periodic quality system inspections.  We conduct internal quality assurance audits to ensure compliance throughout the manufacturing process.

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

Safety Approvals

The majority of our capital equipment products also require electrical safety testing, and in some cases electromagnetic compatibility testing, either as a product registration requirement and/or to gain market acceptance.  Testing to internationally recognized standards is provided by third party vendors, who certify our products’ compliance to these standards.

Intellectual Property

Our ability to effectively compete in our product markets depends in part on developing, improving and maintaining proprietary aspects of our technology platforms.  To maintain the proprietary nature of our technology, we rely on patents and patent applications, trade secrets, trademarks and know how.  Patented and patent pending technology is used in most of our product lines, including our Malis® line of bipolar electrosurgical generators and accessories, our PhotonTM and LumenTM lines of illumination technology with complimentary accessories, certain ultrasonic bone cutting tips, and various other reusable and disposable devices.

Currently, the Company owns 38 unexpired United States patents, the oldest of which was issued in 1994, and none of which will expire before 2012.  In addition, the Company owns 20 unexpired patents in several countries around the world.  We do not believe that the expiration of any one patent, or the expiration over time of all of our currently unexpired patents, will have a material, adverse effect on our business.  The Company also has multiple pending patent applications in the United States and other countries, which we believe will, in due course, issue as patents.  However, other companies and entities have filed patent applications or have obtained issued patents relating to devices, laser probes, endoillumination, light sources, monopolar and bipolar electrosurgical methods and devices, any of which may impact our ability to obtain patents in the future. When deemed appropriate for our business success, we will enforce and defend our patent rights.

We generally seek patent protection on patentable technological advancements used or likely to be used in our products and product improvements.  We do not, however, rely exclusively on our patents to provide us with competitive advantages with respect to our existing product lines.  We also rely upon trade secrets, know-how, continuing technological innovations and superior engineering to develop and maintain our competitive advantage.

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

Malis, the Malis waveform logo, Bident, Bi-Safe, Gentle Gel and Finest Energy Source Available for Surgery are our registered trademarks.  Synergetics, the Synergetics’ logo, Photon, Photon I, Photon II, P1, P2, DualWave, COAG, Advantage, Burst, Microserrated, Microfiber, Solution, TruCurve, Directional Laser Probe, I-Pack, Extendable Directional Laser Probe, Inverted Directional Laser Probe, Maxillum, Corona, Syntrifugal, Synerlite, Apex, Synerport, Featherlite, FullView, TruMicro, DDMS, Kryoptonite, Diamond Black, Bullseye, One-Step, Pinnacle, Barracuda, aXcess, Flexx, Lumen, Lumenators, Versa, VersaPACK, Veritas and Vivid product names are our trademarks.  All other trademarks or tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners.

Backlog

     We generally do not maintain a high level of backlog.  As a result, we do not believe that our backlog at any particular time is indicative of future sales levels.

Employees

On July 31, 2011, we had approximately 344 employees, of which 341 were full-time employees. However, a fully staffed operation, including planned replacements, is approximately 360 employees.   From time to time, we retain part-time employees, engineering consultants, scientists and other consultants.  All full-time employees are eligible to participate in our health benefit plan.  None of our employees are represented by a union or covered by a collective bargaining agreement.  We consider our relationship with our employees to be satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information, as of the date of this annual report on Form 10-K, with respect to the executive officers of the Company.

Name	Age	Position(s) with the Company

David M. Hable	56	President, Chief Executive Officer & Director
Kurt W. Gampp, Jr.	51	Executive Vice President, Chief Operating Officer & Director
Jerry L. Malis	79	Executive Vice President, Chief Scientific Officer & Director
Pamela G. Boone	48	Executive Vice President, Chief Financial Officer, Treasurer & Secretary
Michael R. Fanning	45	Vice President of Domestic Sales
Jason J. Stroisch	36	Vice President of International Sales & Marketing

David M. Hable joined the Company as its President, CEO and director in January 2009.  Prior to joining the Company, Mr. Hable served as President and CEO of Afferent Corporation, a venture capital backed medical device company focused on neuro stimulation therapies. Previously, he was Chairman of the Board of ONI Medical Systems, Inc., a developer and marketer of magnetic resonance imaging equipment for extremity applications in non-hospital settings. Mr. Hable also spent over 20 years with Codman, which develops and markets a wide range of diagnostic and therapeutic products for the treatment of central nervous system disorders. Mr. Hable was engaged at Codman in several sales and marketing positions.  From 1998 to 2003, Mr. Hable served as Codman’s Worldwide President leading all functions in the company, both domestically and internationally. Mr. Hable has overall responsibility for the management of the Company.

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

Jerry L. Malis is the Company’s Executive Vice President and Chief Scientific Officer and has served in these positions and as director since 2005. Immediately prior to the consummation of the merger with Valley Forge, Dr. Malis served as Valley Forge’s Chief Executive Officer, President and Chairman of the Board of Valley Forge. He has published over 50 articles in the biological science, electronics and engineering fields, and has been issued ten United States patents. Dr. Malis coordinates and supervises the scientific developments of the Company’s electrosurgery products.

Pamela G. Boone joined the Company as its Chief Financial Officer in May 2005. Prior to this, Ms. Boone served as Vice President and Chief Financial Officer of Maverick Tube Corporation (“Maverick”) from 2001 until January 2005 and as Vice President, Treasurer and acting Chief Financial Officer until May 2005. Maverick, a Missouri-based company, was a leading North American producer of welded tubular steel products used in energy and industrial applications. From 1997 to 2001, Ms. Boone served as Maverick’s Corporate Controller.  Ms. Boone coordinates and supervises the financial, accounting, human resources and information technology of the Company.

Michael R. Fanning joined the Company as a territory manager in June 2003.  He was promoted to National Sales Manager in May 2006 and became Vice President of Domestic Sales in April 2009.  Prior to this, Mr. Fanning worked for GE Capital for over ten years.  Mr. Fanning coordinates and supervises the domestic sales operations of the Company.

Jason J. Stroisch joined the Company in the Engineering division in September 1995.  In his sixteen years with the Company, Mr. Stroisch has had increasing levels of responsibility within the organization, including International Product Manager, International Sales Manager and Vice President of Ophthalmic Sales.  In April 2009, he was promoted to Vice President of International Sales and Marketing.  Mr. Stroisch coordinates and supervises the international sales operations and the marketing efforts of the Company.

Available Information

     We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through our internet website at www.synergeticsusa.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Special Note Regarding Forward-Looking Information

      The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC and in our reports and presentations to stockholders or potential stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors.”

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

We are exposed to risks associated with the prolonged world-wide economic slowdowns and related political uncertainties.

     We are subject to macro-economic fluctuations in the United States, the countries of Europe and the economies of other countries throughout the world.  Concerns about consumer and investor confidence, volatile corporate profits, reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could cause a slowdown in customer orders or cause customer order cancellations.  In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad.

     Recent macro-economic issues involving the broad financial markets, including the European economy, the housing and credit system and general liquidity issues in the securities markets have negatively impacted the economy and may have negatively affected our growth, and such issues may continue to affect growth in the future.  In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results.  Although purchases of our products are not often discretionary, the lack of health care insurance may cause some procedures to be delayed or postponed as long as possible.  If the economic climate deteriorates further, some follow-on effects could impact our business, including insolvency of key suppliers resulting in product delays, delays in customer payments of outstanding accounts receivable and customer insolvencies, counterparty failures negatively impacting our operations and increased expense or inability to obtain future financing.  We believe these issues have impacted the sales of our capital equipment during the fiscal year ended July 31, 2011.

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

     Medical device companies are subject to rigorous regulation, including by the FDA and numerous other federal, state and foreign governmental authorities.  These authorities and members of the United States Congress have been increasing their scrutiny of our industry.  In addition, certain states have recently passed or are considering legislation restricting our interactions with health care providers and requiring disclosure of payments to them.  Also, while recent case law has clarified that the FDA’s authority over medical devices preempts state tort laws, legislation has been introduced at the Federal level to allow state intervention.  We anticipate that the government will continue to closely scrutinize our industry, and additional regulations by governmental authorities may increase compliance costs, exposure to litigation and other adverse effects to our operations.

A significant part of our neurosurgical products sales comes from two customers, which makes us vulnerable to the loss of those customers.

During the fiscal year ended July 31, 2011, revenue from sales of our bipolar electrosurgical generators, disposable bipolar forceps, cord tubing sets, exclusivity and royalty payments from Codman represented approximately 18.8 percent of the Company’s total net sales.  Under our existing agreement with Codman, it distributes the electrosurgical generators on an exclusive basis.  Our existing agreement with Codman will expire by its own terms on December 31, 2011 and may renew for an additional three-year period.  We continue to develop new generators and additions to the disposable forceps line which will expand their reach to additional markets.

In addition, revenue from the sales of our pain control generators, the ultrasonic aspirator tips and accessories by Stryker accounted for 13.8 percent of the Company’s total net sales for fiscal 2011.  Under our existing agreements with Stryker, it distributes the pain control generator and ultrasonic aspirator tips on an exclusive basis.  The pain control generator agreement expires on December 31, 2015, and the ultrasonic aspirator tip agreement expires on March 31, 2014.  We continue to develop new ultrasonic tips for Stryker which will expand their reach to additional markets.

If any of our single source suppliers were to cease providing components, we may not be able to produce certain products.

Our products are assembled from raw materials and components supplied to us by third parties.  Most of the raw materials and components used in the manufacturing of our products are available from more than one supplier.  For some components, there are relatively few alternate sources of supply.  However, we rely upon single source suppliers or contract manufacturers for a small portion of our disposable product line and for several key components of our PhotonTM light sources and our electrosurgical generators.  Our profit margins and our ability to develop and deliver products on a timely basis may be adversely affected by the lack of alternative supply in the required timeframe.

The recent U.S. healthcare reform legislation and other healthcare regulatory changes could adversely affect our revenue and financial condition.

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the "Healthcare Reform Acts"). Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans. Many of the significant changes in the health care industry resulting from the enactment of the Healthcare Reform Acts do not take effect until 2014, including a requirement that most Americans carry health insurance. We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Healthcare Reform Acts could affect us adversely. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. Beginning in 2013, each medical device manufacturer will have to pay a tax in an amount equal to 2.3 percent of the revenue realized from the sale of its medical devices in the United States. We manufacture and sell devices that will likely be subject to this tax.  We could be adversely affected by, among other things, changes in the delivery or pricing of, or reimbursement for medical devices.

     Changes in government legislation or regulation, trends toward managed care, health care cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies.  These trends that could adversely affect the sale or the prices of our products.

For example:

●
There has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing their products or demand discounts on our prices.

●
Major third-party payers of hospital services, including Medicare, Medicaid and private health care insurers, are currently scrutinizing and challenging the coverage of new products and the level of reimbursement for covered products that could create downward price pressure on our products.

●
Recently, there has been a Medicare-provided incentive for surgeons to move certain procedures from hospitals to ambulatory surgical centers, which may impact the demand for and distribution of our surgical products.

●	Numerous legislative proposals have been adopted which will result in major reforms in the United States health care system that could have an adverse effect on our business.

●	There is economic pressure to contain health care costs in international markets.

●	There have been initiatives by third-party payers to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

Both the pressures to reduce prices for our products and the potential decrease in the size of the market as a result of these trends could adversely affect revenue and profitability.

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

Products under development are subject to FDA approval or clearance prior to commercial use.  The process of obtaining necessary FDA approvals or clearances is not only costly but can potentially take years and the outcome may be uncertain.  Our inability to obtain required regulatory approval or clearance in a timely manner could harm our business.  Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed.  Additional studies may be required to gain approval or clearance for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product.

Furthermore, an additional risk relates to the regulatory classification of new products or proposed new uses for existing products.  With each application, we are required to make a judgment about the appropriate form and content of the application.  If the FDA disagrees with our judgment in any particular case and, for example, requires us to file a PMA rather than allowing us to market for approved uses while we seek broader approvals or requires extensive additional clinical data, the time and expense required to obtain the approval might be significantly increased or approval might not be granted.  Approved and cleared products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation and labeling and promotion of medical devices.

There can be no assurance that we will be able to obtain necessary clearances or approvals to market any new products, or existing products for new intended uses, on a timely basis, if at all.

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

The FDA and non-U.S. regulatory authorities require that our products be manufactured according to rigorous standards.  These regulatory requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand.  If we change our approved manufacturing process, the FDA may need to review the process before it may be used.  Failure to comply with applicable regulatory requirements discussed throughout this Annual Report on Form 10-K could subject us to enforcement actions, including:

●	warning letters;

●	fines, injunctions and civil penalties against us;

●	recall or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of our production;

●	refusing our requests for premarket clearance or approval of new products;

●	withdrawing product approvals already granted; and

●	criminal prosecution.

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

Market acceptance of our products depends on many factors, including our ability to:

●	convince distributors and customers that our technology is an attractive alternative to other technologies;

●	manufacture products in sufficient quantities and at acceptable costs; and

●	supply and service sufficient quantities of our products directly or through marketing alliances

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

Demand for our products may change because of evolving customer needs, the introduction of new products and technologies, the discovery of cures for certain medical problems, including pharmacology, evolving surgical practices and evolving industry standards.  Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time causing our sales and operating results to suffer.  The success of our new products will depend on several factors, including our ability to:

●	properly identify and anticipate customer needs;

●	obtain regulatory approval for new products;

●	achieve positive clinical outcomes;

●	commercialize new products in a cost-effective and timely manner;

●	manufacture and deliver products in sufficient volumes on time;

●	differentiate our products from those of our competitors;

●	satisfy the increased demands by health care payers, providers and patients for lower-cost procedures and shorter hospital stays and recovery times;

●	innovate and develop product designs and surgical techniques; and

●	provide adequate medical and/or customer education relating to new products and attract key surgeons to advocate these new products.

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

     Quality is extremely important to us and our customers due to the serious and costly consequences of product failure.  Our quality certifications are critical to the marketing success of our goods and services.  If we fail to meet these standards, our reputation could be damaged, we could lose customers and our revenue could decline.  Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision engineered components, sub-assemblies and finished devices from multiple materials.  If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality products will be harmed, our competitive advantage could be damaged and we could lose customers and market share.

Our operating results may fluctuate.

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include, but are not limited to:

●	general economic uncertainties and political concerns;

●	timing of customer capital availability and customer budgets for general expenditures;

●	receipt of necessary regulatory approvals;

●	the introduction of new products or product lines;

●	product modifications;

●	the level of market acceptance of new products;

●	the timing of R&D and other expenditures;

●	timing of the receipt of orders from, and product shipments to, distributors and customers;

●	changes in the distribution arrangements for our products;

●	manufacturing or supply delays;

●	the time needed to educate and train additional sales and manufacturing personnel;

●	costs associated with product introductions;

●	costs associated with defending our intellectual property; and

●	product returns.

Our intellectual property rights may not provide meaningful commercial protection for our products, which could adversely affect our ability to compete in the market.

Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets.  We own patents that cover significant aspects of our products.  Certain patents of ours have expired and others will expire in the future.  In addition, challenges may be made to our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable.  Competitors may develop products similar to ours that our patents do not cover.  In addition, our current and future patent applications may not result in the issuance of patents in the United States or non-U.S. countries.  Further, there is a substantial backlog of patent applications in the U.S. Patent and Trademark Office (“PTO”), and the approval or rejection of patent applications may take several years.  We may become subject to patent infringement claims or litigation or interference proceedings declared by the U.S. PTO to determine the priority of invention.

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

Our future success depends upon the continued service of key management, technical sales and other critical personnel, including Messrs. Hable, Gampp, Malis, Fanning and Stroisch and Ms. Boone, our Chief Executive Officer, our Chief Operating Officer, our Chief Scientific Officer, our Vice President of Domestic Sales, our Vice President of International Sales and Marketing and our Chief Financial Officer, respectively.  We maintain key person life insurance for Messrs. Hable, Gampp and Malis.  Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them.  The loss of any key employee could result in a disruption to our operations and could materially harm our business.  In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

We plan to expand our international sales and distribution operations, and the success of our international operations is subject to significant uncertainties.

We believe that we must expand our international sales and distribution operations to have continued growth. In fiscal 2011, our sales to countries outside the U.S. represent approximately 30 percent of our total sales.  In addition, we believe a similar proportion of products sold to marketing and OEM partners in the U.S. are distributed by these partners to their non-U.S. affiliates.  We expect to sell an increasing portion of our products to customers overseas.  In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

●	difficulties and costs of staffing and managing international operations;

●	fluctuations in currency exchange rates;

●	unexpected changes in international or local market regulatory requirements, including imposition of currency exchange controls;

●	longer accounts receivable collection cycles;

●	import or export licensing requirements;

●	potentially adverse tax consequences;

●	political and economic instability;

●	obtaining regulatory approvals for our products;

●	end-market and/or regional competition that may have competitive advantages;

●	potentially reduced protection for intellectual property rights; and

●	subjectivity of non-U.S. laws.

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

We seek to acquire additional businesses or product lines for strategic reasons, including adding new products, new customers and increasing penetration with existing customers, adding new manufacturing capabilities or expanding into new geographic markets.  Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing.  If we were to complete additional acquisitions, we may also experience:

●	difficulties integrating any acquired products into our existing business;

●	delays in realizing the benefits of the acquired products; or

●	diversion of our management’s time and attention to ongoing business.

The market price of our stock may be highly volatile.

The market price of our common stock could fluctuate substantially due to a variety of factors, including:

●	our ability to successfully commercialize our products;

●	the execution of new agreements and material changes in our relationships with companies with whom we contract;

●	quarterly fluctuations in results of operations;

●	announcements regarding technological innovations or new commercial products by us or our competitors or the results of regulatory filings;

●	market reaction to trends in sales, marketing and R&D and reaction to acquisitions;

●	sales of common stock by existing shareholders;

●	changes in key personnel;

●	economic and political conditions, including worldwide geopolitical events; and

●	fluctuations in the United States financial markets.

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

     Our facilities could be subject to catastrophic loss such as fire, flood, tornados or earthquake. A substantial portion of our R&D and manufacturing activities, our corporate headquarters and other critical business operations are located near major earthquake faults in O’Fallon, Missouri. We maintain property and business interruption coverages at levels we have determined are reasonable.  Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expense to repair and replace our facilities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary office and manufacturing operations are conducted in a 60,000 square foot building owned by our wholly owned subsidiary, Synergetics Development Company, LLC, a Missouri limited liability company.  The facility is located in O’Fallon, Missouri, approximately 25 miles west of St. Louis, Missouri.  We also lease approximately 10,000 square feet of additional space adjacent to our headquarters in O’Fallon, Missouri pursuant to a lease that expires on February 29, 2016.  The additional space houses the Advanced Technology R&D Group and Medimold LLC.

We also lease 13,500 square feet of office, assembly and manufacturing space in King of Prussia, Pennsylvania, which serves as office, engineering, and manufacturing space.  The lease for this facility expires on October 31, 2012.

We believe that these facilities are suitable and adequate for our operations.  Given our lean manufacturing initiative, we believe that we have the ability to generate additional production capacity using our existing manufacturing facilities.

Item 3. Legal Proceedings

From time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of July 31, 2011, the Company has no litigation reserve recorded.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on The NASDAQ Capital Market under the ticker symbol “SURG.”  The table below sets forth the range of high and low sales prices per share of the Company’s common stock as reported by The NASDAQ Capital Market for each of the quarterly periods within the fiscal years ended July 31, 2011 and 2010.  None of the prices shown reflect retail mark-ups, mark-downs or commissions.  For current price information, you are urged to consult publicly available sources.

	High	Low
Year ended July 31, 2010
Quarter ended October 31, 2009	$1.83	$1.15
Quarter ended January 31, 2010	$1.63	$1.19
Quarter ended April 30, 2010	$3.19	$1.15
Quarter ended July 31, 2010	$3.02	$2.27

Year ended July 31, 2011
Quarter ended October 31, 2010	$3.69	$2.23
Quarter ended January 31, 2011	$5.14	$3.20
Quarter ended April 30, 2011	$6.01	$4.65
Quarter ended July 31, 2011	$5.86	$5.01

The number of shareholders of Synergetics USA, Inc. as of October 3, 2011, was approximately 4,424.

The Company has not paid a dividend to holders of its common stock since 1996.  We currently intend to retain earnings to finance growth and development of our business and do not anticipate paying cash dividends in the near future.  Our revolving credit facility restricts the payment of dividends, if, following the distribution, the fixed charge coverage ratio would fall below the required minimum ratio.

STOCK PERFORMANCE GRAPH

The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

The graph below compares the cumulative total stockholder return on an investment in our common stock, and the stocks of The NASDAQ Composite Stock Market and an index of a peer group of medical companies selected by the Company (the “Peer Group”) for the five-year period ended July 31, 2011.  The Peer Group is composed of six small companies with sales ranging from approximately $24 million to $91 million and whose primary business is medical devices: Bovie Medical Corporation, Endologix, Inc., Iridex, STAAR Surgical Company, Stereotaxis, Inc. and Vascular Solutions, Inc. The graph assumes the value of an investment of $100 in the common stock of each group or entity at August 1, 2006 and that all dividends were reinvested.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  The statements of income data for the years ended July 31, 2011, 2010 and 2009 and the balance sheet data as of July 31, 2011 and 2010 have been derived from audited consolidated financial statements of the Company included elsewhere in this report.  The consolidated statements of income for the year ended July 31, 2008 and 2007 and the balance sheets data as of July 31, 2009, 2008 and 2007 have been derived from audited consolidated financial statements that are not included in this report.  The historical results are not necessarily indicative of the results of operations to be expected in the future.

	For the Fiscal Years Ended July 31,
	2011	2010	2009*	2008	2007
	(in thousands, except per share data)
Statements of Income Data:
Sales	$55,845	$52,075	$52,965	$50,063	$45,945
Cost of sales	23,121	22,166	23,550	20,101	18,943
Gross profit	32,724	29,909	29,415	29,962	27,002
Operating income	8,292	6,040	3,125	5,208	1,518
Net income	5,633	5,733	1,595	2,663	845
Earnings per common share – Basic	$0.23	$0.23	$0.07	$0.11	$0.03
Earnings per common share –Diluted	$0.23	$0.23	$0.07	$0.11	$0.03

*     In the fourth quarter of fiscal 2009, the Company recorded an adjustment of approximately $975,000 or approximately $0.03 earnings per share, net of tax, primarily due to excess and discontinued inventory which was either contributed to a charitable organization or was discarded.

	As of Fiscal Years Ended July 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents	$18,399	$18,669	$160	$500	$167
Current assets	43,817	41,066	25,358	24,549	24,010
Total assets	81,310	73,095	58,080	58,396	58,616
Current liabilities	12,586	6,349	11,948	11,865	13,657
Long-term liabilities	18,060	22,520	8,002	10,174	11,524
Retained earnings	24,952	19,319	13,586	11,991	9,328
Stockholders’ equity	50,664	44,226	38,130	36,357	33,435

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly referred to as MD&A, is intended to help the reader understand Synergetics USA, its operations and its business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated audited financial statements and accompanying notes.  This overview summarizes the MD&A, which includes the following sections:

●	Our Business — a general description of the key drivers that affect our business and the industries in which we operate.

●	Our Business Strategy — a description of the strategic initiatives on which we focus and the goals we seek to achieve.

●	Results of Operations — an analysis of the Company’s results of operations for the three years presented in our financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, currency exchange and an overview of our financial position.

●	Contractual Obligations — an analysis of contracts entered into in the normal course of business that will require future payments.

●
Use of Estimates and Critical Accounting Policies — a description of critical accounting policies including those that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Our Business

The Company is a medical device company.  Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative surgical devices and consumables of the highest quality in order to assist and enable surgeons who perform surgery around the world to provide a better quality of life for their patients.  The Company’s primary focus is on the surgical disciplines of ophthalmology (vitreoretinal) and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered disposable and reusable devices, procedural kits and the delivery of laser energy, ultrasound, electrosurgery, aspiration, illumination and irrigation, often delivered in multiple combinations.  Enterprise-wide sales information is included in Note 15 to the consolidated audited financial statements.

New Product Sales

The Company’s business strategy has been, and is expected to continue to be, the development, manufacture and marketing of new technologies for the ophthalmic (vitreoretinal) and neurosurgical markets.  New products, which management defines as products first available for sale within the prior 24-month period, accounted for approximately $4.5 million, or 8.0 percent, of total sales for the Company for fiscal 2011.  For fiscal 2010, new products accounted for approximately $2.0 million, or 3.8 percent, of total sales for the Company.  These new product sales were primarily in our disposable products both in the ophthalmic and marketing partners’ markets.  The Company’s past revenue growth has been closely aligned with the adoption by surgeons of new technologies introduced by the Company.  We expect adoption rates for the Company’s new products in the future to have a positive effect on its operating performance.

Demand Trends

The Company’s sales increased 7.2 percent during the fiscal year ended July 31, 2011 (including $1.0 million of deferred revenue recognized) compared with the previous fiscal year.  The two most significant factors impacting this increase were a $2.9 million increase in ophthalmic sales and a $2.1 million increase in OEM sales.  The increased sales were partially offset by a $1.4 million decrease in our neurosurgery sales due to the transition of the majority of our direct neurosurgery product sales to our marketing partners. The largest portion of this decline can be attributed to the loss of $1.1 million of Omni® capital equipment that was included in our direct neurosurgery sales and which the Company no longer sells. Overall sales of our disposable products grew $5.0 million, or 12.6 percent, in fiscal 2011 as compared to fiscal 2010.  Sales of capital equipment, including the sales of Omni® capital equipment, declined by approximately $2.3 million, or 19.0 percent, in fiscal 2011 as compared to fiscal 2010. The downward trend, after excluding the loss of the Omni® ultrasonic aspirator sales, is a result of hospitals tightly controlling their capital budgets.

A study performed by Market Scope in February 2011 predicts a steady growth of 3.6 percent per year in retinal procedures worldwide driven by an increase in the elderly population worldwide, an increase in the number of surgeons, an increase in the number of diseases treated with vitrectomy and an increase in frequency of diabetic complications due to the obesity epidemic.   We estimate that the vitreoretinal market grew approximately seven percent to $935 million in 2011.

Neurosurgical procedures on a global basis continue to rise at an estimated 2 to 3 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. Based upon this growth in procedures, sales of neurosurgical products worldwide are forecasted to increase by approximately 4 percent.

In addition, the Company believes that the demand for high quality, innovate products and new technologies consistent with the Company’s devices and disposables will continue to favorably impact procedure growth in the ophthalmic and neurosurgical markets.

Pricing Trends

The Company has generally been able to maintain the average selling prices for its products in the face of downward pricing pressure in the healthcare industry. However, increased competition in the Company’s capital equipment market segments, in combination with customer budget constraints, capital scarcity and the transition of procedures to the ambulatory surgery center, has the potential to negatively impact the Company’s selling prices on these devices. The Company has no major domestic group purchasing agreements.

Economic Trends

Economic conditions may continue to negatively impact capital expenditures at the hospital, ambulatory surgical center and physician level. Further, global economic conditions continue to negatively impact the volume and average selling price of the Company’s capital equipment.

Our Business Strategy

The Company’s key strategy is to enhance shareholder value through profitable revenue growth in ophthalmology and neurosurgery markets through the identification and development of reusable and disposable devices in conjunction with leading surgeons and marketing partners and to build out a strong operational infrastructure and financial foundation within which prudently financed growth opportunities can be realized and implemented.  At the same time, we will maintain vigilance and sensitivity to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest.  In fiscal 2012, our primary strategic priorities are to drive the Company onto a different growth trajectory by introducing new products and to continue to enhance the profitability of our operational platform by focusing on manufacturing efficiencies.  For additional detail on the Company’s Strategy, see Part I, Item 1, “Business – Strategy.”

Results of Operations

Year Ended July 31, 2011 Compared to Year Ended July 31, 2010

Net Sales

The following table presents net sales by category (dollars in thousands):

	Fiscal Year Ended July 31,
	2011	2010	% Increase (Decrease)
Ophthalmic	$34,547	$31,689	9.0%
Direct Neurosurgery	1,571	8,175	(80.8%)
Marketing Partners	9,448	4,204	124.7%
Total Neurosurgery	11,019	12,379	(11.0%)
OEM	10,007	7,878	27.0%
Other	272	129	110.9%
Total	$55,845	$52,075	7.2%

Ophthalmic sales grew 9.0 percent in fiscal 2011 compared to fiscal 2010. Domestic ophthalmic sales increased 4.5 percent and international ophthalmic sales increased 14.6 percent primarily due to sales of disposable products.

Direct neurosurgery sales fell $6.6 million, or 80.8 percent, to $1.6 million in fiscal 2011 compared with fiscal 2010. This decline in neurosurgery sales was the result of the transition of the majority of our direct neurosurgery product sales to Codman and Stryker under new marketing partner agreements during fiscal 2010. New sales to our domestic marketing partners comprised $9.4 million of sales in fiscal 2011, partially offsetting the loss in neurosurgery sales. Total neurosurgery sales, including sales to marketing partners, declined $1.4 million in fiscal 2011, or 11.0 percent.  The largest portion of this decline can be attributed to the loss of $1.1 million of Omni® capital equipment that was included in our direct neurosurgery sales and which the Company no longer sells. Total traditional OEM sales increased 27.0 percent to $10.0 million in fiscal 2011 compared with $7.9 million in fiscal 2010 (including $1.0 million of deferred revenue recognized).

    Overall sales of our disposable products grew $5.0 million, or 12.6 percent, in fiscal 2011 as compared to fiscal 2010.  Sales of capital equipment, including the sales of Omni® capital equipment, declined by approximately $2.3 million, or 19.0 percent, in fiscal 2011 compared to fiscal 2010. The downward trend, after excluding the loss of the Omni® ultrasonic aspirator sales, is a result of hospitals tightly controlling their capital budgets.

The following table presents domestic and international net sales (dollars in thousands):

	Year Ended July 31,

	2011	2010	% Increase
United States (including sales to marketing partners)	$39,185	$35,417	10.6%
International (including Canada)	16,660	16,658	0.0%
Total	$55,845	$52,075	7.2%

Domestic sales increased 10.6 percent in fiscal 2011 due to increases in ophthalmic, OEM and marketing partner sales which are all, except for ophthalmic, recorded as domestic sales.  The increase in international ophthalmology sales of 14.6 percent was offset by the decline in international neurosurgery sales in fiscal 2011 due to the shift in sales from direct international neurosurgery sales to our marketing partners, as these sales are included in domestic revenue.

Gross Profit

Gross profit as a percentage of net sales was 58.6 percent in fiscal 2011, compared to 57.4 percent in fiscal 2010.  Gross profit as a percentage of net sales for fiscal 2011 compared to fiscal 2010 increased 1.2 percentage points due to the improved margins on our ophthalmology products and recognition of deferred revenue from our OEM partners, partially offset by the margin impact of the transition of the majority of our direct neurosurgery sales to our marketing partners.  The Company continues to realize incremental savings from the lean manufacturing initiative and will continue to develop its internal resources to expand the lean initiative throughout the entire organization.

Operating Expenses (dollars in thousands)

	Fiscal Year Ended July 31,
	2011		2010
	$’s	% of Sales	$’s	% of Sales
R&D costs	$3,713	6.6%	$3,008	5.8%
Selling expenses	11,474	20.5%	11,958	23.0%
General and administrative	9,245	16.6%	8,903	17.1%

R&D costs increased $705,000 to $3.7 million for fiscal 2011 when compared to fiscal 2010.  As of July 31, 2011, there were 28 active, major projects in various stages of completion.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers, and reflects the Company’s R&D budget.  This results in an investment rate that is comparable to such spending by other medical device companies.  The Company expects over the next few years to invest in R&D at a rate of approximately 7 percent of net sales.

Selling expenses, which consist of salaries, commissions and direct expenses, decreased $484,000 to $11.5 million, or 20.5 percent of sales, for the fiscal year ended July 31, 2011, compared to $12.0 million, or 23.0 percent of net sales, for the fiscal year ended July 31, 2010.  The decrease in sales and marketing as a percentage of net sales was primarily due to the elimination of our neurosurgery sales force as of July 31, 2009 as the residual cost was eliminated throughout fiscal 2010.

General and administrative (“G&A”) expenses increased by approximately $342,000 during the fiscal year ended July 31, 2011 and as a percentage of net sales were 16.6 percent for the fiscal year ended July 31, 2011 as compared to 17.1 percent for the fiscal year ended July 31, 2010.  The increase in G&A expenses was primarily due to additional employees required to manage the implementation of our lean manufacturing initiative and quality improvement initiatives.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award calculated using the Black-Scholes option pricing model, and is recognized over the directors’ and employees’ requisite service period.  The Company will continue to grant options to its independent directors and officers but uses restricted stock to provide incentive compensation for its non-officer employees.  As of July 31, 2011, the future compensation cost expected to be recognized is approximately $129,000 in fiscal 2012, $68,000 in fiscal 2013, $68,000 in fiscal 2014, $56,000 in fiscal 2015 and $20,000 in fiscal 2016.  However, the major portion of our stock compensation cost arises from our stock option grants to our directors, which is recognized pro-ratably over the year as the options vest.  As of July 31, 2011, there was approximately $409,000 of total unrecognized compensation cost related to non-vested, restricted-stock based compensation arrangements granted under a stock option plan adopted by Valley Forge in 2001.  The cost is expected to be recognized over a weighted average period of four years, which is generally the vesting period.

Other Income/Expense

Other expense in fiscal 2011 increased to $213,000 compared to income of $2.8 million in fiscal 2010. The increase was primarily due to the one-time impact of the $817,000 gain from sale of the Omni® product line to Stryker and the $2.4 million in settlement gain from Alcon which both occurred in fiscal 2010. Interest expense decreased to $289,000 in fiscal 2011 as the Company was able to pay off the remaining bond on the O’Fallon, Missouri facility and further reduce its other debt.  In addition, the Company recorded a $99,000 loss on the sale of the Omni® product line to Stryker as certain receivables were deemed to be uncollectible due to the change in the distribution model.

Operating Income, Income Taxes and Net Income

Operating income for fiscal 2011 was $8.3 million, as compared to operating income of $6.0 million in the comparable 2010 fiscal period. The increase in operating income was primarily the result of a 7.2 percent increase in net sales (including $1.0 million of deferred revenue recognized) partially offset by a 4.3 percent increase in cost of goods sold for a net increase in gross profit of $2.8 million.  In addition, operating income was favorably impacted in fiscal 2011 by a decrease of $484,000 in selling expenses offset by a $705,000 and $342,000 increase in R&D and G&A costs, respectively.

For the fiscal year ended July 31, 2011, the Company recorded a $2.4 million income tax provision on a pre-tax income of $8.1 million, or 30.3 percent effective tax rate.  For the fiscal year ended July 31, 2010, the Company recorded a $3.1 million income tax provision on pre-tax income of $8.8 million, or 35.0 percent effective tax rate.  The Company’s effective tax rate decreased for the fiscal year ended July 31, 2011 due to the re-enactment of the R&D tax credit, the increase in the domestic production deduction from 6 percent to 9 percent and approximately $100,000 of R&D tax credit from the prior year as this credit was re-enacted during the second quarter of fiscal 2011.  The R&D credit from the prior year was for the period that the credit was expired (i.e. from January 1, 2010 through July 31, 2010), and the Company could not accrue the benefits the credit afforded.

Net income decreased by $100,000 to $5.6 million for the fiscal year ended July 31, 2011 from $5.7 million for the same period in fiscal 2010.  Basic and diluted earnings per share for the fiscal year ended July 31, 2011 remained flat at $0.23 when compared to the fiscal year ended July 31, 2010.  Basic weighted average shares outstanding increased from 24,618,403 at July 31, 2010 to 24,901,832 at July 31, 2011.

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

Ophthalmic sales grew 5.7 percent in fiscal 2010 compared to fiscal 2009. Domestic ophthalmic sales decreased 1.9 percent, while international ophthalmic sales increased 16.9 percent primarily due to sales of disposable products. Direct neurosurgery sales fell $5.8 million, or 41.5 percent, to $8.2 million in fiscal 2010 compared with fiscal 2009. This decline in neurosurgery sales was the result of the transition of the majority of our direct neurosurgery sales to Codman and Stryker under new marketing partner agreements during fiscal 2010. New sales to our domestic marketing partners comprised $4.2 million of sales in fiscal 2010, partially offsetting the loss in neurosurgery sales. Total neurosurgery sales, including sales to marketing partners, declined $1.6 million in fiscal 2010, or 11.4 percent, as compared to fiscal 2009. Total OEM sales fell 7.7 percent in fiscal 2010 to $7.9 million compared with $8.5 million in fiscal 2009.

The two most significant factors impacting the decrease in our sales during fiscal 2010 were the transition of the majority of our direct neurosurgery sales to our marketing partners which resulted in a $1.6 million decrease in our net sales and the significant decline in our capital equipment sales of approximately $3.4 million, or 22.1 percent, in fiscal 2010, which came from hospitals tightly controlling their capital budgets during the fiscal year. These decreases were primarily offset by the growth in our disposable product sales of $2.5 million, or 6.7 percent.

The following table presents domestic and international net sales (dollars in thousands):

	Fiscal Year Ended July 31,
	2010	2009	% Decrease

United States (including sales to marketing partners)	$35,417	$36,047	(1.7)%
International (including Canada)	16,658	16,918	(1.5)%
Total	$52,075	$52,965	(1.7)%

Domestic and international sales decreased 1.7 and 1.5 percent, in fiscal 2010 as compared to fiscal 2009, respectively. In fiscal 2010, sales of domestic ophthalmology decreased 1.9 percent, while international ophthalmology sales increased 16.9 percent. Domestic neurosurgery sales decreased 38.4 percent and international neurosurgery sales decreased 47.4 percent in fiscal 2010 as compared to fiscal 2009. Sales to our marketing partners represented $4.2 million in sales during fiscal 2010, partially offsetting the loss of neurosurgery sales.

Gross Profit

Gross profit as a percentage of net sales was 57.4 percent in fiscal 2010, compared to 55.5 percent in fiscal 2009. Gross profit as a percentage of net sales for fiscal 2010 compared to fiscal 2009 increased approximately 2.0 percentage points. There were several factors which impacted the gross profit margin increase in fiscal 2010: the elimination of a non-recurring $826,000 fourth quarter write-off in fiscal 2009 of inventory primarily due to excess and discontinued inventory and improved absorption of both labor and overhead deriving from our lean manufacturing initiative, partially offset by the change in our sales mix arising from the increase in our international ophthalmic sales and from transitioning the majority of our neurosurgery product sales to our marketing partners.

Operating Expenses (Dollars in thousands)
	Fiscal Year Ended July 31,
	2010		2009
	$’s	% of Sales	$’s	% of Sales
R&D costs	$3,008	5.8%	$2,998	5.7%
Selling expenses	11,958	23.0%	14,262	26.9%
G&A expenses	8,903	17.1%	9,030	17.0%

R&D costs remained flat at $3.0 million, or 5.8 percent of sales, for fiscal 2010 when compared to fiscal 2009. As of July 31, 2010, there were 23 active, major projects in various stages of completion.

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

G&A expenses decreased by $127,000 during the fiscal year ended July 31, 2010 and as a percentage of net sales were 17.1 percent for the fiscal year ended July 31, 2010 as compared to 17.0 percent for the fiscal year ended July 31, 2009. The Company’s legal expenses decreased by $391,000 during the fiscal year ended July 31, 2010 compared to the fiscal year ended July 31, 2009 primarily due to elimination of the cost associated with the Alcon patent and trademark infringement lawsuit. The legal expense decrease was partially offset by various other increases.

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

Operating Income, Income Taxes and Net Income

Operating income for fiscal 2010 was $6.0 million, as compared to operating income of $3.1 million in the comparable 2009 fiscal period. The increase in operating income was primarily the result of a 1.7 percent decrease in net sales offset by a 5.9 percent decrease in cost of goods sold for a net increase in gross profit of $494,000. In addition, operating income was favorably impacted in fiscal 2010 by a decrease of $2.3 million in selling expenses and a $127,000 decrease in G&A costs, partially offset by a slight increase in R&D costs.

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

Liquidity and Capital Resources

The Company had $18.4 million in cash and cash equivalents and total interest-bearing debt of $1.1 million as of July 31, 2011.

Working capital, including the management of inventory and accounts receivable, is a management focus. At July 31, 2011, the Company had an average of 73 days of sales outstanding (“DSO”) in accounts receivable.  The 73 DSO at July 31, 2011 was 10 days higher when compared to July 31, 2010 and 2009 utilizing the trailing twelve months of sales. The increase in the DSO is due to the Company’s fourth quarter sales in fiscal 2011 represented 28.3 percent of total sales for the year as compared to fiscal 2010 when fourth quarter sales represented 25.1 percent of total sales for the year.

At July 31, 2011, the Company had 196 days of inventory on hand.  The inventory on hand was unchanged when compared to July 31, 2010 and 37 days favorable to July 31, 2009 utilizing the trailing twelve months of cost of sales.  Although management attained its goal of reducing inventory to $13 million in the fiscal year ended July 31, 2010, it has since raised inventory levels to what it believes is sufficient to support new product launches and to support service level goals.

Cash flows provided by operating activities were $4.8 million for the year ended July 31, 2011, compared to cash flows provided by operating activities of approximately $27.3 million for the comparable fiscal 2010 period.  The decrease of approximately $22.5 million was primarily attributable to the impact of change in the deferred revenue arising from the settlement with Alcon of approximately $19.5 million. In addition, the decrease was attributable to net increases applicable to deferred income taxes of $5.8 million, receivables of $1.9 million, and inventories of $3.5 million.  These decreases were partially offset by net increases applicable primarily to income taxes payable of $6.2 million, $1.0 million increase in accrued expenses, the change in the gain on sale of the Omni® product line of $916,000 and higher prepaid expenses of $239,000.

Cash flows used by investing activities were $2.3 million for the year ended July 31, 2011, compared to cash provided by investing activities of $337,000 for the comparable fiscal 2010 period.  During the year ended July 31, 2011, cash additions to property and equipment were $2.1 million, compared to $1.1 million for fiscal 2010.  Increases in cash additions in fiscal 2011 to property and equipment were primarily due to the purchase of machinery and equipment to meet the increased demand of our marketing partners and the purchase of our new enterprise resource planning system which was implemented on August 1, 2011.  Proceeds from the sale of the Omni® product line were approximately $1.5 million during the fiscal year ended July 31, 2010.

Cash flows used in financing activities were approximately $2.7 million for the year ended July 31, 2011, compared to cash used in financing activities of $9.1 million for the year ended July 31, 2010.  The decrease of $6.4 million was attributable primarily to the decrease in payments on the lines-of-credit of $5.0 million and principal payments on revenue bonds payable and long-term debt of $1.1 million.  The Company paid off its last outstanding revenue bond during fiscal 2011.

The Company had the following committed financing arrangements as of July 31, 2011:

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of July 31, 2011, interest under the facility is charged at 2.19 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at July 31, 2011. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2010, to extend the termination date through November 30, 2011.  The Company expects this credit facility to be renewed.

The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2011, the Company’s leverage ratio was 1.13 times and the minimum fixed charge coverage ratio was 5.33 times. Collateral availability under the line as of July 31, 2011 was approximately $8.6 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest currently at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this line as of July 31, 2011. The equipment line of credit was amended on November 30, 2010 to extend the maturity date to November 30, 2011.  The Company expects this credit facility to be renewed.

     Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital (including taxes due on the Alcon settlement), capital expenditure and debt service needs for the next twelve months.  In addition, the remaining deferred revenue from the Alcon settlement will flow through our statement of income over approximately the next fifteen years.  However, as the cash has already been collected, it will not impact our future liquidity and will reduce our cash flow from operations.

Contractual Obligations

The Company has entered into contracts with various third parties in the normal course of business that will require future payments.  The following illustrates the Company’s contractual obligations as of July 31, 2011:
		Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Malis® Trademark Note Payable (1)	313,000	313,000	—	—	—
Settlement Obligation (2)	800,000	800,000	—	—	—
Operating Leases (3)	859,000	337,000	475,000	47,000	—
Total Contractual Obligations	$1,972,000	$1,450,000	$475,000	$47,000	$--

(1)	Amount represents the expected cash payment on the note payable to the estate of the late Dr. Leonard I. Malis. The note includes interest at an imputed rate of 6.0 percent.

(2)	Amount represents the expected cash payment on the settlement obligation to Iridex. The note includes interest at an imputed rate of 8.0 percent.

(3)
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

Revenue Recognition

The Company primarily records revenue from product sales when the revenue is realized and the product is shipped from its facilities.  This includes satisfying the following criteria: the arrangement with the customer is evident, usually through receipt of a purchase order; the sales price is fixed and determinable; delivery to the carrier has occurred; and collectability is reasonably ensured.  Freight and shipping billed to customers is included in net sales, and the cost of shipping is included in cost of sales.  Sales tax billed to customers is included as a liability as products are shipped.

The terms and conditions of sales to both our domestic and international distributors do not differ materially from the terms and conditions of sales to our domestic and international end-user customers.

     Service revenue substantially relates to repairs of products and is recognized when the service has been completed.  Revenue from royalty fees is recorded as the products bearing the trademark are shipped.

Deferred Revenue

    In December 2010, the Company received a payment from Codman to establish exclusivity on certain generator products and accessories.  Revenue from this payment has been deferred and is being amortized over the expected term of the agreement.

     On April 23, 2010, the Company entered into a Settlement and License Agreement with Alcon  pursuant to which Alcon paid to the Company $32.0 million. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third quarter of fiscal 2010. The remaining $19.0 million has been accounted for as an up-front license fee under the Confidential Settlement and License Agreement and will be deferred and recognized as earned over a period currently estimated to be fifteen years based upon the units expected to be shipped to Alcon under a Supply Agreement entered pursuant to the settlement.  The Company has recognized $696,000 of this revenue as the estimate of these shipments has been revised for the fiscal year ended July 31, 2011.  Significant and unanticipated changes to the forecasted unit volume over the life of the agreement or changes in the expected contribution margins associated with these products could change the timing of the revenue recognized under this agreement.

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, with cost being determined using the first-in, first-out method, or market.  The Company’s inventory is very dynamic and new products are added frequently.  Thus, the Company reviews the valuation of its inventory on a quarterly basis and determines if a valuation allowance is necessary for items that have not had their values updated recently.  In addition, the Company evaluates inventories for excess quantities and identified obsolescence quarterly.  The Company’s evaluation includes an analysis of historical sales levels by product and projections of future demand, as well as estimates of quantities required to support warranty and other repairs.  To the extent that it determines there are some excess quantities based on its projected levels of sales and other requirements, or obsolete material in inventory, it records valuation reserves against all or a portion of the value of the related parts or products.  If future cost valuations, future demand or market conditions are different from the Company’s projections, a change in recorded inventory valuation reserves may be required and would be reflected in cost of sales in the period the revision is made.

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

Allowance for Doubtful Accounts

     The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, the Company records an allowance against amounts due to reduce the net recognized receivable to the amount that management reasonably expects to collect. For all other customers, the Company records allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.  The Company generally does not charge interest on past-due amounts in accounts receivable.  The Company has a history of minimal uncollectible accounts.  If the financial condition of customers or the length of time that receivables are past due were to change, the Company may change the recorded amount of allowances for doubtful accounts in the future.

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

Goodwill

As of July 31, 2011, we have recorded $10.7 million of goodwill.  We perform purchase price allocations including recognition of intangible assets when we make a business combination.  The excess of the purchase price after the allocation of fair values to tangible assets and identifiable intangibles is allocated to goodwill.  We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized and whether the assets have finite or indefinite lives for amortization purposes.  Currently, we have one reporting unit.

We perform our annual impairment test on goodwill in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35.  Absent any impairment indicators, goodwill is tested for impairment on an annual basis.  The Company performs its impairment tests during the fourth fiscal quarter.  Our tests may include three approaches to determine the fair value of our reporting unit.  The first approach is Discounted Cash Flows, which focuses on our expected cash flows available for common equity owners.  Net cash flows to equity is defined as our earnings plus depreciation, amortization and interest expense, or EBITDA, less our estimated usage of cash for debt, capital expenditures and working capital changes.  The resulting net cash flows and the terminal value (our value of invested capital at the end of the five year projection period) are then discounted to derive an indication of the present value of the Company’s invested capital.  Interest-bearing debt is then subtracted to arrive at the Company’s fair value of equity.  This valuation method is dependent upon management’s assumptions made regarding future cash flow and cash requirements and the discount factor used to determine the present value of our future cash flows.  If necessary, we would also analyze two additional valuation methods:  the Guideline Company approach and the Market Capitalization approach.  The Guideline Company approach focuses on comparing the Company to selected reasonably similar, publicly traded companies.  Under this approach, valuation multiples are: (i) derived from operating data of selected similar companies; (ii) evaluated and adjusted based on our strengths and weaknesses relative to this selected group of guideline companies; and (iii) applied to our revenues and EBITDA to arrive at an indication of invested capital.  Interest bearing-debt is subtracted and a control premium and cash balances are added to arrive at the fair value of the Company’s equity.  This valuation approach is dependent upon the assumption that our value can be evaluated by analysis of our earnings and strengths and weaknesses relative to the selected similar companies and an appropriate control premium can be determined.  The Market Capitalization approach focuses on the Company’s market capitalization over a period of time and applies a control premium to arrive at an indication of fair value.  This valuation approach is dependent upon the performance of our stock and the control premiums utilized in acquisitions completed in the healthcare equipment and supplies industry.

The fair value determined under the Discounted Cash Flows methodology in fiscal 2011 resulted in an indication of value which exceeded the book value of the reporting unit by approximately 224 percent.  Significant and unanticipated changes to these assumptions or the Company’s operating performance could require a provision for impairment in a future period.

Other Intangibles

As of July 31, 2011, we have recorded $5.9 million of indefinite-lived intangible assets for the Malis® trademark.  The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark.  The Company intends to use the trademark indefinitely, and therefore, its useful life is not limited to any specific product.  We perform impairment tests on the carrying value of our indefinite-lived intangible assets at least annually at the end of July or sooner if we identify an event suggesting possible impairment of the value of this asset.  We test indefinite-lived intangible assets for impairment using the Discounted Cash Flow methodology, which focuses on our expected cash flows derived from the use of the intangible asset.  With respect to the trademark, the expected cash flows are reduced by the related income taxes and debt.  The indication of value for the trademark exceeds its book value by approximately 38 percent as of July 31, 2011.  Significant and unanticipated changes to either the market for the Malis® branded products or our contract authorizing the use of the Malis® trademark could require a provision for impairment in a future period.

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

Tax Assets and Liabilities

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if its “more likely than not” that some portion or all of the deferred tax asset not be realized.  In our annual evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income in our tax jurisdictions and available tax planning strategies.  If actual results differ from these assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period this determination is made.  At July 31, 2011, we had deferred tax assets related to net foreign operating loss carryforwards with a tax value of $1.9 million.  These net foreign operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred.  The Company has not established a valuation allowance for these deferred tax assets based upon the Company’s ability to use these losses by implementing tax planning strategies, projected future taxable income and the expiration dates of these carryforwards.

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

Stock-Based Compensation

The Company utilizes FASB ASC Topic 718, “Compensation – Stock Compensation” in accounting for its employee stock options.  Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period.  Compensation expense is calculated using the Black-Scholes option pricing model.  Of the inputs into the Black-Scholes option pricing model, the one that can impact the value of the options the most is the volatility factor.  For awards occurring in fiscal year ended July 31, 2011, the Company has utilized a volatility factor of 75.4 percent in this calculation.  In addition, the Company utilized an expected average risk-free interest rate of 3.30 percent, an expected average life of 10 years and no expected dividends.

Recent Accounting Pronouncements

Information about recent accounting pronouncements is included in Note 18 to the consolidated audited financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

    The Company has $18.4 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 70 basis points.  Interest income from these funds is subject to market risk in the form of fluctuations in interest rates.  A reduction in the interest on these funds to 35 basis points would decrease the amount of interest income from these funds by approximately $64,000.

     The Company has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at July 31, 2011, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at July 31, 2011, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these three facilities.

     Additionally, the Company has exposure to non-U.S. currency fluctuations through export sales to international accounts. As only approximately 7 percent of our sales revenue is denominated in non-U.S. currencies, we estimate that a change in the relative strength of the dollar to non-U.S. currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to non-U.S. currency.

Item 8. Financial Statements and Supplementary Data

Financial statements and financial statement schedules specified by this Item, together with the report thereon by UHY LLP, are filed pursuant to Item 15 of this Annual Report on Form 10-K.

Information on quarterly results of operations is set forth in Note 17, “Quarterly Financial Data (Unaudited)” to our consolidated audited financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011.  Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control over Financial Reporting issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation.  Based on its evaluation, management concluded our internal control over financial reporting was effective as of July 31, 2011.

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act of, that occurred during the fiscal quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm — This Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading, “Executive Officers of the Registrant” in Part I, Item I of this Annual Report on Form 10-K is incorporated herein by reference. In addition, certain information required by this Item 10 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference.  The following sections of such proxy materials are herein incorporated by reference:  “Election of Directors,” information regarding the identification of the members of the Audit Committee of the Company included in section “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

During the fourth quarter of fiscal 2011, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

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

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all of our equity compensation plans as of July 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans(Excluding Securities Reflected in the First Column)

Equity Compensation Plans Approved By Security Holders	517,029	$2.68	651,341
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	517,029	$2.68	651,341

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

Item 14. Principal Accountant Fees and Services

Information required pursuant to this Item 14 concerning our principal accountant fees and services will be included in our definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section Proposal 2 – “Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

Schedule II — Valuation Allowances and Qualifying Accounts is included in Note 19 to the consolidated financial statements, which are included following Item 15 of this Annual Report on Form 10-K.  See Index to Financial Statements and Financial Statement Schedules on page F-1 herein.

3.	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(b)	The exhibits filed with this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(c)	None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Synergetics USA, Inc.

We have audited the accompanying consolidated balance sheets of Synergetics USA, Inc. and Subsidiaries as of July 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2011.  Synergetics USA, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergetics USA, Inc. and Subsidiaries as of July 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synergetics USA, Inc. and Subsidiaries’ internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 11, 2011 expressed an unqualified opinion.

/s/ UHY LLP

St. Louis, Missouri
October 11, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Synergetics USA, Inc.

We have audited Synergetics USA, Inc. and Subsidiaries’ internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synergetics USA. Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Synergetics USA, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows of Synergetics USA, Inc. and Subsidiaries and our report dated October 11, 2011 expressed an unqualified opinion.

/s/ UHY LLP
St. Louis, Missouri
October 11, 2011

Synergetics USA, Inc. and Subsidiaries
Consolidated Balance Sheets
July 31, 2011 and 2010
(Dollars in thousands, except share and per share data)

	2011	2010
Assets
Current Assets
Cash and cash equivalents	$18,399	$18,669
Accounts receivable, net of allowance for doubtful accounts of $282 and $282, respectively	11,242	9,056
Inventories	12,423	11,891
Prepaid expenses	961	792
Deferred income taxes	792	658
Total current assets	43,817	41,066
Property and equipment, net	8,964	8,044
Intangible and other assets
Goodwill	10,690	10,690
Other intangible assets, net	11,792	12,353
Deferred income taxes	4,915	--
Patents, net	1,050	870
Cash value of life insurance	82	72
Total assets	$81,310	$73,095
Liabilities and stockholders’ equity
Current Liabilities
Current maturities of long-term debt	$1,053	$1,398
Current maturities of revenue bonds payable	--	116
Accounts payable	1,567	1,800
Accrued expenses	3,193	2,624
Income taxes payable	6,233	11
Deferred revenue	540	400
Total current liabilities	12,586	6,349
Long-Term Liabilities
Long-term debt, less current maturities	--	939
Revenue bonds payable, less current maturities	--	1,612
Deferred revenue	18,060	18,630
Deferred income taxes	--	1,339
Total long-term liabilities	18,060	22,520
Total liabilities	30,646	28,869
Commitments and contingencies (Notes 9 and 16)
Stockholders’ Equity
Common stock at July 31, 2011 and July 31, 2010, $0.001 par value, 50,000,000 shares authorized; 24,970,884 and 24,772,155 shares issued and outstanding, respectively	25	25
Additional paid-in capital	25,598	24,905
Retained earnings	24,952	19,319
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	89	(23)
Total stockholders’ equity	50,664	44,226
Total liabilities and stockholders’ equity	$81,310	$73,095

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended July 31, 2011, 2010 and 2009
(Dollars in thousands, except share and per share data)

	2011	2010	2009
Net sales	$55,845	$52,075	$52,965
Cost of sales	23,121	22,166	23,550
Gross profit	32,724	29,909	29,415
Operating expenses
Research and development	3,713	3,008	2,998
Selling	11,474	11,958	14,262
General and administrative	9,245	8,903	9,030
	24,432	23,869	26,290
Operating income	8,292	6,040	3,125
Other income (expenses)
Investment income	99	38	5
Interest expense	(202)	(491)	(763)
Settlement gain	--	2,398	--
Gain (loss) on sale of product line	(99)	817	--
Miscellaneous	(11)	23	3
	(213)	2,785	(755)
Income before provision for income taxes	8,079	8,825	2,370
Provision for income taxes	2,446	3,092	775
Net income	$5,633	$5,733	$1,595
Earnings per share:
Basic	$0.23	$0.23	$0.07
Diluted	$0.23	$0.23	$0.07
Basic weighted average common shares outstanding	24,901,832	24,618,403	24,459,749
Diluted weighted average common shares outstanding	25,035,095	24,672,605	24,493,263

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended July 31, 2011, 2010 and 2009
(Dollars in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total
Balance, August 1, 2008	24,354,295	$24	$24,342	$11,991	$--	$36,357
Net income	--	--	--	1,595	--	1,595
Restricted stock grants	56,769	--	40	--	--	40
Stock-based compensation	43,192	--	138	--	--	138
Balance, July 31, 2009	24,454,256	24	24,520	13,586	--	38,130
Net income	--	--	--	5,733	--	5,733
Foreign currency translation adjustment	--				(23)	(23)
Total comprehensive income	--	--	--	--	--	5,710
Restricted stock grants	174,885	1	114	--	--	115
Stock-based compensation	79,244	--	172	--	--	172
Proceeds from stock options exercised	63,770	--	68	--	--	68
Tax benefit associated with stock options exercised	--	--	31	--	--	31
Balance, July 31, 2010	24,772,155	25	24,905	19,319	(23)	44,226
Net income	--	--	--	5,633	--	5,633
Foreign currency translation adjustment	--	--	--	--	112	112
Total comprehensive income	--	--	--	--	--	5,745
Restricted stock grants	43,846	--	153	--	--	153
Stock-based compensation	13,466	--	205	--	--	205
Proceeds from stock options exercised	141,417	--	210	--	--	210
Tax benefit associated with stock option exercised	--	--	125	--	--	125
Balance, July 31, 2011	24,970,884	$25	$25,598	$24,952	$89	$50,664

See Notes to Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended July 31, 2011, 2010 and 2009
(Dollars in thousands, except share data)

	2011	2010	2009
Cash Flows from Operating Activities
Net income	$5,633	$5,733	$1,595
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,087	1,053	1,052
Amortization	653	879	908
Provision for doubtful accounts receivable	(9)	(48)	88
Stock-based compensation	358	287	178
Deferred income taxes	(6,388)	(588)	(427)
(Gain) loss on sale of equipment	50	(16)	2
(Gain) loss on sale of product line	99	(817)	--
Changes in assets and liabilities
(Increases) decreases in:
Accounts receivable	(2,167)	(265)	(600)
Inventories	(479)	3,016	(457)
Prepaid expenses	(150)	(389)	(53)
(Decrease) increase in:
Accounts payable	(251)	(87)	(1,015)
Accrued expenses	559	(453)	255
Income taxes payable	6,222	(26)	(1,034)
Deferred revenue	(430)	19,030	--
Net cash provided by operating activities	4,787	27,309	492
Cash Flows from Investing Activities
Acquisition of a business	--	--	(40)
Proceeds on the sale of equipment	11	16	1
Purchase of property and equipment	(2,069)	(1,133)	(749)
Acquisition of patents and other intangibles	(273)	(64)	(20)
Proceeds from the sale of product line	--	1,527	--
Increase in cash value of life insurance	(10)	(9)	(8)
Net cash provided (used) in investing activities	(2,341)	337	(816)
Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	--	(75)	75
Net borrowings (repayments) on lines-of-credit	--	(5,035)	1,748
Principal payments on revenue bonds payable	(1,728)	(1,935)	(228)
Principal payments on long-term debt	(685)	(1,620)	(1,080)
Tax benefit associated with the exercise of non-qualified stock options	125	31	--
Payment on debt incurred for acquisition of trademark	(598)	(564)	(531)
Proceeds from the issuance of common stock	210	68	--
Net cash (used in) financing activities	(2,676)	(9,130)	(16)
Foreign exchange rate effect on cash and cash equivalents	(40)	(7)	--
Net (decrease) increase in cash and cash equivalents	(270)	18,509	(340)
Cash and cash equivalents
Beginning	18,669	160	500
Ending	$18,399	$18,669	$160

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$223	$510	$781
Income taxes paid	2,488	3,692	2,237
Supplemental Schedule of Non-cash Investing and Financing Activity
Purchase of equipment included in accounts payable	14	65	61

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a medical device company.  Through continuous improvement and development of its people, the Company’s mission is to design, manufacture and market innovative disposable and reusable surgical devices, procedural kits capital equipment and accessories of the highest quality in order to enable surgeons who perform surgery around the world to provide a better quality of life for their patients.   The Company’s primary focus is on the surgical disciplines of ophthalmology and neurosurgery. Its distribution channels include a combination of direct and independent distributor sales organizations and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri and King of Prussia, Pennsylvania.  During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.

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

Accounts receivable: During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.  Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  Collateral is not generally required on the Company’s accounts receivable.  Accounts receivable are generally considered past due based upon their specific terms.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.  The Company generally does not charge interest on past-due amounts in accounts receivable.  The Company has a history of minimal uncollectible accounts.

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

Inventories: Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, with cost being determined using the first-in, first-out method, or market.  The Company’s inventory is very dynamic and new products are added frequently.  Thus, the Company reviews the valuation of its inventory on a quarterly basis and determines if a valuation allowance is necessary for items that have not had their values updated recently.  In addition, the Company evaluates inventories for excess quantities and identified obsolescence quarterly.  The Company’s evaluation includes an analysis of historical sales levels by product and projections of future demand, as well as estimates of quantities required to support warranty and other repairs.  To the extent that it determines there are some excess quantities based on its projected levels of sales and other requirements, or obsolete material in inventory, it records valuation reserves against all or a portion of the value of the related parts or products.  If future cost valuations, future demand or market conditions are different from the Company’s projections, a change in recorded inventory valuation reserves may be required and would be reflected in cost of sales in the period the revision is made.

Property and equipment: Property and equipment are depreciated using the straight-line method over their estimated useful lives as follows:

Useful lives (in years)
Building and improvements	7-39
Machinery and equipment	5-7
Furniture and fixtures	5-7
Software	3-10

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

Patents: Incremental legal and other costs to obtain the patent are capitalized to a patent asset.  Salaries, benefits and other direct costs of product development are expensed as operating expenses in research and development (“R&D”) costs.  Patents are amortized to operations under the straight-line method over the remaining statutory life of the patent.  Total amortization for the years ended July 31, 2011, 2010 and 2009 was $653,000, $879,000 and $908,000, respectively.

Deferred revenue: During the second quarter of fiscal 2011, the Company received a payment from Codman & Shurtleff, Inc. (“Codman”), a marketing partner, to establish exclusivity on certain generator products and accessories.  Revenue from the agreement has been deferred and is being amortized over its expected term.  The Company recognized $334,000 in revenue for the fiscal year ended July 31, 2011 under the terms of the exclusivity agreement.  On April 23, 2010, the Company entered into a Confidential Settlement and License Agreement with Alcon, Inc. and certain of its affiliates (“Alcon”) pursuant to which Alcon paid to the Company $32.0 million.

The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third quarter of fiscal 2010. The remaining $19.0 million has been accounted for as an up-front license fee under the Confidential Settlement and License Agreement and will be deferred and recognized as earned over a period currently estimated to be fifteen years based upon the units expected to be shipped to Alcon under a Supply Agreement entered pursuant to the settlement. The Company recognized $696,000 of this deferred revenue as the estimate of these shipments has been revised for the fiscal year ended July 31, 2011.

	July 31, 2011	July 31, 2010
Deferred revenue – Alcon settlement	$18,334	$19,030
Deferred revenue – Codman exclusivity	266	--
Total	$18,600	$19,030
Less: Short-term	540	400
Long-term portion	$18,060	$18,630

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

Income taxes: The Company accounts for income taxes under Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC Topic 740”).  Under ASC Topic 740, the deferred tax provision is determined using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In addition, under ASC Topic 740, the Company may recognize tax liabilities when, despite the Company’s belief that its tax return positions are supported, the Company believes that certain positions may not be fully sustained upon review by tax authorities.  The Company has identified no uncertain tax positions subsequent to the adoption of this standard on August 1, 2007.

The Company’s policy is to recognize interest and penalties through income tax expense.  As of July 31, 2011, the 2008 to 2011 tax years remain subject to examination by major tax jurisdictions.  There are no federal, state or non-U.S. income tax audits in process as of July 31, 2011.

Fair value of financial instruments: The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt.  As of July 31, 2011, 2010 and 2009, the carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.  The carrying amount of notes payable is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities.

   Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized.  No impairment indicators existed as of July 31, 2011.

   Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of these broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The Company’s Level 1 financial assets are money market funds, whose fair values are based on quoted market prices.  The Company does not have any Level 2 or Level 3 financial assets.

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

Revenue recognition: The Company primarily records revenue from product sales when the revenue is realized and the product is shipped from its facilities.  This includes satisfying the following criteria: the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed and determinable; delivery to the carrier has occurred; and collectability is reasonably ensured. Freight and shipping billed to customers is included in net sales, and the cost of shipping is included in cost of sales.  Sales tax billed to customers is included as a liability as products are shipped.

The terms and conditions of sales to both the Company’s domestic and international distributors do not differ materially from the terms and conditions of sales to its domestic and international end-user customers.

Service revenue substantially relates to repairs of products and is recognized when the service has been completed.  Revenue from royalty fees is recorded as the products bearing the trademark are shipped.

Advertising: The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $119,500, $41,600 and $63,400 for the years ended July 31, 2011, 2010 and 2009, respectively.

Royalties: The Company pays royalties to doctors and medical institutions for providing assistance in the design and development of various devices and components.  Royalties are paid quarterly based on the sales of the instrument or components.  Royalty expense was approximately $318,000, $830,800 and $1,172,500 for the years ended July 31, 2011, 2010 and 2009, respectively.

Stock compensation: The Company has a stock plan for employees and consultants allowing for incentive and non-qualified stock options, restricted stock and stock awards which have been granted to certain employees and consultants of the Company.  In addition, the Company has a stock option plan for non-employee directors allowing for non-qualified stock options.  Options under this plan have been granted to all non-employee directors.  Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model.  In addition, compensation expense equal to number of shares granted multiplied by the market value on the date of the grant over the restriction period is recognized in net earnings for restricted stock awards.

Earnings per share: Basic earnings per share (“EPS”) data has been computed on the basis of the weighted average number of common shares outstanding during each period presented.  Diluted EPS data has been computed on the basis of the assumed conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase the net income per common share (dollars in thousands, except EPS):

	Year Ended July 31,
	2011	2010	2009
Numerator:
Net Income	$5,633	$5,733	$1,595
Denominator:
Weighted average common shares and denominator for basic calculation	24,901,832	24,618,403	24,459,749
Stock options and restricted stock	133,263	54,202	33,514
Denominator for diluted calculation	25,035,095	24,672,605	24,493,263
Net income per share – basic	$0.23	$0.23	$0.07
Net income per share – diluted	$0.23	$0.23	$0.07

Stock option shares excluded from computation of dilutive income per share because effect would be antidilutive for the years ended July 31, 2011, 2010 and 2009 were 60,000, 228,000 and 228,000, respectively.

Segment reporting: Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker or group, in deciding how to allocate resources and in assessing performance.  The Company’s chief decision maker reviews the results of operations and requests for capital expenditures based on one industry segment: producing and selling products and procedures for surgery, primarily for vitreoretinal surgery and neurosurgery.  The Company’s entire revenue is generated through this segment.  Revenues are attributed to countries based upon the location of end-user customers or distributors.

Note 2. Marketing Partner Agreements

The Company sells a portion of its generators, devices and accessories to two U.S. based national and international marketing partners as described below:

Codman & Shurtleff, Inc. (“Codman”)

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 25 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson.  On April 2, 2009, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories effective January 1, 2009.  In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.  Both agreements expire on December 31, 2011 and may renew for an additional three-year period.  In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the bipolar generators and related disposables and accessories.

On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman.  Under the terms of the revised agreement, Codman has the exclusive right to market and distribute the Company’s branded disposable forceps in fiscal 2010 and beyond produced by Synergetics.  Codman began the domestic distribution of the disposable bipolar forceps on December 1, 2009 and international distribution on February 1, 2010.

Total sales to Codman and its respective percent of the Company’s net sales in the fiscal years ended July 31, 2011, 2010 and 2009, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows (dollars in thousands):

	Year Ended July 31,
	2011	2010	2009
Net sales	$10,507	$6,823	$5,334
Percent of net sales	18.8%	13.1%	10.1%

Stryker Corporation (“Stryker”)

The Company supplies a lesion generator used for pain treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the Company negotiated a one-year extension to the agreement through December 31, 2010 and increased the minimum purchase obligation to 300 units per year for the remaining contract period.  The Company has negotiated a five-year extension to the agreement through December 31, 2015.

On March 31, 2010, the Company entered into an additional strategic agreement with Stryker including the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® ultrasonic aspirator product line. The gain from the sale of the Omni® product line to Stryker was $817,000 in the third quarter of fiscal 2010. In the second quarter of fiscal 2011, the Company recorded an additional $99,000 loss on the sale of this product line, as certain receivables were deemed uncollectible due to a change in the distribution model.  In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the ultrasonic aspirator console and handpieces and pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator products.  This agreement expires on March 31, 2014.

Total sales to Stryker and its respective percent of the Company’s net sales in the fiscal years ended July 31, 2011, 2010 and 2009, including the historical sales of pain control generators and accessories that the Company has supplied in the past, as well as the disposable ultrasonic instrument tips sales and certain other consumable products resulting from the new agreements, were as follows (dollars in thousands):

	Year Ended July 31,
	2011	2010	2009
Net sales	$7,710	$4,811	$2,618
Percent of net sales	13.8%	9.2%	4.9%

No other customer comprises more than 10 percent of sales in any given quarter.

Note 3. Inventories

Inventories as of July 31, 2011 and 2010 were as follows (dollars in thousands):

	2011	2010
Raw material and component parts	$6,258	$5,225
Work in progress	1,425	2,050
Finished goods	4,740	4,616
	$12,423	$11,891

Note 4.  Property and Equipment

Property and equipment as of July 31, 2011 and 2010 were as follows (dollars in thousands):

	2011	2010
Land	$730	$730
Building and improvements	5,965	5,929
Machinery and equipment	7,442	6,136
Furniture and fixtures	730	736
Software	363	363
Construction in progress	685	232
	15,915	14,126
Less accumulated depreciation	6,951	6,082
	$8,964	$8,044

Depreciation expense is included in both cost of sales, selling and general and administrative expenses.  There are no long-lived assets outside of the United States.  Depreciation expense for the years ended July 31, 2011, 2010 and 2009 was $1,087,000, $1,053,000 and $1,052,000, respectively.

Note 5.  Other Intangible Assets

Information regarding the Company’s other intangible assets is as follows (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
	July 31, 2011
Proprietary know-how	$4,057	$1,792	$2,265
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,230	3,604
Patents	1,659	609	1,050
	$17,473	$4,631	$12,842

	July 31, 2010
Proprietary know-how	$4,057	$1,544	$2,513
Trademark	5,923	--	5,923
Licensing agreement	5,834	1,917	3,917
Patents	1,387	517	870
	$17,201	$3,978	$13,223

Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the fiscal year ended July 31, 2011.

Amortization is included in general and administrative expense and was $653,000, $879,000 and $908,000 for the years ended July 31, 2011, 2010 and 2009, respectively.  Amortization for the years ending July 31, 2012, 2013, 2014, 2015 and 2016 is estimated to approximate $586,000, $584,000, $584,000, $583,000 and $568,000, respectively.

Note 6. Accrued Expenses

Accrued expenses as of July 31, 2011 and 2010 consisted of the following (dollars in thousands):

	2011	2010
Payroll, commissions and employee benefits	$1,167	$790
Royalties	168	180
Interest	21	42
Warranty	15	15
Other	1,822	1,597
	$3,193	$2,624

Note 7.  Pledged Assets, Short and Long-Term Debt

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on July 31, 2011 permits borrowings up to $8.6 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon the Company’s leverage ratio. As of July 31, 2011, interest under the facility is charged at 2.19 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at July 31, 2011. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2010, to extend the termination date through November 30, 2011.  The Company expects this credit facility to be renewed.

The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2011, the leverage ratio was 1.13 times and the minimum fixed charge coverage ratio was 5.33 times. Collateral availability under the line as of July 31, 2011, was approximately $8.6 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent.  Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum.  The unused portion of the facility is not charged a fee. There were no borrowings under this facility at July 31, 2011. The equipment line of credit was amended on November 30, 2010, to extend the maturity date to November 30, 2011.   The Company expects this credit facility to be renewed.

Long-term debt as of July 31, 2011 and 2010 consisted of the following (dollars in thousands):

	2011	2010
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.0 percent; remaining balance of $319,808 including the effects of imputing interest, due December 2011, collateralized by the Malis® trademark	313	911
Settlement obligation to Iridex Corporation (“Iridex”), due in annual installments of $800,000 which includes interest at an imputed rate of 8.0 percent; remaining balance of $800,000 including the effects of imputing interest, due April 15, 2012	740	1,426
	1,053	2,337
Less current maturities	1,053	1,398
Long-term portion	$--	$939

Aggregate annual maturities of long-term debt as of July 31, 2011 are as follows (dollars in thousands):

Year Ending July 31,	Amount
2012	$1,053

Note 8. Revenue Bonds Payable

In September 2002, the Company issued $2,645,000 in Private Activity Revenue Bonds, Series 2002. The proceeds from the bond issue were used to provide financing for the construction of a building and equipment for use as a manufacturing facility located in O’Fallon, Missouri.  The bond issue was collateralized by a first deed of trust.  The Company signed a promissory note to a bank payable in monthly installments of interest only, commencing on October 1, 2002.  Principal was payable on May 1, 2004, and on the first day of each month thereafter, in the amount of $11,021 until final payment in monthly installments beginning on September 1, 2022. Interest was payable at 5.5 percent through September 1, 2009, and prime rate plus 0.5 percent thereafter.  The Company retired these bonds in the fourth quarter of fiscal 2010.

In December 2004, Synergetics Development Co., LLC issued $2,330,000 in Industrial Revenue Bonds, Series 2004.  The proceeds from the bond issue were used to provide financing for a building expansion and the purchase of land and equipment located in O’Fallon, Missouri.  The bond issue was collateralized by a first deed of trust.  The Company signed a promissory note to a bank payable in monthly installments of interest only, commencing on February 1, 2005.  Principal was payable in monthly installments beginning on June 1, 2005, and on the first day of each month thereafter, in the amount of $9,708, until final payment on December 1, 2024.  Interest was payable at 4.75 percent through December 1, 2011, and prime rate thereafter. The Company retired these bonds in the third quarter of fiscal 2011.  These revenue bonds payable totaled $1.7 million as of July 31, 2010.

Note 9. Operating Leases

The Company leases various equipment, a portion of its facilities in O’Fallon, Missouri and the facility in King of Prussia, Pennsylvania under operating leases.  The O’Fallon, Missouri lease expires in February 2016 and the King of Prussia, Pennsylvania lease has been renewed through October 2012.

The approximate minimum rental commitment under non-cancelable operating leases as of July 31, 2011 is due as follows (dollars in thousands):

Year Ending July 31,	Amount
2012	$337
2013	220
2014	158
2015	97
2016	47
$859

Rent expense incurred and charged to cost of sales and selling, general and administrative expenses was approximately $358,000, $268,000 and $310,000 for the years ended July 31, 2011, 2010 and 2009, respectively.

Note 10. Income Tax Matters

The Company and its wholly owned subsidiaries file as a single entity for income tax reporting purposes.  The net deferred income tax amounts included in the accompanying consolidated balance sheets as of July 31, 2011 and 2010 include the following amounts as deferred income tax assets and liabilities (dollars in thousands):

	2011	2010
Deferred tax assets:
Accounts receivable	$78	$68
Inventories	168	252
Accrued liabilities	162	146
Deferred revenue	6,265	--
Other	384	192
Loss on foreign subsidiaries	1,898	1,262
	8,955	1,920

Deferred tax liability
Property and equipment	915	306
Other intangible assets	2,333	2,295
	3,248	2,601
	$5,707	$(681)

The deferred tax amounts noted above have been classified on the accompanying consolidated balance sheets as of July 31, 2011 and 2010, as follows (dollars in thousands):

	2011	2010
Current assets	$792	$658
Long-term asset (liability)	4,915	(1,339)
	$5,707	$(681)

The provision for income taxes for the years ended July 31, 2011, 2010 and 2009, consisted of the following (dollars in thousands):

	2011	2010	2009
Current payable	$8,834	$3,680	$1,202
Deferred	(6,388)	(588)	(427)
	$2,446	$3,092	$775

Reconciliation of the Company’s income tax at the statutory rate to the Company’s effective rate is as follows:

	2011	2010	2009
Computed at the statutory rate	35.0%	34.0%	34.0%
State taxes, net of federal tax benefit	2.3	3.0	3.0
Production deduction for domestic manufacturers	(2.9)	(2.0)	(3.3)
Research and experimentation	(3.5)	(0.6)	(6.9)
Other	(0.6)	0.6	5.9
	30.3%	35.0%	32.7%

Note 11. Employee Benefit Plan

The Company has a 401(k) savings plan, which covers employees who have attained the age of 18 and who have been credited with at least one year of service.  Company contributions are made at the discretion of the Board of Directors.  The Company contributed $50,700 to the plan for the year ended July 31, 2011, and made no contributions to the plan for the years ended July 31, 2010 and 2009.

Note 12. Stock-Based Compensation Plans

Stock Option Plans

In addition to the historical options outstanding for Synergetics prior to the merger, the Company has options outstanding under two existing active option plans and two terminated plans of Valley Forge.  The first active plan (the “2001 Plan”) was adopted by Valley Forge on January 16, 2001 pursuant to which 345,000 shares of common stock were reserved for issuance to employees, officers and consultants of the Company.  The 2001 Plan was amended with the approval of the Valley Forge stockholders on September 19, 2005 to increase the number of share awards issuable under the 2001 Plan from 345,000 to 1,345,000.  There were 501,341 options and restricted shares not yet awarded at July 31, 2011 under the 2001 Plan.  On September 19, 2005, the stockholders of Valley Forge voted to adopt the Valley Forge Scientific Corp. 2005 Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) and voted to authorize up to 200,000 shares issuable upon exercise of options granted thereunder.  On December 11, 2008, the stockholders of the Company voted to increase the number of shares authorized for issuance under the Non-Employee Directors’ Plan from 200,000 to 400,000.  There were 150,000 options available for future grants at July 31, 2011 under this plan.  Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire 10 years from the date of the grant.  Generally, stock options granted under these plans vest over a five-year period, with the exception of the non-employee director options, which vest over a twelve-month period.

A summary of the status of the fixed awards at July 31, 2011, 2010 and 2009 and changes during the years ended on those dates is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding as of July 31, 2008	436,735	$2.23	$1.84
For the period from August 1, 2008 through July 31, 2009:
Granted	93,000	$0.95	$0.78
Forfeited	(2,000)	$3.75	$0.99
Exercised	--	--	--
Options outstanding, July 31, 2009	527,735	$2.10	$1.74
For the period from August 1, 2009 through July 31, 2010:
Granted	127,500	$1.37	$1.10
Forfeited	(14,770)	$0.94	$0.78
Exercised	(63,770)	$1.07	$0.93
Options outstanding, July 31, 2010	576,695	$2.08	$1.71
For the period from August 1, 2010 through July 31, 2011:
Granted	108,751	$4.43	$3.56
Forfeited	(27,000)	$3.21	$2.71
Exercised	(141,417)	$1.49	$1.29
Options outstanding, July 31, 2011	517,029	$2.68	$2.16

Options exercisable, July 31, 2011	375,841	$2.55	$2.06

A further summary about awards outstanding at July 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Value
Unvested options, beginning of period	113,958	$1.31
Granted	108,751	$4.43
Vested	81,521	$2.47
Unvested options, period end	141,188	$3.04

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (dollars in thousands), except exercise price:

	Fiscal Year Ended
	July 31, 2011	July 31, 2010	July 31, 2009
Proceeds of options exercised	$210	$68	$--
Related tax benefit recognized	125	31	--
Intrinsic value of options exercised	183	59	--

The following table provides information about options outstanding and exercisable options at July 31, 2011 (dollars in thousands):

	Options Outstanding	Exercisable Options
Number	517,029	375,841
Weighted average exercise price	$2.68	$2.55
Aggregate intrinsic value	$1,117	$772
Weighted average contractual term	6.6 years	5.8 years

The weighted average remaining life for options outstanding and weighted average exercise price per share for exercisable options at July 31, 2011 were as follows:

		Options Outstanding		Exercisable Options
		Shares	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Remaining Contractual Life (in years)
$	< 1.00	45,000	7.3 years	45,000	7.3 years
	$1.00 - $ 2.00	213,278	6.4 years	149,487	5.6 years
	$2.01 - $ 6.00	258,751	6.7 years	181,354	5.6 years
Total		517,029	6.6 years	375,841	5.8 years

The Company granted 40,000 options during the fiscal year ended July 31, 2011 to the independent directors which vest pro-rata over twelve months from the grant date.  The Company granted 10,164, options during the fiscal year ended July 31, 2011 to David M. Hable, the Company’s Chief Executive Officer (“CEO”); 18,633 options to Kurt W. Gampp, the Company’s Chief Operating Officer (“COO”); 12,125 options to each of Jerry Malis, the Company’s Chief Scientific Officer (“CSO”) and Pamela G. Boone, the Company’s Chief Financial Officer (“CFO”) and 7,852 options to each of Michael Fanning, the Vice President of Domestic Sales and Jason Stroisch, the Vice President of International Sales and Marketing.  The shares granted to the Company’s executive management team vest pro-rata over five years from the grant date.  The fair value of options granted during the fiscal year ended July 31, 2011 was determined at the date of the grant using a Black-Scholes options-pricing model.

The following table provides the weighted average fair value of options granted and the assumptions used in the Black-Scholes model:

	Fiscal Year Ended July 31,
	2011	2010	2009
Expected average risk-free interest rate	3.30%	2.35%	2.25%
Expected average life (in years)	10	10	10
Expected volatility	75.4%	77.8%	80.5%
Expected dividend yield	0.0%	0.0%	0.0%

The expected average risk-free rate is based on 10 year U.S. treasury yield curve in December of 2010.  The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns.  Expected volatility is based on historical volatilities of Synergetics USA, Inc.’s common stock.  The expected dividend yield is based on historical information and management’s plan.  The Company expects to issue new shares as options are exercised.  As of July 31, 2011, the future compensation cost expected to be recognized is approximately $129,000 in fiscal 2012, $68,000 in fiscal 2013, $68,000 in fiscal 2014, $56,000 in 2015, and $20,000 in 2016.

Restricted Stock Plans

Under our 2001 Plan, our common stock may be granted at no cost to certain employees and consultants of the Company.  Certain plan participants are entitled to cash dividends and voting rights for their respective shares.  Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five-year vesting period or at the end of the fifth year.  Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period.  As of July 31, 2011, there was approximately $409,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan.  The cost is expected to be recognized over a weighted average period of four years which is generally the vesting period.

In addition, during the fiscal year ended July 31, 2011, 13,466 shares were granted to advisory consultants under the 2001 Plan.  Compensation expense related to these shares was $44,000 for the fiscal year ended July 31, 2011.

The following table provides information about restricted stock grants during the fiscal year ended July 31, 2011, 2010 and 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at August 1, 2008	53,807	$3.89
Granted	110,065	$2.78
Forfeited	51,796	$3.18
Balance as of July 31, 2009	112,076	$2.95
Granted	176,885	$1.36
Forfeited	2,000	$3.04
Balance as of July 31, 2010	286,961	$2.04
Granted	43,846	$4.43
Balance as of July 31, 2011	330,807	$2.36

Compensation expense associated with stock-based compensation plans as of July 31, 2011, 2010 and 2009 was as follows (dollars in thousands):

	July 31, 2011	July 31, 2010	July 31, 2009
Stock Options:
Directors	$100	$34	$52
Employees	60	28	20
Total	$160	$62	$72
Restricted Stock
Employees	$154	$114	$40
Advisors	44	111	66
Total	198	225	106
Total Compensation Expense	$358	$287	$178
Income Tax benefits from Share-based Compensation	$108	$100	$58

Note 13.  Stockholders’ Equity

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

Note 14. Research and Development Costs

R&D costs related to both future and present products are charged to operations as incurred.  The Company incurred approximately $3,713,000, $3,008,000 and $2,998,000 of R&D costs during the years ended July 31, 2011, 2010 and 2009, respectively.

Note 15. Enterprise-wide Sales Information

Enterprise-wide sales information as of July 31, 2011, 2010 and 2009 consisted of the following (dollars in thousands):

	Fiscal Year Ended July 31,
	2011	2010	2009
Net Sales
Ophthalmic	$34,547	$31,689	$29,981
Neurosurgery- Direct	1,571	8,175	13,968
Marketing Partners (Codman, Stryker)	9,448	4,204	--
OEM (Codman, Stryker, Iridex )	10,007	7,878	8,538
Other	272	129	478
Total	$55,845	$52,075	$52,965

	Fiscal Year Ended July 31,
	2011	2010	2009
Net Sales
Domestic	$39,185	$35,417	$36,047
International	16,660	16,658	16,918
Total	$55,845	$52,075	$52,965

Revenues are attributed to countries based upon the location of end-user customers or distributors.

Note 16. Commitments and Contingencies

 Effective January 29, 2009, the Company’s Board of Directors appointed David M. Hable to serve as President and CEO. Also on that date, the Company entered into a change in control agreement with Mr. Hable. On December 9, 2009, the Company entered into a change in control agreement with each of its COO and CSO, which agreements were contemplated in conjunction with the Company’s annual review of compensation; therefore, the agreements were made effective with other compensation changes as of August 1, 2009. On October 12, 2010, the Company entered into a change of control agreement with its CFO, which agreement was contemplated in conjunction with the Company’s annual review of compensation; therefore, the agreement was made effective with other compensation changes as of August 1, 2010.  On March 3, 2011, the Company entered into a change of control agreement with each of its Vice President of Domestic Sales and Vice President of International Sales and Marketing, which agreements were contemplated in conjunction with the Company’s annual review of compensation; therefore, the agreements were made effective with other compensation changes as of August 1, 2010. The change in control agreements with its executive officers provide that if employment is terminated within one year following a change in control for cause or disability (as each term is defined in the change in control agreement), as a result of the officer’s death, or by the officer other than as an involuntary termination (as defined in the change in control agreement), the Company shall pay the officer all compensation earned or accrued through his or her employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which they are entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).

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

Note 17. Quarterly Financial Data (Unaudited)

The following table provides the Company’s quarterly information as presented in the Form 10-Q (dollars in thousands except earnings per share):

Quarters ended:	July 31, 2011	April 30, 2011	January 31, 2011	October 31, 2010
Net Sales	$15,796	$14,695	$13,278	$12,076
Gross Profit	9,420	8,547	7,734	7,023
Operating Income	2,958	2,467	1,838	1,029
Loss on sale of product line	--	--	(99)	--
Net Income	2,037	1,643	1,320	633
Earnings per share
Basic	$0.08	$0.07	$0.05	$0.03
Diluted	$0.08	$0.07	$0.05	$0.03
Basic weighted average common shares outstanding	24,970,271	24,945,707	24,937,463	24,782,913
Diluted weighted average common shares outstanding	25,137,786	25,108,582	25,074,230	24,862,420

Quarters ended:	July 31, 2010	April 30, 2010		January 31, 2010		October 31, 2009
Net Sales	$13,056	$13,859		$13,014		$12,146
Gross Profit	7,536	8,031	(1)	7,415	(1)	6,927	(1)
Operating Income	1,472	2,045	(1)	1,544	(1)	979	(1)
Settlement Gain	--	2,398		--		--
Gain on sale of product line	--	893	(1)	(37	) (1)	(39	) (1)
Net Income	1,005	3,309		877		542
Earnings per share
Basic	$0.04	$0.13		$0.04		$0.02
Diluted	$0.04	$0.13		$0.04		$0.02
Basic weighted average common shares outstanding	24,735,422	24,701,260		24,584,393		24,458,089
Diluted weighted average common shares outstanding	24,827,641	24,740,304		24,614,628		24,496,554

(1)
Certain reclassifications have been made to the first and second quarter’s quarterly financial statements to conform with the third quarter’s presentation, which increased gross profit margin by $197,000, increased operating income by $76,000 and decreased the gain on the sale of the product line by $76,000.

Note 18. Recent Accounting Pronouncements

Recently Adopted
In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance expanding disclosure requirements related to receivables.  The guidance was issued to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  The guidance is for receivables, off-balance sheet credit exposures and foreclosed and repossessed assets.  The Company’s significant accounting policies shall now include: (i) basis for accounting for loans, trade receivables and lease financing (including those held for sale), (ii) method used in determining the lower cost or fair value of non-mortgage loans held for sale, (iii) classification and method of accounting for interest-only strips, loans and other receivables and (iv) method for recognizing interest income on loan and trade receivables.

In addition, the allowance for credit losses, the allowance for doubtful accounts and, as applicable, any unearned income, any unamortized premiums and discounts, and any net unamortized deferred fees and costs, shall be disclosed in the financial statements.  The Company adopted this guidance, as required, for both interim and annual reporting periods, effective December 15, 2010.  The adoption of this guidance does not impact the Company’s consolidated results of operations or financial position.  The Company has included its Accounts Receivable policy in Note 1 – Summary of Significant Accounting Policies.

Recently Issues
In January 2010, the FASB issued the Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”), which amends ASC 820, “Fair Value Measurements and Disclosures.” ASU No. 2010-06 requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurement on a gross basis, fair value information by class of assets and liabilities and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The effective date for the roll forward reconciliations is the second quarter of fiscal 2012. The Company does not believe the adoption of ASU 2010-06 will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net or related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted, although the Company has not yet adopted  ASU 2011-05, and there are no required transition disclosures. The Company does not believe the adoption of  ASU 2011-05 will have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other” (“ASU No. 2011-08”).  ASU No 2011-08 amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment,  that it is more likely than not that its fair value is less than its carrying amount.  ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements.  The provisions of ASU No. 2011-08 are effective for the Company’s reporting periods beginning after December 15, 2011.  The Company does not believe the adoption of ASU No. 2011-08 will have a material impact on the consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.

Note 19. Valuation Allowances and Qualifying Accounts

Schedule II — Valuation Allowances and Qualifying Accounts
(dollars in thousands)

Classifications	Balance at Beginning of Year	Charges to Cost and Expenses	Charges to Other Accounts	Deduction from Reserves (1)	Balance at End of Year
Year ended July 31, 2009
Allowance for Doubtful Accounts & Returned Goods	$250	$206	$--	$(126)	$330
Allowance for Excess and Obsolete Inventory	$65	$--	$--	$(26)	$39
Year ended July 31, 2010
Allowance for Doubtful Accounts & Returned Goods	$330	$48	$--	$(96)	$282
Allowance for Excess and Obsolete Inventory	$39	$--	$--	$(1)	$38
Year ended July 31, 2011
Allowance for Doubtful Accounts & Returned Goods	$282	$5	$--	$(5)	$282
Allowance for Excess and Obsolete Inventory	$38	$44	$--	$--	$82

(1)	Adjustments represent write-offs of uncollectible accounts receivable or excess and obsolete inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synergetics USA, Inc.
(registrant)
October 11, 2011
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

October 11, 2011
/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer and Director
(Principal Executive Officer)

October 11, 2011	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)

October 11, 2011	/s/ Robert Dick
Robert Dick, Chairman of the Board of Directors

October 11, 2011	/s/ Lawrence C. Cardinale
Lawrence C. Cardinale, Director

October 11, 2011	/s/ Kurt W. Gampp, Jr.
Kurt W. Gampp, Jr., Director

October 11, 2011	/s/ Guy Guarch
Guy Guarch, Director

October 11, 2011	/s/ Juanita H. Hinshaw
Juanita H. Hinshaw, Director

October 11, 2011	/s/ Jerry L. Malis
Jerry L. Malis, Director

October 11, 2011	/s/ D. Graeme Thomas
D. Graeme Thomas, Director

October 11, 2011	/s/ Patricia S. Williams
Patricia S. Williams, Director

Index to Exhibits

Exhibit Number	Description
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

10.1**
Amended and Restated Synergetics USA, Inc. 2001 Stock Plan. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference.)

10.2**
Valley Forge Scientific Corp. 2000 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 4.3 to Valley Forge’s Registration Statement on Form S-8, Registration No. 333-72134 and incorporated herein by reference.)

10.3**
Valley Forge Scientific Corp. 1988 Non-Qualified Employee Stock Option Plan, as amended. (Filed as Exhibit 10.1 to Valley Forge’s Registration Statement on Form S-8, Registration No. 333-63637 and incorporated herein by reference).

10.4**
Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference).

10.5**
Amendment No. 1 to Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009, and incorporated herein by reference).

10.6**	401(k) and Profit-Sharing Plan. (Filed as Exhibit 10(x) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference).

10.7**
Change of Control Agreement between Synergetics USA, Inc. and David M. Hable (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2009), and incorporated herein by reference).

10.8**
Change in Control Agreement effective as of August 1, 2009 by and between Kurt Gampp and Synergetics USA, Inc. (Filed as Exhibit  10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2009).

10.9**
Change in Control Agreement effective as of August 1, 2009 by and between Jerry Malis, MD and Synergetics USA, Inc. (Filed as Exhibit  10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2009).

10.10**
Change in Control Agreement effective as of August 1, 2010 by and between Pamela G. Boone and Synergetics USA, Inc. (Filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on October 12, 2010).

10.11**
Change in Control Agreement effective as of August 1, 2010 by and between Michael Fanning and Synergetics USA, Inc. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on March 9, 2011.

10.12**
Change in Control Agreement effective as of August 1, 2010 by and between Jason Stroisch and Synergetics USA, Inc. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 9, 2011.

10.13**
Employment Agreement, dated as of September 21, 2005, between Valley Forge and Jerry Malis.  (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

10.14**
Employment Agreement, dated as of September 21, 2005, between Valley Forge and Kurt W. Gampp, Jr. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005 and incorporated herein by reference.)

10.15**
Employment Agreement, dated as of August 1, 2007, between Synergetics USA, Inc. and Pamela G. Boone.  (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 and incorporated herein by reference.)

10.16
Assignment of Know-How Agreement, dated June 30, 1989. (Filed as Exhibit 10(I) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference.)

10.17
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

10.19	Assignment of Malis® Trademark, dated June 30, 1989. (Filed as Exhibit 10(j) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)

10.20
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

10.37**
Form of Employee Restricted Stock Agreement for the Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference).

10.38
Letter Agreement between Synergetics, Inc. and Regions Bank, dated February 22, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2006 and incorporated herein by reference.)

10.39
Credit and Security Agreement among Synergetics USA, Inc., Synergetics, Inc. and Regions Bank, dated March 13, 2006.  (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 and incorporated herein by reference.)

10.40
First Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated September 26, 2006.  (Filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)

10.41
Second Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated December 8, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)

10.42
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

10.44
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

10.46
Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated June 7, 2007.  (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007 and incorporated herein by reference.)

10.47
Second 2008 Amended and Restated Revolving Note from Synergetics, Inc. and Synergetics USA, Inc. in favor of Regions Bank, dated December 1, 2008.   (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 3, 2008 and incorporated herein by reference).

10.48
Letter Agreement between Synergetics, Inc. and Regions Bank, dated September 28, 2006.  (Filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)

10.49
Foreign Accounts Credit and Security Agreement dated June 20, 2007 by and among Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, and Synergetics Italia, Srl as Borrowers and Regions Bank as Lender.  (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2007 and incorporated herein by reference.)

10.50
Foreign Accounts Revolving Note from Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, and Synergetics Italia, Srl in favor of Regions Bank, dated June 20, 2007.  (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 26, 2007 and incorporated herein by reference.)

10.51
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

10.54
Amended and Restated Foreign Accounts Revolving Note from Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH and Synergetics Italia, Srl in favor of Regions Bank, dated as of January 31, 2008 (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.)

10.55
Second Amendment to Foreign Accounts Credit Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, Synergetics Italia, Srl and Synergetics France, SARL as Borrowers and Regions Bank as lender dated as of June 5, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2008 and incorporated herein by reference.)

10.56
Second Amended and Restated Foreign Accounts Revolving Note from Synergetics, Inc., Synergetics USA, Inc., Synergetics Germany, GmbH, Synergetics Italia, Srl and Synergetics France, SARL, in favor of Regions Bank, dated as of June 5, 2008.  (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 10, 2008 and incorporated herein by reference.)

10.57
Fifth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated December 1, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2008 and incorporated herein by reference.)

10.58
Third Amendment to Foreign Accounts Credit Agreement by and among Synergetics, Inc. Synergetics USA, Inc., Synergetics Germany, GmbH, Synergetics Italia, Srl and Synergetics France, SARL as Borrowers and Regions Bank as lender dated as of June 4, 2009.

10.59***
Seventh Amendment to Credit and Security Agreement by and among Synergetics Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated as of November 30, 2009 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2009 and incorporated herein by reference).

10.60
Fourth Amendment to Credit and Security Agreement by and among Synergetics Inc., Synergetics USA, Inc., Synergetics Germany, GMBH, Synergetics Italia, Srl and Synergetics France, SARL as Borrowers and Regions Bank as Lender, dated as of November 30, 2009 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 3, 2009 and incorporated by reference).

10.61
Eighth Amendment to Credit and Security Agreement by and among Synergetics USA, Inc., Synergetics, Inc., as Borrowers and Regions Bank as Lender, dated as of November 30, 2010 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010).

10.62
Termination of Foreign Accounts Credit and Security Agreement by and among Synergetics USA, Inc., and Synergetics, Inc., Synergetics Germany, GmbH, Synergetics Italia, Srl and Synergetics France SARL as Borrowers and Regions Bank as Lender, dated as of November 30, 2010 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010).

10.63
Confidential Settlement and License Agreement between Synergetics USA, Inc. and Alcon, Inc., Alcon Laboratories, Inc. and Alcon Research Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 and incorporated herein by reference).

10.64
Supply Agreement between Synergetics, Inc. and Alcon Research Ltd. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 and incorporated herein by reference).

10.65
Agreement dated October 19, 2009 by and among Synergetics USA, Inc., Steven R. Becker, BC Advisors, LLC, SRB Management, L.P., SRB Greenway Opportunity Fund, L.P. and SRB Greenway Capital (Q.P.), L.P. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 20, 2009 and incorporated herein by reference).

10.66
Amendment executed April 19, 2010 by and among Synergetics USA, Inc., Steven R. Becker, BC Advisors, LLC, SRB Management, L.P., SRB Greenway Opportunity Fund, L.P. and SRB Greenway Capital (Q.P.), L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010 and incorporated herein by reference).

21*	Subsidiaries of Registrant.

23.1*	Consent of UHY, LLP.

31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith.
**         Management contract or compensatory plan or arrangement.
***       The Company did not enter into a sixth amendment to credit agreement.