Form 10-Q
period 2011-10-31
SYNERGETICS USA INC
filed 2011-12-12
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of December 2, 2011 was 24,975,474 shares.

SYNERGETICS USA, INC.

Signatures	29

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

Index

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of October 31, 2011 (Unaudited) and July 31, 2011
(Dollars in thousands, except share data)

	October 31, 2011	July 31, 2011
Assets
Current Assets
Cash and cash equivalents	$13,743	$18,399
Accounts receivable, net of allowance for doubtful accounts of $289 and $282, respectively	10,436	11,148
Inventories	12,298	12,082
Prepaid expenses	892	961
Deferred income taxes	824	792
Assets held for sale	406	868
Total current assets	38,599	44,250
Property and equipment, net	8,825	8,561
Intangible and other assets
Goodwill	10,661	10,660
Other intangible assets, net	11,664	11,792
Deferred income taxes	4,717	4,915
Patents, net	1,123	1,050
Cash value of life insurance	82	82
Total assets	$75,671	$81,310
Liabilities and stockholders’ equity
Current Liabilities
Current maturities of long-term debt	$898	$1,053
Accounts payable	1,906	1,567
Accrued expenses	2,798	3,193
Income taxes payable	351	6,233
Deferred revenue	375	540
Total current liabilities	6,328	12,586
Long-Term Liabilities
Deferred revenue	17,827	18,060
Total long-term liabilities	17,827	18,060
Total liabilities	24,155	30,646
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock at October 31, 2011 and July 31, 2011, $0.001 par value, 50,000,000 shares authorized; 24,975,474 and 24,970,884 shares issued and outstanding, respectively	25	25
Additional paid-in capital	25,708	25,598
Retained earnings	25,723	24,952
Accumulated other comprehensive income:
Foreign currency translation adjustment	60	89
Total stockholders’ equity	51,516	50,664
Total liabilities and stockholders’ equity	$75,671	$81,310

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three Months Ended October 31, 2011, and 2010
(Dollars in thousands, except share and per share data)

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
Net sales	$13,505	$12,057
Cost of sales	5,589	5,030
Gross profit	7,916	7,027
Operating expenses
Research and development	790	719
Sales and marketing	3,076	3,023
General and administrative	2,538	2,252
	6,404	5,994
Operating income	1,512	1,033
Other income (expenses)
Investment income	14	32
Interest expense	(18)	(80)
Miscellaneous	(2)	(7)
	(6)	(55)
Income from continuing operations before provision for income taxes	1,506	978
Provision for income taxes	353	342
Income from continuing operations	$1,153	$636
Loss from discontinued operations, net of income tax benefit of $193 and $1, respectively	382	3
Net income	$771	$633
Earnings per share:
Basic
Income from Continuing Operations	$0.05	$0.03
Loss from Discontinued Operations	$(0.02)	$0.00
Net Income	$0.03	$0.03
Diluted
Income from Continuing Operations	$0.05	$0.03
Loss from Discontinued Operations	$(0.02)	$0.00
Net Income	$0.03	$0.03
Basic weighted average common shares outstanding	24,971,034	24,782,913
Diluted weighted average common shares outstanding	25,136,727	24,862,420

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Synergetics USA Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended October 31, 2011 and 2010
(Dollars in thousands, except share data)

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
Cash Flows from Operating Activities
Net income	$771	$633
Plus: Loss from discontinued operations – net of tax	382	3
Income from continuing operations	1,153	636
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	290	262
Amortization	162	196
Provision for doubtful accounts receivable	22	4
Stock-based compensation	98	70
Deferred income taxes	166	(75)
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	677	7
Inventories	(231)	(1,353)
Prepaid expenses	59	265
(Decrease) increase in:
Accounts payable	369	55
Accrued expenses	(262)	63
Deferred revenue	(398)	--
Income taxes payable	(5,688)	243
Net cash (used in) provided by continuing operating activities	(3,583)	373
Net cash used in discontinued operations	(15)	(153)
Net (used in) provided by operating activities	(3,598)	220
Cash Flows from Investing Activities
Purchase of property and equipment	(802)	(226)
Acquisition of patents and other intangibles	(105)	(50)
Net cash used in continuing investing activities	(907)	(276)
Net cash used in discontinued operations	--	(50)
Net cash used in investing activities	(907)	(335)
Cash Flows from Financing Activities
Principal payments on revenue bonds payable	--	(29)
Principal payments on long-term debt	--	--
Payment on debt incurred for acquisition of trademark	(155)	(146)
Tax benefit associated with the exercise of non-qualified stock options	8	43
Proceeds from the issuance of common stock	5	69
Net cash used in financing activities	(142)	(63)
Foreign exchange rate effect on cash and cash equivalents	(9)	28
Net decrease in cash and cash equivalents	(4,656)	(150)
Cash and cash equivalents
Beginning	18,399	18,669
Ending	$13,743	$18,519

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Synergetics USA, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular information reflects dollars in thousands, except share and per share information)

Note 1. General

Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a medical device company.  Through continuous improvement and development of its people, the Company’s mission is to design, manufacture and market innovative disposable and reusable surgical devices, procedural kits, capital equipment and accessories of the highest quality in order to enable surgeons who perform surgery around the world to provide a better quality of life for their patients.   The Company’s primary focus is on the surgical disciplines of ophthalmology and neurosurgery. Its distribution channels include a combination of direct and independent distributor sales organizations and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri and King of Prussia, Pennsylvania.  During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.

Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2011, and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 11, 2011 (the “Annual Report”).

Reclassifications:   Certain reclassifications have been made to the prior quarter’s quarterly financial statements to conform to the current quarter’s presentation with respect to the plastic injection molding operations being classified as discontinued.

Note 2.  Discontinued Operations

In September 2011, the Company adopted a plan to close its plastic injection molding operations and has transitioned this production to an outside vendor.  During the Company’s first quarter of fiscal 2012, substantially all operational activities of this unit were discontinued and the Company classified them as discontinued operations.  The Company expects to complete the sale of these assets prior to the end of its fiscal second quarter.  The assets included in the disposal group are primarily equipment.  The following table summarizes the results of the discontinued operations for the first quarter of fiscal 2012 and 2011 (dollars in thousands):

Index

	For Three Months Ended October 31, 2011	For Three Months Ended October 31, 2010
Net Sales	$23	$19
Operating costs	(191)	23
Impairment, restructuring and other charges	(253)	--
Write-off of goodwill	(29)	--
Estimated loss on sale of fixed assets	(125)	--
Loss from discontinued operations before provision for income taxes	(575)	(4)
Income tax benefit	193	1
Loss from discontinued operations	$(382)	$(3)

Note 3.  Comprehensive Income

Comprehensive income was $742,000 and $759,000 for the three months ended October 31, 2011 and 2010, respectively.  The Company’s only component of other comprehensive income is the foreign currency translation adjustment.

Note 4. Summary of Significant Accounting Policies

Deferred revenue:  During the second quarter of fiscal 2011, the Company received a payment from Codman & Shurtleff, Inc. (“Codman”), a marketing partner, to establish exclusivity on certain electrosurgical generator products and accessories.  Revenue from the payment has been deferred and is being amortized over the expected term of the agreement.  The Company recognized $135,000 of this deferred revenue for the three months ended October 31, 2011.  In addition, included in deferred revenue is an amount the Company received pursuant to a Confidential Settlement and License Agreement with Alcon, Inc. (“Alcon”).  This payment was accounted for as an up-front licensing fee.  Recognition of the revenue pursuant to this agreement has been deferred and is being recognized over a period of up to fifteen years based upon estimated shipments to Alcon under a related Supply Agreement executed pursuant to the settlement.  The Company recognized $263,000 of this deferred revenue as the estimate of these shipments was revised for the three months ended October 31, 2011.

The Company’s significant accounting policies are disclosed in the Annual Report. In the first three months of fiscal 2012, no significant accounting policies were changed.

Note 5. Marketing Partner Agreements

The Company sells most of its electrosurgery generators and a portion of its neurosurgery instruments and accessories to two U.S.-based national and international marketing partners as described below:

Codman

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 25 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson.  On April 2, 2009, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories, effective January 1, 2009.  In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.  Both agreements expire on December 31, 2011 and may renew for an additional three-year period.  In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the bipolar generators and related disposables and accessories.

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

Total sales to Codman and its respective percent of the Company’s net sales in the three months ended October 31, 2011 and October 31, 2010, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows (dollars in thousands):

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
Net Sales	$2,221	$2,107
Percent of net sales	16.4%	17.4%

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

Total sales to Stryker and its respective percent of the Company’s net sales in the three months ended October 31, 2011, and October 31, 2010, including the historical sales of pain control generators, and accessories that the Company has supplied in the past, as well as the disposable ultrasonic instrument tips sales and certain other consumable products resulting from the new agreements, were as follows (dollars in thousands):

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
Net Sales	$1,954	$1,360
Percent of net sales	14.5%	11.3%

No other customer comprises more than 10 percent of sales in any given quarter.

Index

Note 6. Stock-Based Compensation

Stock Option Plans

The following table provides information about stock-based awards outstanding at October 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding beginning of period	517,029	$2.68	$2.16
For the period August 1, 2011 through October 31, 2011
Granted	--	--	--
Forfeited	--	--	--
Exercised	4,590	$1.09	$0.91
Options outstanding, end of period	512,439	$2.69	$2.17

Options exercisable, end of period	393,063	$2.60	$2.10

There were no options granted in the first quarter of fiscal 2012.   Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed, or re-elected to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. These options vest pro-ratably on a quarterly basis over the next year of service on the Board.  During the second quarter of fiscal 2011, there were options to purchase 40,000 shares of the Company’s Common Stock granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service. The Company recorded $35,000 of compensation expense for the three months ended October 31, 2011 with respect to these options.

During the second quarter of fiscal 2011, there was an option to purchase 10,164 shares of Common Stock granted to the Chief Executive Officer (“CEO”), an option to purchase 18,633 shares of Common Stock granted to the Chief Operating Officer (“COO”), an option to purchase 12,125 shares of Common Stock granted to each of the Chief Scientific Officer (“CSO”) and the Chief Financial Officer (“CFO”) and an option to purchase 7,852 shares of Common Stock to each of the Vice President of Domestic Sales and the Vice President of International Sales and Marketing. The options granted to the officers of the Company were granted in conjunction with the Company’s annual review of compensation as of August 1, 2010 and vest pro-ratably on a quarterly basis over the next five years of service. The Company recorded $20,000 of compensation expense for the three months ended October 31, 2011 with respect to these options.

The Company expects to issue new shares as options are exercised. As of October 31, 2011, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $74,000 for the remainder of fiscal 2012, $68,000 in fiscal 2013, $68,000 in fiscal 2014, $56,000 in fiscal 2015 and $20,000 in fiscal 2016.

Restricted Stock Plans

Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), our Common Stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a five-year vesting period or at the end of the fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. As of October 31, 2011, there was approximately $366,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. The cost is expected to be recognized over a weighted average period of four years. The following table provides information about restricted stock grants during the three-month period ended October 31, 2011:

Index

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2011	330,807	$2.36
Granted	--	--
Forfeited	--	--
Balance as of October 31, 2011	330,807	$2.36

The Company expects to grant additional stock options and restricted stock under its long-term incentive plan in conjunction with its annual shareholders’ meeting.

Note 7. Fair Value Information

Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.

The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment or at least annually and recorded at fair value only when impairment is recognized. No impairment indicators existed as of October 31, 2011.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of the Company’s notes and long-term debt is estimated to approximate fair value because the variable interest rates or the fixed interest rates are based on estimated current rates offered to the Company for debt with similar terms and maturities.

Certain of the Company’s assets have been measured on a non-recurring basis as a result of the Company’s decision to close its plastic injection molding operations.  The following table presents these fair value measurements (dollars in thousands):

	Fair Value Measurements
Description	Quarter Ended 10/31/11	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Goodwill	$--	--	$--	$29
Assets held for sale	406	230	176	$250
Total	406	230	176	$289

Goodwill with a carrying amount of $29,000 associated with discontinued operations was written off, resulting in an impairment charge of $29,000.  Assets held for sale associated with the discontinued operations with a carrying value of $656,000 were written down to their implied fair value of $406,000, resulting in an impairment charge of $250,000.  The impairment charges recorded during the period were included in the loss from discontinued operations.

Note 8. Supplemental Balance Sheet Information

Inventories: Inventories as of October 31, 2011 and July 31, 2011 were as follows (dollars in thousands):

	October 31, 2011	July 31, 2011
Raw material and component parts	$5,774	$6,205
Work in progress	1,803	1,185
Finished goods	4,721	4,692
	$12,298	$12,082

Index

Property and Equipment: Property and equipment as of October 31, 2011 and July 31, 2011 were as follows (dollars in thousands):

	October 31, 2011	July 31, 2011
Land	$730	$730
Building and improvements	5,885	5,965
Machinery and equipment	7,124	6,861
Furniture and fixtures	937	730
Software	996	363
Construction in progress	192	685
	15,864	15,334
Less accumulated depreciation	7,039	6,773
	$8,825	$8,561

Other Intangible Assets:  Information regarding the Company’s other intangible assets as of October 31, 2011 and July 31, 2011 were as follows (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
	October 31, 2011
Proprietary know-how	$4,057	$1,853	$2,204
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,297	3,537
Patents	1,765	642	1,123
	$17,579	$4,792	$12,787

	July 31, 2011
Proprietary know-how	$4,057	$1,792	$2,265
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,230	3,604
Patents	1,659	609	1,050
	$17,473	$4,631	$12,842

Goodwill of $10,661,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.

The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended October 31, 2011. Estimated amortization expense on other intangibles for the remaining nine months of the fiscal year ending July 31, 2012, and the next four years thereafter is as follows (dollars in thousands):

Amount
Fiscal Year 2012 (remaining 9 months)	$477
Fiscal Year 2013	636
Fiscal Year 2014	636
Fiscal Year 2015	636
Fiscal Year 2016	636

Amortization expense for the three months ended October 31, 2011 was $162,000.

Pledged assets; short and long-term debt (excluding revenue bonds payable):  Short-term debt as of October 31, 2011 and July 31, 2011, consisted of the following:

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on October 31, 2011 permits borrowings up to $8.6 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon our leverage ratio. As of October 31, 2011, interest under the facility is charged at 2.25 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at October 31, 2011. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2011, to extend the termination date through November 30, 2013.

Index

The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 31, 2011, the leverage ratio was 0.86 times and the minimum fixed charge coverage ratio was 1.78 times. Collateral availability under the line as of October 31, 2011, was approximately $8.6 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent.  Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum.  The unused portion of the facility is not charged a fee. There were no borrowings under this facility at October 31, 2011. The equipment line of credit was amended on November 30, 2011, to extend the maturity date to November 30, 2013.

Long-term debt as of October 31, 2011 and July 31, 2011 consisted of the following (dollars in thousands):

	October 31, 2011		July 31, 2011
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.0 percent; remaining balance of $159,904 including the effects of imputing interest, due December 15, 2011, collateralized by the Malis® trademark		$160	$313
Settlement obligation to Iridex Corporation, due in annual installments of $800,000 which includes interest at an imputed rate of 8.0 percent; remaining balance of $800,000 including the effects of imputing interest, due April 15, 2012		738	740
Total		$898	$1,053
Less current maturities		898	1,053
Long-term portion	$	---	$--

Deferred revenue: Deferred revenue as of October 31, 2011 and July 31, 2011, consisted of the following (dollars in thousands):

	October 31, 2011	July 31, 2011
Deferred revenue – Alcon settlement	$18,071	$18,334
Deferred revenue – Codman exclusivity	131	266
Total	$18,202	$18,600
Less: Short-term	375	540
Long-term portion	$17,827	$18,060

Note 9. Commitments and Contingencies

Effective January 29, 2009, the Company’s Board of Directors appointed David M. Hable to serve as President and CEO. Also on that date, the Company entered into a change in control agreement with Mr. Hable. On December 9, 2009, the Company entered into a change in control agreement with each of its COO and CSO, which agreements were contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreements were made effective with other compensation changes as of August 1, 2009. On October 12, 2010, the Company entered into a change of control agreement with its CFO, which agreement was contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreement was made effective with other compensation changes as of August 1, 2010.  On March 3, 2011, the Company entered into a change of control agreement with each of its Vice President of Domestic Sales and Vice President of International Sales and Marketing; which agreements were contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreements were made effective with other compensation changes as of August 1, 2010.  The change in control agreements with its executive officers provide that if employment is terminated within one year for cause or disability following a change in control (as each term is defined in the change in control agreements), as a result of the officers’ death, or by the officer other than as an involuntary termination (as defined in the change in control agreements), the Company shall pay the officer all compensation earned or accrued through his or her employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which they are entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).

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

The Company is subject to regulatory requirements throughout the world. In the normal course of business, regulatory agencies may require companies in the medical industry to change their products or operating procedures, which could affect the Company.  The Company regularly incurs expenses to comply with these regulations and may be required to incur additional expenses.  Management is not able to estimate any additional expenditures outside the normal course of operations which will be incurred by the Company in future periods in order to comply with these regulations.

Note 10. Enterprise-wide Sales Information

Enterprise-wide sales information for the three months ended October 31, 2011 and 2010, respectively, consisted of the following (dollars in thousands):

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
Net Sales
Ophthalmic	$8,762	$7,963
OEM (1)	4,544	3,594
Other (2)	199	500
Total	$13,505	$12,057
Net Sales
Domestic	$9,801	$8,451
International	3,704	3,606
	$13,505	$12,057

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable ultrasonic tips and related accessories, disposable bipolar forceps and related accessories, and royalties along with certain laser probes to Stryker, Codman and Iridex Corporation (“Iridex”).  In addition, deferred revenues of $398,000 from Codman and Alcon are included in this category for the first fiscal quarter of 2012.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Index

Note 11. Recent Accounting Pronouncements

Recently Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends Accounting Standards Cofification 820, “Fair Value Measurements and Disclosures.” This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurement on a gross basis, fair value information by class of assets and liabilities and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. As the Company does not have any level 3 assets, the adoption of this ASU did not have a material effect on its consolidated financial statements.

Recently Issued

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income, either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted, although the Company has not yet adopted ASU 2011-05, and there are no required transition disclosures. The Company does not believe the adoption of ASU 2011-05 will have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other” (“ASU No. 2011-08”). ASU No 2011-08 amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU No. 2011-08 are effective for the Company’s reporting periods beginning after December 15, 2011. The Company does not believe the adoption of ASU No. 2011-08 will have a material impact on the consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.

Index

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Synergetics USA, Inc. (“the Company”) is a leading supplier of precision surgical devices. The Company’s primary focus is on the surgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, disposable and reusable devices, procedural kits and the delivery of various energy modalities for the performance of surgery including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide sales information is included in Note 10 to the unaudited condensed consolidated financial statements.

The Company is a Delaware corporation incorporated on June 2, 2005 in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) Synergetics was founded in 1991. Valley Forge was incorporated in 1980 and became a publicly-held company in November 1989. Prior to the merger of Synergetics and Valley Forge, Valley Forge’s common stock was listed on The NASDAQ Small Cap Market (now known as The NASDAQ Capital Market) and the Boston Stock Exchange under the ticker symbol “VLFG.” On September 21, 2005, Synergetics Acquisition Corporation, a wholly owned Missouri subsidiary of Valley Forge, merged with and into Synergetics, and Synergetics thereby became a wholly owned subsidiary of Valley Forge. On September 22, 2005, Valley Forge reincorporated from a Pennsylvania corporation to a Delaware corporation and changed its name to Synergetics USA, Inc. Upon consummation of the merger, the Company’s securities began trading on The NASDAQ Capital Market under the ticker symbol “SURG,” and its shares were voluntarily delisted from the Boston Stock Exchange.

Recent Developments

We had several developments from fiscal 2010 through fiscal 2012 that we expect will contribute to the growth of our business in the foreseeable future.

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

On April 1, 2010, the Company announced the closing of a definitive agreement with Stryker Corporation (“Stryker”) in conjunction with the acquisition by Stryker of certain assets from Mutoh Co., Ltd. and its affiliates, used to produce the Sonopet Ultrasonic Aspirator control consoles and handpieces (previously marketed under the Omni® brand by Synergetics in the U.S., Canada and several other countries). The agreement included the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® product line. In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the Sonopet/Omni® ultrasonic aspirator console and handpieces and pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator products. The Stryker relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes.

Contribution margins for the products supplied to Codman and Stryker have increased, as anticipated, primarily due to the elimination of commercial expenses associated with the distribution of these products. However, sales revenue per unit and gross profit margin for these products have decreased, as the transfer prices to Codman and Stryker are lower than the previous average direct selling prices. Unit volumes with respect to these products have at least doubled.

Index

On April 27, 2010, the Company announced that it had entered into a Settlement and License Agreement with Alcon, Inc. (“Alcon”) pursuant to which Alcon agreed to pay the Company $32.0 million, and the Company agreed to produce certain products for distribution by Alcon. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third fiscal quarter of 2010. The remaining $19.0 million has been accounted for as deferred revenue on the balance sheet. As units are shipped to Alcon under a Supply Agreement entered pursuant to the settlement, the Company will be paid an incremental transfer price. In addition, the Company will recognize a portion of the deferred revenue based on the units shipped or as the estimate of the total units to be delivered to Alcon over a period currently estimated to be fifteen years is revised. The Company recognized $263,000 and $696,000 of this deferred revenue during the first quarter of fiscal 2012 and the fiscal year ended July 31, 2011, respectively.

On August 9, 2011, the Company announced that it had elected two new members to its Board of Directors, D. Graeme Thomas and Patricia Williams.

On October 27, 2011, the Company announced two new ophthalmic products for the vitrectomy market which were showcased at the 2011 Annual Meeting of the American Academy of Ophthalmology (“AAO”).  The Company also announced record sales leads generated from the showcasing of its ophthalmic products.

On November 15, 2011, the Company announced that it plans on improving its ratio of independent directors compared to inside directors so that the governance platform will be in line with corporate best practices and as such Mr. David M. Hable will be the only inside director to stand for re-election at the Company’s Annual Shareholders’ meeting on December 13, 2011.

On November 30, 2011, the Company extended its revolving credit facility and its equipment line of credit through November 30, 2013.

Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY
	Three Months Ended

	October 31, 2011	Mix	October 31, 2010	Mix

Ophthalmic	$8,762	64.9%	$7,963	66.0%
OEM(1)	4,544	33.6%	3,594	29.8%
Other(2)	199	1.5%	500	4.2%
Total	$13,505		$12,057
_______
(1)
Revenues from OEM represent sales of electrosurgery generators, disposable ultrasonic tips and related accessories, disposable bipolar forceps and related accessories, and royalties along with certain laser probes to Stryker, Codman and Iridex Corporation (“Iridex”).  In addition, deferred revenues of $398,000 from Codman and Alcon are included in this category for the first fiscal quarter of 2012.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

     The increase in sales for the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily due to an increase of $799,000 in ophthalmic sales and a $950,000 increase in OEM sales (including $398,000 of deferred revenue recognized), partially offset by a $301,000 decrease in our other sales, primarily due to the transition of the majority of our neurosurgery product sales to our marketing partners.  Overall sales of capital equipment in the first quarter of fiscal 2012 declined by $91,000, or 4.4 percent, compared with the first quarter of fiscal 2011.  However, the sales of our disposable products grew $1.1 million, or 11.2 percent, in the first quarter of fiscal 2012 as compared to the first quarter fiscal 2011.

Index

RESULTS OF OPERATIONS
 (Dollars in Thousands)

	Three Months Ended
			Increase
	October 31, 2011	October 31, 2010	(Decrease)
Net Sales	$13,505	$12,057	12.0%
Gross Profit	7,916	7,027	12.7%
Gross Profit Margin %	58.6%	58.3%	0.5%
Commercial Expenses
Sales & Marketing	3,076	3,023	1.8%
General & Administrative	2,538	2,252	12.7%
Research & Development	790	719	9.9%
Operating Income	1,512	1,033	46.4%
Operating Margin	11.2%	8.6%	30.2%
EBITDA (1)	1,976	1,516	30.3%
Net Income from Continuing Operations	1,153	636	81.3%
Net Income	771	633	21.8%
Earnings per share from Continuing Operations	$0.05	$0.03	66.7%
Earnings per share	$0.03	$0.03	--
Operating return on average equity (1)	2.3%	1.4%	64.3%
Operating return on average assets (1)	1.5%	1.0%	50.0%
_______
(1)
EBITDA, operating return on average equity and operating return on average assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as income from continuing operations before interest expense, income taxes, depreciation and amortization. Operating return on equity is defined as income from continuing operations divided by average equity. Operating return on assets is defined as income from continuing operations plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

Reconciliation of Non-GAAP Financial Measures
	Three Months Ended
	October 31, 2011	October 31, 2010
EBITDA Reconciliation
Income from Continuing Operations	$1,153	$636
Interest	18	80
Income taxes	353	342
Depreciation	290	262
Amortization	162	196
EBITDA	$1,976	$1,516

	Three Months Ended
	October 31, 2011	October 31, 2010
Operating Return on Average Equity Calculation
Income from Continuing Operations	$1,153	$636
Average Equity:
October 31, 2011	51,516
July 31, 2011	50,664
October 31, 2010		45,167
July 31, 2010		44,226
Average Equity	51,090	44,697
Operating Return on Average Equity	2.3%	1.4%

Index

	Three Months Ended
	October 31, 2011	October 31, 2010
Operating Return on Average Assets Calculation
Income from Continuing Operations	$1,153	$636
Interest	18	80
Income from Continuing Operations + Interest Expense	1,171	716
Average Assets:
October 31, 2011	75,671
July 31, 2011	81,310
October 31, 2010		74,143
July 31, 2010		73,095
Average Assets	78,491	73,619
Operating Return on Average Assets	1.5%	1.0%

We measure our performance primarily through our operating profit.  In addition to our consolidated financial statements presented in accordance with GAAP, management uses certain non-GAAP measures, including EBITDA, operating return on average equity and operating return on average assets, to measure our operating performance.  We provide a definition of the components of these measurements and a reconciliation to the most directly comparable GAAP financial measure.

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

EBITDA, however, does have certain material limitations primarily due to the exclusion of certain amounts that are material to our results of operations, such as interest expense, income tax expense, depreciation and amortization.  Due to these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in our business and should be utilized in conjunction with other information contained in our unaudited condensed consolidated financial statements prepared in accordance with GAAP.

Results Overview

Product categories as a percentage of total sales were as follows:

	Three Months Ended
	October 31, 2011	October 31, 2010
Ophthalmic	64.9%	66.0%
OEM	33.6%	29.8%
Other	1.5%	4.2%
Total	100.0%	100.0%

International revenues represent $3.7 million, or 27.4 percent, of our total revenues for the three months ended October 31, 2011, as compared to $3.6 million, or 29.9 percent, for the three months ended October 31, 2010.  Many of the products we sell to our marketing partners and OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.

Index

Our Business Strategy

The Company’s key strategy is to enhance shareholder value through profitable revenue growth in ophthalmology and neurosurgery markets. This is accomplished through the identification and development of reusable and disposable devices in conjunction with leading surgeons and marketing partners. We are committed to establishing a strong operational infrastructure and financial foundation within which growth opportunities can be prudently evaluated, financed and implemented. We will remain vigilant and sensitive to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. In fiscal 2012, our strategic priorities are to drive the Company onto a higher growth trajectory and to continue to enhance the profitability of our operational platform by focusing on manufacturing efficiencies.

In the previous fiscal years and for fiscal 2012, we are focused on the following strategies:

Improve Profitability and Cash Efficiency through:

Manufacturing Efficiencies

Lean Manufacturing Initiatives — During the fiscal year ended July 31, 2011, we continued our lean journey and have introduced all of the O’Fallon, Missouri facility manufacturing lines to lean methodology. These lines are at varying degrees of maturity. In fiscal 2012, we expect to introduce the lean methodology to our King of Prussia location and continue the maturation process at our O’Fallon, Missouri location. We conducted several Kaizen events (Kaizen in Japanese means “change for the better”), which added incremental cost savings of approximately $800,000 in fiscal 2011 and have reduced our cost basis by approximately $2.2 million since we began this initiative. These initiatives are reducing set-up and production times in addition to reducing the required manufacturing footprint. Throughout fiscal 2011, we increased the sales per production employee by over 15 percent through our Kaizen events by improving our processes and outsourcing tasks which are not core competencies.

In fiscal 2012, we continue to work on enhancing the profitability of our operational platform by focusing on our manufacturing efficiencies, including the lean manufacturing initiative and select outsourcing of high quality components and other cost savings. During the first fiscal quarter of 2012, we enhanced our operating margins by 31.8 percent from 8.5 percent to 11.2 percent when compared to the first fiscal quarter of 2011. In fiscal 2012, our strategic objective is to increase our operating margins to 20 percent.

In addition, during the first quarter of fiscal 2012, we closed our plastic injection molding operations and transitioned this production to an outside vendor.  This change is expected to result in improved margins associated with plastic injection molded products in the latter half of fiscal 2012.

Supply Chain Management – During fiscal 2011, the Company implemented a new enterprise resource planning system on August 1, 2011, as planned. The new system will allow for better planning and real-time information on inventory levels, shipments, sales information and production costs. The system will, once fully utilized, allow for better capacity planning and up-to-date labor cost associated with manufacturing work orders and product cost. In fiscal 2012, we will focus on implementing additional system functionality which will increase our planning and administrative efficiencies.

At October 31, 2011, the Company had 190 days of average cost of sales of inventory on hand utilizing the trailing twelve months’ cost of sales for the period ending October 31, 2011. The 190 days of cost of sales in inventory was favorable to July 31, 2011, by 2 days and 33 days favorable to October 31, 2010, utilizing the trailing twelve months of cost of sales. Days of inventory on hand decreased to 190 days as of October 31, 2011 due to the Company’s ability to better manage inventory levels in regard to new product launches.  We experienced an increase in backorders to approximately $500,000 at the end of the first quarter as we rebalanced our inventories.  We believe that the continued implementation of our lean initiatives throughout our production, inventory management and shipping processes will contribute to us achieving world class service levels as the Company moves forward.

Index

Human Resource Rationalization – The Company has placed significant focus on increasing the productivity of its work force for several years.  Redeployment of human resources to more efficient ends have been made possible by the introduction of manufacturing efficiencies in certain product lines, the implementation of improvements in our enterprise-wide information system, the implementation of a manufacturing resource planning system and supply chain management and related consolidations and the shift from direct sales of certain neurosurgery products in the U.S. to the sales of these same products through marketing partners. This hiring strategy has continued through the first fiscal quarter of 2012, and certain positions are only added based upon a resource need or a replacement hire. At October 31, 2011, our head count was 335 as compared with 344 at July 31, 2011, a decrease of approximately 2.6 percent, while our sales grew 12.0 percent as compared to the same fiscal quarter last year. However, the business is currently budgeted at 360 employees.

Cash Management – The Company has been focused on its debt level, which it reduced to $898,000 as of October 31, 2011, and intends to continue to monitor and reduce its leverage by focusing on the reduction in days sales in accounts receivable and where appropriate, the increase in days in accounts payable. During the fiscal quarter ended October 31, 2011, the Company improved its leverage ratio to 1.7 percent from 2.0 percent at July 31, 2011. In fiscal 2012, the Company intends to pay off its remaining debt and solidify its cash position.

Accelerate Growth through:

Research and Development (“R&D”) – The Company is utilizing its R&D efforts to drive the Company onto a high growth trajectory, which means simply, new products, in some new categories. In order to focus resources on the most important projects, the Company has decreased its active projects to 20 as of October 31, 2011. The Company showcased the VersaVIT™ and UVE (Ultimate Vit Enhancer™) for use in the vitreoretinal operating rooms at the AAO in October. These new products allow the Company to compete in an estimated $150 million segment of the vitreoretinal market in which we previously did not compete. The remaining two R&D opportunities consist of capital equipment and are currently being re-assessed.  In fiscal 2012, our objective is to continue to increase our new product sales and to commercialize two of these three high priority R&D projects.

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

Improve Sales Force Productivity:

The professionalism and productivity of the Company’s sales force is one of its assets. Significant effort was made in the last fiscal year to align the incentives and promotional direction of the sales force with those of the Company. This change resulted in enhanced productivity during fiscal 2011 which we expect to continue into fiscal 2012.

Index

Demand Trends

The Company’s sales increased 12.0 percent during the first three months of fiscal 2012 compared with the first three months of fiscal 2011.  The two most significant factors impacting this increase were an additional $799,000 in ophthalmology sales and a $950,000 increase in OEM sales during the first three months of fiscal 2012 (including $398,000 in deferred revenue).  These increases were partially offset by a $301,000 decrease in other sales due to the transition of the majority of our neurosurgery product sales to our marketing partners.  Overall sales of our capital equipment in the first three months of fiscal 2012 declined by $91,000, or 4.4 percent, compared with the first three months of fiscal 2011.  However, the sales of our disposable products grew $1.1 million, or 11.2 percent, in the first three months of fiscal 2012 as compared to the first three months of fiscal 2011.

A study performed by Market Scope in February 2011 predicts a steady growth of 3.6 percent per year in retinal procedures worldwide driven by increases in the elderly population worldwide, the number of surgeons, the number of diseases treated with vitrectomy and the frequency of diabetic complications due to the obesity epidemic. We estimate that the vitreoretinal market grew approximately 7 percent to $935 million in 2011.

Neurosurgical procedures on a global basis continue to rise at an estimated 2 to 3 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors.  Based upon this growth in procedures, sales of neurosurgical products are forecasted to increase by 4 percent.

In addition, the demand for high quality, innovative products and new technologies consistent with the Company’s devices and disposables will continue to favorably impact procedure growth in the ophthalmic and neurosurgical markets.

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

Results Overview

During the fiscal quarter ended October 31, 2011, the Company recorded net sales of $13.5 million, which generated $7.9 million in gross profit, operating income of $1.5 million and income from continuing operations of approximately $1.2 million, or $0.05 earnings per share. In addition, the Company experienced a net loss from discontinuing the operations of its plastic injection molding operations of $382,000, or $0.02 earnings per share.  The Company had $13.7 million in cash and $898,000 in interest-bearing debt as of October 31, 2011. Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months.

Index

Results of Operations

Three-Month Period Ended October 31, 2011 Compared to Three-Month Period Ended October 31, 2010

Net Sales

The following table presents net sales by category (dollars in thousands):

	Three Months Ended
	October 31, 2011	October 31, 2010	% Increase (Decrease
Ophthalmic	$8,762	$7,963	10.0%
OEM(1)	4,544	3,594	26.4%
Other(2)	199	500	(60.2%)
Total	$13,505	$12,057	12.0%
________
(1)
Revenues from OEM represent sales of electrosurgery generators, disposable ultrasonic tips and related accessories, disposable bipolar forceps and related accessories, and royalties along with certain laser probes to Stryker, Codman and Iridex.  In addition, deferred revenues of $398,000 from Codman and Alcon are included in this category for the first fiscal quarter of 2012.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales grew 10.0 percent in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Domestic and international ophthalmic sales increased 15.3 percent and 3.4 percent in the first quarter of fiscal 2012, respectively, primarily due to increased sales of disposable products.  Other sales decreased $301,000 in the first quarter of fiscal 2012, or 61.7 percent, in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This decline in other sales was the result of the transition of the majority of our direct neurosurgery distribution to Codman and Stryker under marketing partner agreements.  OEM sales increased by $950,000 in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. Total OEM sales rose 26.4 percent to $4.5 million in the first quarter of fiscal 2012 (including $398,000 of deferred revenue recognized) compared with $3.6 million in the first quarter of fiscal 2011.

The increase in sales in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily due to increased ophthalmic disposable and OEM sales.  Sales of capital equipment in the first quarter of fiscal 2012 declined by $91,000, or 4.4 percent, compared with the first quarter of fiscal 2011.  However, the sales of our disposable products grew $1.1 million, or 11.2 percent, in the first quarter of fiscal 2012 as compared to the first fiscal quarter fiscal 2011.

The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended
	October 31, 2011	October 31, 2010	% Increase (Decrease)
Domestic (including Marketing Partner and OEM sales)	$9,801	$8,451	16.0%
International (including Canada)	3,704	3,606	2.7%
Total	$13,505	$12,057	12.0%

Domestic sales increased 16.0 percent in the first quarter of fiscal 2012 due to increases in ophthalmic and OEM sales which are recorded as domestic sales.  International sales increased 2.7 percent in the first quarter of fiscal 2012 as the increase in international ophthalmology sales of 3.4 percent offset the decline in international neurosurgery.

Index

Gross Profit

Gross profit as a percentage of net sales was 58.6 percent in the first quarter of fiscal 2012 compared to 58.3 percent for the same period in fiscal 2011.  Gross profit as a percentage of net sales for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 increased 0.3 percentage points due to the impact of the improved margins on our ophthalmology products and the recognition of deferred revenue from our OEM partners, partially offset by the margin impact of the mix of OEM sales.  The Company continues to realize incremental savings from the lean manufacturing initiative and develop our internal resources to expand the initiative throughout the entire organization.

Operating Expenses

	Three Months Ended
(dollars in thousands)	October 31, 2011		October 31, 2010
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research and development expenses	$790	5.8%	$719	6.0%
Sales and marketing expenses	3,076	22.8%	3,023	25.0%
General and administrative	2,538	18.8%	2,252	18.7%

Research and development expenses (“R&D”) as a percentage of net sales was 5.8 percent and 6.0 percent for the first quarter of fiscal 2012 and 2011, respectively. R&D costs increased $71,000 in the first quarter of fiscal 2012 compared to the same period in fiscal 2011.  The Company’s pipeline included approximately 20 active projects in various stages of completion as of October 31, 2011.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers, and reflects the Company’s R&D budget. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 5 to 7 percent of net sales over the next few years.

Sales and marketing expenses remained relatively flat at approximately $3.1 million, or 22.8 percent of net sales, for the first fiscal quarter of 2012 compared to $3.0 million, or 25.0 percent of net sales, for the first fiscal quarter of 2011.

General and administrative expenses increased by approximately $286,000 to $2.5 million, or 18.8 percent of net sales, in the first fiscal quarter of 2012 compared to $2.3 million, or 18.7 percent of net sales, for the first fiscal quarter of 2011. The increase in general and administrative expenses as a percentage of net sales was primarily due to additional employees required to manage the implementation our lean of manufacturing and quality improvement initiatives.

Other Income/(Expenses)

Other expense for the first quarter of fiscal 2012 decreased to $6,000 compared to an expense of $55,000 for the first quarter of fiscal 2011, primarily due to lower interest expense on a reduced level of debt.

Operating Income, Income Taxes and Net Income

Operating income for the first quarter of fiscal 2012 was up $479,000 to $1.5 million, as compared to the comparable 2011 fiscal period. The higher operating income was primarily the result of a 12.0 percent increase in sales (including $398,000 in deferred revenue) partially offset by a 11.1 percent increase in cost of sales, a 9.9 percent increase in R&D expenses and a 12.7 percent increase in general and administrative expenses.

The Company recorded a $353,000 tax provision on pre-tax income of $1.5 million, a 23.5 percent tax provision, in the quarter ended October 31, 2011.  In the quarter ended October 31, 2010, the Company recorded a $342,000 tax provision on pre-tax income of $978,000, a 35.0 percent tax provision.  The decrease in the effective tax rate was primarily due to the increase in the production deduction from 6 percent to 9 percent and the impact of the Company’s state tax planning strategies.

Index

Income from continuing operations increased by $517,000 to $1.2 million for the first quarter of fiscal 2012 from $636,000 for the same period in fiscal 2011. The increase in net income was primarily from the 12.0 percent increase in sales generating $889,000 in additional gross profit margin and the lower tax rate.  Basic and diluted earnings per share from continuing operations for the first quarter of fiscal 2012 increased to $0.05 from $0.03 for the first quarter of fiscal 2011.  Basic weighted average shares outstanding increased from 24,782,913 at October 31, 2010, to 24,971,034 at October 31, 2011.

The Company also experienced a $382,000 loss in the first quarter of fiscal 2012, or $0.02 basic and diluted earnings per share as compared to $3,000 for the quarter ended October 31, 2010, from the discontinued operations of its plastic injection molding operations.  Net income was $771,000, or $0.03 basic and diluted earnings per share.

Liquidity and Capital Resources

The Company had approximately $13.7 million in cash and $898,000 in interest-bearing debt as of October 31, 2011.

Working capital, including the management of inventory and accounts receivable, is a key management focus. At October 31, 2011, the Company had an average of 67 days of sales outstanding utilizing the trailing twelve months’ sales for the period ended October 31, 2011. The 66 days of sales outstanding at October 31, 2011, was 6 days favorable to July 31, 2011, and 3 days unfavorable when compared to October 31, 2010, utilizing the trailing twelve months of sales.

At October 31, 2011, the Company had 190 days of average cost of sales in inventory on hand utilizing the trailing twelve months’ cost of sales for the period ended October 31, 2011.  The 190 days of cost of sales in inventory was favorable to July 31, 2011, by 2 days and 33 days favorable to October 31, 2010, utilizing the trailing twelve months of cost of sales. Days of inventory on hand decreased to 190 days as of October 31, 2011 due to the Company’s ability to better manage inventory levels in regard to new product launches. We experienced an increase in backorders to approximately $500,000 at the end of the first quarter as we rebalanced our inventories.  We believe that the continued implementation of our lean initiatives throughout our production, inventory management and shipping processes will contribute to us achieving world class service levels as the Company moves forward.

Cash flows used by operating activities were $3.6 million for the three months ended October 31, 2011 compared to cash flows provided by operating activities of approximately $220,000 for the comparable fiscal 2011 period. The decrease of $3.8 million was primarily attributable to the net decrease in income taxes payable of $5.8 million.  This decrease was due to the payment of taxes in the first quarter of fiscal 2012 on the remaining deferred revenue from the Alcon settlement.  In addition, prepaid expenses, deferred revenue, accrued expenses and other decreased $972,000 during the first three months of fiscal 2012, partially offset by increases in income from continuing operations, net receivables, inventory accounts payable and other by approximately $3.0 million.

Cash flows used by investing activities were $907,000 for the three months ended October 31, 2011, compared to cash provided by investing activities of $335,000 for the comparable fiscal 2011 period. During the three months ended October 31, 2011, cash additions to property and equipment were $802,000, compared to $276,000 during the three months ended October 31, 2010. The additions to property and equipment were primarily an investment in equipment necessary to keep up with the growing disposable OEM sales demand.

Cash flows used in financing activities were $142,000 for the three months ended October 31, 2011, compared to cash used in financing activities of $63,000 for the three months ended October 31, 2010.

The Company had the following committed financing arrangements as of October 31, 2011, but had no borrowings thereunder:

Index

Revolving Credit Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of October 31, 2011, interest under the facility was charged at 2.25 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at October 31, 2011. Outstanding amounts, if any, are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2011, to extend the termination date through November 30, 2013.

The facility has two financial covenants:  a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 31, 2011, the Company’s leverage ratio was 0.86 times and the fixed charge coverage ratio was 1.78 times. Collateral availability under the line as of October 31, 2011, was approximately $8.6 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit:   Under this credit facility, the Company may borrow up to $1.0 million, with interest currently charged at one-month LIBOR plus 3.0 percent. Under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of October 31, 2011. The equipment line of credit was amended on November 30, 2011, to extend the maturity date to November 30, 2013.

Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months.  In addition, the remaining deferred revenue from the Alcon settlement will flow through our statement of income over approximately the next fifteen years.  However, as the cash has already been collected, it will not impact our future liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended July 31, 2011.

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

Index

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

Critical Accounting Policies

The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2011.  In the first three months of fiscal 2012, there were no changes to the significant accounting policies.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $13.7 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 70 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 35 basis points would decrease the amount of interest income from these funds by approximately $48,000.

The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at October 31, 2011, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at October 31, 2011, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these two facilities.

Additionally, the Company has exposure to non-U.S. currency fluctuations through export sales to international accounts. As only approximately 10 percent of our sales revenue is denominated in non-U.S. currencies, we estimate that a change in the relative strength of the dollar to non-U.S. currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to non-U.S. currency.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2011. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2011, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Index

Changes in Internal Control over Financial Reporting

In August 2011, we began processing financial transactions on a newly implemented enterprise resource planning system.  This change of systems is designed to streamline and integrate our production planning, manufacturing and financial processes by reducing the number of platforms used to record and report information, improve efficiency by reducing the amount of manual activity, and improve the control environment by strengthening our financial policies, processes and systems.

During the fiscal quarter ended October 31, 2011, there was no change, including the change noted above, in the Company’s internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1 — Legal Proceedings

From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.  If a loss is not probable, a liability is not recorded.  As of October 31, 2011, the Company has no litigation reserve recorded.

Item 1A — Risk Factors

The Company’s business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011. In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — [Removed and Reserved]

Item 5 — Other Information

(a)	None.
(b)
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

Index

Trademark Acknowledgements

Malis, the Malis waveform logo, Bident, Gentle Gel and the Finest Energy Source Available for Surgery are our registered trademarks. Synergetics, the Synergetics’ logo, Photon, Photon I, Photon II, P1, P2, DualWave, COAG, Advantage, Burst, Microserrated, Microfiber, Solution, TruCurve, Directional Laser Probe, I-Pack, Extendable Directional Laser Probe, Inverted Directional Laser Probe, Maxillum, Corona, Syntrifugal, Bi-Safe, Synerlite, Apex, Synerport, Featherlite, FullView, TruMicro, DDMS, Kryoptonite, Diamond Black, Bullseye, One-Step, Pinnacle, Barracuda, aXcess, Flexx, Lumen, Lumenators, Versa, VersaPACK, Veritas and Vivid product names are our trademarks. All other trademarks or tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC.
(Registrant)

December 12, 2011	/s/ David M. Hable
David M. Hable, President and Chief Executive Officer (Principal Executive Officer)

December 12, 2011	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)