Form 10-Q
period 2012-01-31
SYNERGETICS USA INC
filed 2012-03-12
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of March 8, 2012 was 25,177,546 shares.

SYNERGETICS USA, INC.

Signatures	32

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

Index

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of January 31, 2012 (Unaudited) and July 31, 2011
(Dollars in thousands, except share data)

	January 31, 2012	July 31, 2011
Assets
Current Assets
Cash and cash equivalents	$13,930	$18,399
Accounts receivable, net of allowance for doubtful accounts of $297 and $282, respectively	10,516	11,148
Inventories	13,393	12,082
Income taxes refundable	31	--
Prepaid expenses	1,199	961
Deferred income taxes	935	792
Assets held for sale	---	868
Total current assets	40,004	44,250
Property and equipment, net	8,961	8,561
Intangible and other assets
Goodwill	10,661	10,660
Other intangible assets, net	11,535	11,792
Deferred income taxes	4,551	4,915
Patents, net	1,146	1,050
Cash value of life insurance	82	82
Total assets	$76,940	$81,310
Liabilities and stockholders’ equity
Current Liabilities
Current maturities of long-term debt	$741	$1,053
Accounts payable	2,343	1,567
Accrued expenses	2,610	3,193
Income taxes payable	--	6,233
Deferred revenue	1,288	540
Total current liabilities	6,982	12,586
Long-Term Liabilities
Deferred revenue	16,461	18,060
Total long-term liabilities	16,461	18,060
Total liabilities	23,443	30,646
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock at January 31, 2012 and July 31, 2011, $0.001 par value, 50,000,000 shares authorized; 25,177,546 and 24,970,884 shares issued and outstanding, respectively	25	25
Additional paid-in capital	25,886	25,598
Retained earnings	27,590	24,952
Accumulated other comprehensive income:
Foreign currency translation adjustment	(4)	89
Total stockholders’ equity	53,497	50,664
Total liabilities and stockholders’ equity	$76,940	$81,310

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three and Six Months Ended January 31, 2012 and 2011
(Dollars in thousands, except share and per share data)

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Six Months Ended January 31, 2012		Six Months Ended January 31, 2011
Net sales	$15,080	$13,278		$28,585	$25,354
Cost of sales	6,108	5,548		11,696	10,605
Gross profit	8,972	7,730		16,889	14,749
Operating expenses
Research and development	923	986		1,713	1,705
Sales and marketing	2,906	2,734		5,983	5,757
General and administrative	2,525	2,176		5,063	4,427
	6,354	5,896		12,759	11,889
Operating income	2,618	1,834		4,130	2,860
Other income (expenses)
Investment income	9	28		23	60
Interest expense	(15)	(65)		(33)	(145)
Loss on sale of product line	--	(99)		--	(99)
Miscellaneous	(4)	(4)		(6)	(11)
	(10)	(140)		(16)	(195)
Income from continuing operations before provision for income taxes	2,608	1,694		4,114	2,665
Provision for income taxes	741	378		1,094	719
Income from continuing operations	$1,867	$1,316		$3,020	$1,946
(Income) loss from discontinued operations, net of income tax (provision) benefit of $193 and ($2), respectively	--	(4)		382	(7)
Net income	$1,867	$1,320		$2,638	$1,953
Earnings per share:
Basic
Income from Continuing Operations	$0.07	$0.05		$0.12	$0.08
Loss from Discontinued Operations	$0.00	$0.00	$	(0.02)	$0.00
Net Income	$0.07	$0.05		$0.10	$0.08
Diluted
Income from Continuing Operations	$0.07	$0.05		$0.12	$0.08
Loss from Discontinued Operations	$0.00	$0.00	$	(0.02)	$0.00
Net Income	$0.07	$0.05		$0.10	$0.08
Basic weighted average common shares outstanding	25,085,296	24,937,463		25,028,165	24,860,188
Diluted weighted average common shares outstanding	25,280,449	25,074,230		25,200,831	24,977,399

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Synergetics USA Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended January 31, 2012 and 2011
(Dollars in thousands, except share data)

	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011
Cash Flows from Operating Activities
Net income	$2,638	$1,953
Plus: (Income) loss from discontinued operations – net of tax	382	(7)
Income from continuing operations	3,020	1,946
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	570	509
Amortization	324	343
Provision for doubtful accounts receivable	--	(16)
Stock-based compensation	275	161
Deferred income taxes	221	2
Loss on sale of product line	--	99
Gain on sale of equipment	--	50
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	617	64
Inventories	(1,361)	(1,907)
Prepaid expenses	(258)	(158)
Income taxes refundable	(31)	(422)
(Decrease) increase in:
Accounts payable	804	155
Accrued expenses	(428)	(406)
Deferred revenue	(851)	305
Income taxes payable	(6,039)	(11)
Net cash (used in) provided by continuing operating activities	(3,137)	714
Net cash (used in) provided by discontinued operations	34	(32)
Net (used in) provided by operating activities	(3,103)	682
Cash Flows from Investing Activities
Proceeds from sale of equipment	--	11
Purchase of property and equipment	(983)	(949)
Acquisition of patents and other intangibles	(162)	(140)
Net cash used in continuing investing activities	(1,145)	(1,078)
Net cash used in discontinued operations	--	(236)
Net cash used in investing activities	(1,145)	(1,314)
Cash Flows from Financing Activities
Principal payments on revenue bonds payable	--	(58)
Payment on debt incurred for acquisition of trademark	(313)	(295)
Tax benefit associated with the exercise of non - qualified stock options	8	97
Proceeds from the issuance of common stock	5	152
Net cash used in financing activities	(300)	(104)
Foreign exchange rate effect on cash and cash equivalents	79	(14)
Net decrease in cash and cash equivalents	(4,469)	(750)
Cash and cash equivalents
Beginning	18,399	18,669
Ending	$13,930	$17,919

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

       Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2011, and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 11, 2011 (the “Annual Report”).

    Reclassifications:   Certain reclassifications have been made to the prior quarter’s quarterly financial statements to conform to the current quarter’s presentation with respect to the plastic injection molding operations being classified as discontinued.

Note 2.  Discontinued Operations

    In September 2011, the Company adopted a plan to close its plastic injection molding operations and has transitioned this production to an outside vendor.  During the Company’s first quarter of fiscal 2012, substantially all operational activities of this unit were discontinued and the Company classified them as discontinued operations.  The Company completed the sale of these assets prior to the end of its fiscal second quarter.  The assets included in the disposal group were primarily equipment.  The following table summarizes the results of the discontinued operations for the first half of fiscal 2012 and 2011 (dollars in thousands):

Index

	For Six Months Ended January 31, 2012	For Six Months Ended January 31, 2011
Net Sales	$23	$24
Operating costs	(191)	15
Impairment, restructuring and other charges	(253)	--
Write-off of goodwill	(29)	--
Estimated loss on sale of fixed assets	(125)	--
Gain (loss) from discontinued operations before benefit (provision) for income taxes	(575)	9
Income tax benefit (provision)	193	(2)
(Loss) gain from discontinued operations	$(382)	$7

Note 3.  Comprehensive Income

    Comprehensive income was $1,803,000 and $2,545,000 for the three and six months ended January 31, 2012, respectively.  Comprehensive income was $1,226,000 and $1,985,000 for the three and six months ended January 31, 2011, respectively.  The Company’s only component of other comprehensive income is the foreign currency translation adjustment.

Note 4. Summary of Significant Accounting Policies

 Deferred revenue:  During the second quarter of fiscal 2011, the Company received a payment from Codman & Shurtleff, Inc. (“Codman”), a marketing partner, to establish exclusivity on certain electrosurgical generator products and accessories.  Revenue from the payment has been deferred and is being amortized over the expected term of the agreement.  The Company recognized $131,000 and $266,000 of this deferred revenue for the three and six months ended January 31, 2012, respectively.  In addition, included in deferred revenue is an amount the Company received pursuant to a Confidential Settlement and License Agreement with Alcon, Inc. (“Alcon”).  This payment is accounted for as an up-front licensing fee.  Recognition of the revenue pursuant to this agreement has been deferred and is being recognized over a period of up to fifteen years based upon estimated shipments to Alcon under a related Supply Agreement executed pursuant to the settlement.  The Company recognized $322,000 and $585,000 of this deferred revenue for the three and six months ended January 31, 2012, respectively.

    The Company’s significant accounting policies are disclosed in the Annual Report. In the first six months of fiscal 2012, no significant accounting policies were changed.

Note 5. Marketing Partner Agreements

       The Company sells most of its electrosurgery generators and a portion of its neurosurgery instruments and accessories to two U.S.-based national and international marketing partners as described below:

Codman

        In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 25 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson.  On April 2, 2009, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories, effective January 1, 2009.  In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.  Both agreements expired on December 31, 2011 and have renewed for three years.  In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the bipolar generators and related disposables and accessories.

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

       Total sales to Codman and its respective percent of the Company’s net sales in the three and six months ended January 31, 2012 and 2011, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows (dollars in thousands):

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011
Net Sales	$2,657	$2,434	$4,878	$4,540
Percent of net sales	17.6%	18.3%	17.1%	17.9%

Stryker Corporation (“Stryker”)

       The Company supplies a lesion generator used for minimally invasive pain treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the Company negotiated a one-year extension to the agreement through December 31, 2010 and increased the minimum purchase obligation to 300 units per year for the remaining contract period.  The Company is in the process of negotiating an extension to the agreement.

        On April 1, 2010, the Company entered into an additional strategic agreement with Stryker including the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® ultrasonic aspirator product line.  In the second quarter of fiscal 2011, the Company recorded a $99,000 loss on the sale of this product line, as certain receivables from the Company’s former non-U.S. distributors were deemed uncollectible.  In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the ultrasonic aspirator console and handpieces and to pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator products.  The agreement has been extended through March 31, 2016.

        Total sales to Stryker and its respective percent of the Company’s net sales in the three and six months ended January 31, 2012, and 2011, including the historical sales of pain control generators, and accessories that the Company has supplied in the past, as well as the disposable ultrasonic instrument tips sales and certain other consumable products resulting from the new agreements, were as follows (dollars in thousands):

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011
Net Sales	$2,884	$1,997	$4,838	$3,357
Percent of net sales	19.1%	15.0%	16.9%	13.2%

No other customer comprises more than 10 percent of sales in any given quarter.

Index

Note 6. Stock-Based Compensation

Stock Option Plans

        The following table provides information about stock-based awards outstanding at January 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding beginning of period	517,029	$2.68	$2.16
For the period August 1, 2011 through January 31, 2012
Granted	235,734	$6.21	$4.75
Forfeited	--	--	--
Exercised	4,590	$1.09	$0.91
Options outstanding, end of period	748,173	$2.98	$3.80

Options exercisable, end of period	415,471	$2.70	$2.17

        During the second quarter of fiscal 2012, there were options to purchase 60,000 shares of Common Stock granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service.  Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed, or re-elected to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. These options vest pro-ratably on a quarterly basis over the next year of service on the Board.  The Company recorded $23,000 of compensation expense for the three months ended January 31, 2012 with respect to these options.  The Company recorded $23,000 and $59,000 of compensation expense for the three and six months ended January 31, 2012, respectively, for previously granted options.

        During the second quarter of fiscal 2012 there were options to purchases 175,734 shares of Common Stock granted to the officers of the Company.  These options were granted in conjunction with the Company’s annual review of compensation as of August 1, 2011 and vest on a quarterly basis over the next five years of service. The Company recorded $13,000 of compensation expense for three months ended January 31, 2012 related to these options.  In addition, the Company recorded $17,000 and $37,000 of compensation expense for the three and six months ended January 31, 2012, respectively, for previously granted options.

       The Company expects to issue new shares as options are exercised. As of January 31, 2012, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $249,000 for the remainder of fiscal 2012, $340,000 in fiscal 2013, $227,000 in fiscal 2014, $216,000 in fiscal 2015, $179,000 in fiscal 2016 and $66,000 in fiscal 2017.

       The fair value of all options granted during the second fiscal quarter of 2012 was determined at the date of the grant using the Black-Scholes option-pricing model and the following assumptions:

Expected average risk-free interest rate	1.92%
Expected average life (in years)	10
Expected volatility	71.39%
Expected dividend yield	0.0%

        The expected average risk-free rate is based on the 10 year U.S. treasury yield curve in December 2011.  The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to the vesting schedules, historical exercises and forfeiture patterns.  Expected volatility is based on historical volatilities of the Company’s Common Stock.  The expected dividend yield is based on historical information and management’s plan.

Index

       The intrinsic value of the in-the-money stock options outstanding was $2.2 million and $1.1 million at January 31, 2012 and 2011, respectively.  The intrinsic value of in-the-money exercisable stock options was $903,000 and $824,000 at January 31, 2012 and 2011, respectively.

Restricted Stock Plans

        Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), our Common Stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three-year or five-year vesting period or at the end of the third or fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. As of January 31, 2012, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. The cost is expected to be recognized over a weighted average period of four years. The following table provides information about restricted stock grants during the six month period ended January 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2011	330,807	$2.36
Granted	202,072	$6.37
Forfeited	2,000	$2.82
Balance as of January 31, 2012	530,879	$3.88

Note 7. Fair Value Information

        Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.

       The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment or at least annually and recorded at fair value only when impairment is recognized. No impairment indicators existed as of January 31, 2012.

       The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.  The carrying amount of the Company’s notes and long-term debt is estimated to approximate fair value because the variable interest rates or the fixed interest rates are based on estimated current rates offered to the Company for debt with similar maturities.

    The Company also experienced a $382,000 loss from discontinued operations in the first six months of fiscal 2012, or $0.02 basic and diluted earnings per share which included a $29,000 write-off of goodwill and a loss on the sale of fixed assets and inventory of approximately $250,000.

Index

Note 8. Supplemental Balance Sheet Information

Inventories: Inventories as of January 31, 2012 and July 31, 2011 were as follows (dollars in thousands):

	January 31, 2012	July 31, 2011
Raw material and component parts	$6,360	$6,205
Work in progress	1,820	1,185
Finished goods	5,213	4,692
	$13,393	$12,082

Property and Equipment: Property and equipment as of January 31, 2012 and July 31, 2011 were as follows (dollars in thousands):

	January 31, 2012	July 31, 2011
Land	$730	$730
Building and improvements	5,885	5,965
Machinery and equipment	7,133	6,861
Furniture and fixtures	1,173	730
Software	996	363
Construction in progress	363	685
	16,280	15,334
Less accumulated depreciation	7,319	6,773
	$8,961	$8,561

Other Intangible Assets:  Information regarding the Company’s other intangible assets as of January 31, 2012 and July 31, 2011 were as follows (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
	January 31, 2012
Proprietary know-how	$4,057	$1,915	$2,142
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,364	3,470
Patents	1,822	676	1,146
	$17,636	$4,955	$12,681

	July 31, 2011
Proprietary know-how	$4,057	$1,792	$2,265
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,230	3,604
Patents	1,659	609	1,050
	$17,473	$4,631	$12,842

    Goodwill of $10,661,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.

The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended January 31, 2012. Estimated amortization expense on other intangibles for the remaining six months of the fiscal year ending July 31, 2012, and the next four years thereafter is as follows (dollars in thousands):

Index

Amount
Fiscal Year 2012 (remaining 6 months)	$318
Fiscal Year 2013	636
Fiscal Year 2014	636
Fiscal Year 2015	636
Fiscal Year 2016	636

Amortization expense for the three and six months ended January 31, 2012 was $162,000 and $324,000, respectively.

Pledged assets; short and long-term debt (excluding revenue bonds payable):  Short-term debt as of January 31, 2012 and July 31, 2011, consisted of the following:

        Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on January 31, 2012 permits borrowings up to $8.9 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon our leverage ratio. As of January 31, 2012, interest under the facility is charged at 2.25 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at January 31, 2012. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2011, to extend the termination date through November 30, 2013.

        The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of January 31, 2012, the leverage ratio was 0.78 times and the minimum fixed charge coverage ratio was 1.82 times. Collateral availability under the line as of January 31, 2012, was approximately $8.9 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

        Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent.  Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum.  The unused portion of the facility is not charged a fee. There were no borrowings under this facility at January 31, 2012. The equipment line of credit was amended on November 30, 2011, to extend the maturity date to November 30, 2013.

Long-term debt as of January 31, 2012 and July 31, 2011 consisted of the following (dollars in thousands):

	January 31, 2012		July 31, 2011
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.0 percent; remaining balance of $0 including the effects of imputing interest, paid December 15, 2011, collateralized by the Malis® trademark		$--	$313
Settlement obligation to Iridex Corporation, due in annual installments of $800,000 which includes interest at an imputed rate of 8.0 percent; remaining balance of $800,000 including the effects of imputing interest, due April 15, 2012		741	740
Total		$741	$1,053
Less current maturities		741	1,053
Long-term portion	$	---	$--

Index

Deferred revenue: Deferred revenue as of January 31, 2012 and July 31, 2011, consisted of the following (dollars in thousands):

	January 31, 2012	July 31, 2011
Deferred revenue – Alcon settlement	$17,749	$18,334
Deferred revenue – Codman exclusivity	--	266
Total	$17,749	$18,600
Less: Short-term	1,288	540
Long-term portion	$16,461	$18,060

Note 9. Commitments and Contingencies

 Effective January 29, 2009, the Company’s Board of Directors appointed David M. Hable to serve as President and CEO. Also on that date, the Company entered into a change in control agreement with Mr. Hable. On December 9, 2009, the Company entered into a change in control agreement with each of its COO and CSO, which agreements were contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreements were made effective with other compensation changes as of August 1, 2009. On October 12, 2010, the Company entered into a change in control agreement with its CFO, which agreement was contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreement was made effective with other compensation changes as of August 1, 2010.  On March 3, 2011, the Company entered into a change in control agreement with each of its Vice President of Domestic Sales and Vice President of International Sales and Marketing, which agreements were contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreements were made effective with other compensation changes as of August 1, 2010.  The change in control agreements with its executive officers provide that if employment is terminated within one year for cause or disability following a change in control (as each term is defined in the change in control agreements), as a result of the officers’ death, or by the officer other than as an involuntary termination (as defined in the change in control agreements), the Company shall pay the officer all compensation earned or accrued through his or her employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which they are entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).

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

Index

Note 10. Enterprise-wide Sales Information

      Enterprise-wide sales information for the three and six months ended January 31, 2012 and 2011, respectively, consisted of the following (dollars in thousands):

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011
Net Sales
Ophthalmic	$8,906	$7,835	$17,668	$15,799
OEM (1)	5,974	4,857	10,518	8,450
Other (2)	200	586	399	1,105
Total	$15,080	$13,278	$28,585	$25,354
Net Sales
Domestic	$10,940	$9,484	$20,741	$17,954
International	4,140	3,794	7,844	7,400
	$15,080	$13,278	$28,585	$25,354

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable ultrasonic tips and related accessories, disposable bipolar forceps and related accessories, and royalties along with certain laser probes to Stryker, Codman and Iridex Corporation.  In addition, deferred revenues of $453,000 and $851,000 from Codman and Alcon are included in this category for the three and six months ended January 31, 2012, respectively.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

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

Recently Issued

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive nature must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income, either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented.   In December 2011, ASU No. 2011-05 was amended by ASU No. 2011-12 to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments.  All other requirements in ASU No. 2011-05 are not affected.  The provisions of ASU No. 2011-05 are effective for the Company’s reporting periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted, although the Company has not yet adopted ASU 2011-05, and there are no required transition disclosures. The Company does not believe the adoption of ASU 2011-05 will have a material impact on the consolidated financial statements.

Index

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other” (“ASU No. 2011-08”). ASU No. 2011-08 amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU No. 2011-08 are effective for the Company’s reporting periods beginning after December 15, 2011. The Company does not believe the adoption of ASU No. 2011-08 will have a material impact on the consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.

Note 12. Subsequent Events

On February 13, 2012, Alcon informed the Company that Alcon had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement.  However, the Supply Agreement remains in effect and the Company has continuing performance obligations associated with the Supply Agreement.  Therefore, the Company plans on recognizing the remaining deferred revenue associated with the Supply Agreement ratably over the next fourteen years which is the remaining life of the patents and associated Supply Agreement.

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

Index

On April 1, 2010, the Company entered into a definitive agreement with Stryker Corporation (“Stryker”) in conjunction with the acquisition by Stryker of certain assets from Mutoh Co., Ltd. and its affiliates, used to produce the Sonopet Ultrasonic Aspirator control consoles and handpieces (previously marketed under the Omni® brand by Synergetics in the U.S., Canada and several other countries). The agreement included the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® product line. In addition, the agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the Sonopet/Omni® ultrasonic aspirator console and handpieces and pursue certain development projects for new products associated with Stryker’s ultrasonic aspirator products. The agreement has been extended through March 31, 2016.  The Stryker relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes.

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

On April 27, 2010, the Company announced that it had entered into a Settlement and License Agreement with Alcon, Inc. (“Alcon”) pursuant to which Alcon agreed to pay the Company $32.0 million, and the Company agreed to produce certain products for distribution by Alcon. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third fiscal quarter of 2010. The remaining $19.0 million has been accounted for as deferred revenue on the balance sheet. As units are shipped to Alcon under a Supply Agreement entered pursuant to the settlement, the Company was to be paid an incremental transfer price. In addition, the Company recognized a portion of the deferred revenue as the estimate of the total units to be delivered to Alcon over a fifteen year period was revised. The Company recognized $585,000 and $696,000 of this deferred revenue during the first half of fiscal 2012 and the fiscal year ended July 31, 2011, respectively.

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

On November 15, 2011, the Company announced that it plans on improving its ratio of independent directors compared to inside directors so that the governance platform will be in line with corporate best practices and as such Mr. David M. Hable will be the only inside director to stand for re-election at the Company’s Annual Shareholders’ meeting on December 13, 2011.  Mr. Hable was re-elected to the Board of Directors at the Annual Shareholders’ meeting.

On November 30, 2011, the Company extended its revolving credit facility and its equipment line of credit through November 30, 2013.

On February 13, 2012, Alcon informed the Company that Alcon had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement.  Accordingly, the Company revised the recognition period to the remaining life of the patents which is fourteen years.

Index

Summary of Financial Information

 The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY

	Three Months Ended January 31, 2012	Mix	Three Months Ended January 31, 2011	Mix
Ophthalmic	$8,906	59.1%	$7,835	59.0%
OEM (1)	5,974	39.6%	4,857	36.6%
Other (2)	200	1.3%	586	4.4%
Total	$15,080		$13,278

	Six Months Ended January 31, 2012	Mix	Six Months Ended January 31, 2011	Mix
Ophthalmic	$17,668	61.8%	$15,799	62.3%
OEM (1)	10,518	36.8%	8,450	33.3%
Other (2)	399	1.4%	1,105	4.4%
Total	$28,585		$25,354

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable ultrasonic tips and related accessories, disposable bipolar forceps and related accessories, and royalties along with certain laser probes to Stryker, Codman and Iridex Corporation (“Iridex”).  In addition, deferred revenues of $453,000 and $851,000 from Codman and Alcon are included in this category for the three and six months ended January 31, 2012, respectively.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

The increase in sales for the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 was primarily due to an increase of $1.1 million in ophthalmic sales and a $1.1 million increase in OEM sales (including $453,000 of deferred revenue recognized), partially offset by a $386,000 decrease in our other sales, primarily due to the transition of the majority of our neurosurgery product sales to our marketing partners.

RESULTS OF OPERATIONS
 (Dollars in Thousands, except for per share amounts)

	Three Months Ended January 31, 2012	Three Months Ended January 31,2011	Increase (Decrease)
Net Sales	$15,080	$13,278	13.6%
Gross Profit	8,972	7,730	16.1%
Gross Profit Margin %	59.5%	58.2%	2.2%
Commercial Expenses
Research and Development	923	986	(6.4%)
Sales and Marketing	2,906	2,734	6.3%
General and Administrative	2,525	2,176	16.0%
Operating Income	2,618	1,834	42.7%
Operating Margin	17.4%	13.8%	26.1%
EBITDA (1)	3,065	2,153	42.4%
Income from Continuing Operations	1,867	1,316	41.9%
Net Income	1,867	1,320	41.4%
Earnings per share from Continuing Operations	$0.07	$0.05	40.0%
Earnings per share	$0.07	$0.05	40.0%
Operating return on average equity (1)	3.6%	2.9%	24.1%
Operating return on average assets (1)	2.5%	1.8%	38.9%

Index

	Six Months Ended January 31, 2011	Six Months Ended January 31, 2011	Increase (Decrease)
Net Sales	$28,585	$25,354	12.7%
Gross Profit	16,889	14,749	14.5%
Gross Profit Margin %	59.1%	58.2%	1.5%
Commercial Expenses
Research and Development	1,713	1,705	0.5%
Sales and Marketing	5,983	5,757	3.9%
General and Administrative	5,063	4,427	14.4%
Operating Income	4,130	2,860	44.4%
Operating Margin	14.4%	11.3%	27.4%
EBITDA (1)	5,041	3,662	37.7%
Income from Continuing Operations	3,020	1,946	55.2%
Net Income	2,638	1,953	35.1%
Earnings per share from Continuing Operations	$0.12	$0.08	50.0%
Earnings per share	$0.10	$0.08	25.0%
Operating return on average equity (1)	5.8%	4.3%	34.9%
Operating return on average assets (1)	3.9%	2.8%	39.3%

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

Reconciliation of Non-GAAP Financial Measures

EBITDA Reconciliation	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011
Income from Continuing Operations	$1,867	$1,316
Interest	15	65
Income taxes	741	378
Depreciation	280	247
Amortization	162	147
EBITDA	$3,065	$2,153

EBITDA Reconciliation	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011
Income from Continuing Operations	$3,020	$1,946
Interest	33	145
Income taxes	1,094	719
Depreciation	570	509
Amortization	324	343
EBITDA	$5,041	$3,662

Index

Operating Return on Average Equity Calculation	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011
Income from Continuing Operations	$1,867	$1,316
Average Equity
January 31, 2012	53,497
October 31, 2011	51,516
January 31, 2011		46,621
October 31, 2010		45,167
Average Equity	52,507	45,894
Operating Return on Average Equity	3.6%	2.9%

Operating Return on Average Equity Calculation	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011
Income from Continuing Operations	$3,020	$1,946
Average Equity
January 31, 2012	53,497
October 31, 2011	51,516
July 31, 2011	50,664
January 31, 2011		46,621
October 31, 2010		45,167
July 31, 2010		44,226
Average Equity	51,892	45,338
Operating Return on Average Equity	5.8%	4.3%

Operating Return on Average Assets Calculation	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011
Income from Continuing Operations	$1,867	$1,316
Interest	15	65
Net Income + Interest	$1,882	$1,381
Average Assets
January 31, 2012	76,940
October 31, 2011	75,671
January 31, 2011		75,270
October 31, 2010		74,143
Average Assets	76,306	74,707
Operating Return on Average Assets	2.5%	1.8%

Operating Return on Average Assets Calculation	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011
Income from Continuing Operations	$3,020	$1,946
Interest	33	145
Net Income + Interest	$3,053	$2,091
Average Assets
January 31, 2012	76,940
October 31, 2011	75,671
July 31, 2011	81,310
January 31, 2011		75,270
October 31, 2010		74,143
July 31, 2010		73,095
Average Assets	77,974	74,169
Operating Return on Average Assets	3.9%	2.8%

Index

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

Results Overview

 Product categories as a percentage of total sales were as follows:

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011
Ophthalmic	59.1%	59.0%	61.8%	62.3%
OEM	39.6%	36.6%	36.8%	33.3%
Other	1.3%	4.4%	1.4%	4.4%
Total	100.0%	100.0%	100.0%	100.0%

 International revenues represent $4.1 million, or 27.5 percent, of our total revenues for the three months ended January 31, 2012, as compared to $3.8 million, or 28.6 percent, for the three months ended January 31, 2011.  International revenues represent $7.8 million, or 27.4 percent, of our total revenues for the six months ended January 31, 2012, as compared to $7.4 million, or 29.2 percent, for the six months ended January 31, 2011.  Many of the products we sell to our marketing partners and OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.

Our Business Strategy

 The Company’s key strategy is to enhance shareholder value through profitable revenue growth in ophthalmology and neurosurgery markets. This is accomplished through the identification and development of reusable and disposable devices in conjunction with leading surgeons and marketing partners. We are committed to establishing a strong operational infrastructure and financial foundation within which growth opportunities can be prudently evaluated, financed and implemented. We will remain vigilant and sensitive to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. In fiscal 2012, our strategic priorities are to drive accelerating growth in ophthalmology business, manage our neurosurgery and OEM businesses for stable growth and strong cash flows, deliver improved profitability through our lean initiatives and demonstrate solid financial performance.

Index

Drive Accelerating Growth in our Ophthalmology Business

We are focused on expanding our product platform into larger and faster-growing segments of the vitreoretinal device market.  Thus, we have focused our internal research and development efforts on developing innovative technologies that will enable Synergetics to enhance its value to the vitreoretinal community.  We are also seeking business development opportunities to augment and complement our existing ophthalmic franchise.  In addition, we are implementing several focused initiatives to capitalize on our recent new product introductions such as the VersaPACKTM, the VersaVITTM, and the Ultimate Vit EnhancerTM and capitalize on the current competitive environment. Finally, we are improving our sales force productivity.  In the U.S. we are focused on enhancing our compensation programs to target the appropriate mix of product and rigorous development of our sales force capabilities through enhanced training and customer relationship management.  In the international markets, we are working to optimize our sales capabilities and distribution infrastructure.

Manage our Neurosurgery and OEM Business for Stable Growth and Strong Cash Flows

We have multi-year contracts established with our two largest OEM customers, Codman and Stryker.  These relationships provide high visibility within the neurosurgery markets and allow us to achieve attractive operating margins.  We provide best-in-class technologies with our electrosurgical generator being distributed by Codman and our ultrasonic aspirator disposables being distributed by Stryker.  We are working with both of these OEM customers to provide product line iterations to maintain their technological advantages.  We also work with other select potential OEM customers to develop relationships which would continue to enhance our OEM platform growth and profitability that complement our strategic focus.  Mobius TherapeuticsTM, LLC (“Mobius”), a St. Louis-based ophthalmic pharmaceutical company, received final approval from U.S. Food and Drug Administration for its platform product, Mitosol®, which will be used in glaucoma surgery.  Synergetics will be packaging this product for Mobius.

Deliver Improved Profitability through our Lean Initiatives

We have been developing comprehensive company-wide initiatives aimed at creating a more efficient operating platform.  We have hired a highly skilled and experienced team to implement lean systems proven to deliver higher service levels, reduced manufacturing downtime and improved supply chain management.  This lean mindset now permeates our corporate culture, including manufacturing, human resources, finance and administration.  In addition, the implementation of our new Enterprise Resource Planning (“ERP”) system in August 2011 went smoothly and improvements throughout the organization are expected to emerge as we optimize the ERP system.  Based on these improvements, we expect gross profit margins to continue to increase with our short-term objective being realizing gross profit margins of sixty percent by the end of fiscal 2012.

Demonstrate Solid Financial Performance

In the short and long-term, we expect to continue to deliver a growing revenue stream and earnings objectives.  We also will enhance our working capital usages by employing both our new lean philosophy and our new ERP system to drive more cash flow from the business.  We will prudently manage our capital structure to allow for additional growth opportunities and optimal cash deployment.

Demand Trends

The Company’s sales increased 12.7 percent during the first six months of fiscal 2012, compared with the first six months of fiscal 2011.  The two most significant factors impacting this increase were an additional $1.9 million in ophthalmology sales and a $2.1 million increase in OEM sales during the first six months of fiscal 2012 (including $851,000 in deferred revenue).  These increases were partially offset by a $706,000 decrease in other sales due to the transition of the majority of our neurosurgery product sales to our marketing partners.  Overall sales of our capital equipment in the first six months of fiscal 2012 increased by $132,000, or 2.9 percent, compared with the first six months of fiscal 2011.  However, the sales of our disposable products grew $2.2 million, or 10.8 percent, in the first six months of fiscal 2012, as compared to the first six months of fiscal 2011.

Index

 A study performed by Market Scope in February 2011 predicts a steady growth of 3.6 percent per year in retinal procedures worldwide driven by increases in the elderly population worldwide, the number of surgeons, the number of diseases treated with vitrectomy and the frequency of diabetic complications due to the obesity epidemic. We estimate that the vitreoretinal market grew approximately 7 percent to $935 million in 2011, as compared to 2010.

 Neurosurgical procedures on a global basis continue to rise at an estimated 2 to 3 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors.  Based upon this growth in procedures, sales of neurosurgical products are forecasted to increase by 4 percent in 2012.

 In addition, we believe that the demand for high quality, innovative products and new technologies consistent with the Company’s devices and disposables will continue to favorably impact procedure growth in the ophthalmic and neurosurgical markets.

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

Economic Trends

 Economic conditions may continue to negatively impact capital expenditures at the hospital, ambulatory surgical center and physician level. Further, global economic conditions continue to negatively impact the volume and potentially the average selling price of the Company’s capital equipment.

Results Overview

 During the fiscal quarter ended January 31, 2012, the Company recorded net sales of $15.1 million, which generated $9.0 million in gross profit, operating income of $2.6 million and income from continuing operations of approximately $1.9 million, or $0.07 earnings per share.  The Company had $13.9 million in cash and $741,000 in interest-bearing debt as of January 31, 2012. Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months.

Index

Results of Operations

Three-Month Period Ended January 31, 2012 Compared to Three-Month Period Ended January 31, 2011

Net Sales

The following table presents net sales by category (dollars in thousands):

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Increase (Decrease)
Ophthalmic	$8,906	$7,835	13.7%
OEM (1)	5,974	4,857	23.0%
Other (2)	200	586	(65.9%)
Total	$15,080	$13,278	13.6%

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable ultrasonic tips and related accessories, disposable bipolar forceps and related accessories, and royalties along with certain laser probes to Stryker, Codman and Iridex.  In addition, deferred revenues of $453,000 from Codman are included in this category for the second fiscal quarter of 2012.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales grew 13.7 percent in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Domestic and international ophthalmic sales increased 11.2 percent and 16.7 percent in the second quarter of fiscal 2012, respectively, primarily due to increased sales of disposable products.  OEM sales increased by $1.1 million in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011. Total OEM sales rose 23.0 percent to $6.0 million in the second quarter of fiscal 2012 (including $453,000 of deferred revenue recognized) compared with $4.9 million in the second quarter of fiscal 2011. Other sales decreased $386,000 in the second quarter of fiscal 2012, or 65.9 percent, compared to the second quarter of fiscal 2011. This decline in other sales was the result of the transition of the majority of our direct neurosurgery distribution to Codman and Stryker under marketing partner agreements.

The increase in sales in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 was primarily due to increased ophthalmic disposable and OEM sales.  Sales of capital equipment in the second quarter of fiscal 2012 increased by $222,000, or 9.0 percent, compared with the second quarter of fiscal 2011.  However, the sales of our disposable products grew $1.4 million, or 13.5 percent, in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011.

The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Increase (Decrease)
Domestic (including Marketing Partners and OEM sales)	$10,940	$9,484	15.4%
International (including Canada)	4,140	3,794	9.1%
Total	$15,080	$13,278	13.6%

Domestic sales increased 15.4 percent in the second quarter of fiscal 2012 due to increases in ophthalmic and OEM sales which are recorded as domestic sales.  International sales increased 9.1 percent in the second quarter of fiscal 2012 as the increase in international ophthalmology sales of 16.7 percent offset the decline in international neurosurgery.

Gross Profit

Gross profit as a percentage of net sales was 59.5 percent in the second quarter of fiscal 2012 compared to 58.2 percent for the same period in fiscal 2011.  Gross profit as a percentage of net sales for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 increased 1.3 percentage points due to the impact of the improved margins on our ophthalmology products and the recognition of deferred revenue from our OEM partners, partially offset by the margin impact of the mix of OEM sales.  The Company continues to realize incremental savings from the lean manufacturing initiative and develop our internal resources to expand the initiative throughout the entire organization.

Index

Operating Expenses

	Three Months Ended January 31, 2012		Three Months Ended January 31, 2011
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$923	6.1%	$986	7.4%
Sales & Marketing expenses	2,906	19.3%	2,734	20.6%
General & Administrative expenses	2,525	16.7%	2,176	16.4%

Research and development expenses (“R&D”) as a percentage of net sales was 6.1 percent and 7.4 percent for the second quarter of fiscal 2012 and 2011, respectively.   R&D costs decreased $63,000 in the second quarter of fiscal 2012 compared to the same period in fiscal 2011.  The Company’s pipeline included approximately 26 active projects in various stages of completion as of January 31, 2012.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers, and reflects the Company’s R&D budget. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 5 to 7 percent of net sales over the next few years.

Sales and marketing expenses increased $172,000 to approximately $2.9 million, or 19.3 percent of net sales, for the second quarter of fiscal 2012 compared to $2.7 million, or 20.6 percent of net sales, for the second quarter of fiscal 2011.

General and administrative expenses increased by approximately $349,000 to $2.5 million, or 16.7 percent of net sales, in the second quarter of fiscal 2012 compared to $2.2 million, or 16.4 percent of net sales, for the second quarter of fiscal 2011. The increase in general and administrative expenses as a percentage of net sales was primarily due to additional employees required to manage the implementation our lean manufacturing and quality improvement initiatives and incentive compensation granted to directors, executive officers and senior managers of the organization.

Other Income/(Expenses)

 Other expense for the second quarter of fiscal 2012 decreased to $10,000 compared to $140,000 for the second quarter of fiscal 2011, due to lower interest expense on a reduced level of debt and the $99,000 loss on sale of product line which the Company experienced in fiscal 2011.

Operating Income, Income Taxes and Net Income

Operating income for the second quarter of fiscal 2012 was up $784,000 to $2.6 million, as compared to the comparable 2011 fiscal period. The higher operating income was primarily the result of an 13.6 percent increase in sales (including $453,000 in deferred revenue) and a 6.4 percent decrease in R&D expenses partially offset by a 10.1 percent increase in cost of sales, a 6.3 increase in sales and marketing expenses and a 16.0 percent increase in general and administrative expenses.

The Company recorded a $741,000 tax provision on pre-tax income of $2.6 million, a 28.4 percent tax provision, in the quarter ended January 31, 2012.  In the quarter ended January 31, 2011, the Company recorded a $378,000 tax provision on pre-tax income of $1.7 million, a 22.3 percent tax provision.  The increase in the effective tax rate was primarily due to the expiration of the research and experimentation credit in December 2011.  This increase was partially offset by the increase in the production deduction from 6 percent to 9 percent and the impact of the Company’s state tax planning strategies.

Income from continuing operations increased by $551,000 to $1.9 million for the second quarter of fiscal 2012 from $1.3 million for the same period in fiscal 2011. The increase in net income was primarily from the increase in operating income discussed above.  Basic and diluted earnings per share from continuing operations for the second quarter of fiscal 2012 increased to $0.07 from $0.05 for the second quarter of fiscal 2011.  Basic weighted average shares outstanding increased from 24,937,463 at January 31, 2011, to 25,085,296 at January 31, 2012.

Index

Six-Month Period Ended January 31, 2012 Compared to Six-Month Period Ended January 31, 2011

Net Sales

The following table presents net sales by category (dollars in thousands):

	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011	Increase (Decrease)
Ophthalmic	$17,668	$15,799	11.8%
OEM (1)	10,518	8,450	24.5%
Other (2)	399	1,105	(63.9%)
Total	$28,585	$25,354	12.7%

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable ultrasonic tips and related accessories, disposable bipolar forceps and related accessories, and royalties along with certain laser probes to Stryker, Codman and Iridex.  In addition, deferred revenues of $851,000 from Codman and Alcon are included in this category for the second fiscal quarter of 2012.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales grew 11.8 percent in the first six months of fiscal 2012 compared to the first six months of fiscal 2011. Domestic and international ophthalmic sales increased 13.3 percent and 10.0 percent in the first six months of fiscal 2012, respectively, primarily due to increased sales of disposable products.  OEM sales increased by $2.1 million in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011. Total OEM sales rose 24.5 percent to $10.5 million in the first six months of fiscal 2012 (including $851,000 of deferred revenue recognized) compared with $8.5 million in the first six months of fiscal 2011.  Other sales decreased $706,000 in the first six months of fiscal 2012, or 63.9 percent, compared to the first six months of fiscal 2011. This decline in other sales was the result of the transition of the majority of our direct neurosurgery distribution to Codman and Stryker under marketing partner agreements.

The increase in sales in the first six months of fiscal 2012 compared with the first six months of fiscal 2011 was primarily due to increased ophthalmic disposable and OEM sales.  Sales of capital equipment in the first six months of fiscal 2012 increased by $132,000, or 2.9 percent, compared with the first six months of fiscal 2011.  However, the sales of our disposable products grew $2.5 million, or 12.4 percent, in the first six months of fiscal 2012 as compared to the first fiscal quarter fiscal 2011.

The following table presents domestic and international net sales (dollars in thousands):

	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011	Increase (Decrease)
Domestic (including Marketing Partners and OEM sales)	$20,741	$17,954	15.5%
International (including Canada)	7,844	7,400	6.0%
Total	$28,585	$25,354	12.7%

Domestic sales increased 15.5 percent in the first six months of fiscal 2012 due to increases in ophthalmic and OEM sales which are recorded as domestic sales.  International sales increased 6.0 percent in the first six months of fiscal 2012 as the increase in international ophthalmology sales of 10.0 percent offset the decline in international neurosurgery.

Index

Gross Profit

Gross profit as a percentage of net sales was 59.1 percent in the first six months of fiscal 2012 compared to 58.2 percent for the same period in fiscal 2011.  Gross profit as a percentage of net sales for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 increased 0.9 percentage point due to the impact of the improved margins on our ophthalmology products and the recognition of deferred revenue from our OEM partners, partially offset by the margin impact of the mix of OEM sales.  The Company continues to realize incremental savings from the lean manufacturing initiative and develop our internal resources to expand the initiative throughout the entire organization.

Operating Expenses

	Six Months Ended January 31, 2012		Six Months Ended January 31, 2011
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$1,713	6.0%	$1,705	6.7%
Sales & Marketing expenses	5,983	20.9%	5,757	22.7%
General & Administrative expenses	5,063	17.7%	4,427	17.5%

R&D as a percentage of net sales was 6.0 percent and 6.7 percent for the first six months of fiscal 2012 and 2011, respectively.   R&D costs increased $8,000 in the first six months of fiscal 2012 compared to the same period in fiscal 2011.

Sales and marketing expenses increased $226,000 to $6.0 million for the first six months of 2012 compared to $5.8 million for the first six months of 2011. However they declined as a percent of sales to 20.9 percent of net sales for the first six months of fiscal 2012 compared to 22.7 percent for the same period in fiscal 2011.

General and administrative expenses increased by approximately $636,000 to $5.1 million, or 17.7 percent of net sales, in the first six months of fiscal 2012 compared to $4.4 million, or 17.5 percent of net sales, for the first six months of fiscal 2011. The increase in general and administrative expenses as a percentage of net sales was primarily due to additional employees required to manage the implementation our lean of manufacturing and quality improvement initiatives and incentive compensation granted to directors, executive officers and senior managers of the organization.

Other Income/(Expenses)

 Other expense for the first six months of fiscal 2012 decreased to $16,000 compared to $195,000 for the first six months of fiscal 2011, due to lower interest expense on a reduced level of debt and the $99,000 loss on sale of product line which the Company experienced in fiscal 2011.

Operating Income, Income Taxes and Net Income

Operating income for the first six months of fiscal 2012 was up $1.3 million to $4.1 million, as compared to the comparable 2011 fiscal period. The higher operating income was primarily the result of a 12.7 percent increase in sales (including $851,000 in deferred revenue) partially offset by a 10.3 percent increase in cost of sales, a 0.5 percent increase in R&D expenses, a 3.9 percent increase in sales and marketing expenses and a 14.4 percent increase in general and administrative expenses.

The Company recorded a $1.1 million tax provision on pre-tax income of $4.1 million, a 26.6 percent tax provision, in the first six months of fiscal 2012.  In the first six months of fiscal 2011, the Company recorded a $719,000 tax provision on pre-tax income of $2.7 million, a 27.0 percent tax provision.  The decrease in the effective tax rate was primarily due to the increase in the production deduction from 6 percent to 9 percent and the impact of the Company’s state tax planning strategies.  These decreases were partially offset by the expiration of the research and experimentation credit in December, 2011.

Index

Income from continuing operations increased by $1.1 million to $3.0 million for the first six months of fiscal 2012 from $1.9 million for the same period in fiscal 2011. The increase in net income was primarily due to the increase in operating income discussed above.  Basic and diluted earnings per share from continuing operations for the first six months of fiscal 2012 increased to $0.12 from $0.08 for the first six months of fiscal 2011.  Basic weighted average shares outstanding increased from 24,860,188 at January 31, 2011, to 25,028,165 at January 31, 2012.

The Company also experienced a $382,000 loss in the first six months of fiscal 2012, or $0.02 basic and diluted earnings per share as compared to $7,000 for the first six months of fiscal 2011, from the discontinued operations of its plastic injection molding operations.  Net income was $2.6 million, or $0.10 basic and diluted earnings per share.

Liquidity and Capital Resources

The Company had approximately $13.9 million in cash and $741,000 in interest-bearing debt as of January 31, 2012.

Working capital, including the management of inventory and accounts receivable, is a key management focus. At January 31, 2012, the Company had an average of 65 days of sales outstanding utilizing the trailing twelve months’ sales for the period ended January 31, 2012. The 65 days of sales outstanding at January 31, 2012, was 8 days favorable to July 31, 2011, and 2 days unfavorable when compared to January 31, 2011, utilizing the trailing twelve months of sales.

At January 31, 2012, the Company had 202 days of average cost of sales in inventory on hand utilizing the trailing twelve months’ cost of sales for the period ended January 31, 2012.  The 202 days of cost of sales in inventory was unfavorable to July 31, 2011, by 6 days and 30 days favorable to January 31, 2011, utilizing the trailing twelve months of cost of sales. Days of inventory on hand increased to 202 days as of January 31, 2012 due to the Company’s efforts to eliminate the backorders.  We believe that the continued implementation of our lean initiatives throughout our production, inventory management and shipping processes will contribute to us achieving world class service levels as the Company moves forward.

Cash flows used by operating activities were $3.1 million for the six months ended January 31, 2012 compared to cash flows provided by operating activities of approximately $682,000 for the comparable fiscal 2011 period. The decrease of $3.8 million was primarily attributable to the decrease in income taxes payable of $6.0 million and the decrease in deferred revenues of $1.2 million.  This decrease was partially offset by a $1.1 million increase in income from continuing operations, a $649,000 increase in accounts payable, a $553,000 decrease in accounts receivable, a $546,000 decrease in inventories and a $391,000 decrease in income taxes refundable.

Cash flows used by investing activities were $1.1 million for the six months ended January 31, 2012, compared to $1.3 million of cash used by investing activities for the comparable fiscal 2011 period. During the six months ended January 31, 2012, cash additions to property and equipment were $983,000, compared to $949,000 during the six months ended January 31, 2012. The additions to property and equipment were primarily an investment in equipment necessary to keep up with the growing disposable OEM sales demand.

Cash flows used in financing activities were $300,000 for the six months ended January 31, 2012, compared to cash used in financing activities of $104,000 for the six months ended January 31, 2011.

The Company had the following committed financing arrangements as of January 31, 2012, but had no borrowings thereunder:

Index

Revolving Credit Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of January 31, 2012, interest under the facility was charged at 2.25 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at January 31, 2012. Outstanding amounts, if any, are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2011, to extend the termination date through November 30, 2013.

The facility has two financial covenants:  a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of January 31, 2012, the Company’s leverage ratio was 0.78 times and the fixed charge coverage ratio was 1.82 times. Collateral availability under the line as of January 31, 2012, was approximately $8.9 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit:   Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of January 31, 2012. The equipment line of credit was amended on November 30, 2011, to extend the maturity date to November 30, 2013.

Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs for the next twelve months.  In addition, the remaining deferred revenue from the Alcon settlement will flow through our statement of income over the next fourteen years.  However, as cash has already been collected, it will not impact our future liquidity.

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

Critical Accounting Policies

The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2011.  In the first six months of fiscal 2012, there were no changes to the significant accounting policies.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $13.9 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 70 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 35 basis points would decrease the amount of interest income from these funds by approximately $49,000.

The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at January 31, 2012, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at January 31, 2012, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these two facilities.

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

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2012. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2012, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

During the fiscal quarter ended January 31, 2012, there was no change, including the change noted above, in the Company’s internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1 — Legal Proceedings

       From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.  If a loss is not probable, a liability is not recorded.  As of January 31, 2012, the Company has no litigation reserve recorded.

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

None

Item 4 — Mine Safety Disclosures

Not applicable

Item 5 — Other Information

(a)	None.
(b)
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2011.

Index

Item 6 — Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Trademark Acknowledgements

Malis, the Malis waveform logo, Bident, Gentle Gel and the Finest Energy Source Available for Surgery are our registered trademarks. Synergetics, the Synergetics’ logo, Photon, Photon I, Photon II, P1, P2, DualWave, COAG, Advantage, Burst, Microserrated, Microfiber, Solution, TruCurve, Directional Laser Probe, I-Pack, Extendable Directional Laser Probe, Inverted Directional Laser Probe, Maxillum, Corona, Syntrifugal, Bi-Safe, Synerlite, Apex, Synerport, Featherlite, FullView, TruMicro, DDMS, Kryoptonite, Diamond Black, Bullseye, One-Step, Pinnacle, Barracuda, aXcess, Flexx, Lumen, Lumenators, Versa, VersaPACK, VersaVIT, Veritas and Vivid product names are our trademarks. All other trademarks or tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC.
(Registrant)

March 12, 2012	/s/David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

March 12, 2012	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)