Form 10-Q
period 2012-04-30
SYNERGETICS USA INC
filed 2012-06-11
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of June 7, 2012 was 25,195,434 shares.

SYNERGETICS USA, INC.

Index

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of April 30, 2012 (Unaudited) and July 31, 2011
(Dollars in thousands, except share data)

	April 30, 2012	July 31, 2011
Assets
Current Assets
Cash and cash equivalents	$12,838	$18,399
Accounts receivable, net of allowance for doubtful accounts of $272 and $282, respectively	10,593	11,148
Inventories	14,878	12,082
Income taxes refundable	378	--
Prepaid expenses	1,117	961
Deferred income taxes	1,078	792
Assets held for sale	---	868
Total current assets	40,882	44,250
Property and equipment, net	9,215	8,561
Intangible and other assets
Goodwill	10,661	10,660
Other intangible assets, net	11,406	11,792
Deferred income taxes	4,308	4,915
Patents, net	1,152	1,050
Cash value of life insurance	82	82
Total assets	$77,706	$81,310
Liabilities and stockholders’ equity
Current Liabilities
Current maturities of long-term debt	$--	$1,053
Accounts payable	2,705	1,567
Accrued expenses	2,623	3,193
Income taxes payable	--	6,233
Deferred revenue	1,288	540
Total current liabilities	6,616	12,586
Long-Term Liabilities
Deferred revenue	16,139	18,060
Total long-term liabilities	16,139	18,060
Total liabilities	22,755	30,646
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock at April 30, 2012 and July 31, 2011, $0.001 par value, 50,000,000 shares authorized; 25,195,434 and 24,970,884 shares issued and outstanding, respectively	25	25
Additional paid-in capital	26,202	25,598
Retained earnings	28,597	24,952
Accumulated other comprehensive income:
Foreign currency translation adjustment	127	89
Total stockholders’ equity	54,951	50,664
Total liabilities and stockholders’ equity	$77,706	$81,310

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three and Nine Months Ended April 30, 2012 and 2011
(Dollars in thousands, except share and per share data)

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011
Net sales	$14,568	$14,670	$43,154	$40,024
Cost of sales	6,746	6,074	18,444	16,679
Gross profit	7,822	8,596	24,710	23,345
Operating expenses
Research and development	921	882	2,634	2,587
Sales and marketing	2,868	2,771	8,851	8,528
General and administrative	2,628	2,427	7,690	6,854
	6,417	6,080	19,175	17,969
Operating income	1,405	2,516	5,535	5,376
Other income (expenses)
Investment income	9	22	32	82
Interest expense	(10)	(37)	(43)	(182)
Loss on sale of product line	--	--	--	(99)
Miscellaneous	(2)	--	(8)	(11)
	(3)	(15)	(19)	(210)
Income from continuing operations before provision for income taxes	1,402	2,501	5,516	5,166
Provision for income taxes	396	825	1,490	1,544
Income from continuing operations	$1,006	$1,676	$4,026	$3,622
Loss from discontinued operations, net of income tax benefit of $193 and $16, respectively	--	33	382	26
Net income	$1,006	$1,643	$3,644	$3,596
Earnings per share:
Basic
Income from Continuing Operations	$0.04	$0.07	$0.16	$0.14
Loss from Discontinued Operations	$0.00	$0.00	$(0.02)	$0.00
Net Income	$0.04	$0.07	$0.14	$0.14
Diluted
Income from Continuing Operations	$0.04	$0.07	$0.16	$0.14
Loss from Discontinued Operations	$0.00	$0.00	$(0.02)	$0.00
Net Income	$0.04	$0.07	$0.14	$0.14
Basic weighted average common shares outstanding	25,184,447	24,945,707	25,080,096	24,878,768
Diluted weighted average common shares outstanding	25,363,620	25,108,582	25,249,504	25,004,258

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Synergetics USA Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended April 30, 2012 and 2011
(Dollars in thousands, except share data)

	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011
Cash Flows from Operating Activities
Net income	$3,644	$3,596
Plus: Loss from discontinued operations – net of tax	382	26
Income from continuing operations	4,026	3,622
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	895	739
Amortization	485	490
Provision for doubtful accounts receivable	41	15
Stock-based compensation	545	252
Deferred income taxes	321	(134)
Loss on sale of product line	--	99
Gain on sale of equipment	--	50
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	492	(275)
Inventories	(2,843)	(1,337)
Prepaid expenses	(177)	(337)
Income taxes refundable	(378)	--
(Decrease) increase in:
Accounts payable	1,165	(122)
Accrued expenses	(415)	(458)
Deferred revenue	(1,173)	32
Income taxes payable	(6,039)	29
Net cash (used in) provided by continuing operating activities	(3,055)	2,665
Net cash (used in) provided by discontinued operations	59	(91)
Net cash (used in) provided by operating activities	(2,996)	2,574
Cash Flows from Investing Activities
Proceeds from sale of equipment	--	11
Purchase of property and equipment	(1,586)	(1,162)
Acquisition of patents and other intangibles	(201)	(231)
Net cash used in continuing investing activities	(1,787)	(1,382)
Net cash used in discontinued operations	--	(363)
Net cash used in investing activities	(1,787)	(1,745)
Cash Flows from Financing Activities
Principal payments on revenue bonds payable	--	(1,728)
Payment on debt incurred for acquisition of trademark	(313)	(445)
Principal payment on long-term debt	(740)	(686)
Tax benefit associated with the exercise of non-qualified stock options	24	125
Proceeds from the issuance of common stock	35	211
Net cash used in financing activities	(994)	(2,523)
Foreign exchange rate effect on cash and cash equivalents	216	16
Net decrease in cash and cash equivalents	(5,561)	(1,678)
Cash and cash equivalents
Beginning	18,399	18,669
Ending	$12,838	$16,991

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

Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2011, and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 11, 2011 (the “Annual Report”).

Reclassifications:   Certain reclassifications have been made to the prior quarter’s quarterly financial statements to conform to the current quarter’s presentation with respect to the plastic injection molding operations being classified as discontinued.

Note 2.  Discontinued Operations

In September 2011, the Company adopted a plan to close its plastic injection molding operations and has transitioned this production to an outside vendor.  During the Company’s first quarter of fiscal 2012, substantially all operational activities of this unit were discontinued and the Company classified them as discontinued operations.  The Company completed the sale of these assets prior to the end of its fiscal second quarter.  The assets included in the disposal group were primarily equipment.  The following table summarizes the results of the discontinued operations for the first nine months of fiscal 2012 and 2011 (dollars in thousands):

Index

	For Nine Months Ended April 30, 2012	For Nine Months Ended April 30, 2011
Net Sales	$23	$49
Operating costs	(191)	91
Impairment, restructuring and other charges	(253)	--
Write-off of goodwill	(29)	--
Estimated loss on sale of fixed assets	(125)	--
Loss from discontinued operations before benefit for income taxes	(575)	(42)
Income tax benefit	193	16
Loss from discontinued operations	$(382)	$(26)

Note 3.  Comprehensive Income

Comprehensive income was $1,137,000 and $3,682,000 for the three and nine months ended April 30, 2012, respectively.  Comprehensive income was $1,829,000 and $3,814,000 for the three and nine months ended April 30, 2011, respectively.  The Company’s only component of other comprehensive income is the foreign currency translation adjustment.

Note 4. Summary of Significant Accounting Policies

Deferred revenue:  During the second quarter of fiscal 2011, the Company received a payment from Codman & Shurtleff, Inc. (“Codman”), a marketing partner, to establish exclusivity on certain electrosurgical generator products and accessories.  Revenue from the payment has been deferred and is being amortized over the expected term of the agreement.  The Company recognized $266,000 of this deferred revenue for the nine months ended April 30, 2012.  In addition, included in deferred revenue is an amount the Company received pursuant to a Confidential Settlement and License Agreement with Alcon, Inc. (“Alcon”).  This payment is accounted for as an up-front licensing fee.  Recognition of the revenue pursuant to this agreement has been deferred and was being recognized over a period of up to 15 years based upon estimated shipments to Alcon under a related Supply Agreement executed pursuant to the settlement.  On February 13, 2012, Alcon informed the Company that it had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement.  However, the Supply Agreement remains in effect and the Company has continuing performance obligations associated with the Supply Agreement.  Therefore, the Company plans on recognizing the remaining deferred revenue associated with the Supply Agreement ratably over the next 14 years which is the remaining life of the patents and associated Supply Agreement. The Company recognized $322,000 and $907,000 of this deferred revenue for the three and nine months ended April 30, 2012, respectively.

The Company’s significant accounting policies are disclosed in the Annual Report. In the first nine months of fiscal 2012, no significant accounting policies were changed.

Note 5. Marketing Partner Agreements

The Company sells all of its electrosurgery generators and a portion of its neurosurgery instruments and accessories to two U.S.-based national and international marketing partners as described below:

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

Index

On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman.  Under the terms of the revised agreement, Codman has the exclusive right to market and distribute the Company’s Malis® branded disposable forceps produced by Synergetics.  Codman began distribution of the disposable bipolar forceps on December 1, 2009, domestically, and on February 1, 2010, internationally.

Total sales to Codman and its respective percent of the Company’s net sales in the three and nine months ended April 30, 2012 and 2011, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows (dollars in thousands):

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011
Net Sales	$2,804	$2,892	$7,682	$7,419
Percent of net sales	19.2%	19.7%	17.8%	18.5%

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

Total sales to Stryker and its respective percent of the Company’s net sales in the three and nine months ended April 30, 2012, and 2011, including the historical sales of pain control generators, and accessories that the Company has supplied in the past, as well as the disposable ultrasonic instrument tips sales and certain other consumable products resulting from the new agreements, were as follows (dollars in thousands):

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011
Net Sales	$2,618	$1,943	$7,456	$5,299
Percent of net sales	18.0%	13.2%	17.3%	13.2%

No other customer comprises more than 10 percent of sales in any given quarter.

Index

Note 6. Stock-Based Compensation

Stock Option Plans

The following table provides information about stock-based awards outstanding at April 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding beginning of period	517,029	$2.68	$2.16
For the period August 1, 2011 through April 30, 2012
Granted	235,734	$6.21	$4.75
Forfeited	41,664	$4.54	$3.54
Exercised	16,885	$2.07	$1.99
Options outstanding, end of period	694,214	$2.96	$3.78

Options exercisable, end of period	434,776	$2.90	$2.31

During the second quarter of fiscal 2012, there were options to purchase 60,000 shares of Common Stock granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service.  Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed, or re-elected to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. These options vest pro-ratably on a quarterly basis over the next year of service on the Board.  The Company recorded $68,000 and $91,000 of compensation expense for the three and nine months ended April 30, 2012, respectively, with respect to these options.  The Company recorded $59,000 of compensation expense for the nine months ended April 30, 2012 for previously granted options.

During the second quarter of fiscal 2012 there were options to purchase 175,734 shares of Common Stock granted to the officers of the Company.  These options were granted in conjunction with the Company’s annual review of compensation as of August 1, 2011 and vest on a quarterly basis over the next five years of service. The Company recorded $59,000 and $72,000 of compensation expense for three and nine months ended April 30, 2012, respectively, related to these options.  In addition, the Company recorded $17,000 and $54,000 of compensation expense for the three and nine months ended April 30, 2012, respectively, for previously granted options.

The Company expects to issue new shares as options are exercised. As of April 30, 2012, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $96,000 for the remainder of fiscal 2012, $304,000 in fiscal 2013, $192,000 in fiscal 2014, $183,000 in fiscal 2015, $156,000 in fiscal 2016 and $59,000 in fiscal 2017.

The fair value of all options granted during the second fiscal quarter of 2012 was determined at the date of the grant using the Black-Scholes option-pricing model and the following assumptions:

Expected average risk-free interest rate	1.92%
Expected average life (in years)	10
Expected volatility	71.39%
Expected dividend yield	0.0%

The expected average risk-free rate is based on the 10-year U.S. treasury yield curve in December 2011.  The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to the vesting schedules, historical exercises and forfeiture patterns.  Expected volatility is based on historical volatilities of the Company’s Common Stock.  The expected dividend yield is based on historical information and management’s plan.

Index

The intrinsic value of the in-the-money stock options outstanding was $2.1 million and $1.4 million at April 30, 2012 and 2011, respectively.  The intrinsic value of in-the-money exercisable stock options was $1.0 million at April 30, 2012 and 2011.

Restricted Stock Plans

Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), our Common Stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three-year or five-year vesting period or at the end of the third or fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. As of April 30, 2012, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. The cost is expected to be recognized over a weighted average period of four years. The following table provides information about restricted stock grants during the nine-month period ended April 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2011	330,807	$2.36
Granted	202,072	$6.37
Forfeited	25,125	$6.09
Balance as of April 30, 2012	507,754	$3.40

Note 7. Fair Value Information

Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.

The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment or at least annually and recorded at fair value only when impairment is recognized. No impairment indicators existed as of April 30, 2012.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

The Company also experienced a $382,000 loss from discontinued operations in the first nine months of fiscal 2012, or $0.02 basic and diluted earnings per share, which included a $29,000 write-off of goodwill and a loss on the sale of fixed assets and inventory of approximately $250,000.

Note 8. Supplemental Balance Sheet Information

Inventories: Inventories as of April 30, 2012 and July 31, 2011 were as follows (dollars in thousands):

	April 30, 2012	July 31, 2011
Raw material and component parts	$7,360	$6,205
Work in progress	1,662	1,185
Finished goods	5,856	4,692
	$14,878	$12,082

As a result of the Company’s newly implemented inventory system consistent with its lean methodology, additional information was generated relating to its inventory usage which resulted in an additional expense of $56,000.

Index

Property and Equipment: Property and equipment as of April 30, 2012 and July 31, 2011 were as follows (dollars in thousands):

	April 30, 2012	July 31, 2011
Land	$730	$730
Building and improvements	5,886	5,965
Machinery and equipment	7,167	6,861
Furniture and fixtures	1,151	730
Software	996	363
Construction in progress	929	685
	16,859	15,334
Less accumulated depreciation	7,644	6,773
	$9,215	$8,561

Other Intangible Assets:  Information regarding the Company’s other intangible assets as of April 30, 2012 and July 31, 2011 were as follows (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
	April 30, 2012
Proprietary know-how	$4,057	$1,977	$2,080
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,431	3,403
Patents	1,860	708	1,152
	$17,674	$5,116	$12,558

	July 31, 2011
Proprietary know-how	$4,057	$1,792	$2,265
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,230	3,604
Patents	1,659	609	1,050
	$17,473	$4,631	$12,842

Goodwill of $10,661,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.

The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended April 30, 2012. Estimated amortization expense on other intangibles for the remaining three months of the fiscal year ending July 31, 2012, and the next four years thereafter is as follows (dollars in thousands):

Amount
Fiscal Year 2012 (remaining 3 months)	$159
Fiscal Year 2013	636
Fiscal Year 2014	636
Fiscal Year 2015	636
Fiscal Year 2016	636

Amortization expense for the three and nine months ended April 30, 2012 was $161,000 and $485,000, respectively.

Index

Pledged assets; short and long-term debt (excluding revenue bonds payable):  Short-term debt as of April 30, 2012 and July 31, 2011, consisted of the following:

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on April 30, 2012 permits borrowings up to $8.6 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon our leverage ratio. As of April 30, 2012, interest under the facility would have been 2.24 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at April 30, 2012. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2011, to extend the termination date through November 30, 2013.

The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of April 30, 2012, the leverage ratio was 0.72 times and the minimum fixed charge coverage ratio was 1.45 times. Collateral availability under the line as of April 30, 2012, was approximately $8.6 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent.  Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum.  The unused portion of the facility is not charged a fee. There were no borrowings under this facility at April 30, 2012. The equipment line of credit was amended on November 30, 2011, to extend the maturity date to November 30, 2013.

Long-term debt as of April 30, 2012 and July 31, 2011 consisted of the following (dollars in thousands):

	April 30, 2012		July 31, 2011
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.0 percent; remaining balance of $0 including the effects of imputing interest, paid December 15, 2011, collateralized by the Malis® trademark		$--	$313
Settlement obligation to Iridex Corporation, due in annual installments of $800,000 which includes interest at an imputed rate of 8.0 percent; remaining balance of $0 including the effects of imputing interest, paid April 15, 2012		--	740
Total		$--	$1,053
Less current maturities		--	1,053
Long-term portion	$	---	$--

Deferred revenue: Deferred revenue as of April 30, 2012 and July 31, 2011, consisted of the following (dollars in thousands):

	April 30, 2012	July 31, 2011
Deferred revenue – Alcon settlement	$17,427	$18,334
Deferred revenue – Codman exclusivity	--	266
Total	$17,427	$18,600
Less: Short-term portion	1,288	540
Long-term portion	$16,139	$18,060

Note 9. Commitments and Contingencies

Effective January 29, 2009, the Company’s Board of Directors appointed David M. Hable to serve as President and Chief Executive Officer. Also on that date, the Company entered into a change in control agreement with Mr. Hable. On December 9, 2009, the Company entered into a change in control agreement with its Chief Scientific Officer, which agreement was contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreement was made effective with other compensation changes as of August 1, 2009. On October 12, 2010, the Company entered into a change in control agreement with its Chief Financial Officer, which agreement was contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreement was made effective with other compensation changes as of August 1, 2010.  On March 3, 2011, the Company entered into a change in control agreement with each of its Vice President of Domestic Sales and Vice President of International Sales and Marketing, which agreements were contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreements were made effective with other compensation changes as of August 1, 2010.  The change in control agreements with its executive officers provide that if employment is terminated within one year for cause or disability following a change in control (as each term is defined in the change in control agreements), as a result of the officers’ death, or by the officer other than as an involuntary termination (as defined in the change in control agreements), the Company shall pay the officer all compensation earned or accrued through his or her employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which they are entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).

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

Note 10. Enterprise-wide Sales Information

Enterprise-wide sales information for the three and nine months ended April 30, 2012 and 2011, respectively, consisted of the following (dollars in thousands):

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011
Net Sales
Ophthalmic	$8,404	$9,211	$26,073	$25,010
OEM (1)	5,951	5,086	16,469	13,536
Other (2)	213	373	612	1,478
Total	$14,568	$14,670	$43,154	$40,024
Net Sales
Domestic	$10,847	$9,950	$31,588	$27,904
International	3,721	4,720	11,566	12,120
	$14,568	$14,670	$43,154	$40,024

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable ultrasonic tips and related accessories, disposable bipolar forceps and related accessories, and royalties along with certain laser probes to Stryker, Codman and Iridex Corporation.  In addition, deferred revenues of $322,000 and $1.2 million from Codman and Alcon are included in this category for the three and nine months ended April 30, 2012, respectively.

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

Recently Issued

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive nature must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income, either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented.   In December 2011, ASU No. 2011-05 was amended by ASU No. 2011-12, “Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments.  All other requirements in ASU No. 2011-05 are not affected.  The provisions of ASU No. 2011-05 are effective for the Company’s annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted, although the Company has not yet adopted ASU 2011-05, and there are no required transition disclosures. The Company does not believe the adoption of ASU 2011-05 will have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other” (“ASU No. 2011-08”). ASU No. 2011-08 amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines based on a qualitative assessment that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU No. 2011-08 are effective for the Company’s annual reporting periods beginning after December 15, 2011. The Company does not believe the adoption of ASU No. 2011-08 will have a material impact on the consolidated financial statements.

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

Index

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

On April 27, 2010, the Company announced that it had entered into a Settlement and License Agreement with Alcon, Inc. (“Alcon”) pursuant to which Alcon agreed to pay the Company $32.0 million, and the Company agreed to produce certain products for distribution by Alcon. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third fiscal quarter of 2010. The remaining $19.0 million has been accounted for as deferred revenue on the balance sheet. As units were to be shipped to Alcon under a Supply Agreement entered into pursuant to the settlement, the Company was to be paid an incremental transfer price. In addition, the Company recognized a portion of the deferred revenue as the estimate of the total units to be delivered to Alcon over a fifteen year period was revised. The Company recognized $907,000 and $696,000 of this deferred revenue during the first nine months of fiscal 2012 and the fiscal year ended July 31, 2011, respectively.

Index

On August 9, 2011, the Company announced that it had elected two new members to its Board of Directors, D. Graeme Thomas and Patricia S. Williams.

On October 27, 2011, the Company announced two new ophthalmic products for the vitrectomy market which were showcased at the 2011 Annual Meeting of the American Academy of Ophthalmology .  The Company also announced record sales leads generated from the showcasing of its ophthalmic products.

On November 15, 2011, the Company announced its plans on improving its ratio of independent directors to inside directors to align the governance platform with corporate best practices.  As such Mr. David M. Hable was the only inside director nominated and elected  at the Annual Shareholders’ meeting.

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

On April 23, 2012, Kurt W. Gampp, Jr., Executive Vice President and Chief Operating Officer, tendered his resignation in order to pursue another entrepreneurial opportunity.  Mr. Gampp’s resignation was effective May 4, 2012.

Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY
	Three Months Ended April 30, 2012	Mix	Three Months Ended April 30, 2011	Mix
Ophthalmic	$8,404	57.7%	$9,211	62.8%
OEM (1)	5,951	40.8%	5,086	34.7%
Other (2)	213	1.5%	373	2.5%
Total	$14,568		$14,670

	Nine Months Ended April 30, 2012	Mix	Nine Months Ended April 30, 2011	Mix
Ophthalmic	$26,073	60.4%	$25,010	62.5%
OEM (1)	16,469	38.2%	13,536	33.8%
Other (2)	612	1.4%	1,478	3.7%
Total	$43,154		$40,024

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable ultrasonic tips and related accessories, disposable bipolar forceps and related accessories, and royalties along with certain laser probes to Stryker, Codman and Iridex Corporation (“Iridex”).  In addition, deferred revenues of $322,000 and $1.2 million from Codman and Alcon are included in this category for the three and nine months ended April 30, 2012, respectively.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

The decrease in sales for the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 was primarily due to the decrease of $807,000 in ophthalmic sales and a $160,000 decrease in our other sales, partially offset by an $865,000 increase in OEM sales (including $322,000 of deferred revenue recognized).

Index

RESULTS OF OPERATIONS
 (Dollars in Thousands, except for per share amounts)

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Increase (Decrease)
Net Sales	$14,568	$14,670	(0.7%)
Gross Profit	7,822	8,596	(9.0%)
Gross Profit Margin %	53.7%	58.6%	(8.4%)
Commercial Expenses
Research and Development	921	882	4.4%
Sales and Marketing	2,868	2,771	3.5%
General and Administrative	2,628	2,427	8.3%
Operating Income	1,405	2,516	(44.2%)
Operating Margin	9.6%	17.2%	(44.2%)
EBITDA (1)	1,898	2,915	(34.9%)
Income from Continuing Operations	1,006	1,676	(40.0%)
Net Income	1,006	1,643	(38.8%)
Earnings per share from Continuing Operations	$0.04	$0.07	(42.9%)
Earnings per share	$0.04	$0.07	(42.9%)
Operating return on average equity (1)	1.9%	3.5%	(45.7%)
Operating return on average assets (1)	1.3%	2.3%	(43.5%)

	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	Increase (Decrease)
Net Sales	$43,154	$40,024	7.8%
Gross Profit	24,710	23,345	5.8%
Gross Profit Margin %	57.3%	58.3%	(1.7%)
Commercial Expenses
Research and Development	2,634	2,587	1.8%
Sales and Marketing	8,851	8,528	3.8%
General and Administrative	7,690	6,854	12.2%
Operating Income	5,535	5,376	3.0%
Operating Margin	12.8%	13.4%	(4.5%)
EBITDA (1)	6,939	6,577	5.5%
Income from Continuing Operations	4,026	3,622	11.2%
Net Income	3,644	3,596	1.3%
Earnings per share from Continuing Operations	$0.16	$0.14	14.3%
Earnings per share	$0.14	$0.14	--%
Operating return on average equity (1)	7.6%	7.8%	(2.6%)
Operating return on average assets (1)	5.2%	5.1%	2.0%

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

Index

Reconciliation of Non-GAAP Financial Measures

EBITDA Reconciliation	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011
Income from Continuing Operations	$1,006	$1,676
Interest	10	37
Income taxes	396	825
Depreciation	325	230
Amortization	161	147
EBITDA	$1,898	$2,915

EBITDA Reconciliation	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011
Income from Continuing Operations	$4,026	$3,622
Interest	43	182
Income taxes	1,490	1,544
Depreciation	895	739
Amortization	485	490
EBITDA	$6,939	$6,577

Operating Return on Average Equity Calculation	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011
Income from Continuing Operations	$1,006	$1,676
Average Equity
April 30, 2012	54,951
January 31, 2012	53,497
April 30, 2011		48,627
January 31, 2011		46,621
Average Equity	54,224	47,624
Operating Return on Average Equity	1.9%	3.5%

Operating Return on Average Equity Calculation	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011
Income from Continuing Operations	$4,026	$3,622
Average Equity
April 30, 2012	54,951
January 31, 2012	53,497
October 31, 2011	51,516
July 31, 2011	50,664
April 30, 2011		48,627
January 31, 2011		46,621
October 31, 2010		45,167
July 31, 2010		44,226
Average Equity	52,657	46,160
Operating Return on Average Equity	7.6%	7.8%

Index

Operating Return on Average Assets Calculation	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011
Income from Continuing Operations	$1,006	$1,676
Interest	10	37
Net Income + Interest	$1,016	$1,713
Average Assets
April 30, 2012	77,706
January 31, 2012	76,940
April 30, 2011		74,181
January 31, 2011		75,270
Average Assets	77,323	74,726
Operating Return on Average Assets	1.3%	2.3%

Operating Return on Average Assets Calculation	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011
Income from Continuing Operations	$4,026	$3,622
Interest	43	182
Net Income + Interest	$4,069	$3,804
Average Assets
April 30, 2012	77,706
January 31, 2012	76,940
October 31, 2011	75,671
July 31, 2011	81,310
April 30, 2011		74,181
January 31, 2011		75,270
October 31, 2010		74,143
July 31, 2010		73,095
Average Assets	77,907	74,172
Operating Return on Average Assets	5.2%	5.1%

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

Index

Results Overview

Product categories as a percentage of total sales were as follows:

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011
Ophthalmic	57.7%	62.8%	60.4%	62.5%
OEM	40.8%	34.7%	38.2%	33.8%
Other	1.5%	2.5%	1.4%	3.7%
Total	100.0%	100.0%	100.0%	100.0%

International revenues represent $3.7 million, or 25.5 percent, of our total revenues for the three months ended April 30, 2012, as compared to $4.7 million, or 32.2 percent, for the three months ended April 30, 2011.  International revenues represent $11.6 million, or 26.8 percent, of our total revenues for the nine months ended April 30, 2012, as compared to $12.1 million, or 30.3 percent, for the nine months ended April 30, 2011.  Many of the products we sell to our marketing partners and OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.

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

Drive Accelerating Growth in our Ophthalmology Business

We are focused on expanding our product platform into larger and faster-growing segments of the vitreoretinal device market.  Thus, we have focused our internal research and development efforts on developing innovative technologies that will enable Synergetics to enhance its value to the vitreoretinal community.  We are also seeking business development opportunities to augment and complement our existing ophthalmic franchise.  In addition, we are implementing several focused initiatives to capitalize on our recent new product introductions such as the VersaPACKTM, the VersaVITTM, and the Ultimate Vit EnhancerTM and capitalize on the current competitive environment. Finally, we are improving our sales force productivity.  In the U.S., we are focused on enhancing our compensation programs to target the appropriate mix of product and rigorous development of our sales force capabilities through enhanced training and customer relationship management.  In the international markets, we are working to optimize our sales capabilities and distribution infrastructure.

Manage our Neurosurgery and OEM Business for Stable Growth and Strong Cash Flows

We have multi-year contracts established with our two largest OEM customers, Codman and Stryker.  These relationships provide high visibility within the neurosurgery markets and allow us to achieve attractive operating margins.  We provide best-in-class technologies with our electrosurgical generator and disposable bipolar forceps being distributed by Codman and our lesion generator and ultrasonic aspirator disposables being distributed by Stryker.  We are working with both of these OEM customers to provide product line iterations to maintain their technological advantages.  We also work with other select potential OEM customers to develop relationships which would continue to enhance our OEM platform growth and profitability that complement our strategic focus.  Mobius Therapeutics, LLC (“Mobius”), a St. Louis-based ophthalmic pharmaceutical company, received final approval from U.S. Food and Drug Administration for its platform product, Mitosol®, which will be used in glaucoma surgery.  Synergetics is packaging this product for Mobius.

Index

Deliver Improved Profitability through our Lean Initiatives

We have been developing comprehensive company-wide initiatives aimed at creating a more efficient operating platform.  The lean mindset now permeates our corporate culture, including manufacturing, human resources, finance and administration.  In addition, the implementation of our new Enterprise Resource Planning (“ERP”) system in August 2011 went smoothly and improvements throughout the organization are expected to emerge as we optimize the ERP system.

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

Demand Trends

The Company’s sales increased 7.8 percent during the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011.  The two most significant factors impacting this increase were an increase of $2.9 million in OEM sales during the first nine months of fiscal 2012 (including $1.2 million in deferred revenue) and a $1.1 million increase in ophthalmology sales.  These increases were partially offset by an $866,000 decrease in other sales due to the transition of the majority of our neurosurgery product sales to our marketing partners.  Overall sales of our capital equipment in the first nine months of fiscal 2012, decreased by $305,000 or 4.3 percent, compared with the first nine months of fiscal 2011.  However, the sales of our disposable products grew $2.8 million, or 8.8 percent, in the first nine months of fiscal 2012, as compared to the first nine months of fiscal 2011.

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

Index

Economic Trends

Economic conditions may continue to negatively impact disposable product sales and capital expenditures at the hospital, ambulatory surgical center and physician level. Further, global economic conditions continue to negatively impact the volume and potentially the average selling price of the Company’s disposable product sales and capital equipment.  The Company’s international sales of ophthalmic products decreased 18.9 percent during the fiscal quarter ended April 30, 2012.

Results Overview

During the fiscal quarter ended April 30, 2012, the Company recorded net sales of $14.6 million, which generated $7.8 million in gross profit, operating income of $1.4 million and income from continuing operations of approximately $1.0 million, or $0.04 earnings per share.  The Company had $12.8 million in cash and no interest-bearing debt as of April 30, 2012. Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next twelve months.

Results of Operations

Three-Month Period Ended April 30, 2012, Compared to Three-Month Period Ended April 30, 2011

Net Sales

The following table presents net sales by category (dollars in thousands):

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Increase (Decrease)
Ophthalmic	$8,404	$9,211	(8.8%)
OEM (1)	5,951	5,086	17.0%
Other (2)	213	373	(42.9%)
Total	$14,568	$14,670	(0.7%)

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable ultrasonic tips and related accessories, disposable bipolar forceps and related accessories, and royalties along with sales of certain laser probes to Stryker, Codman and Iridex.  In addition, deferred revenues of $322,000 from Alcon are included in this category for the third fiscal quarter of 2012.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales decreased 8.8 percent in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Domestic ophthalmic sales increased 1.3 percent in the third quarter of fiscal 2012 primarily due to the increased sales of disposable products.  International ophthalmic sales decreased 18.9 percent in the third quarter of fiscal 2012 primarily due to organic weakness in Europe and Canada, which was exacerbated by a difficult comparison to last year’s third quarter and a foreign currency loss.  OEM sales increased $865,000 in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011. Total OEM sales rose 17.0 percent to $6.0 million in the third quarter of fiscal 2012 (including $322,000 of deferred revenue recognized) compared with $5.1 million in the third quarter of fiscal 2011. The increase in OEM sales benefited from strong volumes of disposable products sold to Stryker and a modest initial contribution from our partnership with Mobius.  Production and ordering delays negatively impacted OEM sales by approximately $600,000 during the third quarter of fiscal 2012.  Other sales decreased $160,000 in the third quarter of fiscal 2012, or 42.9 percent, compared to the third quarter of fiscal 2011. This decline in other sales was the result of the transition of the majority of our direct neurosurgery distribution to Codman and Stryker under marketing partner agreements.

The decrease in sales in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 was primarily due to decreased ophthalmic international sales and decreased other sales.  Sales of capital equipment in the third quarter of fiscal 2012, decreased by $437,000, or 16.9 percent, compared with the third quarter of fiscal 2011.  However, the sales of our disposable products grew $305,000, or 2.5 percent, in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011.

Index

The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Increase (Decrease)
Domestic (including Marketing Partners and OEM sales)	$10,847	$9,950	9.0%
International (including Canada)	3,721	4,720	(21.1%)
Total	$14,568	$14,670	(0.7%)

Domestic sales increased 9.0 percent in the third quarter of fiscal 2012 due to increases in ophthalmic and OEM sales which are recorded as domestic sales.  International sales decreased 21.1 percent in the third quarter of fiscal 2012 primarily due to the decrease in international ophthalmology sales of 18.9 percent as a result of weak growth throughout Europe and Canada.  The decrease also reflects a one-time stocking order in France during the third quarter of fiscal 2011 and the loss of a tender in France during the third quarter of fiscal 2012.

Gross Profit

Gross profit as a percentage of net sales was 53.7 percent in the third quarter of fiscal 2012 compared to 58.6 percent for the same period in fiscal 2011.  Gross profit as a percentage of net sales for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 decreased 4.9 percentage points due to the impact of an inventory write-down of approximately $367,000, the foreign currency loss experienced during the quarter and the impact of the mix of OEM sales.

Operating Expenses

	Three Months Ended April 30, 2012		Three Months Ended April 30, 2011
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$921	6.3%	$882	6.0%
Sales & Marketing expenses	2,868	19.7%	2,771	18.9%
General & Administrative expenses	2,628	18.0%	2,427	16.5%

Research and development expenses (“R&D”) as a percentage of net sales was 6.3 percent and 6.0 percent for the third quarter of fiscal 2012 and 2011, respectively.   R&D costs increased $39,000 in the third quarter of fiscal 2012 compared to the same period in fiscal 2011.  The Company’s pipeline included approximately 26 active projects in various stages of completion as of April 30, 2012.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers and reflects the Company’s R&D budget. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 5 to 7 percent of net sales over the next few years.

Sales and marketing expenses increased $97,000 to approximately $2.9 million, or 19.7 percent of net sales, for the third quarter of fiscal 2012 compared to $2.8 million, or 18.9 percent of net sales, for the third quarter of fiscal 2011.

General and administrative expenses increased by approximately $201,000 to $2.6 million, or 18.0 percent of net sales, in the third quarter of fiscal 2012 compared to $2.4 million, or 16.5 percent of net sales, for the third quarter of fiscal 2011. The increase in general and administrative expenses as a percentage of net sales was primarily due to stock compensation granted to directors, executive officers and senior managers of the organization.

Index

Other Income/(Expenses)

 Other expense for the third quarter of fiscal 2012 decreased to $3,000 compared to other expense of $15,000 for the third quarter of fiscal 2011, due to lower interest expense on a reduced level of debt.

Operating Income, Income Taxes and Net Income

Operating income for the third quarter of fiscal 2012 decreased $1.1 million to $1.4 million, as compared to the comparable 2011 fiscal period. The lower operating income was primarily the result of an 11.1 percent increase in cost of sales on essentially flat sales, an 8.3 percent increase in general and administrative expenses, a 4.4 percent increase in R&D expenses and a 3.5 percent increase in sales and marketing expenses.

The Company recorded a $396,000 tax provision on pre-tax income of $1.4 million, a 28.2 percent tax provision, in the quarter ended April 30, 2012.  In the quarter ended April 30, 2011, the Company recorded an $825,000 tax provision on pre-tax income of $2.5 million, a 33.0 percent tax provision.  The decrease in the effective tax rate was primarily due to the increase in the production deduction from 6.0 percent to 9.0 percent and the impact of the Company’s state tax planning strategies.  These decreases were partially offset by the expiration of the research and experimentation credit in December, 2011.

Income from continuing operations decreased by $670,000 to $1.0 million for the third quarter of fiscal 2012 from $1.7 million for the same period in fiscal 2011. The decrease in net income was primarily from the decrease in operating income discussed above.  Basic and diluted earnings per share from continuing operations for the third quarter of fiscal 2012 decreased to $0.04 from $0.07 for the third quarter of fiscal 2011.  Basic weighted average shares outstanding increased from 24,945,707 at April 30, 2011, to 25,184,447 at April 30, 2012.

Nine-Month Period Ended April 30, 2012, Compared to Nine-Month Period Ended April 30, 2011

Net Sales

The following table presents net sales by category (dollars in thousands):

	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	Increase (Decrease)
Ophthalmic	$26,073	$25,010	4.3%
OEM (1)	16,469	13,536	21.7%
Other (2)	612	1,478	(58.6%)
Total	$43,154	$40,024	7.8%

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable ultrasonic tips and related accessories, disposable bipolar forceps and related accessories, and royalties along with sales of certain laser probes to Stryker, Codman and Iridex.  In addition, deferred revenues of $1.2 million from Codman and Alcon are included in this category for the third fiscal quarter of 2012.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales grew 4.3 percent in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.  Domestic ophthalmic sales increased 9.1 percent primarily due to increased sales of disposable products. International ophthalmic sales decreased 1.3 percent in the first nine months of fiscal 2012 primarily due to organic weakness in Europe and Canada, which was exacerbated by a difficult comparison to last year’s third quarter.  OEM sales increased by $2.9 million in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011. Total OEM sales rose 21.7 percent to $16.5 million in the first nine months of fiscal 2012 (including $1.2 million of deferred revenue recognized) compared with $13.5 million in the first nine months of fiscal 2011.  The increase was primarily due to strong volumes of disposable products sold to Stryker.  Other sales decreased $866,000 in the first nine months of fiscal 2012, or 58.6 percent, compared to the first nine months of fiscal 2011. This decline in other sales was the result of the transition of the majority of our direct neurosurgery distribution to Codman and Stryker under marketing partner agreements.

Index

 The increase in sales in the first nine months of fiscal 2012 compared with the first nine months of fiscal 2011 was primarily due to increased ophthalmic disposable and OEM sales.  Sales of capital equipment in the first nine months of fiscal 2012 decreased by $305,000, or 4.3 percent, compared with the first nine months of fiscal 2011.  However, the sales of our disposable products grew $2.8 million, or 8.8 percent, in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011.

The following table presents domestic and international net sales (dollars in thousands):

	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	Increase (Decrease)
Domestic (including Marketing Partners and OEM sales)	$31,588	$27,904	13.2%
International (including Canada)	11,566	12,120	(4.6%)
Total	$43,154	$40,024	7.8%

Domestic sales increased 13.2 percent in the first nine months of fiscal 2012 due to increases in ophthalmic and OEM sales which are recorded as domestic sales.  International sales decreased 4.6 percent in the first nine months of fiscal 2012 as the decrease in international neurosurgery sales was supplemented by the decrease in international ophthalmology sales of 1.3 percent.

Gross Profit

Gross profit as a percentage of net sales was 57.3 percent in the first nine months of fiscal 2012 compared to 58.3 percent for the same period in fiscal 2011.  Gross profit as a percentage of net sales for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 decreased 1.0 percentage point due to the impact of an inventory write-down of approximately $367,000 and the impact of the mix of OEM sales, partially offset by the impact of the improved margins on our ophthalmology products and the recognition of deferred revenue from our OEM partners.

Operating Expenses

	Nine Months Ended April 30, 2012		Nine Months Ended April 30, 2011
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$2,634	6.1%	$2,587	6.5%
Sales & Marketing expenses	8,851	20.5%	8,528	21.3%
General & Administrative expenses	7,690	17.8%	6,854	17.1%

R&D as a percentage of net sales was 6.1 percent and 6.5 percent for the first nine months of fiscal 2012 and 2011, respectively.   R&D costs increased $47,000 in the first nine months of fiscal 2012 compared to the same period in fiscal 2011.

Sales and marketing expenses increased $323,000 to $8.9 million for the first nine months of 2012 compared to $8.5 million for the first nine months of 2011. However they declined as a percent of sales to 20.5 percent of net sales for the first nine months of fiscal 2012 compared to 21.3 percent for the same period in fiscal 2011.

General and administrative expenses increased by approximately $836,000 to $7.7 million, or 17.8 percent of net sales, in the first nine months of fiscal 2012 compared to $6.9 million, or 17.1 percent of net sales, for the first nine months of fiscal 2011. The increase in general and administrative expenses as a percentage of net sales was primarily due to stock compensation granted to directors, executive officers and senior managers of the organization.

Index

Other Income/(Expenses)

Other expense for the first nine months of fiscal 2012 decreased to $19,000 compared to other expense of $210,000 for the first nine months of fiscal 2011, due to lower interest expense on a reduced level of debt and the $99,000 loss on sale of product line which the Company experienced in fiscal 2011.

Operating Income, Income Taxes and Net Income

Operating income for the first nine months of fiscal 2012 was up $159,000 to $5.5 million, as compared to the comparable 2011 fiscal period. The higher operating income was primarily the result of a 7.8 percent increase in sales (including $1.2 million in deferred revenue) partially offset by a 10.6 percent increase in cost of sales, a 1.8 percent increase in R&D expenses, a 3.8 percent increase in sales and marketing expenses and a 12.2 percent increase in general and administrative expenses.

The Company recorded a $1.5 million tax provision on pre-tax income of $5.5 million, a 27.0 percent tax provision, in the first nine months of fiscal 2012.  In the first nine months of fiscal 2011, the Company recorded a $1.5 million tax provision on pre-tax income of $5.2 million, a 29.9 percent tax provision.  The decrease in the effective tax rate was primarily due to the increase in the production deduction from 6.0 percent to 9.0 percent and the impact of the Company’s state tax planning strategies.  These decreases were partially offset by the expiration of the research and experimentation credit in December, 2011.

Income from continuing operations increased by $404,000 to $4.0 million for the first nine months of fiscal 2012 from $3.6 million for the same period in fiscal 2011. The increase in net income was primarily due to the increase in operating income discussed above.  Basic and diluted earnings per share from continuing operations for the first nine months of fiscal 2012 increased to $0.16 from $0.14 for the first nine months of fiscal 2011.  Basic weighted average shares outstanding increased from 24,878,768 at April 30, 2011, to 25,080,096 at April 30, 2012.

The Company also experienced a $382,000 loss in the first nine months of fiscal 2012, or $0.02 basic and diluted earnings per share, as compared to $26,000 for the first nine months of fiscal 2011, from the discontinued operations of its plastic injection molding operations.  Net income was $3.6 million, or $0.14 basic and diluted earnings per share for the nine months ended April 30, 2012.

Liquidity and Capital Resources

The Company had approximately $12.8 million in cash and no interest-bearing debt as of April 30, 2012.

Working capital, including the management of inventory and accounts receivable, is a key management focus. At April 30, 2012, the Company had an average of 65 days of sales outstanding utilizing the trailing twelve months’ sales for the period ended April 30, 2012. The 65 days of sales outstanding at April 30, 2012, was 8 days favorable to July 31, 2011, and 1 day unfavorable when compared to April 30, 2011, utilizing the trailing twelve months of sales.

At April 30, 2012, the Company had 219 days of average cost of sales in inventory on hand utilizing the trailing twelve months’ cost of sales for the period ended April 30, 2012.  The 219 days of cost of sales in inventory was unfavorable to July 31, 2011, by 23 days and 3 days favorable to April 30, 2011, utilizing the trailing twelve months of cost of sales. Days of inventory on hand increased to 219 days as of April 30, 2012 due to the Company’s efforts to eliminate the backorders.  We believe that the continued implementation of our lean initiatives throughout our production, inventory management and shipping processes will contribute to our achieving world class service levels as the Company moves forward.

Cash flows used by operating activities were $3.0 million for the nine months ended April 30, 2012 compared to cash flows provided by operating activities of approximately $2.6 million for the comparable fiscal 2011 period. The decrease of $5.6 million was primarily attributable to the decrease in income taxes payable of $6.1 million, an increase in inventory of $1.5 million, the decrease in deferred revenues of $1.2 million and the increase in income taxes receivable of $378,000.  This decrease was partially offset by an $767,000 decrease in accounts receivable, a $1.3 million increase in accounts payable, a $455,000 decrease in deferred income taxes and various other adjustments to reconcile net income to net cash provided of $1.0 million.

Index

Cash flows used by investing activities were $1.8 million for the nine months ended April 30, 2012, compared to $1.7 million of cash used by investing activities for the comparable fiscal 2011 period. During the nine months ended April 30, 2012, cash additions to property and equipment were $1.6 million, compared to $1.2 million during the nine months ended April 30, 2011. The additions to property and equipment were primarily an investment in equipment necessary to keep up with the growing disposable OEM sales demand.

Cash flows used in financing activities were $1.0 million for the nine months ended April 30, 2012, compared to cash used in financing activities of $2.5 million for the nine months ended April 30, 2011.

The Company had the following committed financing arrangements as of April 30, 2012, but had no borrowings thereunder:

Revolving Credit Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of April 30, 2012, interest under the facility would have been 2.24 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at April 30, 2012. Outstanding amounts, if any, are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2011, to extend the termination date through November 30, 2013.

The facility has two financial covenants:  a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of April 30, 2012, the Company’s leverage ratio was 0.72 times and the fixed charge coverage ratio was 1.45 times. Collateral availability under the line as of April 30, 2012, was approximately $8.6 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit:   Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of April 30, 2012. The equipment line of credit was amended on November 30, 2011, to extend the maturity date to November 30, 2013.

Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next twelve months.  In addition, the remaining deferred revenue from the Alcon settlement will flow through our statement of income over the next fourteen years.  However, as cash has already been collected, it will not impact our future liquidity.

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

Index

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

Critical Accounting Policies

The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2011.  In the first nine months of fiscal 2012, there were no changes to the significant accounting policies.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $12.8 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 70 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 35 basis points would decrease the amount of interest income from these funds by approximately $45,000.

The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at April 30, 2012, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at April 30, 2012, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these two facilities.

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

Index

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2012. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2012, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In August 2011, we began processing financial transactions on a newly implemented ERP system.  This change of systems is designed to streamline and integrate our production planning, manufacturing and financial processes by reducing the number of platforms used to record and report information, improve efficiency by reducing the amount of manual activity, and improve the control environment by strengthening our financial policies, processes and systems.

During the fiscal quarter ended April 30, 2012, the Company implemented a new inventory system consistent with its lean operating methodology.  During the implementation of the new inventory system, the maintenance of computerized inventory was temporarily affected.  This resulted in the need for a physical inventory at the end of the quarter and a $367,000 charge to cost of goods sold to appropriately reflect the inventory count.  Other than this temporary change, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1 — Legal Proceedings

     From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.  If a loss is not probable, a liability is not recorded.  As of April 30, 2012, the Company has no litigation reserve recorded.

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

Index

Item 4 — Mine Safety Disclosures

Not applicable

Item 5 — Other Information

(a)	None.
(b)
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012.

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

SYNERGETICS USA, INC.
(Registrant)

June 11, 2012	/s/David M. Hable
David M. Hable, President and Chief Executive Officer
(Principal Executive Officer)

June 11, 2012	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)