Form 10-K
period 2012-07-31
SYNERGETICS USA INC
filed 2012-10-15
CIK 836429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2012 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-10382

SYNERGETICS USA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5715943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3845 Corporate Centre Drive
O’Fallon, Missouri	63368
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(636) 939-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	The Nasdaq Capital Market

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
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported by The Nasdaq Stock Market as of January 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $131,768,122.

At October 1, 2012, there were 25,751,962 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders, expected to be held on December 13, 2012, are incorporated by reference into Part III of this Form 10-K where indicated.

SYNERGETICS USA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2012

SYNERGETICS USA, INC.

PART I

Item 1.	Business

Overview

Synergetics USA, Inc. (“Synergetics USA” or “the Company”) is a leading supplier of precision surgical devices. The Company’s primary focus is on the disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent distributor sales organizations, both domestically and internationally, and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, disposable and reusable devices, surgical equipment, procedural kits and the delivery of various energy modalities for the performance of surgery, including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide sales information is included in Note 14 to the audited condensed consolidated financial statements.

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

During fiscal 2012, the Company’s sales revenue and contribution margins for the products supplied to Codman and Stryker have increased, as anticipated, primarily due to the additional sales personnel deployed by these marketing partners and the Company’s elimination of commercial expenses associated with the distribution of these products. However, gross profit margins for these products have decreased, as the transfer prices to Codman and Stryker are lower than the previous average direct selling prices.  These relationships are proceeding well with unit volumes with respect to these products at least doubling.

On April 27, 2010, the Company announced that it had entered into a Settlement and License Agreement with Alcon, Inc. (“Alcon”) pursuant to which Alcon agreed to pay the Company $32.0 million, and the Company agreed to produce certain products for distribution by Alcon. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third fiscal quarter of 2010. The remaining $19.0 million has been accounted for as deferred revenue on the balance sheet. As units were to be shipped to Alcon under a Supply Agreement entered into pursuant to the settlement, the Company was to be paid an incremental transfer price. In addition, the Company recognized a portion of the deferred revenue based upon the estimate of the total units to be delivered to Alcon over a 15-year period. The Company recognized $1.2 million and $696,000 of this deferred revenue during fiscal 2012 and fiscal 2011, respectively.

On December 9, 2010, the Company announced that it signed a product development and consulting agreement pertaining to ophthalmology with Retinal Solutions, LLC located in Michigan.

On December 14, 2010, the Company announced the introduction of its next generation of the Codman® Malis® electrosurgical generator, the CMC® V.  The new electrosurgical generator is a state-of-the-art, digitally controlled system that provides surgeons with significant advancements in controls for intraoperative cutting and coagulating.

On December 22, 2010, Codman elected to exercise its option of exclusive distribution with respect to the bipolar generators and related disposables and accessories and to pay a $600,000 exclusivity fee. The Company recognized $266,000 and $334,000 of this revenue during fiscal 2012 and fiscal 2011, respectively.

On February 16, 2011, the Company retired the debt on its O’Fallon, Missouri facility.

On August 9, 2011, the Company announced that it had elected two new members to its Board of Directors, D. Graeme Thomas and Patricia S. Williams.

On October 27, 2011, the Company announced two new ophthalmic products for the vitrectomy market which were showcased at the 2011 Annual Meeting of the American Academy of Ophthalmology.  The Company also announced record sales leads generated from the showcasing of its ophthalmic products.

On November 15, 2011, the Company announced its plans on improving its ratio of independent directors to inside directors to align the governance platform with corporate best practices.  As such  David M. Hable was the only inside director nominated and elected at the 2011 Annual Shareholders’ meeting providing a ratio of six independent directors to one inside director.

On November 30, 2011, the Company extended its revolving credit facility and its equipment line of credit through November 30, 2013.

On December 31, 2011, the Company’s agreements with Codman expired and were renewed for a period of three years.

On February 9, 2012, Mobius Therapeutics, LLC (“Mobius”), a St. Louis-based ophthalmic pharmaceutical company, announced that the U.S. Food and Drug Administration (“FDA”) had approved its orphan drug for glaucoma and that Synergetics would be manufacturing the kit for the administration of the drug.

On February 13, 2012, Alcon informed the Company that Alcon had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement. Accordingly, the Company revised the deferred revenue recognition period to the remaining life of the patents which is 14 years.

On April 23, 2012, Kurt W. Gampp, Jr., Executive Vice President and Chief Operating Officer, tendered his resignation in order to pursue an entrepreneurial opportunity. Mr. Gampp’s resignation was effective May 4, 2012.

On June 26, 2012, the Company announced that it received 510(k) clearance from the FDA for VersaVITTM, a novel vitrectomy system for the retinal surgery market.  On July 20, 2012, the VersaVITTM vitrectomy system received clearance for the “CE” mark, allowing access to the European market.

Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY

	Fiscal Year Ended July 31,
	2012	Mix	2011	Mix

Ophthalmic	$35,240	58.70%	$34,547	62.10%
Original Equipment Manufacturers (“OEM”)(1)	23,973	40.00%	19,456	34.90%
Other (2)	801	1.30%	1,654	3.00%
Total	$60,014	100.00%	$55,657	100.00%

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and royalties along laser probes to Iridex Corporation (“Iridex”). In addition, recognition of deferred revenues of $266,000 and $1.2 million from Codman and Alcon, respectively, are included in this category for the fiscal year ended July 31, 2012, respectively.  Recognition of deferred revenues of $334,000 and $696,000 from Codman and Alcon, respectively, are included in this category for the fiscal year ended July 31, 2011.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

The increase in sales during fiscal 2012 compared with fiscal 2011 was primarily due to an increase of $693,000 in ophthalmic sales and a $4.5 million increase in OEM sales, partially offset by an $853,000 decrease in other sales due to the transition of the majority of our direct neurosurgery product sales to our marketing partners.  Currently, disposable product sales account for approximately 81.5 percent of our total product sales.  Overall sales of our disposable products grew $4.0 million, or 8.8 percent, in fiscal 2012 as compared to fiscal 2011. Sales of capital equipment declined by approximately $267,000, or 2.7 percent, in fiscal 2012 as compared to fiscal 2011.

Information with respect to the breakdown of revenue for domestic and international sales is included in Note 14 to the consolidated audited financial statements.

RESULTS OF OPERATIONS
(dollars in thousands)
	Fiscal Year Ended July 31,

	2012	2011	Increase
			(Decrease)
Net Sales	$60,014	$55,657	7.8%
Gross Profit	34,519	32,781	5.3%
Gross Profit Margin %	57.5%	58.9%	(2.4%)
Commercial Expenses
Sales & Marketing	11,881	11,474	3.5%
General &Administrative	10,515	9,245	13.7%
Research &Development	3,642	3,713	(1.9%)
Operating Income	8,481	8,349	1.6%
Operating Margin	14.1%	15.0%	(6.0%)
EBITDA(1)	10,204	9,963	2.4%
EBITDA from Operations (1)	10,204	10,062	1.4%
Net Income	5,586	5,633	(0.8)
Net Income from Operations (1)	5,968	5,738	4.0%
Earnings per share	0.22	0.23	(4.3%)
Earnings per share from Operations (1)	0.24	0.23	4.3%
Operating Return on average equity (1)	11.1%	12.1%	(8.3%)
Operating Return on average assets (1)	7.5%	7.7%	(2.6%)

(1)
EBITDA, EBITDA from operations, net income from operations, earnings per share from operations, operating return on average equity and operating return on average assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”).  EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization.    EBITDA from operations is defined as net income (net of one-time events) before interest expense, income taxes, depreciation and amortization.  Net income from operations and earnings per share from operations are also net of one-time events.  Operating return on average equity is defined as net income (net of one-time events) divided by average equity.  Operating return on average assets is defined as net income (net of one-time events) plus interest expense divided by average assets.  See disclosure following regarding the use of non-GAAP financial measures.

	Fiscal Year Ended July 31,
	(dollars in thousands)
	2012	2011
Income from continuing operations	$5,968	$5,669
Interest Expense	43	202
Income Taxes	2,499	2,467
Depreciation	1,093	972
Amortization	601	653
EBITDA	$10,204	$9,963

Pre-Tax Income from One-Time Events
(Loss) from Stryker Sale of Accounts Receivable	$--	$(99)
TOTAL Pre-Tax Income from One-Time Events	--	$(99)
EBITDA from Operations	$10,204	$10,062

	Fiscal Year Ended (dollars in thousands)
	July 31, 2012	July 31, 2011
Income from Continuing Operations	$5,968	$5,669
After-Tax Income from One-Time Events
(Loss) from Stryker Sale of Accounts Receivable	--	(69)
TOTAL After-Tax Income from One-Time Events	--	(69)
Net Income from Operations	$5,968	$5,738

Average Equity:
July 31, 2012	$56,478
July 31, 2011	50,664	$50,664
July 31, 2010		44,226
Average Equity	$53,571	$47,445
Operating Return on Average Equity	11.1%	12.1%
Net income from Operations	$5,968	$5,738
Interest	43	202
Net income from Operations + Interest Expense	$6,011	$5,940
Average Assets:
July 31, 2012	$78,763
July 31, 2011	81,310	$81,310
July 31, 2010		73,095
Average Assets	$80,037	$77,203
Operating Return on Average Assets	7.5%	7.7%

Non-GAAP Financial Measures

We measure our performance primarily through our operating profit.  In addition to our audited consolidated financial statements presented in accordance with GAAP, management uses certain non-GAAP measures, including EBITDA, EBITDA from operations, net income from operations, earnings per share from operations, operating return on average equity and operating return on average assets, to measure our operating performance.  We provide a definition of the components of these measurements and reconciliation to the most directly comparable GAAP financial measure.  The one-time event excluded from operations is the loss of $99,000 from the sale of the Omni® product line to Stryker.

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

These non-GAAP measures are not in accordance with, or an alternative to, measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies.  In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles.  Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.  These measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.

Our Business Strategy

The Company’s strategy is to enhance shareholder value through profitable revenue growth in ophthalmology and neurosurgery markets. This is accomplished through the identification and development of reusable and disposable devices in collaboration with leading surgeons and marketing partners. We are committed to establishing a strong operational infrastructure and financial foundation within which growth opportunities can be prudently evaluated, financed and pursued. We will remain vigilant and sensitive to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. In fiscal 2012 and beyond, our strategic priorities are to drive accelerating growth in the ophthalmology business, manage our neurosurgery and OEM businesses for stable growth and strong cash flows, deliver improved profitability through our lean initiatives and demonstrate solid financial performance.

Drive Accelerating Growth in our Ophthalmology Business

We are focused on expanding our product platform into larger and faster-growing segments of the vitreoretinal device market. Thus, we have focused our internal research and development efforts on developing innovative technologies that will enable Synergetics to enhance its value to the vitreoretinal community. We are implementing several focused initiatives to capitalize on our recent new product introductions such as the VersaPACKTM, the VersaVITTM and the Ultimate Vit EnhancerTM and capitalize on the current competitive environment. In addition, we are also seeking business development opportunities to augment and complement our existing ophthalmic franchise.  Finally, we are improving our sales force productivity. In the U.S., we are focused on enhancing our compensation programs to target the appropriate mix of product and rigorous development of our sales force capabilities through enhanced training and customer relationship management. In the international markets, we are working to optimize our sales capabilities and distribution infrastructure.

Manage our Neurosurgery and OEM Business for Stable Growth and Strong Cash Flows

We have multi-year contracts established with our two largest OEM customers, Codman and Stryker. These relationships provide high visibility within the neurosurgery markets and allow us to achieve attractive operating margins. We provide best-in-class technologies with our electrosurgical generators and disposable bipolar forceps being distributed by Codman and our lesion generator and ultrasonic aspirator disposables being distributed by Stryker. We are working with both of these OEM customers to provide product line iterations to maintain their technological advantages. We also work with other select potential OEM customers to develop relationships which would continue to enhance our OEM platform growth and profitability that complement our strategic focus. Mobius, a St. Louis-based ophthalmic pharmaceutical company, received final approval from the U.S. FDA in February 2012 for its platform product, Mitosol®, which will be used in glaucoma surgery. Synergetics is packaging this product for Mobius.

Deliver Improved Profitability through our Lean Initiatives

We have been developing comprehensive company-wide initiatives aimed at creating a more efficient operating platform. The lean mindset has begun to permeate our corporate culture, including manufacturing, human resources, finance and administration. In addition, we implemented our new Enterprise Resource Planning (“ERP”) system in August 2011.  Improvements throughout the organization are expected to emerge as we optimize the ERP system.

Demonstrate Solid Financial Performance

In the short and long-term, we expect to continue to deliver a growing revenue stream and meet increasing earnings objectives. We also will enhance our working capital usages by employing both our new lean philosophy and our new ERP system to derive more free cash flow from the business. We will prudently manage our capital structure to allow for additional growth opportunities and optimal cash deployment.

Research and Development (“R&D”) Strategy

Our R&D strategy primarily focuses on developing new products in collaboration with leading retinal surgeons and neurosurgeons utilizing our proprietary technology and our expertise in vitreoretinal surgery and neurosurgery.  We are continually engineering new products and instrumentation, as well as enhancements to existing products, to meet the needs of surgeons in the ophthalmology and neurosurgery disciplines.  We have entered into consultation arrangements with leading ophthalmic surgeons, all of whom specialize in vitreoretinal procedures.  In neurosurgery, we have worked closely with our marketing partners to develop ultrasonic tips and handheld devices.

The Company has historically invested in specific R&D projects.  In fiscal 2012, we spent approximately 80 percent of our R&D expenditures on ophthalmic opportunities and 20 percent on neurosurgery and OEM opportunities.

	Fiscal Year Ended July 31,
	2012	2011	2010
R&D expenditures (in thousands)	$3,642	$3,713	$3,008
Percentage of net sales	6.1%	6.7%	5.8%

We anticipate ongoing R&D costs in connection with the development of our products.  The Company’s R&D resources include:  an advanced technology group that works on longer-term, highly complex R&D initiatives and a device development group that works on strategically targeted products.  These three groups focus on projects in both ophthalmology and neurosurgery.  The engineering team at the King of Prussia, Pennsylvania location develops new electrosurgery products.  The alignment of our R&D resources into these groups allows us greater flexibility to meet the ever-changing needs of our customers as well as allow the Company to focus on those products and technologies that fit within our strategic plan.

At July 31, 2012, the Company’s development pipeline included 26 active projects in various stages of completion.  We had identified four of these projects as being the highest priority projects which will help to drive the Company onto a different growth trajectory and address larger market opportunities within ophthalmology and neurosurgery.  Of these four opportunities, three were for the ophthalmic market and one was for the neurosurgery market.  The Company completed two of its most recent top priority ophthalmology R&D projects when it introduced the VersaPACKTM and our novel VersaVITTM for use in vitreoretinal procedures. The launch of these two products allows the Company to compete in the estimated $277 million and $148 million segments of the annual vitreoretinal market, respectively, in which we previously did not compete. The remaining ophthalmic product needs to be reconciled with existing market conditions and the remaining neurosurgery product needs to be reconciled with our marketing partner’s priorities. In fiscal 2013, our key objectives are to commercialize VersaVITTM globally and drive increased sales of VersaPACKTM.

 The Company expects to invest in R&D at a rate of approximately 5 to 7 percent of net sales each fiscal year.  Substantially all of our R&D is conducted internally.  In the 2013 fiscal year, we expect to fund all of our R&D projects with current assets and cash flows from operations.  We continuously review our R&D initiatives to ensure they remain consistent with and supportive of our strategic growth initiatives.

Marketing

Ophthalmic/Vitreoretinal

Markets

Vitreoretinal surgery refers to any surgical procedures involving the posterior portion of the eye, also commonly referred to as “the back of the eye.” Conditions associated with vitreoretinal surgery often require surgical treatment to prevent vision loss. These conditions include proliferative diabetic retinopathy, retinal detachments and tears, macular holes, macular puckers, vitreous hemorrhages and traumatic eye injuries as well as other diseases. The retinal surgeon requires a variety of devices and equipment to perform the surgery, such as a vitrectomy machine and vitreous cutter to remove the vitreous from the eye, a light source and endoilluminator to illuminate the eye and a laser and laser probe, which provides focused photocoagulation for the treatment of diabetic retinopathy and related conditions.

Based upon a study performed by Market Scope LLC (“Market Scope”), dated February 2011, there are approximately 2,000 practicing retinal specialists in the United States and an additional 7,900 throughout the rest of the world. It is estimated that approximately 329,000 vitrectomies will be performed each year in the United States and 1.26 million total vitrectomies will be performed throughout the world in 2012.  Market Scope estimates that these procedures are growing 3.6 percent annually.  On a dollar basis, we estimate that the vitreoretinal market will grow approximately 7 percent to $997 million in 2012.

Our business continues to grow and evolve as market conditions change. Due to the changing needs of the retina community, the Company designed the VersaVITTM vitrectomy machine and Core EssentialsTM vitrectomy pack to provide surgeons with a vitrectomy platform that is portable, versatile, space-saving and most of all, cost efficient.  Synergetics will continue to focus on market needs and market changes to continue to provide surgeons with products that meet their needs.

Marketing and Sales Force

In the United States, we have assembled a direct, dedicated sales organization, consisting of 20 sales representatives, six sales managers and seven marketing professionals. In fiscal 2013, we are expanding our sales representatives by three and our marketing professionals by one to fully implement our VersaVITTM launch and work on additional devices and accessories to complement our newest piece of surgical equipment.  Our team sells our vitreoretinal surgical products directly to end-users at hospitals, ambulatory surgery centers and surgeon offices throughout the country. We offer nearly 1,000 separate catalogue items in the vitreoretinal surgical market. Our vitreoretinal products include a vitrectomy system under the VersaVITTM brand, procedural packs under VersaPACKTM and Core EssentialsTM brand, fiberoptic endoilluminators and endolaser probes, a variety of disposable and reusable devices designed for intraocular manipulation of tissues, illumination equipment under the PhotonTM brand, laser equipment for the United States market under Ellex’s SolitaireTM brand and Quantel’s SupraTM and VitraTM brands, Volk’s line of ophthalmic lenses and its MerlinTM non-contact viewing systems and other miscellaneous products.

Internationally, we utilize a hybrid sales network comprised of direct and distributor sales. We have distribution agreements with independent representatives to sell and distribute our ophthalmic surgical products. At July 31, 2012, we had 12 international direct sales employees and were represented by over 50 non-U.S. distributors and independent sales representatives. Our vitreoretinal surgical products are offered for sale in approximately 60 countries outside the United States. The terms of sale to our non-U.S. distributors and our non-U.S. end-user customers do not differ materially from those to our domestic end-user customers. Selling prices are established based upon each country’s competitive pricing environment.

Competition

Our ophthalmic surgical devices and equipment compete against manufacturers of similar products, including those sold by our major competitors, Alcon, Bausch & Lomb, Inc., Dutch Ophthalmic Research Center and Iridex. In addition, our products compete with smaller and larger specialized companies that do not otherwise focus on ophthalmic and vitreoretinal surgery. In the future, aggressive pharmaceutical intervention may adversely affect the demand for our surgical products.

Marketing Partner and OEM Markets

The Company has OEM relationships with Codman Stryker and Mobius.

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

The Codman relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes. Sales to Codman in the fiscal year ended July 31, 2012 comprised 18.6 percent of the Company’s net sales.

The Company supplies a lesion generator used for pain treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the Company entered into a one-year extension to the agreement with Stryker. The Company has negotiated an extension to the agreement through October 31, 2012 and is continuing to negotiate a further extension to this agreement. The agreement covers the manufacture and supply of the lesion generator unit together with certain accessories. The pain control unit can be utilized for facet denervation, rhizotomy, percutaneous cordotomy, dorsal root entry zone lesions, peripheral neuralgia, trigeminal neuralgia and ramus communications. Pain relief is achieved by the controlled heating of the area surrounding the electrode tip. A thermosensor in the probe is used to control tissue temperature. Impedance values are displayed to guard against unsafe conditions. The system provides an electrical stimulator for nerve localization and various coagulating outputs that are selectable based on the procedures undertaken. The generator is configured for bipolar output to minimize current spread, as well as monopolar operation. The agreement also provides Stryker the right of first refusal for the distribution of other products for use in the field of pain control or for use in conjunction with a lesion generator technically the same as the products distributed under this agreement.

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

The Stryker relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes. Sales to Stryker in the fiscal year ended July 31, 2012 comprised 17.3 percent of the Company’s net sales.

Markets

Neurosurgical procedures on a global basis continue to rise at an estimated 1 to 3 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in emerging markets, among other factors. Based upon this growth in procedures, sales of neurosurgical products worldwide are forecasted to increase by approximately 4 percent.

Competition

In the field of neurosurgery, we develop, design and manufacture precision-engineered, surgical devices and instruments. In addition, we believe we are the premier manufacturer of bipolar electrosurgical systems sold through Codman for use in neurosurgery. Our neurosurgical bipolar electrosurgical systems compete against the Valleylab division of Covidien Ltd., Kirwan Surgical Products, Inc., Erbe Elektromedizin GmbH and Aesculap, including Aesculap Inc., USA and Aesculap GmbH, divisions of B. Braun Medical Inc. Ultrasonic aspirator and accessory tips sold through Stryker compete against Integra Life Sciences Holdings, Corp., the manufacturer of the CUSATM and the SelectorTM ultrasonic systems. Our neurosurgical devices and disposables compete against manufacturers of similar products, including those sold by the neurosurgery division of Integra LifeSciences. Additionally, we compete with smaller and larger specialized companies that do not otherwise focus on neurosurgery. Our products also compete with other technologies, such as handheld instruments and a variety of tissue removal systems designed for removing skull-based tumors. In the future, aggressive pharmaceutical intervention may adversely affect the demand for our surgical products.

Operations

Manufacturing and Supplies

We design, manufacture and assemble the majority of our ophthalmic, direct neurosurgical and certain of our OEM products in our facility in O’Fallon, Missouri.  The bipolar electrosurgical generators (including the neurosurgical, pain control and other generator units) are manufactured in our facility in King of Prussia, Pennsylvania.  The SolitaireTM, SupraTM and VitraTM lasers, the Volk lenses and MerlinTM systems are purchased by the Company from their respective manufacturers.  Our products are assembled from raw materials and components supplied to us by third parties.  Most of the raw materials and components we use in the manufacture of our products are available from more than one supplier.  For some components, there are relatively few alternate sources of supply.  For a portion of our disposable product line and for several key components of our PhotonTM light sources, our VersaVITTM vitrectomy system and our electrosurgical generators, we rely upon single source suppliers or contract manufacturers.

During the fiscal year ended July 31, 2012, we continued our lean journey and have introduced all of our manufacturing lines to the lean methodology.  These lines are at varying degrees of maturity.  In fiscal 2013, we expect to continue the maturation process.  In addition, we implemented the two-bin, Kanban inventory system which we will be fine-tuning during fiscal 2013.  Throughout the year, we have been able to increase the sales per employee by over seven percent without any increase in the manufacturing footprint.

The improvements we have made in our supply chain management have allowed the Company to reduce days of inventory on hand from 265 days at July 31, 2008 compared with 233 days at July 31, 2009, 196 days at July 31, 2010 and 193 days at July 31, 2011.  As of July 31, 2012, days of inventory on hand increased to 200 days, excluding approximately $1.7 million in inventory for new products and new product launches.  We have been working to establish appropriate inventory levels which will allow us to reduce our backorder and achieve world class service levels.

Government Regulations

Medical devices manufactured by the Company are subject to extensive regulation by governmental authorities, including federal, state and non-U.S. governmental agencies.  The principal regulator in the United States is the FDA.

FDA regulations are wide-ranging and govern the development, production and marketing of medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling and promotion of devices, the maintenance and retention of certain records, the ability to track devices in distribution, the reporting of potential product defects and patient incidents, the export of devices and other matters.

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

The Company had four 510(k)’s issued during fiscal 2012, which included those for the VersaVITTM vitrectomy system, two versions of the bipolar forceps and a newer version of the directional laser probe.

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

Medical device regulations also are in effect in many of the countries outside the United States in which our products are sold.  These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications.  The number and scope of these requirements are increasing.  In June 1998, the European Union Medical Device Directive became effective, and all medical devices sold in the European common market must meet the Medical Device Directive standards. The Company sells its products in the European medical device market; as such, we have voluntarily chosen to participate in audits established by the European Union through which we have obtained “CE marking” for many of our products.  The Company is subjected to annual audits at both of our manufacturing facilities for compliance to the quality system standards established by the International Standards Organization (“ISO”) and Medical Device Directives established by European law.  The Company is certified to ISO 13485:2003, the international standard for quality systems as applied to medical devices.  Failure to correct deficiencies discovered during an audit could result in the removal of the CE mark on our products, which would effectively bar the sale of the Company’s products in the European market.  Such a result would have a significant and material negative impact on the Company and its business.  In addition, there are several other countries that require additional regulatory clearances.

Management believes that we are in material compliance with the government regulations governing our business in the countries where we market our products

Safety Approvals

The majority of our capital equipment products also require electrical safety testing, and in some cases electromagnetic compatibility testing, either as a product registration requirement and/or to gain market acceptance.  Testing to internationally recognized standards is provided by third party vendors, who certify our products’ compliance to these standards.

Intellectual Property

Our continuing technological innovations and superior engineering designs, as well as the goodwill associated with our products, provide us with competitive advantages, many of which are proprietary to the Company.  We protect our proprietary advantages, in large part, by obtaining legal rights in issued patents, the filing of patent applications, maintaining trade secrets and confidential know how, and through the use of trademarks.

Patented and patent pending technology is used in most of our product lines, from our most recently released surgical equipment, the VersaVITTM vitrectomy system and its associated disposables, to our line of Directional Laser ProbeTM devices, our DDMSTM membrane scrapers, our PhotonTM line of illumination technology with complimentary accessories, and further, to the products we make for our OEM partners, such as our Malis® line of bipolar electrosurgical generators, forceps and other accessories, as well as certain surgical ultrasonic aspiration tips.  When deemed appropriate for our business success, we have chosen to and will continue to choose to enforce and defend these patent rights.

We generally seek patent protection on those technological advancements that are believed to be patentable and are planned or likely to be used in our products or product improvements.  Currently, the Company owns 74 unexpired patents around the world, 39 of which have issued in the United States.  Currently, our oldest, unexpired patent was issued in the United States almost 18 years ago, in 1994.  Given the range of ages of the patents in our portfolio, we expect that patent expiration will be a routine event going forward for some time.  We do not believe that the expiration of any one patent, or the expiration over time of each of our currently unexpired patents, will have a material, adverse effect on our business.  Furthermore, we manage our patent portfolio such that we will delete a patent application or an issued patent from our portfolio when we determine that the offensive and defensive value of such patent or application is outweighed by its costs of maintenance.

Through our research and development efforts, we are continually creating new intellectual property, and continue to file patent applications around the world to protect our rights in these developments.  The Company has numerous, pending patent applications in the United States and in other countries.  We believe that these patent applications will mature into issued patents in due course; however, we also know that other legal rights, whether of other inventors or of the public, ultimately may prevent our applications from issuing as patents.

We do not rely exclusively on our patents to provide us with intellectual property protections, but also rely on trade secrets, know-how, and trademarks.  In an effort to protect our trade secrets and know-how, we generally require our employees, consultants, and advisors to enter into confidentiality agreements with us upon the commencement of their respective relationships with us.  These confidentiality agreements typically provide that all confidential information developed or disclosed by us during the course of the relationship must be kept confidential and cannot be used except to further the purposes of the relationship.  To the extent that such confidential information is likely to include inventions, our agreements with our employees, consultants, and advisors may also contain provisions requiring these individuals to assign to us any inventions conceived or reduced to practice in the course of the relationship.

Regarding our trademarks, the Company relies on protections from both formal registrations and common law rights.  The Synergetics brand name is a registered trademark of the Company.  Other trademarks used in association with the Company’s products include the diamond logo, Vision for Life, VersaVIT, VersaPACK, Core Essentials, Bullseye, Corona, Diamond Black, DDMS, Directional Laser Probe, Extendable Directional Laser Probe, Inverted Directional Laser Probe, FullView, I-Pack, Kryoptonite, Maxillum, Microfiber, Microserrated, One-Step, Photon, Photon I, Photon II, P1, P2, Pinnacle, Syntrifugal, Apex, Synerport, TruCurve and Vivid.  Other trademark registrations owned by the Company include Malis, the Malis waveform logo, Bident, Gentle Gel and Finest Energy Source Available for Surgery.  Other trademarks owned by us and for which use inures to the benefit of the Company include Burst, Barracuda, Lumen, Lumenator and TruMicro.  All other trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Backlog

As of July 31, 2012, our backlog was approximately $1.7 million.  We are currently working to determine the appropriate inventory levels to achieve world class service levels.

Employees

On July 31, 2012, we had approximately 349 employees, of which 299 were full-time employees.  As part of our lean manufacturing philosophy, we currently utilize temporary staffing agencies to provide us with approximately 15% of our manufacturing staff in order to remain flexible.  However, a fully staffed operation, including planned replacements, is approximately 360 employees.   From time to time, we retain temporary employees, part-time employees, engineering consultants, scientists and other consultants.  All full-time employees are eligible to participate in our health benefit plan.  None of our employees are represented by a union or covered by a collective bargaining agreement.  We consider our relationship with our employees to be satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information, as of the date of this Annual Report on Form 10-K, with respect to the executive officers of the Company.

Name	Age	Position(s) with the Company

David M. Hable	57	President, Chief Executive Officer & Director
Pamela G. Boone	49	Executive Vice President, Chief Financial Officer, Treasurer & Secretary
Jerry L. Malis	80	Executive Vice President & Chief Scientific Officer
Jason J. Stroisch	37	Vice President of Marketing and Technology
Michael R. Fanning	46	Vice President of Domestic Sales

David M. Hable joined the Company as its President, Chief Executive Officer (“CEO”) and director in January 2009.  Prior to joining the Company, Mr. Hable served as President and CEO of Afferent Corporation, a venture capital backed medical device company focused on neuro stimulation therapies. Previously, he was Chairman of the Board of ONI Medical Systems, Inc., a developer and marketer of magnetic resonance imaging equipment for extremity applications in non-hospital settings. Mr. Hable also spent over 20 years with Codman, which develops and markets a wide range of diagnostic and therapeutic products for the treatment of central nervous system disorders. Mr. Hable was engaged at Codman in several sales and marketing positions.  From 1998 to 2003, Mr. Hable served as Codman’s Worldwide President leading all functions in the company, both domestically and internationally. Mr. Hable has overall responsibility for the management of the Company.

Pamela G. Boone joined the Company as its Chief Financial Officer in May 2005. Prior to this, Ms. Boone served as Vice President and Chief Financial Officer of Maverick Tube Corporation (“Maverick”) from 2001 until January 2005 and as Vice President, Treasurer and acting Chief Financial Officer until May 2005. Maverick, a Missouri-based company, was a leading North American producer of welded tubular steel products used in energy and industrial applications. From 1997 to 2001, Ms. Boone served as Maverick’s Corporate Controller.  Ms. Boone coordinates and supervises the finance, treasury, budgeting, investor relations, accounting and information technology functions of the Company.

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

Jason J. Stroisch joined the Company in the Engineering division in September 1995.  In his seventeen years with the Company, Mr. Stroisch has had increasing levels of responsibility within the organization, including International Product Manager, International Sales Manager and Vice President of Ophthalmic Sales.  In April 2009, he was promoted to Vice President of International Sales and Marketing.  In August 2012, oversight of our R&D efforts was added to his responsibilities.  Mr. Stroisch coordinates and supervises the marketing efforts of the Company and the scientific development of the Company’s ophthalmic and OEM products.

Michael R. Fanning joined the Company as a territory manager in June 2003.  He was promoted to National Sales Manager in May 2006 and became Vice President of Domestic Sales in April 2009.  Prior to this, Mr. Fanning worked for GE Capital for over ten years.  Mr. Fanning coordinates and supervises the domestic sales and customer service operations of the Company.

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

Risks related to Our Business

The medical device industry is highly competitive and subject to technological change.  If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

The medical technology industry is characterized by intense competition and technology change.  We compete with established medical technology companies and early stage companies that have alternative solutions for the markets we serve or intend to serve.  Many of our competitors have several advantages to us; including:

•	access to greater financial and human resources for product development, sales and marketing and patent litigation;

•	greater name recognition;

•	long established relationships with physicians and customers;

•	additional lines of products and the ability to offer rebates or bundle products to offer greater discounts or incentives;

•	more established sales and marketing programs, and distribution networks; and

•	greater experience in conducting research and development, manufacturing, preparing regulatory submissions and obtaining regulatory clearance or approval for products and marketing approved products.

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

We cannot be certain that our current products or any other products we have or may develop or market will achieve or maintain market acceptance.  We cannot be certain that our devices and the procedures they perform will be able to replace established treatments or that physicians or the medical community in general will accept and utilize our devices or any other medical products that we may develop.

Market acceptance of our products depends on many factors, including our ability to:

•	convince key opinion leaders to provide recommendations regarding our products;

•	convince distributors and customers that our technology is an attractive alternative to other technologies;

•	manufacture products in sufficient quantities and at acceptable costs; and

•	supply and service sufficient quantities of our products directly or through marketing alliances.

If we do not introduce new commercially successful products in a timely manner, our products may become obsolete over time, thereby decreasing our revenue and profitability.

Demand for our products may change as a result of evolving customer needs, the introduction of new products and technologies, the discovery of cures for certain medical problems, including pharmacology, evolving surgical practices and evolving industry standards.  Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time causing our sales and operating results to suffer.  The success of our new products will depend on several factors, including our ability to:

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

New products and enhancements usually require a substantial investment in R&D before we can determine the viability of the product.  We spent 6.1 percent of our sales on R&D during the fiscal year ended July 31, 2012 and we expect to spend similar amounts for this purpose in future periods.  Our R&D process entails considerable uncertainty.  Moreover, new products and enhancements may not produce revenues in excess of the R&D costs, and they may become obsolete by changing customer preferences or the introduction by our competitors of new technologies or features.  Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs.

A significant part of our product sales comes from two customers, which makes us vulnerable to the loss of those customers.

During the fiscal year ended July 31, 2012, revenue from sales of our bipolar electrosurgical generators, disposable bipolar forceps, cord tubing sets, exclusivity and royalty payments from Codman represented approximately 18.6 percent of the Company’s total net sales.  Under our existing agreement with Codman, they distribute the electrosurgical generators on an exclusive basis.  Our existing agreement with Codman expired on December 31, 2011 and was renewed for an additional three-year period.  We continue to develop new generators and additions to the disposable bipolar forceps line for Codman which will expand their reach to additional markets.

In addition, revenue from the sales of our pain control generators, the ultrasonic aspirator tips and accessories by Stryker accounted for 17.3 percent of the Company’s total net sales for fiscal 2012.  Under our existing agreements with Stryker, they distribute the pain control generator and ultrasonic aspirator tips on an exclusive basis.  The pain control generator agreement expires on October 31, 2012, and the ultrasonic aspirator tip agreement expires on March 31, 2016.  We continue to develop new ultrasonic tips for Stryker which will expand their reach to additional markets.

Our international operations subject us to certain operating risks, which could adversely impact our net sales, results of operations and financial condition.

Sales of our products outside the U.S. represent approximately 27 percent of our revenue in 2012.  As of July 31, 2012, we sell our products through five direct sales organizations in Canada, Australia, France, Italy and Germany.  In addition, we have over 50 independent distributors in over 60 countries.  The results of operations and the financial position of certain of our foreign operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk.  Our most significant currency exposures are to the Canadian dollar and the euro.  The exchange rates between these and other local currencies and the U.S. dollar may fluctuate substantially.  We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in hedging activities.

The sales of our products across international borders subject us to extensive U.S. and foreign government trade, import, export and custom regulations and laws.  Compliance with these regulations is costly and may expose us to penalties for non-compliance.  Other laws and regulations that can significantly impact us are various anti-bribery laws including the U.S. Foreign Corrupt Practices Act and anti-boycott laws.  Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions of certain business activities and exclusion or debarment from government contracting.  Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

In addition, many countries in which we sell our products are, to some degree, subject to political, economic or social instability.  Our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions.  These risks include:

•	shortage of high-quality sales personnel and distributors;

•	the ability of our independent distributors to sell our products;

•	pricing pressure from local and regional competitors;

•	difficulties in enforcing or defending our intellectual property rights;

•	fluctuations in currency exchange rates and foreign currency translation adjustments;

•	unexpected changes in international or local market regulatory requirements, including imposition of currency exchange controls;

•	longer accounts receivable collection cycles;

•	import or export licensing requirements;

•	potentially adverse tax consequences;

•	political and economic instability;

•	obtaining regulatory approvals for our products;

•	end-market and/or regional competition that may have competitive advantages;

•	potentially reduced protection for intellectual property rights; and

•	subjectivity of non-U.S. laws.

We may face manufacturing and quality control challenges which could impact our competitive advantage.

The manufacturing of our surgical equipment and disposable accessories is a highly complex and precise process.  We assemble critical components and sub-assemblies and substantially all our final products at our facilities in O’Fallon, Missouri and King of Prussia, Pennsylvania. We may experience manufacturing difficulties, quality control support or manufacturing constraints particularly with regards to new products and increased production demands.  If our sales increase substantially, we may need to increase our production and quality control capacity and may not be able to do so in a timely, effective, or cost efficient manner.  We may not be able to manufacture sufficient quantities of our products which may require us to qualify other manufacturers of our products.  Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and as a result, product shipments to our customers could be delayed, which would negatively impact our net sales.

If any of our single source or limited source suppliers were to cease providing components, we may not be able to produce certain products.

Our products are assembled from raw materials and components supplied to us by third parties.  Most of the raw materials and components used in the manufacturing of our products are available from more than one supplier.  For some components, there are relatively few alternate sources of supply.  However, we rely upon single source suppliers or contract manufacturers for a portion of our disposable product line and for several key components of our PhotonTM light sources, our VersaVITTM vitrectomy system and our electrosurgical generators.  Our profit margins and our ability to develop and deliver products on a timely basis may be adversely affected by the lack of alternative supply in the required timeframe.

There are risks associated with the use of independent manufacturers including unavailability, shortage or limitations on the ability to obtain supplies of components in the quantities we require, delays in delivery or failure of suppliers to deliver critical components on the dates we require, failure of suppliers to manufacture our components to our specifications and potentially reduced quality and inability to obtain components at acceptable prices.  In addition, these suppliers must also adhere to the FDA’s rigorous manufacturing standards.

The loss of key personnel or failure to integrate replacement personnel could harm our business.

Our future success depends upon the continued service of key management, technical sales and other critical personnel, including Messrs. Hable, Malis, Fanning and Stroisch and Ms. Boone, our Chief Executive Officer, our Chief Scientific Officer, our Vice President of Domestic Sales, our Vice President of Marketing and Technology and our Chief Financial Officer, respectively.  We maintain key person life insurance for Messrs. Hable and Malis and Ms. Boone.  Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them.  The loss of any key employee could result in a disruption to our operations and could materially harm our business.  In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

Our operating results may fluctuate.

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include, but are not limited to:

•	general economic uncertainties and political concerns;

•	timing of customer capital availability and customer budgets for general expenditures;

•	receipt of necessary regulatory approvals;

•	the introduction of new products or product lines;

•	product modifications;

•	the level of market acceptance of new products;

•	the timing of R&D and other expenditures;

•	timing of the receipt of orders from, and product shipments to, distributors and customers;

•	changes in the distribution arrangements for our products;

•	manufacturing or supply delays;

•	the time needed to educate and train additional sales and manufacturing personnel;

•	costs associated with product introductions;

•	costs associated with defending our intellectual property; and

•	product returns.

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

     Our facilities could be subject to catastrophic loss such as fire, flood, tornados or earthquake. A substantial portion of our R&D and manufacturing activities, our corporate headquarters and other critical business operations are located in O’Fallon, Missouri near a major fault line which could result in an earthquake. We maintain property and business interruption coverages at levels we have determined are reasonable.  Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expense to repair and replace our facilities.

Risks related to Our Financial Condition

We are subject to credit risk from our accounts receivable related to our product sales, which include sales within European countries that are currently experiencing economic turmoil.

The majority of our accounts receivable arise from product sales in the U.S. Our accounts receivable in the U.S. are primarily due from marketing partners, public and private hospitals and ambulatory surgery centers.  However, we also have receivable balances from customers within the European Union, Canada, Japan, Russia and Brazil.  Our accounts receivable outside the U.S. are due from independent distributors and, to a lesser extent, public and private hospitals.  Our historic write-offs of accounts receivable have not been significant.

We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile.  Our independent distributors operate in Spain, Italy and Greece, where economic conditions continue to present challenges to our independent distributors’ businesses, and thus, could place at risk the amount due to us from them.

Our cash maintained with a bank may not be fully insured.

We maintain significant amounts of cash and cash equivalents at a financial institution that is in excess of federally insured limits.  Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

Risks related to the Regulation of our Industry

The recent U.S. healthcare reform legislation and other healthcare regulatory changes could adversely affect our revenue and financial condition.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in March 2010.  Among other initiatives, this legislation imposes a 2.3 percent excise tax on domestic sales of class I, II and III medical devices beginning in January 2013.  Substantially all of our products are class I and II medical devices.  Approximately 73 percent of fiscal 2012 sales were derived in the U.S.; the inability to offset this tax could have a material impact on results of operations. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs, though we are not certain of the impact that these provisions will have on patient access to new technologies and medical procedures.  We cannot predict if any additional regulations will be implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally.  However, any changes that lower reimbursement for our products or reduce medical procedures volumes could adversely affect our business and results of operations.

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

Risks related to Ownership of Our Common Stock

The market price of our stock may be highly volatile.

Our stock price has fluctuated widely.  It ranged from $3.30 to $7.55 per share during the year ended July 31, 2012.  Our stock price could continue to experience significant fluctuations in response to certain factors such as:

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

Our primary office and manufacturing operations are conducted in a 60,000 square foot building owned by our wholly owned subsidiary, Synergetics Development Company, LLC, a Missouri limited liability company.  The facility is located in O’Fallon, Missouri, approximately 25 miles west of St. Louis, Missouri.  We also lease approximately 10,000 square feet of additional space adjacent to our headquarters in O’Fallon, Missouri pursuant to a lease that expires on February 29, 2016.  The additional space houses the Advanced Technology R&D Group and the manufacturing of the ophthalmic capital equipment.

We also lease 13,500 square feet of office, assembly and manufacturing space in King of Prussia, Pennsylvania, which serves as office, engineering, and manufacturing space.  The lease for this facility expires on October 31, 2015.

We believe that these facilities are suitable and adequate for our operations.  Given our lean manufacturing initiative, we believe that we have the ability to generate additional production capacity using our existing manufacturing facilities.

Item 3.	Legal Proceedings

From time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of July 31, 2012, the Company has no litigation reserve recorded.

Item 4.	Mine Safety Disclosures

Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on The NASDAQ Capital Market under the ticker symbol “SURG.”  The table below sets forth the range of high and low sales prices per share of the Company’s common stock as reported by The NASDAQ Capital Market for each of the quarterly periods within the fiscal years ended July 31, 2012 and 2011.  None of the prices shown reflect retail mark-ups, mark-downs or commissions.  For current price information, you are urged to consult publicly available sources.

	High	Low
Year ended July 31, 2011
Quarter ended October 31, 2010	$3.69	$2.23
Quarter ended January 31, 2011	$5.14	$3.20
Quarter ended April 30, 2011	$6.01	$4.65
Quarter ended July 31, 2011	$5.86	$5.01

Year ended July 31, 2012
Quarter ended October 31, 2011	$6.97	$4.61
Quarter ended January 31, 2012	$7.55	$5.39
Quarter ended April 30, 2012	$7.03	$5.40
Quarter ended July 31, 2012	$6.62	$3.30

The number of shareholders of Synergetics USA, Inc. as of October 1, 2012, was approximately 4,913.

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

The graph below compares the cumulative total stockholder return on an investment in our common stock, and the stocks of The NASDAQ Composite Stock Market and an index of a peer group of medical companies selected by the Company (the “Peer Group”) for the five-year period ended July 31, 2012.  The Peer Group is composed of six small companies with sales ranging from approximately $25 million to $90 million and whose primary business is medical devices: Bovie Medical Corporation, Endologix, Inc., Iridex Corporation, STAAR Surgical Company, Stereotaxis, Inc. and Vascular Solutions, Inc. The graph assumes the value of an investment of $100 in the common stock of each group or entity at August 1, 2007 and that all dividends were reinvested.

Item 6.	Selected Consolidated Financial Data

The selected financial data set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  The statements of income data for the years ended July 31, 2012, 2011 and 2010 and the balance sheet data as of July 31, 2012 and 2011 have been derived from audited consolidated financial statements of the Company included elsewhere in this report.  The consolidated statements of income for the year ended July 31, 2009 and 2008 and the balance sheets data as of July 31, 2010, 2009 and 2008 have been derived from audited consolidated financial statements that are not included in this report.  The historical results are not necessarily indicative of the results of operations to be expected in the future.

	For the Fiscal Years Ended July 31,
	2012*	2011	2010	2009**	2008
	(in thousands, except per share data)
Statements of Income Data:
Sales	$60,014	$55,657	$52,010	$52,965	$50,063
Cost of sales	25,495	22,876	22,050	23,550	20,101
Gross profit	34,519	32,781	29,960	29,415	29,962
Operating income	8,481	8,349	6,091	3,125	5,208
Income from continuing operations	5,968	5,669	5,767	1,595	2,663
Earnings per common share from income from continuing operations – basic	$0.24	$0.23	$0.23	$0.07	$0.11
Earnings per common share from income from continuing operations – diluted	$0.24	$0.23	$0.23	$0.07	$0.11
Net income	5,586	5,633	5,733	1,595	2,663
Earnings per common share – Basic	$0.22	$0.23	$0.23	$0.07	$0.11
Earnings per common share –Diluted	$0.22	$0.23	$0.23	$0.07	$0.11

*       In the third quarter of fiscal 2012, the Company recorded an inventory write-down of approximately $367,000, or approximately $0.01 earnings per share, net of tax.
**     In the fourth quarter of fiscal 2009, the Company recorded an adjustment of approximately $975,000, or approximately $0.03 earnings per share, net of tax, primarily due to excess and discontinued inventory which was either contributed to a charitable organization or was discarded.

	As of Fiscal Years Ended July 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents	$12,680	$18,399	$18,669	$160	$500
Current assets	42,227	44,250	41,066	25,358	24,549
Total assets	78,763	81,310	73,095	58,080	58,396
Current liabilities	6,467	12,586	6,349	11,948	11,865
Long-term liabilities	15,818	18,060	22,520	8,002	10,174
Retained earnings	30,538	24,952	19,319	13,586	11,991
Stockholders’ equity	56,478	50,664	44,226	38,130	36,357

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

The Company is a medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative surgical devices, surgical equipment and consumables of the highest quality in order to assist and enable surgeons who perform surgery around the world to provide a better quality of life for their patients. The Company’s primary focus is on the surgical disciplines of ophthalmology (vitreoretinal) and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered disposable and reusable devices, surgical equipment, procedural kits and the delivery of laser energy, ultrasound, electrosurgery, aspiration, illumination and irrigation, often delivered in multiple combinations. Enterprise-wide sales information is included in Note 14 to the consolidated audited financial statements.

Demand Trends

The Company’s sales increased 7.8 percent during the fiscal year ended July 31, 2012 (including $1.5 million of deferred revenue recognized) compared with the previous fiscal year.  The two most significant factors impacting this increase were a $693,000 increase in ophthalmic sales and a $4.5 million increase in OEM sales.  The increased sales were partially offset by an $853,000 decrease in our other sales due to the transition of the majority of our direct neurosurgery product sales to our marketing partners. Currently, disposable product sales account for approximately 81.5 percent of our total products sales.  Overall sales of our disposable products grew $4.0 million, or 8.8 percent, in fiscal 2012 as compared to fiscal 2011.  Sales of capital equipment declined by approximately $267,000, or 2.7 percent, in fiscal 2012 as compared to fiscal 2011, due to continued weak demand for capital equipment given a more cautious capital spending environment.

A study performed by Market Scope in February 2011 predicts a steady growth of 3.6 percent per year in retinal procedures worldwide driven by an increase in the elderly population worldwide, an increase in the number of surgeons, an increase in the number of diseases treated with vitrectomy and an increase in frequency of diabetic complications due to the obesity epidemic.   On a dollar basis, we estimate that the vitreoretinal market will grow approximately seven percent to $997 million in 2012.

Neurosurgical procedures on a global basis continue to rise at an estimated 1 to 3 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in third world countries, among other factors. Based upon this growth in procedures, sales of neurosurgical products worldwide are forecasted to increase by approximately 4 percent.

In addition, the Company believes that the demand for high quality, innovative products and new technologies consistent with the Company’s devices and disposables will continue to favorably impact procedure growth in the ophthalmic and neurosurgical markets.  Strong orders from the emerging markets of Brazil, Russia and India offset weakness in other international markets which faced continued economic challenges and competitive factors in the third and fourth quarters of this fiscal year.

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

Economic Trends

Economic conditions may continue to negatively impact capital expenditures at the hospital, ambulatory surgical center and physician level. Further, global economic conditions continue to negatively impact the volume and average selling price of the Company’s products in its European markets.

Regulatory Developments

In March 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act along with the Health Care and Education Reconciliation Act of 2010, was enacted into law. As a U.S. headquartered company with significant sales in the United States, this new law will likely have a material impact on our results of operations.  A number of provisions of the new health care reform legislation is not yet finalized and effective, and as such, we are unable to predict the full impact of the laws and regulations promulgated thereunder.

Among other matters, the law imposes a 2.3 percent excise tax on all U.S. medical device sales beginning in January 2013.  Approximately 73% of our consolidated fiscal 2012 sales were in the U.S.  If we are unable to offset the taxes that will be levied on these sales, such as through the increase of efficiencies through our lean manufacturing initiatives, we expect that the new tax will materially and adversely affect our business, cash flows and results of operations.

The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs and include provisions such as value-based payment programs and increased funding of comparative research.  Furthermore, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014.  We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation.  However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Our Business Strategy

The Company’s key strategy is to enhance shareholder value through profitable revenue growth in ophthalmology and neurosurgery markets. This is accomplished through the identification and development of reusable and disposable devices and surgical equipment in conjunction with leading surgeons and marketing partners. We are committed to establishing a strong operational infrastructure and financial foundation within which growth opportunities can be prudently evaluated, financed and implemented. We will remain vigilant and sensitive to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. In fiscal 2012 and continuing through fiscal 2013, our strategic priorities are to drive the Company onto a higher growth trajectory and to continue to enhance the profitability of our operational platform by focusing on manufacturing efficiencies.  Enterprise-wide sales information is included in Note 14 to the consolidated audited financial statements.  For additional detail on the Company’s Strategy, see Part I, Item 1, “Business – Strategy.”

Results of Operations

Year Ended July 31, 2012 Compared to Year Ended July 31, 2011

Net Sales

The following table presents net sales by category (dollars in thousands):
	Fiscal Year Ended July 31,
	2012	2011	%
Net Sales
Ophthalmic	$35,240	$34,547	2.0%
OEM (1)	23,973	19,456	23.2%
Other (2)	801	1,654	(51.6%)
Total	$60,014	$55,657	7.8%

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain laser probes to Iridex. In addition, recognition of deferred revenues of $266,000 and $1.2 million from Codman and Alcon, respectively, are included in this category for the fiscal year ended July 31, 2012.  Recognition of deferred revenues of $334,000 and $696,000 from Codman and Alcon, respectively, are included in this category for the fiscal year ended July 31, 2011.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales grew 2.0 percent in fiscal 2012 compared to fiscal 2011. Domestic ophthalmic sales increased 5.3 percent primarily due to sales of the Company’s new disposable products.  However, international ophthalmic sales decreased 1.8 percent primarily due to organic weakness in Europe and Canada. OEM sales increased by $4.5 million in fiscal 2012 as compared to fiscal 2011. Total OEM sales rose 23.2 percent to $24.0 million in fiscal 2012 (including $1.5 million of deferred revenue recognized) compared with $19.5 million in the fiscal 2011 (including $1.0 million of deferred revenue recognized). The increase was primarily due to strong volumes of disposable products sold to Stryker and new product sales to Mobius. Other sales decreased $853,000 in the fiscal 2012, or 51.6 percent, compared to the fiscal 2011. This decline in other sales was the result of the transition of the majority of our direct neurosurgery distribution to Codman and Stryker under marketing partner agreements.

Currently, disposable product sales account for approximately 81.5 percent of our total product sales.  Overall sales of our disposable products grew $4.0 million, or 8.8 percent, in fiscal 2012 as compared to fiscal 2011.  Sales of capital equipment declined by approximately $267,000 or 2.7 percent, in fiscal 2012 compared to fiscal 2011.

The following table presents domestic and international net sales (dollars in thousands):

	Fiscal Year Ended July 31,
	2012	2011	%
Net Sales
Domestic	$44,047	$38,997	12.9%
International	15,967	16,660	(4.2%)
Total	$60,014	$55,657	7.8%

Domestic sales increased 12.9 percent in fiscal 2012 due to increases in ophthalmic and OEM sales.  All OEM sales are recorded as domestic sales.  The decrease in international ophthalmology sales of 1.8 percent was exacerbated by the decline in international neurosurgery sales in fiscal 2012 due to the shift in sales from direct international neurosurgery sales to our marketing partners, as these sales are included in domestic revenue.

Gross Profit

Gross profit as a percentage of net sales was 57.5 percent in fiscal 2012, compared to 58.9 percent in fiscal 2011.  Gross profit as a percentage of net sales for fiscal 2012 compared to fiscal 2011 decreased 1.4 percentage points due to the impact of an inventory write-down of approximately $367,000 in the third fiscal quarter and the impact of the mix of OEM sales, partially offset by the impact of the improved margins on our ophthalmology products and the recognition of deferred revenue from our OEM business.  The Company continues to realize incremental savings from the lean manufacturing initiative and will continue to develop its internal resources to expand the lean initiative throughout the entire organization.

Operating Expenses (dollars in thousands)
	Fiscal Year Ended July 31,
	2012		2011
	Dollars	% of Sales	Dollars	% of Sales
R&D costs	$3,642	6.1%	$3,713	6.7%
Sales and marketing	11,881	9.8%	11,474	20.6%
General and administrative	10,515	17.5%	9,245	16.6%

R&D costs decreased $71,000 to $3.6 million for fiscal 2012 when compared to fiscal 2011.  As of July 31, 2012, there were 26 active projects in various stages of completion.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers, and reflects the Company’s R&D budget.  This results in an investment rate that is comparable to such spending by other medical device companies.  The Company expects over the next few years to invest in R&D at a rate of approximately 5 to 7 percent of net sales.

Sales and marketing expenses, which consist of salaries, commissions and direct expenses, increased $407,000 to $11.9 million, or 19.8 percent of sales, for the fiscal year ended July 31, 2012, compared to $11.5 million, or 20.6 percent of net sales, for the fiscal year ended July 31, 2011.  The decrease in sales and marketing as a percentage of net sales was primarily due to the impact of the mix of OEM sales.

General and administrative (“G&A”) expenses increased by approximately $1.3 million during the fiscal year ended July 31, 2012 and as a percentage of net sales were 17.5 percent for the fiscal year ended July 31, 2012 as compared to 16.6 percent for the fiscal year ended July 31, 2011.  The increase in G&A expenses was primarily due to stock compensation granted to directors, executive officers and senior managers of the organization and additional employees required to manage the implementation of our lean and quality improvement initiatives.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award calculated using the Black-Scholes option pricing model, and is recognized over the directors’ and employees’ requisite service period.  The Company will continue to grant options to its independent directors and officers but uses restricted stock to provide incentive compensation for its non-officer employees.  As of July 31, 2012, the future compensation cost expected to be recognized is approximately $305,000 in fiscal 2013, $192,000 in fiscal 2014, $183,000 in fiscal 2015, $156,000 in fiscal 2016 and $59,000 in fiscal 2017.  However, the major portion of our stock compensation cost arises from our stock option grants to our directors, which is recognized pro-ratably over the year as the options vest.  As of July 31, 2012, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested, restricted-stock based compensation arrangements granted under a stock option plan adopted by Valley Forge in 2001.  The cost is expected to be recognized over a weighted average period of four years, which is generally the vesting period.

Other Income/Expense

Other expense in fiscal 2012 decreased to $14,000 compared to $213,000 in fiscal 2011. The decrease was primarily due to lower interest expense on a reduced level of debt and the $99,000 loss on sale of product line which the Company experienced in fiscal 2011.

Operating Income, Income Taxes and Net Income

Operating income for fiscal 2012 was $8.5 million, as compared to operating income of $8.3 million in the comparable 2011 fiscal period. The increase in operating income was primarily the result of a 7.8 percent increase in net sales (including $1.5 million of deferred revenue recognized) partially offset by a 11.4 percent increase in cost of goods sold for a net increase in gross profit of $1.7 million.  In addition, operating income was unfavorably impacted in fiscal 2011 by an increase of $1.3 million in G&A expenses and $407,000 in sales and marketing expenses offset by a $71,000 decrease in R&D costs, respectively.

For the fiscal year ended July 31, 2012, the Company recorded a $2.5 million income tax provision on a pre-tax income of $8.5 million, or 29.5 percent effective tax rate.  For the fiscal year ended July 31, 2011, the Company recorded a $2.5 million income tax provision on pre-tax income of $8.1 million, or 30.3 percent effective tax rate.  The Company’s effective tax rate decreased for the fiscal year ended July 31, 2012 primarily due to the increase in the production deduction from 6.0 percent to 9.0 percent and the impact of the Company’s state tax planning strategies, partially offset by the expiration of the research and development tax credit as of December 31, 2011.

Income from continuing operations increased by $299,000 to $6.0 million for the fiscal year ended July 31, 2012 from $5.7 million for the same period in fiscal 2011.  Basic and diluted earnings per share from continuing operations for the fiscal year ended July 31, 2012 increased to $0.24 from $0.23 when compared to the fiscal year ended July 31, 2011.  Basic weighted average shares outstanding increased to 25,100,064 at July 31, 2012 from 24,901,832 at July 31, 2011.

The Company also experienced a $382,000 loss in fiscal 2012, or $0.02 basic and diluted earnings per share, from the discontinued operations of its plastic injection molding operations.

Net income was $5.6 million,, or $0.22 basic and diluted earnings per share for fiscal 2012.

Year Ended July 31, 2011 Compared to Year Ended July 31, 2010

Net Sales

The following table presents net sales by category (dollars in thousands):

	Fiscal Year Ended July 31,
	2011	2010	% Increase (Decrease)
Net Sales
Ophthalmic	$34,547	$31,689	9.0%
OEM (1)	19,456	12,082	61.0%
Other (2)	1,654	8,239	(79.9%)
Total	$55,657	$52,010	7.0%

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker disposable bipolar forceps and certain laser probes to Iridex.  In addition, recognition of deferred revenues of $334,000 and $696,000 from Codman and Alcon, respectively, are included in this category for the fiscal year ended July 31, 2011.  There was no deferred revenue recorded in fiscal 2010.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales grew 9.0 percent in fiscal 2011 compared to fiscal 2010. Domestic ophthalmic sales increased 4.5 percent and international ophthalmic sales increased 14.6 percent primarily due to sales of disposable products.

OEM sales rose 61.0% to $19.5 million for fiscal year ended July 31, 2011 as compared to the fiscal year ended July 31, 2010 as a result of the transition of the majority of our direct neurosurgery product sales to Codman and Stryker under new marketing partner agreements during fiscal 2010. Other sales decreased as a result of the transition of the majority of our direct neurosurgery distribution to Codman and Stryker under marketing partner agreements.

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

The following table presents domestic and international net sales (dollars in thousands):
	Fiscal Year Ended July 31,
	2011	2010	% Increase (Decrease)
Net Sales
Domestic	$38,997	$35,352	10.3%
International	16,660	6,658	0.0%
Total	$55,657	$52,010	7.0%

Domestic sales increased 10.3 percent in fiscal 2011 due to increases in ophthalmic and OEM.  The increase in international ophthalmology sales of 14.6 percent was offset by the decline in international neurosurgery sales in fiscal 2011 due to the shift in sales from direct international neurosurgery sales to our OEM markets.

Gross Profit

Gross profit as a percentage of net sales was 58.9 percent in fiscal 2011, compared to 57.6 percent in fiscal 2010.  Gross profit as a percentage of net sales for fiscal 2011 compared to fiscal 2010 increased 1.3 percentage points due to the improved margins on our ophthalmology products and recognition of deferred revenue from our OEM partners, partially offset by the margin impact of the transition of the majority of our direct neurosurgery sales to our marketing partners.

Operating Expenses (dollars in thousands)
	Fiscal Year Ended July 31,
	2011		2010
	Dollars	% of Sales	Dollars	% of Sales
R&D costs	$3,713	6.7%	$3,008	5.8%
Sales and marketing	11,474	20.6%	11,958	23.0%
General and administrative	9,245	16.6%	8,903	17.1%

R&D costs increased $705,000 to $3.7 million for fiscal 2011 when compared to fiscal 2010.  As of July 31, 2011, there were 28 active, major projects in various stages of completion.

Sales and marketing expenses, which consist of salaries, commissions and direct expenses, decreased $484,000 to $11.5 million, or 20.6 percent of sales, for the fiscal year ended July 31, 2011, compared to $12.0 million, or 23.0 percent of net sales, for the fiscal year ended July 31, 2010.  The decrease in sales and marketing as a percentage of net sales was primarily due to the elimination of our neurosurgery sales force as of July 31, 2009 as the residual cost was eliminated throughout fiscal 2010.

G&A expenses increased by $342,000 during the fiscal year ended July 31, 2011 and as a percentage of net sales were 16.6 percent for the fiscal year ended July 31, 2011 as compared to 17.1 percent for the fiscal year ended July 31, 2010.  The increase in G&A expenses was primarily due to additional employees required to manage the implementation of our lean manufacturing initiative and quality improvement initiatives.

Other Income/Expense

Other expense in fiscal 2011 increased to $213,000 compared to income of $2.8 million in fiscal 2010. The increase was primarily due to the one-time impact of the $817,000 gain from sale of the Omni® product line to Stryker and the $2.4 million in settlement gain from Alcon which both occurred in fiscal 2010. Interest expense decreased to $202,000 in fiscal 2011 as the Company was able to pay off the remaining bond on the O’Fallon, Missouri facility and further reduce its other debt.  In addition, the Company recorded a $99,000 loss on the sale of the Omni® product line to Stryker as certain receivables were deemed to be uncollectible due to the change in the distribution model.

Operating Income, Income Taxes and Net Income

Operating income for fiscal 2011 was $8.3 million, as compared to operating income of $6.1 million in the comparable 2010 fiscal period. The increase in operating income was primarily the result of a 7.0 percent increase in net sales (including $1.0 million of deferred revenue recognized) partially offset by a 3.7 percent increase in cost of goods sold for a net increase in gross profit of $2.8 million.  In addition, operating income was favorably impacted in fiscal 2011 by a decrease of $484,000 in sales and marketing expenses offset by a $705,000 and $342,000 increase in R&D and G&A costs, respectively.

For the fiscal year ended July 31, 2011, the Company recorded a $2.5 million income tax provision on a pre-tax income of $8.1 million, or 30.3 percent effective tax rate.  For the fiscal year ended July 31, 2010, the Company recorded a $3.1 million income tax provision on pre-tax income of $8.9 million, or 35.0 percent effective tax rate.  The Company’s effective tax rate decreased for the fiscal year ended July 31, 2011 due to the re-enactment of the R&D tax credit, the increase in the domestic production deduction from 6 percent to 9 percent and approximately $100,000 of R&D tax credit from the prior year as this credit was re-enacted during the second quarter of fiscal 2011.  The R&D credit from the prior year was for the period that the credit was expired (i.e. from January 1, 2010 through July 31, 2010), and the Company could not accrue the benefits the credit afforded.

Net income decreased by $100,000 to $5.6 million for the fiscal year ended July 31, 2011 from $5.7 million for the same period in fiscal 2010.  Basic and diluted earnings per share for the fiscal year ended July 31, 2011 remained flat at $0.23 when compared to the fiscal year ended July 31, 2010.  Basic weighted average shares outstanding increased to 24,901,832 at July 31, 2011 from 24,618,403 at July 31, 2010.

Liquidity and Capital Resources

The Company had $12.7 million in cash and cash equivalents and no interest-bearing debt as of July 31, 2012.

Working capital, including the management of inventory and accounts receivable, is a management focus. At July 31, 2012, the Company had an average of 72 days of sales outstanding (“DSO”) in accounts receivable.  The 72 days of DSO at July 31, 2012 was one day favorable when compared to July 31, 2011 and nine days unfavorable when compared to July 31, 2010 utilizing the trailing twelve months of sales. The increase in the DSO from fiscal 2010 is due to the Company’s fourth quarter sales in fiscal 2012 representing 28.1 percent of total sales for the year as compared to fiscal 2010 when fourth quarter sales represented 25.1 percent of total sales for the year.

At July 31, 2012, the Company had 224 days of inventory on hand.  The inventory on hand was unfavorable by 28 days when compared to July 31, 2011 and July 31, 2010 utilizing the trailing twelve months of cost of sales.  The Company had invested approximately $1.7 million in inventory for new products and new product launches at the end of fiscal 2012.  However, the Company had $1.7 million in backlog as of July 31, 2012.  We are currently working to determine the appropriate inventory levels to exceed industry service levels.

Cash flows used by operating activities were $2.4 million for the year ended July 31, 2012, compared to cash flows provided by operating activities of approximately $4.8 million for the comparable fiscal 2011 period.  The decrease of approximately $7.2 million was primarily attributable to the decrease in income taxes payable of $12.1 million, an increase in inventory of $3.4 million, the decrease in deferred revenues of $1.1 million and the decrease in accrued expenses of $610,000. This decrease was partially offset by a $6.5 decrease in deferred income taxes, a $1.3 million increase in accounts receivable, an $868,000 increase in accounts payable, a $406,000 increase in stock compensation and various other adjustments to reconcile net income to net cash provided of $867,000.

Cash flows used by investing activities were $2.0 million for the year ended July 31, 2012, compared to cash used by investing activities of $2.3 million for the comparable fiscal 2011 period.  During the year ended July 31, 2012, cash additions to property and equipment were $1.8 million, compared to $1.7 million for fiscal 2011.  The decrease of approximately $0.3 million was primarily due to the net cash used in discontinued operations of $382,000 in fiscal 2011.

Cash flows used in financing activities were approximately $1.0 million for the year ended July 31, 2012, compared to cash used in financing activities of $2.7 million for the year ended July 31, 2011.  The decrease of $1.7 million was attributable primarily to the decrease in principal payments on revenue bonds payable and long-term debt of $1.7 million.  The Company paid off all of its outstanding debt during fiscal 2012.

The Company had the following committed financing arrangements as of July 31, 2012:

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of July 31, 2012, interest under the facility is charged at 2.22 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at July 31, 2012. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2011, to extend the termination date through November 30, 2013.

The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2012, the Company’s leverage ratio was 0.67 times and the minimum fixed charge coverage ratio was 2.03 times. Collateral availability under the line as of July 31, 2012 was approximately $9.0 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest currently at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this line as of July 31, 2012. The equipment line of credit was amended on November 30, 2011 to extend the maturity date to November 30, 2013.

Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next twelve months.  In addition, the remaining deferred revenue from the Alcon settlement will flow through our statement of income over approximately the next 14 years.  However, as the cash has already been collected, it will not impact our future liquidity and will reduce our cash flow from operations.

Contractual Obligations

The Company has entered into contracts with various third parties in the normal course of business that will require future payments.  The following illustrates the Company’s contractual obligations as of July 31, 2012:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Leases (1)	$987,000	$355,000	$632,000	$--	$--
Total Contractual Obligations	$987,000	$355,000	$632,000	$--	$--

(1)
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

Deferred Revenue

On April 23, 2010, the Company entered into a Settlement and License Agreement with Alcon  pursuant to which Alcon paid to the Company $32.0 million. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third quarter of fiscal 2010. The remaining $19.0 million has been accounted for as an up-front license fee under the Confidential Settlement and License Agreement and was deferred and recognized as earned over a period currently estimated to be 15 years based upon estimated shipments to Alcon under a related Supply Agreement executed pursuant to the settlement.  On February 13, 2012, Alcon informed the Company that it had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement. However, the Supply Agreement remains in effect and the Company has continuing performance obligations associated with the Supply Agreement. Therefore, the Company plans on recognizing the remaining deferred revenue associated with the Supply Agreement ratably over the next 14 years which is the remaining life of the patents and associated Supply Agreement. The Company recognized $1.2 million and $696,000 of this deferred revenue for the fiscal years ended July 31, 2012 and 2011, respectively.

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

Goodwill

As of July 31, 2012, we have recorded $10.7 million of goodwill.  We perform purchase price allocations including recognition of intangible assets when we make a business combination.  The excess of the purchase price after the allocation of fair values to tangible assets and identifiable intangibles is allocated to goodwill.  We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized and whether the assets have finite or indefinite lives for amortization purposes.  Currently, we have one reporting unit.

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

The fair value determined under the Discounted Cash Flows methodology in fiscal 2012 resulted in an indication of value which exceeded the book value of the reporting unit by approximately 239 percent.  Significant and unanticipated changes to these assumptions or the Company’s operating performance could require a provision for impairment in a future period.

Other Intangibles

As of July 31, 2012, we have recorded $5.9 million of indefinite-lived intangible assets for the Malis® trademark.  The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark.  The Company intends to use the trademark indefinitely, and therefore, its useful life is not limited to any specific product.  We perform impairment tests on the carrying value of our indefinite-lived intangible assets at least annually at the end of July or sooner if we identify an event suggesting possible impairment of the value of this asset.  We test indefinite-lived intangible assets for impairment using the Discounted Cash Flow methodology, which focuses on our expected cash flows derived from the use of the intangible asset.  With respect to the trademark, the expected cash flows are reduced by the related income taxes and debt.  The indication of value for the trademark exceeds its book value by approximately 89 percent as of July 31, 2012.  Significant and unanticipated changes to either the market for the Malis® branded products or our contract authorizing the use of the Malis® trademark could require a provision for impairment in a future period.

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

Tax Assets and Liabilities

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if its “more likely than not” that some portion or all of the deferred tax asset not be realized.  In our annual evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income in our tax jurisdictions and available tax planning strategies.  If actual results differ from these assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period this determination is made.  At July 31, 2012, we had deferred tax assets related to net foreign operating loss carryforwards with a tax value of $1.9 million.  These net foreign operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred.  The Company has not established a valuation allowance for these deferred tax assets based upon the Company’s ability to use these losses by implementing tax planning strategies, projected future taxable income and the expiration dates of these carryforwards.

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

Stock-Based Compensation

The Company utilizes FASB ASC Topic 718, “Compensation – Stock Compensation” in accounting for its employee stock options.  Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period.  Compensation expense is calculated using the Black-Scholes option pricing model.  Of the inputs into the Black-Scholes option pricing model, the one that can impact the value of the options the most is the volatility factor.  For awards occurring in fiscal year ended July 31, 2012, the Company has utilized a volatility factor of 71.4 percent in this calculation.  In addition, the Company utilized an expected average risk-free interest rate of 1.92 percent, an expected average life of 10 years and no expected dividends.

Recent Accounting Pronouncements

Information about recent accounting pronouncements is included in Note 17 to the consolidated audited financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $12.7 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 30 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 15 basis points would decrease the amount of interest income from these funds by approximately $20,000.

The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at July 31, 2012, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at July 31, 2012, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these two facilities.

Additionally, the Company has exposure to non-U.S. currency fluctuations through export sales to international accounts. As only approximately 11 percent of our sales revenue is denominated in non-U.S. currencies, we estimate that a change in the relative strength of the dollar to non-U.S. currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to non-U.S. currency.

Item 8.	Financial Statements and Supplementary Data

Financial statements and financial statement schedules specified by this Item, together with the report thereon by UHY LLP, are filed pursuant to Item 15 of this Annual Report on Form 10-K.

Information on quarterly results of operations is set forth in Note 16, “Quarterly Financial Data (Unaudited)” to our consolidated audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012.  Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control over Financial Reporting issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation.  Based on its evaluation, management concluded our internal control over financial reporting was effective as of July 31, 2012.

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm — This Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the heading, “Executive Officers of the Registrant” in Part I, Item I of this Annual Report on Form 10-K is incorporated herein by reference. In addition, certain information required by this Item 10 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference.  The following sections of such proxy materials are herein incorporated by reference:  “Proposal 1 -- Election of Directors,” information regarding the identification of the members of the Audit Committee of the Company included in the section “Corporate Governance – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

During the fourth quarter of fiscal 2012, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

Item 11.	Executive Compensation

Information required pursuant to this Item 11 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the sections “Executive Compensation,” “Director Compensation,” “Change in Control Agreements” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

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

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all of our equity compensation plans as of July 31, 2012.

Number of Securities
Available for Future
Issuance
Under Equity
	Number of Securities	Weighted Average	Compensation Plans
	to be Issued Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity Compensation Plans Approved By Security Holders	679,745	$3.80	299,440
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	679,745	$3.80	299,440

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required pursuant to this Item 13 concerning certain relationships and related transactions, as applicable, will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Certain Relationships and Related Transactions” and is incorporated herein by reference.  Information required pursuant to this Item 13 concerning director independence will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Corporate Governance – Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required pursuant to this Item 14 concerning our principal accountant fees and services will be included in our definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section Proposal 2 – “Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.             Financial Statements

The consolidated financial statements and supplemental schedule of Synergetics USA, Inc. and subsidiaries, together with the report thereon of the Company’s independent registered public accounting firm, are included following Item 15 of this Annual Report on Form 10-K.  See Index to Financial Statements and Financial Statement Schedules on page F-1, herein.

2.             Financial Statement Schedules

Schedule II — Valuation Allowances and Qualifying Accounts is included in Note 18 to the consolidated financial statements, which are included following Item 15 of this Annual Report on Form 10-K.  See Index to Financial Statements and Financial Statement Schedules on page F-1 herein.

3.             Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(b)	The exhibits filed with this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(c)	None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Synergetics USA, Inc.

We have audited the accompanying consolidated balance sheets of Synergetics USA, Inc. and Subsidiaries as of July 31, 2012 and 2011 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2012.  Synergetics USA, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergetics USA, Inc. and Subsidiaries as of July 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synergetics USA, Inc.’s and Subsidiaries internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) and our report dated October 15, 2012 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ UHY LLP

St. Louis, Missouri
October 15, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Synergetics USA, Inc.

We have audited Synergetics USA, Inc. and Subsidiaries’ internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synergetics USA. Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal controls based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Synergetics USA, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of July 31, 2012, and 2011, of Synergetics USA, Inc. and Subsidiaries, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows and our report dated October 15, 2012 expressed an unqualified opinion.

/s/ UHY LLP
St. Louis, Missouri
October 15, 2012

Synergetics USA, Inc. and Subsidiaries
Consolidated Balance Sheets
July 31, 2012 and 2011
(Dollars in thousands, except share and per share data)

	2012	2011
Assets
Current Assets
Cash and cash equivalents	$12,680	$18,399
Accounts receivable, net of allowance for doubtful accounts of $319 and $282, respectively	11,796	11,148
Inventories	15,679	12,082
Prepaid expenses	825	961
Deferred income taxes	1,247	792
Assets held for sale	--	868
Total current assets	42,227	44,250
Property and equipment, net	9,239	8,561
Intangible and other assets
Goodwill	10,660	10,660
Other intangible assets, net	11,277	11,792
Deferred income taxes	4,088	4,915
Patents, net	1,179	1,050
Cash value of life insurance	93	82
Total assets	$78,763	$81,310
Liabilities and stockholders’ equity
Current Liabilities
Current maturities of long-term debt	$--	$1,053
Accounts payable	2,144	1,567
Accrued expenses	2,844	3,193
Income taxes payable	191	6,233
Deferred revenue	1,288	540
Total current liabilities	6,467	12,586
Long-Term Liabilities
Deferred revenue	15,818	18,060
Total long-term liabilities	15,818	18,060
Total liabilities	22,285	30,646
Commitments and contingencies (Notes 8 and 15)
Stockholders’ Equity
Common stock at July 31, 2012 and July 31, 2011, $0.001 par value, 50,000,000 shares authorized; 25,160,069 and 24,970,884 shares issued and outstanding, respectively	25	25
Additional paid-in capital	26,421	25,598
Retained earnings	30,538	24,952
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(506)	89
Total stockholders’ equity	56,478	50,664
Total liabilities and stockholders’ equity	$78,763	$81,310

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended July 31, 2012, 2011 and 2010
(Dollars in thousands, except share and per share data)

	2012	2011	2010
Net sales	$60,014	$55,657	$52,010
Cost of sales	25,495	22,876	22,050
Gross profit	34,519	32,781	29,960
Operating expenses
Research and development	3,642	3,713	3,008
Sales and marketing	11,881	11,474	11,958
General and administrative	10,515	9,245	8,903
	26,038	24,432	23,869
Operating income	8,481	8,349	6,091
Other income (expenses)
Investment income	40	99	38
Interest expense	(43)	(202)	(491)
Settlement gain	--	--	2,398
Gain (loss) on sale of product line	--	(99)	817
Miscellaneous	(11)	(11)	23
	(14)	(213)	2,785
Income from continuing operations before provision for income taxes	8,467	8,136	8,876
Provision for income taxes	2,499	2,467	3,109
Income from continuing operations	$5,968	$5,669	$5,767
Loss from discontinued operations, net of income tax benefit of $193, $24 and $17, respectively	382	36	34
Net income	$5,586	$5,633	$5,733
Earnings per share:
Basic
Income from continuing operations	$0.24	$0.23	$0.23
Loss from discontinued operations	(0.02)	0.00	0.00
Net income	$0.22	$0.23	$0.23
Diluted
Income from continuing operations	$0.24	$0.23	$0.23
Loss from discontinued operations	(0.02)	0.00	0.00
Net income	$0.22	$0.23	$0.23
Basic weighted average common shares outstanding	25,100,064	24,901,832	24,618,403
Diluted weighted average common shares outstanding	25,256,584	25,035,095	24,672,605

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended July 31, 2012, 2011 and 2010
(Dollars in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total
Balance, August 1, 2009	24,454,256	24	24,520	13,586	--	38,130
Net income	--	--	--	5,733	--	5,733
Foreign currency translation adjustment	--	--	--	--	(23)	(23)
Total comprehensive income	--	--	--	--	--	5,710
Restricted stock grants	174,885	1	114	--	--	115
Stock-based compensation	79,244	--	172	--	--	172
Proceeds from stock options exercised	63,770	--	68	--	--	68
Tax benefit associated with stock options exercised	--	--	31	--	--	31
Balance, July 31, 2010	24,772,155	25	24,905	19,319	(23)	44,226
Net income	--	--	--	5,633	--	5,633
Foreign currency translation adjustment	--	--	--	--	112	112
Total comprehensive income	--	--	--	--	--	5,745
Restricted stock grants	43,846	--	153	--	--	153
Stock-based compensation	13,466	--	205	--	--	205
Proceeds from stock options exercised	141,417	--	210	--	--	210
Tax benefit associated with stock option exercised	--	--	125	--	--	125
Balance, July 31, 2011	24,970,884	25	25,598	24,952	89	50,664
Net income	--	--	--	5,586	--	5,586
Foreign currency translation adjustment	--	--	--	--	(595)	(595)
Total comprehensive income	--	--	--	--	--	4,991
Restricted stock grants	166,707	--	336	--	--	336
Stock-based compensation	5,593	--	428	--	--	428
Proceeds from stock options exercised	16,885	--	35	--	--	35
Tax benefit associated with stock option exercised	--	--	24	--	--	24
Balance, July 31, 2012	25,160,069	$25	$26,421	$30,538	$(506)	$56,478

See Notes to Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended July 31, 2012, 2011 and 2010
(Dollars in thousands, except share data)

	2012	2011	2010
Cash Flows from Operating Activities
Net income	$5,586	$5,633	$5,733
Plus: Loss from discontinued operations – net of tax	382	36	34
Income from continuing operations	5,968	5,669	5,767
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,093	972	986
Amortization	600	653	879
Provision for doubtful accounts receivable	50	(9)	(48)
Stock-based compensation	764	358	287
Deferred income taxes	153	(6,388)	(588)
Loss (gain) on sale of equipment	--	50	(16)
Loss (gain) on sale of product line	--	99	(817)
Changes in assets and liabilities
(Increases) decreases in:
Accounts receivable	(843)	(2,095)	(303)
Inventories	(3,695)	(291)	3,138
Prepaid expenses	93	(150)	(389)
Income taxes refundable	219	--	--
Increase in:
Accounts payable	615	(253)	(112)
Accrued expenses	(183)	427	(453)
Deferred revenue	(1,494)	(430)	19,030
Income taxes payable	(5,848)	6,243	(9)
Net cash (used in) provided by operating activities	(2,508)	4,855	27,352
Net cash provided by (used in) discontinued operations	59	(68)	(43)
Net cash (used in) provided by operating activities	(2,449)	4,787	27,309
Cash Flows from Investing Activities
Proceeds on the sale of equipment	--	11	16
Purchase of property and equipment	(1,809)	(1,687)	(892)
Acquisition of patents and other intangibles	(214)	(273)	(64)
Proceeds from the sale of product line	--	--	1,527
Increase in cash value of life insurance	(11)	(10)	(9)
Net cash (used in) provided by continuing investing activities	(2,034)	(1,959)	578
Net cash (used in) discontinued operations	--	(382)	(241)
Net cash (used in) provided by investing activities	(2,034)	(2,341)	337
Cash Flows from Financing Activities
Excess of outstanding checks over bank balance	--	--	(75)
Net borrowings (repayments) on lines-of-credit	--	--	(5,035)
Principal payments on revenue bonds payable	--	(1,728)	(1,935)
Payment on debt incurred for acquisition of trademark	(313)	(598)	(564)
Principal payments on long-term debt	(740)	(685)	(1,620)
Tax benefit associated with the exercise of non-qualified stock options	24	125	31
Proceeds from the issuance of common stock	35	210	68
Net cash (used in) financing activities	(994)	(2,676)	(9,130)
Foreign exchange rate effect on cash and cash equivalents	(242)	(40)	(7)
Net (decrease) increase in cash and cash equivalents	(5,719)	(270)	18,509
Cash and cash equivalents
Beginning	18,399	18,669	160
Ending	$12,680	$18,399	$18,669

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$63	$223	$510
Income taxes paid	7,950	2,488	3,692
Supplemental Schedule of Non-cash Investing and Financing Activity
Purchase of equipment included in accounts payable	--	14	65

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a leading supplier of precision surgical devices.  Through continuous improvement and development of its people, the Company’s mission is to design, manufacture and market innovative surgical devices, surgical equipment and consumables of the highest quality in order to assist and enable surgeons who perform surgery around the world to provide a better quality of life for their patients.   The Company’s primary focus is on the surgical disciplines of ophthalmology and neurosurgery. Its distribution channels include a combination of direct and independent distributor sales organizations and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri and King of Prussia, Pennsylvania.  During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.

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

Patents: Incremental legal and other costs to obtain the patent are capitalized to a patent asset.  Salaries, benefits and other direct costs of product development are expensed as operating expenses in research and development (“R&D”) costs.  Patents are amortized to operations under the straight-line method over the remaining statutory life of the patent.  Total amortization for the years ended July 31, 2012, 2011 and 2010 was $600,000, $653,000 and $879,000, respectively.

Deferred revenue: During the second quarter of fiscal 2011, the Company received a payment from Codman & Shurtleff, Inc. (“Codman”), a marketing partner, to establish exclusivity on certain generator products and accessories.  Revenue from the agreement has been deferred and is being amortized over its expected term.  The Company recognized $266,000 and $334,000 in revenue for the fiscal years ended July 31, 2012 and July 31, 2011, respectively, under the terms of the exclusivity agreement.

On April 23, 2010, the Company entered into a Settlement and License Agreement with Alcon, Inc. (“Alcon”)  pursuant to which Alcon paid to the Company $32.0 million. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third quarter of fiscal 2010. The remaining $19.0 million has been accounted for as an up-front license fee under the Confidential Settlement and License Agreement and was deferred and recognized as earned over a period estimated to be 15 years based upon estimated shipments to Alcon under a related Supply Agreement.  On February 13, 2012, Alcon informed the Company that it had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement. However, the Supply Agreement remains in effect and the Company has continuing performance obligations associated with the Supply Agreement. Therefore, the Company plans on recognizing the remaining deferred revenue associated with the Supply Agreement ratably over the next 14 years which is the remaining life of the patents and associated Supply Agreement. The Company recognized $1.2 million and $696,000 of this deferred revenue for the fiscal years ended July 31, 2012 and 2011, respectively.

	July 31, 2012	July 31, 2011
Deferred revenue – Alcon settlement	$17,106	$18,334
Deferred revenue – Codman exclusivity	--	266
Total	$17,106	$18,600
Less: Short-term	1,288	540
Long-term portion	$15,818	$18,060

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

Income taxes: The Company accounts for income taxes under Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC Topic 740”).  Under ASC Topic 740, the deferred tax provision is determined using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In addition, under ASC Topic 740, the Company may recognize tax liabilities when, despite the Company’s belief that its tax return positions are supported, the Company believes that certain positions may not be fully sustained upon review by tax authorities.  The Company has identified no uncertain tax positions subsequent to the adoption of this standard on August 1, 2007.

The Company’s policy is to recognize interest and penalties through income tax expense.  As of July 31, 2012, the 2009 to 2011 tax years remain subject to examination by major tax jurisdictions.  There are no federal or non-U.S. income tax audits in process as of July 31, 2012. There is one state audit currently in progress.

Fair value of financial instruments: The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt.  As of July 31, 2012, 2011 and 2010, the carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.  The carrying amount of notes payable is estimated to approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on estimated current rates offered to the Company for debt with similar terms and maturities.

Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized.  No impairment indicators existed as of July 31, 2012.

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

Advertising: The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $153,000, $119,500 and $41,600 for the years ended July 31, 2012, 2011 and 2010, respectively.

Royalties: The Company pays royalties to doctors and medical institutions for providing assistance in the design and development of various devices and components.  Royalties are paid quarterly based on the sales of the instrument or components.  Royalty expense was approximately $281,600, $318,000 and $830,800 for the years ended July 31, 2012, 2011 and 2010, respectively.

Stock compensation: The Company has a stock plan for employees and consultants allowing for incentive and non-qualified stock options, restricted stock and stock awards which have been granted to certain employees and consultants of the Company.  In addition, the Company has a stock option plan for non-employee directors allowing for non-qualified stock options.  Options under this plan have been granted to all non-employee directors.  Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the directors’ and employees’ requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model.  In addition, compensation expense equal to number of shares granted multiplied by the market value on the date of the grant over the restriction period is recognized in net earnings for restricted stock awards.

Earnings per share: Basic earnings per share (“EPS”) data has been computed on the basis of the weighted average number of common shares outstanding during each period presented.  Diluted EPS data has been computed on the basis of the assumed conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase the net income per common share (dollars in thousands, except share and per share data):

	Year Ended July 31,
	2012	2011	2010
Numerator:
Income from continuing operations	$5,968	$5,669	$5,767
Loss from discontinued operations net of income tax	382	36	34
Net income	5,586	5,633	5,733
Denominator:
Weighted average common shares and denominator for basic calculation	25,100,064	24,901,832	24,618,403
Stock options and restricted stock	153,516	133,263	54,202
Denominator for diluted calculation	25,256,584	25,035,095	24,672,605
Earnings per share – basic
Income from continuing operations	$0.24	$0.23	$0.23
Loss from discontinued operations	(0.02)	0.00	0.00
Net income	$0.22	$0.23	$0.23
Earnings per share – diluted
Income from continuing operations	$0.24	$0.23	$0.23
Loss from discontinued operations	(0.02)	0.00	0.00
Net income	$0.22	$0.23	$0.23

Stock option shares excluded from computation of dilutive income per share because the effect would be antidilutive for the years ended July 31, 2012, 2011 and 2010 were 215,734, 60,000 and 228,000, respectively.

Segment reporting: Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.  The Company’s chief decision maker reviews the results of operations and requests for capital expenditures based on one industry segment: producing and selling products and procedures for surgery, primarily for vitreoretinal surgery and neurosurgery.  The Company’s entire revenue is generated through this segment.  Revenues are attributed to countries based upon the location of end-user customers or distributors.

Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform to the current year’s presentation with respect to the plastic injection molding operations being classified as discontinued.

Note 2.	Discontinued Operations

In September 2011, the Company adopted a plan to close its plastic injection molding operations and has transitioned this production to an outside vendor.  During the Company’s first quarter of fiscal 2012, substantially all operational activities of this unit were discontinued and the Company classified them as discontinued operations.  The Company completed the sale of these assets prior to the end of its fiscal second quarter.  The assets included in the disposal group were primarily equipment.  The following table summarizes the results of the discontinued operations fiscal years ended July 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended July 31
	2012	2011	2010
Net Sales	$23	$188	$65
Operating costs	(191)	(248)	(116)
Impairment, restructuring and other charges	(253)	--	--
Write-off of goodwill	(29)	--	--
Loss on sale of fixed assets	(125)	--	--
Loss from discontinued operations before benefit for income taxes	(575)	(60)	(51)
Income tax benefit	193	24	17
Loss from discontinued operations	$(382)	$(36)	$(34)

Note 3.	Marketing Partner Agreements

The Company sells all of its generators and a majority of its neurosurgery instruments and accessories to two U.S. based national and international marketing partners as described below:

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

On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman.  Under the terms of the revised agreement, Codman has the exclusive right to market and distribute the Company’s Malis® branded disposable bipolar forceps produced by Synergetics.  Codman began distribution of the disposable bipolar forceps on December 1, 2009, domestically, and on February 1, 2010, internationally.

Total sales to Codman and its respective percent of the Company’s net sales for the years ended July 31, 2012, 2011 and 2010 including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows (dollars in thousands):

	Year Ended July 31,
	2012	2011	2010
Net sales	$11,150	$10,507	$6,823
Percent of net sales	18.6%	18.9%	13.1%

Stryker Corporation (“Stryker”)

The Company supplies a lesion generator used for minimally invasive pain treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years, commencing on November 11, 2004 and ending on December 31, 2009. On August 1, 2007, the Company negotiated a one-year extension to the agreement through December 31, 2010 and increased the minimum purchase obligation to 300 units per year for the remaining contract period.  The Company has negotiated an extension to the agreement through October 31, 2012 and is continuing to negotiate a further extension.

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

Total sales to Stryker and its respective percent of the Company’s net sales for the years ended July 31, 2012, 2011 and 2010 including the historical sales of pain control generators, and accessories that the Company has supplied in the past, as well as the disposable ultrasonic instrument tips sales and certain other consumable products resulting from the new agreements, were as follows (dollars in thousands):

	Year Ended July 31,
	2012	2011	2010
Net sales	$10,398	$7,710	$4,811
Percent of net sales	17.3%	13.9%	9.3%

No other customer comprises more than 10 percent of sales in any given quarter.

Note 3.	Inventories

Inventories as of July 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	2011
Raw material and component parts	$8,670	$6,205
Work in progress	1,663	1,172
Finished goods	5,346	4,705
	$15,679	$12,082

Note 4.	Property and Equipment

Property and equipment as of July 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	2011
Land	$730	$730
Building and improvements	5,896	5,965
Machinery and equipment	7,974	6,992
Furniture and fixtures	1,222	730
Software	1,014	363
Construction in progress	287	670
	17,123	15,450
Less accumulated depreciation	7,884	6,889
	$9,239	$8,561

Depreciation expense is included in both cost of sales, selling and general and administrative expenses.  There are no long-lived assets outside of the United States.  Depreciation expense for the years ended July 31, 2012, 2011 and 2010 was $1,093,000, $972,000 and $986,000, respectively.

Note 5.	Other Intangible Assets

Information regarding the Company’s other intangible assets is as follows (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
	July 31, 2012
Proprietary know-how	$4,057	$2,039	$2,018
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,498	3,336
Patents	1,873	694	1,179
	$17,687	$5,231	$12,456

	July 31, 2011
Proprietary know-how	$4,057	$1,792	$2,265
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,230	3,604
Patents	1,659	609	1,050
	$17,473	$4,631	$12,842

Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the fiscal year ended July 31, 2012.

Amortization is included in general and administrative expense and was $600,000, $653,000 and $879,000 for the years ended July 31, 2012, 2011 and 2010, respectively.  Amortization for the years ending July 31, 2013, 2014, 2015, 2016 and 2017 is estimated to approximate $589,000, $589,000, $588,000, $573,000 and $570,000, respectively.

Note 6.	Accrued Expenses

Accrued expenses as of July 31, 2012 and 2011 consisted of the following (dollars in thousands):

	2012	2011
Payroll, commissions and employee benefits	$786	$1,167
Royalties	62	168
Interest	--	21
Warranty	15	15
Other	1,981	1,822
	$2,844	$3,193

Note 7.	Pledged Assets, Short and Long-Term Debt

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on July 31, 2012 permits borrowings up to $9.0 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon the Company’s leverage ratio. As of July 31, 2012, interest under the facility is charged at 2.22 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at July 31, 2012. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2011, to extend the termination date through November 30, 2013.

The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2012, the leverage ratio was 0.67 times and the minimum fixed charge coverage ratio was 2.03 times. Collateral availability under the line as of July 31, 2012, was approximately $9.0 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent.  Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum.  The unused portion of the facility is not charged a fee. There were no borrowings under this facility at July 31, 2012. The equipment line of credit was amended on November 30, 2011, to extend the maturity date to November 30, 2013.

Long-term debt as of July 31, 2012 and 2011 consisted of the following (dollars in thousands):

	2012	2011
Note payable to the estate of the late Dr. Leonard I. Malis, due in quarterly installments of $159,904 which includes interest at an imputed rate of 6.0 percent; remaining balance of $0 including the effects of imputing interest, paid December 15, 2011, collateralized by the Malis® trademark	$--	$313
Settlement obligation to Iridex Corporation (“Iridex”), due in annual installments of $800,000 which includes interest at an imputed rate of 8.0 percent; remaining balance of $0 including the effects of imputing interest, paid April 15, 2012	--	740
	--	1,053
Less current maturities	--	1,053
Long-term portion	$--	$--

Note 8.	Operating Leases

The Company leases various equipment, a portion of its facilities in O’Fallon, Missouri and the facility in King of Prussia, Pennsylvania under operating leases.  The O’Fallon, Missouri lease expires in February 2016 and the King of Prussia, Pennsylvania lease has been renewed through October 2015.

The approximate minimum rental commitment under non-cancelable operating leases as of July 31, 2012 is due as follows (dollars in thousands):

Year Ending July 31,	Amount
2013	$355
2014	326
2015	226
2016	80
2017	--
$987

Rent expense incurred and charged to cost of sales and selling, general and administrative expenses was approximately $353,000, $358,000 and $268,000 for the years ended July 31, 2012, 2011 and 2010, respectively.

Note 9.	Income Tax Matters

The Company and its wholly owned subsidiaries file as a single entity for income tax reporting purposes.  The net deferred income tax amounts included in the accompanying consolidated balance sheets as of July 31, 2012 and 2011 include the following amounts as deferred income tax assets and liabilities (dollars in thousands):

	2012	2011
Deferred tax assets:
Accounts receivable	$85	$78
Inventories	185	168
Accrued liabilities	165	162
Deferred revenue	6,423	6,265
Other	813	384
Loss on foreign subsidiaries	1,949	1,898
	9,620	8,955
Deferred tax liability
Property and equipment	1,362	915
Other intangible assets	2,923	2,333
	4,285	3,248
	$5,335	$5,707

The deferred tax amounts noted above have been classified on the accompanying consolidated balance sheets as of July 31, 2012 and 2011, as follows (dollars in thousands):

	2012	2011
Current assets	$1,247	$792
Long-term asset (liability)	4,088	4,915
	$5,335	$5,707

The provision for income taxes for the years ended July 31, 2012, 2011 and 2010, consisted of the following (dollars in thousands):

	2012	2011	2010
Current payable	$2,153	$8,831	$3,680
Deferred	153	(6,388)	(588)
	$2,306	$2,443	$3,092

Reconciliation of the Company’s income tax at the statutory rate to the Company’s effective rate is as follows:

	2012	2011	2010
Computed at the statutory rate	34.0%	35.0%	34.0%
State taxes, net of federal tax benefit	2.4	2.3	3.0
Production deduction for domestic manufacturers	(2.9)	(2.9)	(2.0)
Research and experimentation	(0.8)	(3.5)	(0.6)
Other	(3.2)	(0.6)	0.6
	29.5%	30.3%	35.0%

Note 10.	Employee Benefit Plan

The Company has a 401(k) savings plan, which covers employees who have attained the age of 18 and who have been credited with at least one year of service.  Company contributions are made at the discretion of the Board of Directors.  The Company contributed $79,000 and $51,000 to the plan for the years ended July 31, 2012 and July 31, 2011, and made no contributions to the plan for the years ended July 31, 2010.

Note 11.	Stock-Based Compensation Plans

Stock Option Plans

In addition to the historical options outstanding for Synergetics prior to the merger, the Company has options outstanding under two existing active option plans and two terminated plans of Valley Forge.  The first active plan, the Amended and Restated Synergetics USA, Inc. (the “2001 Plan”) was adopted by Valley Forge on January 16, 2001 pursuant to which 345,000 shares of common stock were reserved for issuance to employees, officers and consultants of the Company.  The 2001 Plan was amended with the approval of the Valley Forge stockholders on September 19, 2005 to increase the number of share awards issuable under the 2001 Plan from 345,000 to 1,345,000.  There were 209,440 options and restricted shares not yet awarded at July 31, 2012 under the 2001 Plan.  On September 19, 2005, the stockholders of Valley Forge voted to adopt the Valley Forge Scientific Corp. 2005 Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) and voted to authorize up to 200,000 shares issuable upon exercise of options granted thereunder.  On December 11, 2008, the stockholders of the Company voted to increase the number of shares authorized for issuance under the Non-Employee Directors’ Plan from 200,000 to 400,000.  There were 90,000 options available for future grants at July 31, 2012 under this plan.  Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire 10 years from the date of the grant.  Generally, stock options granted under these plans vest over a three to five-year period, with the exception of the non-employee director options, which vest over a 12-month period.

A summary of the status of the fixed awards at July 31, 2012, 2011 and 2010 and changes during the years ended on those dates is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, July 31, 2009	527,735	$2.10	$1.74
For the period from August 1, 2009 through July 31, 2010:
Granted	127,500	$1.37	$1.10
Forfeited	(14,770)	$0.94	$0.78
Exercised	(63,770)	$1.07	$0.93
Options outstanding, July 31, 2010	576,695	$2.08	$1.71
For the period from August 1, 2010 through July 31, 2011:
Granted	108,751	$4.43	$3.56
Forfeited	(27,000)	$3.21	$2.71
Exercised	(141,417)	$1.49	$1.29
Options outstanding, July 31, 2011	517,029	$2.68	$2.16
For the period from August 1, 2011 through July 31, 2012
Granted	235,734	$6.21	$4.75
Forfeited	(56,133)	$4.11	$3.22
Exercised	(16,885)	$2.07	$1.99
Options outstanding, July 31, 2012	679,745	$3.80	$2.98

Options exercisable, July 31, 2012	449,099	$3.06	$2.43

A further summary about awards outstanding at July 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Value
Unvested options, beginning of period	141,188	$3.04
Granted	235,734	$6.21
Vested	(104,612)	$4.74
Forfeited	(41,664)	$4.54
Unvested options, period end	230,646	$5.24

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (dollars in thousands), except exercise price:

	Fiscal Year Ended
	July 31, 2012	July 31, 2011	July 31, 2010
Proceeds of options exercised	$35	$210	$68
Related tax benefit recognized	24	125	31
Intrinsic value of options exercised	34	183	59

The following table provides information about options outstanding and exercisable options at July 31, 2012 (dollars in thousands):

	Options Outstanding	Exercisable Options
Number	679,745	449,099
Weighted average exercise price	$3.80	$3.06
Aggregate intrinsic value	$2,023	$1,091
Weighted average contractual term	7.0 years	6.0 years

The weighted average remaining life for options outstanding and weighted average exercise price per share for exercisable options at July 31, 2012 were as follows:

		Options Outstanding		Exercisable Options
		Shares	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Remaining Contractual Life (in years)
$	< 1.00	45,000	6.5 years	45,000	6.5 years
	$1.00 - $ 2.00	188,893	5.6 years	155,060	5.1 years
	$2.01 - $ 6.00	445,852	7.7 years	249,039	6.4 years
Total		679,745	7.0 years	449,099	6.0 years

During the second quarter of fiscal 2012, there were options to purchase 60,000 shares of common stock granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service.  Each independent director receives an option to purchase 10,000 shares of the Company’s common stock each year in which he or she is elected, appointed, or re-elected to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. These options vest pro-ratably on a quarterly basis over the next year of service on the Board.  The Company recorded $158,000 of compensation expense for the fiscal year ended July 31, 2012, with respect to these options.  The Company recorded $59,000 of compensation expense for the fiscal year ended July 31, 2012 for previously granted options.

     During the second quarter of fiscal 2012 there were options to purchase 175,734 shares of common stock granted to the officers of the Company.  These options were granted in conjunction with the Company’s annual review of compensation as of August 1, 2011 and vest on a quarterly basis over the next five years of service. The Company recorded $88,000 of compensation expense for the fiscal year ended July 31, 2012, related to these options.  In addition, the Company recorded $66,000 of compensation expense for the fiscal year ended July 31, 2012 for previously granted options.

     The Company expects to issue new shares as options are exercised. As of July 31, 2012, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $305,000 in fiscal 2013, $192,000 in fiscal 2014, $183,000 in fiscal 2015, $156,000 in fiscal 2016 and $59,000 in fiscal 2017.

The following table provides the weighted average fair value of options granted and the assumptions used in the Black-Scholes model:

	Fiscal Year Ended July 31,
	2012	2011	2010
Expected average risk-free interest rate	1.92%	3.30%	2.35%
Expected average life (in years)	10	10	10
Expected volatility	71.4%	75.4%	77.8%
Expected dividend yield	0.0%	0.0%	0.0%

The expected average risk-free rate is based on 10-year U.S. treasury yield curve in December of 2011.  The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns.  Expected volatility is based on historical volatilities of Synergetics USA, Inc.’s common stock.  The expected dividend yield is based on historical information and management’s plan.  The Company expects to issue new shares as options are exercised.

Restricted Stock Plans

Under the Company’s 2001 Plan, the Company’s common stock may be granted at no cost to certain employees and consultants of the Company.  Certain plan participants are entitled to cash dividends and voting rights for their respective shares.  Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three-year or five-year vesting period or at the end of the third or fifth year.  These shares also vest upon a change of control event.  Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period.  As of July 31, 2012, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan.  The cost is expected to be recognized over a weighted average period of four years which is generally the vesting period.

In addition, during the fiscal year ended July 31, 2012, 5,593 shares were granted to advisory consultants under the 2001 Plan.  Compensation expense related to these shares was $36,000 for the fiscal year ended July 31, 2012.

The following table provides information about restricted stock grants during the fiscal year ended July 31, 2012, 2011 and 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2009	112,076	$2.95
Granted	176,885	$1.36
Forfeited	2,000	$3.04
Balance as of July 31, 2010	286,961	$2.04
Granted	43,846	$4.43
Balance as of July 31, 2011	330,807	$2.36
Granted	202,072	$6.37
Forfeited	35,365	$5.93
Balance as of July 31, 2012	497,514	$3.75

 Compensation expense associated with stock-based compensation plans as of July 31, 2012, 2011 and 2010 was as follows (dollars in thousands):

	July 31, 2012	July 31, 2011	July 31, 2010
Stock Options:
Directors	$217	$100	$34
Employees	154	60	28
Total	$371	$160	$62
Restricted Stock
Employees	$357	$154	$114
Advisors	36	44	111
Total	393	198	225
Total Compensation Expense	$764	$358	$287
Income Tax benefits from Share-based Compensation	$225	$108	$100

Note 12.	Stockholders’ Equity

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

Note 13.	Research and Development Costs

R&D costs related to both future and present products are charged to operations as incurred.  The Company incurred approximately $3,642,000, $3,713,000 and $3,008,000 of R&D costs during the years ended July 31, 2012, 2011 and 2010, respectively.

Note 14.	Enterprise-wide Sales Information

Enterprise-wide sales information as of July 31, 2012, 2011 and 2010 consisted of the following (dollars in thousands):

	Fiscal Year Ended July 31,
	2012	2011	2010
Net Sales
Ophthalmic	$35,240	$34,547	$31,689
OEM (1)	23,973	19,456	12,082
Other (2)	801	1,654	8,239
Total	$60,014	$55,657	$52,010

	Fiscal Year Ended July 31,
	2012	2011	2010
Net Sales
Domestic	$44,047	$38,997	$35,417
International	15,967	16,660	16,593
Total	$60,014	$55,657	$52,010

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain laser probes to Iridex Corporation.  In addition, recognition of deferred revenues of $1.5 million and $1.0 million from Codman and Alcon, respectively, are included in this category for the periods ending July 31, 2012 and 2011.  There was no recognition of deferred revenue recorded in fiscal 2010.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Note 15.	Commitments and Contingencies

Effective January 29, 2009, the Company’s Board of Directors appointed David M. Hable to serve as President and Chief Executive Officer. Also on that date, the Company entered into a change in control agreement with Mr. Hable. On December 9, 2009, the Company entered into a change in control agreement with its Chief Scientific Officer, which agreement was contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreement was made effective with other compensation changes as of August 1, 2009. On October 12, 2010, the Company entered into a change in control agreement with its Chief Financial Officer, which agreement was contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreement was made effective with other compensation changes as of August 1, 2010.  On March 3, 2011, the Company entered into a change in control agreement with each of its Vice President of Domestic Sales and Vice President of Marketing and Technology, which agreements were contemplated in conjunction with the Company’s annual review of compensation and therefore, the agreements were made effective with other compensation changes as of August 1, 2010.  The change in control agreements with its executive officers provide that if employment is terminated within one year for cause or disability following a change in control (as each term is defined in the change in control agreements), as a result of the officers’ death, or by the officer other than as an involuntary termination (as defined in the change in control agreements), the Company shall pay the officer all compensation earned or accrued through his or her employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which they are entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).

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

Note 16.	Quarterly Financial Data (Unaudited)

The following table provides the Company’s quarterly information as presented in the Form 10-Q (dollars in thousands except earnings per share):

Quarters ended:	July 31, 2012	April 30, 2012		January 31, 2012	October 31, 2011
Net sales	$16,861	$14,568		$15,080	$13,505
Gross profit	9,809	7,822	*	8,972	7,916
Operating income	2,946	1,405		2,618	1,512
Income from continuing operations	1,942	1,006		1,867	1,153
Loss from discontinued operations,net of tax	--	--		--	382
Net income	1,942	1,006		1,867	771
Earnings per share - basic
Income from continuing operations	$0.08	$0.04		$0.07	$0.05
Loss from discontinued operations	0.00	0.00		0.00	(0.02)
Net income	$0.08	$0.04		$0.07	$0.03
Earnings per share - diluted
Income from continued operations	$0.08	$0.04		$0.07	$0.05
Loss from discontinued operations	0.00	0.00		0.00	(0.02)
Net income	$0.08	$0.04		$0.07	$0.03
Basic weighted average common shares outstanding	25,165,493	25,184,447		25,085,296	24,971,034
Diluted weighted average common shares outstanding	25,293,168	25,363,620		25,280,449	25,136,727

Quarters ended:	July 31, 2011	April 30, 2011	January 31, 2011	October 31, 2010
Net sales	$15,652	$14,670	$13,278	$12,057
Gross profit	9,428	8,596	7,730	7,027
Operating income	2,966	2,516	1,834	1,033
Loss on sale of product line	--	--	(99)	--
Income from continuing operations	2,041	1,676	1,316	636
Loss (income) from discontinued operations,net of tax	4	33	(4)	3
Net income	2,037	1,643	1,320	633
Earnings per share – basic
Income from continuing operations	$.08	$0.07	$0.05	$0.03
Loss from discontinued operations	0.00	0.00	0.00	0.00
Net income	$0.08	$0.07	$0.05	$0.03
Earnings per share – diluted
Income from continuing operations	$0.08	$0.07	$0.05	$0.03
Loss from discontinued operations	0.00	0.00	0.00	0.00
Net income	$0.08	$0.07	$0.05	$0.03
Basic weighted average common shares outstanding	24,970,271	24,945,707	24,937,463	24,782,913
Diluted weighted average common shares outstanding	25,137,786	25,108,582	25,074,230	24,862,420

* In the third quarter of fiscal 2012, the Company recorded an inventory write-down of approximately $367,000, or approximately $0.01 earnings per share, net of tax.

Note 17.	Recent Accounting Pronouncements

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

Recently Issued

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive nature must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income, either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. In December 2011, ASU No. 2011-05 was amended by ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in ASU No. 2011-05 were not affected. The provisions of ASU No. 2011-05 are effective for the Company’s annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted, although the Company has not yet adopted ASU 2011-05, and there are no required transition disclosures. The Company does not believe the adoption of ASU 2011-05 will have a material impact on the consolidated financial statements.

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

 In July 2012, the FASB has issued guidance concerning the testing of indefinite-lived intangible assets for impairment. This guidance gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill .   Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment an entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.

Note 18. Valuation Allowances and Qualifying Accounts

Schedule II — Valuation Allowances and Qualifying Accounts
(dollars in thousands)

Classifications	Balance at Beginning of Year	Charges to Cost and Expenses	Charges to Other Accounts	Deduction from Reserves	Balance at End of Year
Year ended July 31, 2010
Allowance for Doubtful Accounts & Returned Goods	$330	$48	$--	$(96)	$282
Allowance for Excess and Obsolete Inventory	$39	$--	$--	$(1)	$38
Year ended July 31, 2011
Allowance for Doubtful Accounts & Returned Goods	$282	$5	$--	$(5)	$282
Allowance for Excess and Obsolete Inventory	$38	$44	$--	$--	$82
Year ended July 31, 2012
Allowance for Doubtful Accounts & Returned Goods	$282	$37	$--	$--	$319
Allowance for Excess and Obsolete Inventory	$82	$384	$--	$--	$466

(1) Adjustments represent write-offs of uncollectible accounts receivable or excess and obsolete inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synergetics USA, Inc.
(registrant)
October 15, 2012
/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)
October 15, 2012
/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 15, 2012
/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer and Director
(Principal Executive Officer)

October 15, 2012	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)
October 15, 2012
/s/ Robert Dick
Robert Dick, Chairman of the Board of Directors

October 15, 2012	/s/ Lawrence C. Cardinale
Lawrence C. Cardinale, Director

October 15, 2012	/s/ Guy Guarch
Guy Guarch, Director

October 15, 2012	/s/ Juanita H. Hinshaw
Juanita H. Hinshaw, Director

October 15, 2012	/s/ D. Graeme Thomas
D. Graeme Thomas, Director

October 15, 2012	/s/ Patricia S. Williams
Patricia S. Williams, Director

Index to Exhibits

Exhibit Number	Description
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

10.7**
Change of Control Agreement between Synergetics USA, Inc. and David M. Hable (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2009 and incorporated herein by reference).

10.8**
Change in Control Agreement effective as of August 1, 2009 by and between Kurt Gampp and Synergetics USA, Inc. (Filed as Exhibit  10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2009 and incorporated herein by reference).

10.9**
Change in Control Agreement effective as of August 1, 2009 by and between Jerry Malis, MD and Synergetics USA, Inc. (Filed as Exhibit  10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2009 and incorporated herein by reference).

10.10**
Change in Control Agreement effective as of August 1, 2010 by and between Pamela G. Boone and Synergetics USA, Inc. (Filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on October 12, 2010 and incorporated herein by reference).

10.11**
Change in Control Agreement effective as of August 1, 2010 by and between Michael Fanning and Synergetics USA, Inc. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on March 9, 2011 and incorporated herein by reference.

10.12**
Change in Control Agreement effective as of August 1, 2010 by and between Jason Stroisch and Synergetics USA, Inc. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 9, 2011 and incorporated herein by reference.

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

10.19
Amendment to Agreement of Lease between Liberty Property Limited Partnership and Synergetics USA, Inc. dated March 26, 2009 (Filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2009 and incorporated herein by reference.)

10.20*	Amendment to Agreement of Lease between Liberty Property Limited Partnership and Synergetics USA, Inc. dated July 19, 2012 filed herewith.

10.21**
Form of Employee Restricted Stock Agreement for the Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference).

10.22
Letter Agreement between Synergetics, Inc. and Regions Bank, dated February 22, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2006 and incorporated herein by reference.)

10.23
Credit and Security Agreement among Synergetics USA, Inc., Synergetics, Inc. and Regions Bank, dated March 13, 2006.  (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 and incorporated herein by reference.)

10.24
First Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated September 26, 2006.  (Filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)

10.25
Second Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated December 8, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)

10.26
Third Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc. and Regions Bank, as Lender, dated June 7, 2007.  (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007 and incorporated herein by reference.)

10.27
Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated March 13, 2006 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 and incorporated herein by reference.)

10.28
Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated September 26, 2006.  (Filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)

10.29
Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated December 8, 2006.  (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)

10.30
Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated June 7, 2007.  (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007 and incorporated herein by reference.)

10.31
Second 2008 Amended and Restated Revolving Note from Synergetics, Inc. and Synergetics USA, Inc. in favor of Regions Bank, dated December 1, 2008.   (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 3, 2008 and incorporated herein by reference).

10.32
Letter Agreement between Synergetics, Inc. and Regions Bank, dated September 28, 2006.  (Filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)

10.33
Fourth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated as of January 31, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.)

10.34	Amended and Restated Revolving Note from Synergetics USA, Inc. and Synergetics, Inc. in favor of Regions Bank, dated as of January 31, 2008. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.)

10.35
Letter Agreement between Synergetics, Inc. and Regions Bank, dated September 28, 2006.  (Filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)

10.36
Fifth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated December 1, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2008 and incorporated herein by reference.)

10.37***
Seventh Amendment to Credit and Security Agreement by and among Synergetics Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated as of November 30, 2009 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2009 and incorporated herein by reference).

10.38	Eighth Amendment to Credit and Security Agreement by and among Synergetics USA, Inc., Synergetics, Inc., as Borrowers and Regions Bank as Lender, dated as of November 30, 2010 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 and incorporated herein by reference).

10.39
Confidential Settlement and License Agreement between Synergetics USA, Inc. and Alcon, Inc., Alcon Laboratories, Inc. and Alcon Research Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 and incorporated herein by reference).

10.40
Supply Agreement between Synergetics, Inc. and Alcon Research Ltd. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 and incorporated herein by reference).

10.41
Agreement dated October 19, 2009 by and among Synergetics USA, Inc., Steven R. Becker, BC Advisors, LLC, SRB Management, L.P., SRB Greenway Opportunity Fund, L.P. and SRB Greenway Capital (Q.P.), L.P. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 20, 2009 and incorporated herein by reference).

10.42
Amendment executed April 19, 2010 by and among Synergetics USA, Inc., Steven R. Becker, BC Advisors, LLC, SRB Management, L.P., SRB Greenway Opportunity Fund, L.P. and SRB Greenway Capital (Q.P.), L.P. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010 and incorporated herein by reference).

21*	Subsidiaries of Registrant.

23.1*	Consent of UHY LLP.

31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
***	The Company did not enter into a sixth amendment to credit agreement.