Form 10-K/A
period 2012-07-31
SYNERGETICS USA INC
filed 2012-11-21
CIK 836429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Synergetics USA, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (the “Form 10-K”), which was filed with the Securities and Exchange Commission on October 15, 2012, for the sole purpose of furnishing corrected XBRL Interactive Data Files.  Due to a filing error by a third party printer, the XBRL Interactive Data Files originally furnished with the Form 10-K contained inaccuracies.  No other changes have been made to the Form 10-K.

Except as specifically described above, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K and does not modify or amend the Form 10-K.

For reference purposes only, the Index to Exhibits related to Exhibit 101 (for Interactive Data Files) is set forth below.

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
--------------------
* This Exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC.

Date: November 21, 2012	By:	/s/ Pamela G. Boone
Pamela G. Boone
Chief Financial Officer
(Principal Financial Officer)