Form 10-Q
period 2012-10-31
SYNERGETICS USA INC
filed 2012-12-10
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of December 10, 2012 was 25,172,934 shares.

SYNERGETICS USA, INC.

Index

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of October 31, 2012 (Unaudited) and July 31, 2012
(Dollars in thousands, except share data)

	October 31, 2012	July 31, 2012
Assets
Current Assets
Cash and cash equivalents	$12,324	$12,680
Accounts receivable, net of allowance for doubtful accounts of $321 and $319, respectively	12,064	11,796
Inventories	17,294	15,679
Prepaid expenses	1,070	825
Deferred income taxes	1,266	1,247
Total current assets	44,018	42,227
Property and equipment, net	9,040	9,239
Intangible and other assets
Goodwill	10,660	10,660
Other intangible assets, net	11,149	11,277
Deferred income taxes	3,972	4,088
Patents, net	1,224	1,179
Cash value of life insurance	93	93
Total assets	$80,156	$78,763
Liabilities and stockholders’ equity
Current Liabilities
Accounts payable	2,184	2,144
Accrued expenses	2,804	2,844
Income taxes payable	241	191
Deferred revenue	1,288	1,288
Total current liabilities	6,517	6,467
Long-Term Liabilities
Deferred revenue	15,496	15,818
Total long-term liabilities	15,496	15,818
Total liabilities	22,013	22,285
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock at October 31, 2012 and July 31, 2012, $0.001 par value, 50,000,000 shares authorized; 25,164,934 and 25,160,069 shares issued and outstanding, respectively	25	25
Additional paid-in capital	26,664	26,421
Retained earnings	31,890	30,538
Accumulated other comprehensive (loss):
Foreign currency translation adjustment	(436)	(506)
Total stockholders’ equity	58,143	56,478
Total liabilities and stockholders’ equity	$80,156	$78,763

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended October 31, 2012 and 2011
(Dollars in thousands, except share and per share data)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Net sales	$14,620	$13,505
Cost of sales	6,147	5,589
Gross profit	8,473	7,916
Operating expenses
Research and development	861	790
Sales and marketing	3,263	3,076
General and administrative	2,408	2,538
	6,532	6,404
Operating income	1,941	1,512
Other income (expenses)
Investment income	7	14
Interest expense	--	(18)
Miscellaneous	(3)	(2)
	4	(6)
Income from continuing operations before provision for income taxes	1,945	1,506
Provision for income taxes	593	353
Income from continuing operations	$1,352	$1,153
Loss from discontinued operations, net of income tax benefit of $0 and $193, respectively	--	382
Net income	$1,352	$771
Earnings per share:
Basic
Income from continuing operations	$0.05	$0.05
Loss from discontinued operations	$0.00	$(0.02)
Net income	$0.05	$0.03
Diluted
Income from continuing operations	$0.05	$0.05
Loss from discontinued operations	$0.00	$(0.02)
Net Income	$0.05	$0.03
Basic weighted average common shares outstanding	25,160,757	24,971,034
Diluted weighted average common shares outstanding	25,286,184	25,136,727

Net income	$1,352	$771
Foreign currency translation adjustment	70	(29)
Comprehensive income	$1,422	$742

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Synergetics USA Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended October 31, 2012 and 2011
(Dollars in thousands, except share data)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Cash Flows from Operating Activities
Net income	$1,352	$771
Plus: Loss from discontinued operations – net of tax	--	382
Income from continuing operations	1,352	1,153
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	305	290
Amortization	161	162
Provision for doubtful accounts receivable	(3)	22
Stock-based compensation	243	98
Deferred income taxes	97	166
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	(169)	677
Inventories	(1,577)	(231)
Prepaid expenses	(229)	59
(Decrease) increase in:
Accounts payable	31	369
Accrued expenses	(42)	(262)
Deferred revenue	(322)	(398)
Income taxes payable	50	(5,688)
Net cash used in continuing operating activities	(103)	(3,583)
Net cash used in discontinued operations	--	(15)
Net cash used in operating activities	(103)	(3,598)

Cash Flows from Investing Activities
Proceeds from sale of equipment	--	--
Purchase of property and equipment	(106)	(802)
Acquisition of patents and other intangibles	(78)	(105)
Net cash used in continuing investing activities	(184)	(907)

Cash Flows from Financing Activities
Payment on debt incurred for acquisition of trademark	--	(155)
Tax benefit associated with the exercise of non-qualified stock options	--	8
Proceeds from the issuance of common stock	--	5
Net cash used in financing activities	--	(142)
Foreign exchange rate effect on cash and cash equivalents	(69)	(9)
Net decrease in cash and cash equivalents	(356)	(4,656)
Cash and cash equivalents
Beginning	12,680	18,399
Ending	$12,324	$13,743

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Synergetics USA, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular information reflects dollars in thousands, except share and per share information)

Note 1. General

Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a medical device company.  Through continuous improvement and development of its people, the Company’s mission is to design, manufacture and market innovative surgical devices, surgical equipment and consumables of the highest quality in order to enable surgeons who perform surgery around the world to provide a better quality of life for their patients.   The Company’s primary focus is on the surgical disciplines of ophthalmology and neurosurgery.  Its distribution channels include a combination of direct and independent distributor sales organizations and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri and King of Prussia, Pennsylvania.  During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.

Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2012, and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2012 (the “Annual Report”).

Note 2.  Discontinued Operations

In September 2011, the Company adopted a plan to close its plastic injection molding operations and has transitioned this production to an outside vendors.  During the Company’s first quarter of fiscal 2012, substantially all operational activities of this unit were discontinued and the Company classified them as discontinued operations.  The Company completed the sale of these assets prior to the end of its fiscal 2012 second quarter.  The assets included in the disposal group were primarily equipment.  The following table summarizes the results of the discontinued operations for the first three months of fiscal 2013 and 2012 (dollars in thousands):

	For Three Months Ended October 31, 2012	For Three Months Ended October 31, 2011
Net Sales	$--	$23
Operating costs	--	(191)
Impairment, restructuring and other charges	--	(253)
Write-off of goodwill	--	(29)
Estimated loss on sale of fixed assets	--	(125)
Loss from discontinued operations before benefit for income taxes	--	(575)
Income tax benefit	--	193
Loss from discontinued operations	--	$(382)

Index

Note 3. Summary of Significant Accounting Policies

Deferred revenue:  During the second quarter of fiscal 2011, the Company received a payment from Codman & Shurtleff, Inc. (“Codman”), a marketing partner, to establish exclusivity on certain electrosurgical generator products and accessories.  Revenue from the payment has been deferred and is being amortized over the expected term of the agreement.  The Company recognized $135,000 of this deferred revenue for the three months ended October 31, 2011.  In addition, included in deferred revenue is an amount the Company received pursuant to a Confidential Settlement and License Agreement with Alcon, Inc. (“Alcon”).  This payment is accounted for as an up-front licensing fee.  Recognition of the revenue pursuant to this agreement has been deferred and was being recognized over a period of up to 15 years based upon estimated shipments to Alcon under a related Supply Agreement executed pursuant to the settlement.  On February 13, 2012, Alcon informed the Company that it had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement.  However, the Supply Agreement remains in effect and the Company has continuing performance obligations associated with the Supply Agreement.  Therefore, the Company plans on recognizing the remaining deferred revenue associated with the Supply Agreement ratably over the next 14 years which is the remaining life of the patents and associated Supply Agreement. The Company recognized $322,000 and $263,000 of this deferred revenue for the three months ended October 31, 2012 and 2011, respectively.

The Company’s significant accounting policies are disclosed in the Annual Report. In the first three months of fiscal 2013, no significant accounting policies were changed.

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

Total sales to Codman and its respective percent of the Company’s net sales in the three months ended October 31, 2012 and 2011, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows (dollars in thousands):

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Net Sales	$2,816	$2,221
Percent of net sales	19.3%	16.4%

Index

Stryker Corporation (“Stryker”)

The Company supplies a lesion generator used for minimally invasive pain treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years through November 30, 2012. On November 27, 2012, the agreement was extended through June 30, 2015.

On April 1, 2010, the Company entered into an asset sale agreement with Stryker including the sale of accounts receivable, open sales orders, inventory and certain intellectual property related to the Omni® ultrasonic aspirator product line.  Related to the asset sale, a separate supply agreement provides for the Company to supply disposable ultrasonic instrument tips and certain other consumable products used in conjunction with the ultrasonic aspirator console and handpieces.  The agreement has been extended through March 31, 2016.

Total sales to Stryker and its respective percent of the Company’s net sales in the three months ended October 31, 2012, and 2011, including the historical sales of pain control generators, and accessories that the Company has supplied in the past, as well as the disposable ultrasonic instrument tips sales and certain other consumable products resulting from the new agreements, were as follows (dollars in thousands):

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Net Sales	$2,559	$1,954
Percent of net sales	17.5%	14.5%

No other customer comprises more than 10 percent of sales in any given quarter.

Note 5. Stock-Based Compensation

Stock Option Plans

The following table provides information about stock-based awards outstanding at October 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding beginning of period	679,745	$3.80	$2.98
For the period August 1, 2012 through October 31, 2012
Granted	--	--	--
Forfeited	--	--	--
Exercised	--	--	--
Options outstanding, end of period	679,745	$3.80	$2.98
Options exercisable, end of period	477,892	$3.21	$2.54

There were no options granted in the first quarter of fiscal 2013.  Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed, or continues to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. These options vest pro-ratably on a quarterly basis over the next year of service on the Board.  During the second quarter of fiscal 2012, there were options to purchase 60,000 shares of Common Stock granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service.  These options also vest upon a change of control event. The Company recorded $68,000 and $35,000 of compensation expense for the three months ended October 31, 2012 and 2011, respectively, in conjunction  with respect to the director’s options.

During the second quarter of fiscal 2012, there were options to purchase 175,734 shares of Common Stock granted to the officers of the Company.  These options were granted in conjunction with the Company’s annual review of compensation as of August 1, 2011 and vest on a quarterly basis over the next five years of service. The Company recorded $35,000 of compensation expense for three months ended October 31, 2012, related to these options.  In addition, the Company recorded $13,000 and $20,000 of compensation expense for the three months ended October 31, 2012 and 2011, respectively, for previously granted options.

Index

The Company expects to issue new shares as options are exercised. As of October 31, 2012, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $189,000 for the remainder of fiscal 2013, $192,000 in fiscal 2014, $183,000 in fiscal 2015, $156,000 in fiscal 2016 and $59,000 in fiscal 2017.

The fair value of all options granted during the second fiscal quarter of 2012 was determined at the date of the grant using the Black-Scholes option-pricing model and the following assumptions:

Expected average risk-free interest rate	1.92%
Expected average life (in years)	10
Expected volatility	71.4%
Expected dividend yield	0.0%

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

The intrinsic value of the in-the-money stock options outstanding was $2.0 million and $1.1 million at October 31, 2012 and 2011, respectively.  The intrinsic value of in-the-money exercisable stock options was $1.2 million and $824,000 at October 31, 2012 and 2011, respectively.

Restricted Stock Plans

Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), our Common Stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three-year or five-year vesting period or at the end of the third or fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. As of October 31, 2012, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. The cost is expected to be recognized over a weighted average period of four years which is generally the vesting period. The following table provides information about restricted stock grants during the three-month period ended October 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2012	497,514	$3.75
Granted	--	--
Forfeited	--	--
Balance as of October 31, 2012	497,514	$3.75

Note 6. Fair Value Information

Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.

The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment or at least annually and recorded at fair value only when impairment is recognized. No impairment indicators existed as of October 31, 2012.

Index

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

The Company also experienced a $382,000 loss from discontinued operations in the first three months of fiscal 2012, or $0.02 basic and diluted earnings per share, which included a $29,000 write-off of goodwill and a loss on the sale of fixed assets and inventory of approximately $250,000.

Note 7. Supplemental Balance Sheet Information

Inventories: Inventories as of October 31, 2012 and July 31, 2012 were as follows (dollars in thousands):

	October 31, 2012	July 31, 2012
Raw material and component parts	$9,803	$8,670
Work in progress	1,998	1,663
Finished goods	5,493	5,346
	$17,294	$15,679

Property and Equipment: Property and equipment as of October 31, 2012 and July 31, 2012 were as follows (dollars in thousands):

	October 31, 2012	July 31, 2012
Land	$730	$730
Building and improvements	5,896	5,896
Machinery and equipment	7,974	7,974
Furniture and fixtures	1,018	1,222
Software	1,014	1,014
Construction in progress	597	287
	17,229	17,123
Less accumulated depreciation	8,189	7,884
	$9,040	$9,239

Other Intangible Assets:  Information regarding the Company’s other intangible assets as of October 31, 2012 and July 31, 2012 were as follows (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
	October 31, 2012
Proprietary know-how	$4,057	$2,100	$1,957
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,565	3,269
Patents	1,951	727	1,224
	$17,765	$5,392	$12,373

	July 31, 2012
Proprietary know-how	$4,057	$2,039	$2,018
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,498	3,336
Patents	1,873	694	1,179
	$17,687	$5,231	$12,456

Index

Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.

The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended October 31, 2012. Estimated amortization expense on other intangibles for the remaining nine months of the fiscal year ending July 31, 2013, and the next four years thereafter is as follows (dollars in thousands):

Amount
Fiscal Year 2013 (remaining 9 months)	$442
Fiscal Year 2014	604
Fiscal Year 2015	603
Fiscal Year 2016	588
Fiscal Year 2017	585

Amortization expense for the three months ended October 31, 2012 was $161,000.

Pledged Assets; Short and Long-Term Debt (Excluding Revenue Bonds Payable):  Short-term debt as of October 31, 2012 and July 31, 2012, consisted of the following:

     Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on October 31, 2012 permits borrowings up to $9.5 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon our leverage ratio. As of October 31, 2012, interest under the facility would have been 2.24 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at October 31, 2012. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2011, to extend the termination date through November 30, 2013.

     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 31, 2012, the leverage ratio was 0.63 times and the minimum fixed charge coverage ratio was 9.24 times. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent.  Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum.  The unused portion of the facility is not charged a fee. There were no borrowings under this facility at October 31, 2012. The equipment line of credit was amended on November 30, 2011, to extend the maturity date to November 30, 2013.

Deferred Revenue: Deferred revenue as of October 31, 2012 and July 31, 2012, consisted of the following (dollars in thousands):

	October 31, 2012	July 31, 2012
Deferred revenue – Alcon settlement	$16,784	$17,106
Total	$16,784	$17,106
Less: Short-term portion	1,288	1,288
Long-term portion	$15,496	$15,818

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

Note 9. Enterprise-wide Sales Information

Enterprise-wide sales information for the three months ended October 31, 2012 and 2011, respectively, consisted of the following (dollars in thousands):

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Net Sales
Ophthalmic	$8,662	$8,762
OEM (1)	5,749	4,544
Other (2)	209	199
Total	$14,620	$13,505
Net Sales
Domestic	$10,832	$9,801
International	3,788	3,704
	$14,620	$13,505

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain laser probes to Iridex Corporation (“Iridex”).  In addition, deferred revenues of $322,000 from Alcon and $398,000 from Codman and Alcon are included in this category for the three months ended October 31, 2012 and 2011, respectively.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Index

Note 10. Recent Accounting Pronouncements

Recently Adopted

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive nature must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income, either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented.   In December 2011, ASU No. 2011-05 was amended by ASU No. 2011-12, “Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments.  All other requirements in ASU No. 2011-05 are not affected.  The provisions of ASU No. 2011-05 have been adopted retrospectively effective August 1, 2012 and had no effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other” (“ASU No. 2011-08”). ASU No. 2011-08 amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines based on a qualitative assessment that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU No. 2011-08 have been adopted effective August 1, 2012 and had no effect on the Company’s consolidated financial statements.

Recently Issued

In July 2012, the FASB has issued guidance concerning the testing of indefinite-lived intangible assets for impairment. This guidance gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Subtopic 350-30, “Intangibles--Goodwill and Other, General Intangibles Other than Goodwill” (“ASC 350-30”) . Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. ASC 350-30 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company does not believe ASC 350-30 will have a material impact on the consolidated financial statements.

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

Recent Developments

 Over the past few years, we have had several developments that we expect will contribute to the growth of our business in the foreseeable future, the most recent of which are as follows:

●
On February 9, 2012, Mobius Therapeutics, LLC (“Mobius”), a St. Louis-based ophthalmic pharmaceutical company, announced that the U.S. Food and Drug Administration (“FDA”) had approved its orphan drug for glaucoma and that the Company would be packaging the kit for the administration of the drug.

●
On June 26, 2012, the Company announced that it received 510(k) clearance from the FDA for VersaVITTM, a novel vitrectomy system for the retinal surgery market. On July 20, 2012, the VersaVITTM vitrectomy system received clearance for the “CE” mark, allowing access to the European market.

●
On November 27, 2012, the Company announced the signing of the third amendment to its agreement with Stryker Corporation (“Stryker”) for supply and distribution of a lesion generator and accessories, extending the termination date until June 30, 2015.

Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY
	Three Months Ended October 31, 2012	Mix	Three Months Ended October 31, 2011	Mix
Ophthalmic	$8,662	59.3%	$8,762	64.9%
OEM (1)	5,749	39.3%	4,544	33.6%
Other (2)	209	1.4%	199	1.5%
Total	$14,620		$13,505

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman & Shurtleff, Inc. (“Codman”), multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain laser probes to Iridex Corporation (“Iridex”).  In addition, deferred revenues of $322,000 from Alcon and $398,000 from Codman and Alcon, Inc. (“Alcon”) are included in this category for the three months ended October 31, 2012 and 2011, respectively.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Index

     The increase in sales for the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to the increase of $1.2 million in OEM sales and a $10,000 increase in our other sales, partially offset by a $100,000 decrease in ophthalmic sales.  Currently, disposable product sales account for approximately 83.3 percent of our total product sales. Overall sales of our disposable products grew $1.1 million, or 9.1 percent, in the first quarter of fiscal 2013 as compared to the comparable period of fiscal 2012. Sales of capital equipment increased by approximately $138,000, or 7.0 percent, in the first quarter of fiscal 2013 as compared to the comparable period of fiscal 2012.

RESULTS OF OPERATIONS
 (Dollars in Thousands, except for per share amounts)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Increase (Decrease)
Net Sales	$14,620	$13,505	8.3%
Gross Profit	8,473	7,916	7.0%
Gross Profit Margin %	58.0%	58.6%	(1.0%)
Commercial Expenses
Research and Development	861	790	9.0%
Sales and Marketing	3,263	3,076	6.1%
General and Administrative	2,408	2,538	(5.1%)
Operating Income	1,941	1,512	28.4%
Operating Margin	13.3%	11.2%	18.8%
EBITDA (1)	2,413	1,976	22.1%
Income from Continuing Operations	1,352	1,153	17.3%
Net Income	1,352	771	75.4%
Earnings per share from Continuing Operations	$0.05	$0.05	-
Earnings per share	$0.05	$0.03	66.7%
Operating return on average equity (1)	2.4%	2.3%	4.3%
Operating return on average assets (1)	1.7%	1.5%	13.3%
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

Reconciliation of Non-GAAP Financial Measures  (dollars in thousands)
EBITDA Reconciliation	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Income from Continuing Operations	$1,352	$1,153
Interest	--	18
Income taxes	593	353
Depreciation	305	290
Amortization	161	162
EBITDA	$2,411	$1,976

Index

Operating Return on Average Equity Calculation	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Income from Continuing Operations	$1,352	$1,153
Average Equity
October 31, 2012	58,142
July 31, 2012	56,478
October 31, 2011		51,516
July 31, 2011		50,664
Average Equity	57,310	51,090
Operating Return on Average Equity	2.4%	2.3%

Operating Return on Average Assets Calculation	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Income from Continuing Operations	$1,352	$1,153
Interest	--	18
Net Income + Interest	$1,352	$1,171
Average Assets
October 31, 2012	80,156
July 31, 2012	78,763
October 31, 2011		75,671
July 31, 2011		81,310
Average Assets	79,460	78,491
Operating Return on Average Assets	1.7%	1.5%

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

Results Overview

Product categories as a percentage of total sales were as follows:

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Ophthalmic	59.3%	64.9%
OEM	39.3%	33.6%
Other	1.4%	1.5%
Total	100.0%	100.0%

Index

International revenues represent $3.8 million, or 25.9 percent, of our total revenues for the three months ended October 31, 2012, as compared to $3.7 million, or 27.4 percent, for the three months ended October 31, 2011.  Many of the products we sell to our marketing partners and OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.

Our Business Strategy

The Company’s strategy is to enhance shareholder value through profitable revenue growth in ophthalmology and neurosurgery markets. This is accomplished through the identification and development of reusable and disposable devices in collaboration with leading surgeons and marketing partners. We are committed to establishing a strong operational infrastructure and financial foundation within which growth opportunities can be prudently evaluated, financed and pursued. We will remain vigilant and sensitive to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. In fiscal 2013 and beyond, our strategic priorities are to drive accelerating growth in the ophthalmology business, manage our neurosurgery and OEM businesses for stable growth and strong cash flows, deliver improved profitability through our lean initiatives and demonstrate solid financial performance.

Drive Accelerating Growth in our Ophthalmology Business

We are focused on expanding our product platform into larger and faster-growing segments of the vitreoretinal device market. Thus, we have focused our internal research and development efforts on developing innovative technologies that will enable the Company to enhance its value to the vitreoretinal community. We are implementing several focused initiatives to capitalize on our recent new product introductions such as the VersaPACKTM, the VersaVITTM and the Ultimate Vit EnhancerTM and capitalize on the current competitive environment. In addition, we are also seeking business development opportunities to augment and complement our existing ophthalmic franchise. Finally, we are improving our sales force productivity. In the U.S., we are focused on enhancing our compensation programs to target the appropriate mix of product and rigorous development of our sales force capabilities through enhanced training and customer relationship management. In the international markets, we are working to optimize our sales capabilities and distribution infrastructure.

Manage our Neurosurgery and OEM Business for Stable Growth and Strong Cash Flows

We have multi-year contracts established with our two largest OEM customers, Codman and Stryker. These relationships provide high visibility within the neurosurgery markets and allow us to achieve attractive operating margins. We provide best-in-class technologies with our electrosurgical generators and disposable bipolar forceps being distributed by Codman and our lesion generator and ultrasonic aspirator disposables being distributed by Stryker. We are working with both of these OEM customers to provide product line iterations to maintain their technological advantages. We also work with other select potential OEM customers to develop relationships which would continue to enhance our OEM platform growth and profitability that complement our strategic focus. Mobius, a St. Louis-based ophthalmic pharmaceutical company, received final approval from the U.S. FDA in February 2012 for its platform product, Mitosol®, which will be used in glaucoma surgery. The Company is packaging this product for Mobius.

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

Index

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

Demand Trends

The Company’s sales increased 8.3 percent during the first three months of fiscal 2013, compared with the first three months of fiscal 2012.  The most significant factor impacting this increase was an increase of $1.2 million in OEM sales during the first three months of fiscal 2013 (including $322,000 deferred revenue in the first quarter of fiscal 2013 as compared to $398,000 in the first quarter of fiscal 2012).  Currently, disposable product sales account for approximately 83.3 percent of our total product sales. Overall sales of our disposable products grew $1.1 million, or 9.1 percent, in the first quarter of fiscal 2013 as compared to the comparable period of fiscal 2012. Sales of capital equipment increased by approximately $138,000, or 7.0 percent, in the first quarter of fiscal 2013 as compared to the comparable period of fiscal 2012.

Based upon a study performed by Market Scope LLC (“Market Scope”), dated February 2011, there are approximately 2,000 practicing retinal specialists in the United States and an additional 7,900 throughout the rest of the world. It is estimated that approximately 329,000 vitrectomies will be performed each year in the United States and 1.26 million total vitrectomies will be performed throughout the world in 2012. Market Scope estimates that these procedures are growing 3.6 percent annually. On a dollar basis, we estimate that the vitreoretinal market will grow approximately 7.0 percent to $997 million in 2012.

Neurosurgical procedures on a global basis continue to rise at an estimated 1.0 to 3.0 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in emerging markets, among other factors. Based upon this growth in procedures, sales of neurosurgical products worldwide are forecasted to increase by approximately 4.0 percent.

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

Economic Trends

Economic conditions may continue to negatively impact disposable product sales and capital expenditures at the hospital, ambulatory surgical center and physician level. Further, global economic conditions may continue to negatively impact the volume and potentially the average selling price of the Company’s disposable product sales and capital equipment.  The Company’s international sales of ophthalmic products increased 2.0 percent during the fiscal quarter ended October 31, 2012.

Index

Results Overview

During the fiscal quarter ended October 31, 2012, the Company recorded net sales of $14.6 million, which generated $8.5 million in gross profit, operating income of $1.9 million and income from continuing operations of approximately $1.9 million, or $0.05 earnings per share.  The Company had $12.3 million in cash and no interest-bearing debt as of October 31, 2012. Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next 12 months.

Results of Operations

Three-Month Period Ended October 31, 2012, Compared to Three-Month Period Ended October 31, 2011

Net Sales

The following table presents net sales by category (dollars in thousands):

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Increase (Decrease)
Ophthalmic	$8,662	$8,762	(1.1%)
OEM (1)	5,749	4,544	26.5%
Other (2)	209	199	5.0%
Total	$14,620	$13,505	8.3%
(1)
Revenues from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain laser probes to Iridex.  In addition, deferred revenues of $322,000 from Alcon and $398,000 from Codman and Alcon are included in this category for the three months ended October 31, 2012 and 2011, respectively.

(2)	Revenues from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales decreased 1.1 percent in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Domestic ophthalmic sales decreased 3.5 percent in the first quarter of fiscal 2013 primarily due to the decreased sales of base business capital equipment, disposables and repairs partially offset by increased sales of VersaVITTM vitrectomy systems and procedural kits.  International ophthalmic sales increased 2.0 percent in the first quarter of fiscal 2013 primarily due to increased sales of VersaVITTM vitrectomy systems and procedural kits partially offset by decreased sales of base business capital equipment, disposables and repairs.  OEM sales increased $1.2 million in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. Total OEM sales rose 26.5 percent to $5.7 million in the first quarter of fiscal 2013 (including $322,000 of deferred revenue recognized) compared with $4.5 million in the first quarter of fiscal 2012 (including $398,000 of deferred revenue recognized). The increase in OEM sales benefited from strong volumes of disposable products and generators sold to Stryker and Codman.  Other sales increased $10,000 in the first quarter of fiscal 2013, or 5.0 percent, compared to the first quarter of fiscal 2012.

Currently, disposable product sales account for approximately 83.3 percent of our total product sales. Overall sales of our disposable products grew $1.1 million, or 9.1 percent, in the first quarter of fiscal 2013 as compared to the comparable period of fiscal 2012. Sales of capital equipment increased by approximately $138,000, or 7.0 percent, in the first quarter of fiscal 2013 as compared to the comparable period of fiscal 2012.

The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Increase (Decrease)
Domestic (including Marketing Partners and OEM sales)	$10,832	$9,801	10.5%
International (including Canada)	3,788	3,704	2.2%
Total	$14,620	$13,505	8.3%

Index

Domestic sales increased 10.5 percent in the first quarter of fiscal 2013 due to increases OEM sales which are recorded as domestic sales.  International sales increased 2.2 percent in the first quarter of fiscal 2013 primarily due to the increase in international ophthalmology sales of 2.0 percent primarily due to increased sales of VersaVITTM vitrectomy systems and procedural kits partially offset by decreased sales of base business capital equipment, disposables and repairs.

Gross Profit

Gross profit as a percentage of net sales was 58.0 percent in the first quarter of fiscal 2013 compared to 58.6 percent for the same period in fiscal 2012.  Gross profit as a percentage of net sales for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 decreased 0.6 percentage point primarily due to the impact of the mix of OEM sales.

Operating Expenses (dollars in thousands)

	Three Months Ended October 31, 2012		Three Months Ended October 31, 2011
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$861	5.9%	$790	5.8%
Sales & Marketing expenses	3,263	22.3%	3,076	22.8%
General & Administrative expenses	2,408	16.5%	2,538	18.8%

Research and development expenses (“R&D”) as a percentage of net sales was 5.9 percent and 5.8 percent for the first quarter of fiscal 2013 and 2012, respectively.   R&D costs increased $71,000 in the first quarter of fiscal 2013 compared to the same period in fiscal 2012.  The Company’s pipeline included approximately 25 active projects in various stages of completion as of October 31, 2012.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers and reflects the Company’s R&D budget. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 5.0 to 7.0 percent of net sales over the next few years.

Sales and marketing expenses increased $187,000 to approximately $3.3 million, or 22.3 percent of net sales, for the first quarter of fiscal 2013 compared to $3.1 million, or 22.8 percent of net sales, for the first quarter of fiscal 2012. The Company has added three additional territory managers as it launches the VersaVITTM vitrectomy system.

General and administrative expenses decreased by approximately $130,000 to $2.4 million, or 16.5 percent of net sales, in the first quarter of fiscal 2013 compared to $2.5 million, or 18.8 percent of net sales, for the first quarter of fiscal 2012. The decrease is primarily due to the resignation of the Chief Operating Officer and the reduction in the resulting compensation expense.

Other Income/(Expenses)

Other income for the first quarter of fiscal 2013 increased to $4,000 compared to other expense of $6,000 for the first quarter of fiscal 2012, due to no interest expense as the Company paid off its remaining debt in the third quarter of fiscal 2012.

 Operating Income, Income Taxes and Net Income

Operating income for the first quarter of fiscal 2013 increased $429,000 to $1.9 million, as compared to the comparable 2012 fiscal period. The increase in operating income was primarily the result of an 8.3 percent increase in sales partially offset by a 10.0 percent increase in cost of sales, resulting in a $557,000 increase in gross profit.  The increase in gross margin was partially offset by a 9.0 percent increase in R&D expenses and a 6.1 percent increase in sales and marketing expenses and supplemented by a 5.1 percent decrease in general and administrative expenses.

Index

The Company recorded a $593,000 tax provision on pre-tax income of $1.9 million, a 30.5 percent tax provision, in the quarter ended October 31, 2012.  In the quarter ended October 31, 2011, the Company recorded a $353,000 tax provision on pre-tax income of $1.5 million, a 23.5 percent tax provision.  The increase in the effective tax rate was primarily due to the impact of the Company’s state tax planning strategies implemented and recorded in fiscal 2012.  In addition, the effective tax rate was also impacted by the expiration of the research and experimentation credit in December, 2011.

Income from continuing operations increased by $199,000 to $1.4 million for the first quarter of fiscal 2013 from $1.2 million for the same period in fiscal 2012. The increase in net income was primarily from the increase in operating income discussed above.  Basic and diluted earnings per share from continuing operations for the first quarter of fiscal 2013 was flat as compared to the first quarter of fiscal 2012.  Basic weighted average shares outstanding increased from 24,971,034 at October 31, 2011, to 25,100,752 at October 31, 2012.

Liquidity and Capital Resources

The Company had approximately $12.3 million in cash and no interest-bearing debt as of October 31, 2012.

Working capital, including the management of inventory and accounts receivable, is a key management focus. At October 31, 2012, the Company had an average of 72 days of sales outstanding utilizing the trailing 12 months’ sales for the period ended October 31, 2012. The 72 days of sales outstanding at October 31, 2012, was in line with July 31, 2012, and 5 days unfavorable when compared to October 31, 2011, utilizing the trailing 12 months of sales.

At October 31, 2012, the Company had 242 days of average cost of sales in inventory on hand utilizing the trailing 12 months’ cost of sales for the period ended October 31, 2012.  The 242 days of cost of sales in inventory was unfavorable to July 31, 2012, by 18 days and 52 days unfavorable to October 31, 2011, utilizing the trailing 12 months of cost of sales. The Company had invested $2.3 million in inventory for new products and new product launches at October 31, 2012.  However, the Company had $1.4 million in backlog as of October 31, 2012.  We are currently working to determine the appropriate inventory level to exceed industry service levels.

Cash flows used by operating activities were $103,000 for the three months ended October 31, 2012 compared to cash flows used in operating activities of approximately $3.6 million for the comparable fiscal 2012 period. The increase in cash flows of $3.5 million was primarily attributable to the increase in income taxes payable of $5.7 million, offset by an increase in inventory of $1.4 million, an $846,000 increase accounts receivable, a $338,000 decrease in accounts payable and various other adjustments to reconcile net income to net cash provided of $273,000.

Cash flows used by investing activities were $184,000 for the three months ended October 31, 2012, compared to $907,000 of cash used by investing activities for the comparable fiscal 2012 period. During the three months ended October 31, 2012, cash additions to property and equipment were $106,000, compared to $802,000 during the three months ended October 31, 2011. The additions to property and equipment in fiscal 2012 were primarily an investment in equipment necessary to keep up with the growing disposable OEM sales demand.

There were no cash flows used in financing activities for the three months ended October 31, 2012, compared to cash used in financing activities of $142,000 for the three months ended October 31, 2011.

The Company had the following committed financing arrangements as of October 31, 2012, but had no borrowings thereunder:

Revolving Credit Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of October 31, 2012, interest under the facility would have been 2.24 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at October 31, 2012. Outstanding amounts, if any, are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2011, to extend the termination date through November 30, 2013.

Index

The facility has two financial covenants:  a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 31, 2012, the Company’s leverage ratio was 0.63 times and the fixed charge coverage ratio was 9.42 times. Collateral availability under the line as of October 31, 2012, was approximately $9.5 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit:   Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of October 31, 2012. The equipment line of credit was amended on November 30, 2011, to extend the maturity date to November 30, 2013.

Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next 12 months.  In addition, the remaining deferred revenue from the Alcon settlement will flow through our statement of income over the next 13 years.  However, as cash has already been collected, it will not impact our future liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended July 31, 2012.

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

Critical Accounting Policies

The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2012.  In the first three months of fiscal 2013, there were no changes to the significant accounting policies.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $12.3 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 30 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 15 basis points would decrease the amount of interest income from these funds by approximately $20,000.

The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at October 31, 2012, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at October 31, 2012, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these two facilities.

Additionally, the Company has exposure to non-U.S. currency fluctuations through export sales to international accounts. As only approximately 11.0 percent of our sales revenue is denominated in non-U.S. currencies, we estimate that a change in the relative strength of the dollar to non-U.S. currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to non-U.S. currency.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2012. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2012, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

Part II — Other Information

Item 1 — Legal Proceedings

From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.  If a loss is not probable, a liability is not recorded.  As of October 31, 2012, the Company has no litigation reserve recorded.

Item 1A — Risk Factors

The Company’s business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012. In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Mine Safety Disclosures

Not applicable

Item 5 — Other Information

(a)	None.
(b)
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

Index

Item 6 — Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Trademark Acknowledgements

Regarding our trademarks, the Company relies on protections from both formal registrations and common law rights.  The Synergetics brand name is a registered trademark of the Company.  Other trademarks used in association with the Company’s products include the diamond logo, Vision for Life, VersaVIT, VersaPACK, Core Essentials, Bullseye, Corona, Diamond Black, DDMS, Directional Laser Probe, Extendable Directional Laser Probe, Inverted Directional Laser Probe, FullView, I-Pack, Kryoptonite, Maxillum, Microfiber, Microserrated, One-Step, Photon, Photon I, Photon II, P1, P2, Pinnacle, Syntrifugal, Apex, Synerport, TruCurve and Vivid.  Other trademark registrations owned by the Company include Malis, the Malis waveform logo and Finest Energy Source Available for Surgery.  Other trademarks owned by us and for which use inures to the benefit of the Company include Burst, Barracuda, Lumen, Lumenator and TruMicro.  All other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC.
(Registrant)

December 10, 2012	/s/David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

December 10, 2012	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)