Form 10-Q
period 2013-01-31
SYNERGETICS USA INC
filed 2013-03-12
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☑
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of March 5, 2013 was 25,298,681 shares.

SYNERGETICS USA, INC.

Page | 2

Index

Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements

Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of January 31, 2013 (Unaudited) and July 31, 2012
(Dollars in thousands, except share data)

	January 31, 2013	July 31, 2012
Assets
Current Assets
Cash and cash equivalents	$11,684	$12,680
Accounts receivable, net of allowance for doubtful accounts of $358 and $319, respectively	11,203	11,796
Inventories	15,180	15,679
Income taxes refundable	1,161	--
Prepaid expenses	1,157	825
Deferred income taxes	1,909	1,247
Total current assets	42,294	42,227
Property and equipment, net	8,998	9,239
Intangible and other assets
Goodwill	10,660	10,660
Other intangible assets, net	11,020	11,277
Deferred income taxes	3,852	4,088
Patents, net	1,234	1,179
Cash value of life insurance	93	93
Total assets	$78,151	$78,763
Liabilities and stockholders’ equity
Current Liabilities
Accounts payable	$1,901	$2,144
Accrued expenses	2,471	2,844
Income taxes payable	--	191
Deferred revenue	1,288	1,288
Total current liabilities	5,660	6,467
Long-Term Liabilities
Deferred revenue	15,174	15,818
Total long-term liabilities	15,174	15,818
Total liabilities	20,834	22,285
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock at January 31, 2013 and July 31, 2012, $0.001 par value, 50,000,000 shares authorized; 25,298,681 and 25,160,069 shares issued and outstanding, respectively	25	25
Additional paid-in capital	27,037	26,421
Retained earnings	30,507	30,538
Accumulated other comprehensive (loss):
Foreign currency translation adjustment	(252)	(506)
Total stockholders’ equity	57,317	56,478
Total liabilities and stockholders’ equity	$78,151	$78,763

See Notes to Unaudited Condensed Consolidated Financial Statements.

Page | 3

Index

Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
Three Months and Six Months Ended January 31, 2013 and 2012
(Dollars in thousands, except share and per share data)

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012
Net sales	$14,055	$15,080	$28,675	$28,585
Cost of sales	8,884	6,108	15,031	11,696
Gross profit	5,171	8,972	13,644	16,889
Operating expenses
Research and development	827	923	1,688	1,713
Sales and marketing	3,580	2,906	6,843	5,983
General and administrative	2,872	2,525	5,280	5,063
	7,279	6,354	13,811	12,759
Operating (loss) income	(2,108)	2,618	(167)	4,130
Other income (expenses)
Investment income	6	9	13	23
Interest expense	(4)	(15)	(4)	(33)
Medical device excise tax	(45)	--	(45)	--
Miscellaneous	(20)	(4)	(23)	(6)
	(63)	(10)	(59)	(16)
(Loss) income from continuing operations before provision for income taxes	(2,171)	2,608	(226)	4,114
Provision for income taxes	(789)	741	(196)	1,094
(Loss) income from continuing operations	(1,382)	1,867	(30)	3,020
Loss from discontinued operations, net of income tax benefit of $0 and $193, respectively	--	--	--	(382)
Net (loss) income	$(1,382)	$1,867	$(30)	$2,638
Earnings per share:
Basic
(Loss) income from continuing operations	$(0.05)	$0.07	$(0.00)	$0.12
Loss from discontinued operations	0.00	0.00	0.00	(0.02)
Net (loss) income	$(0.05)	$0.07	$(0.00)	$0.10
Diluted
(Loss) income from continuing operations	$(0.05)	$0.07	$(0.00)	$0.12
Loss from discontinued operations	0.00	0.00	0.00	(0.02)
Net (loss) income	$(0.05)	$0.07	$(0.00)	$0.10
Basic weighted average common shares outstanding	25,230,142	25,085,296	25,195,449	25,028,165
Diluted weighted average common shares outstanding	25,230,142	25,280,449	25,195,449	25,200,831
Net (loss) income	$(1,382)	$1,867	$(30)	$2,638
Foreign currency translation adjustment	184	122	254	93
Comprehensive (loss) income	$(1,198)	$1,989	$224	$2,731

See Notes to Unaudited Condensed Consolidated Financial Statements.

Page | 4

Index

Synergetics USA Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended January 31, 2013 and 2012
(Dollars in thousands, except share data)

	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012
Cash Flows from Operating Activities
Net (loss) income	$(30)	$2,638
Plus: Loss from discontinued operations – net of tax	--	(382)
(Loss) income from continuing operations	$(30)	$3,020
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	542	570
Amortization	317	324
Provision for doubtful accounts receivable	31	--
Stock-based compensation	456	275
Deferred income taxes	(426)	221
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	781	617
Inventories	591	(1,361)
Prepaid expenses	(297)	(258)
Income taxes refundable	(1,161)	(31)
(Decrease) increase in:
Accounts payable	(256)	804
Accrued expenses	(384)	(428)
Deferred revenue	(644)	(851)
Income taxes payable	(191)	(6,039)
Net cash used in continuing operating activities	$(671)	$(3,137)
Net cash provided by discontinued operations	--	34
Net cash used in operating activities	$(671)	$(3,103)

Cash Flows from Investing Activities
Purchase of property and equipment	(301)	(983)
Acquisition of patents and other intangibles	(115)	(162)
Net cash used in continuing investing activities	$(416)	$(1,145)

Cash Flows from Financing Activities
Payment on debt incurred for acquisition of trademark	--	(313)
Tax benefit associated with the exercise of non-qualified stock options	72	8
Proceeds from the issuance of common stock	88	5
Net cash provided by (used in) financing activities	$160	$(300)
Foreign exchange rate effect on cash and cash equivalents	(69)	79
Net decrease in cash and cash equivalents	(996)	(4,469)
Cash and cash equivalents
Beginning	12,680	18,399
Ending	$11,684	$13,930

See Notes to Unaudited Condensed Consolidated Financial Statements.

Page | 5

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

Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2012, and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2012, as amended by Amendment No. 1 filed with the SEC on November 21, 2012 (the “Annual Report”).

Note 2.  Discontinued Operations

In September 2011, the Company adopted a plan to close its plastic injection molding operations and has transitioned this production to an outside vendor.  During the Company’s first quarter of fiscal 2012, substantially all operational activities of this unit were discontinued and the Company classified them as discontinued operations.  The Company completed the sale of these assets prior to the end of its fiscal 2012 second quarter.  The assets included in the disposal group were primarily equipment.  The following table summarizes the results of the discontinued operations for the first six months of fiscal 2013 and 2012 (dollars in thousands):

	For Six Months Ended January 31, 2013	For Six Months Ended January 31, 2012
Net Sales	$--	$23
Operating costs	--	(191)
Impairment, restructuring and other charges	--	(253)
Write-off of goodwill	--	(29)
Estimated loss on sale of fixed assets	--	(125)
Loss from discontinued operations before benefit for income taxes	--	(575)
Income tax benefit	--	193
Loss from discontinued operations	--	(382)

Page | 6

Index

Note 3. Summary of Significant Accounting Policies

Inventory: During the second quarter of fiscal 2013, the Company completed a detailed analysis of its inventory and recorded a reserve for excess inventory of approximately $1,629,000.  In its continuous effort to manage its inventory, the Company had previously conducted an inventory analysis of obsolete inventory and recorded a provision for same in the third quarter of fiscal 2012.  To reduce inventory to a lower of cost or market value, a reserve is recorded for slow-moving and obsolete inventory based on historical experience and monitoring current inventory activity.  Estimates are used to determine the necessity of recording these reserves based on periodic detailed analysis using both quantitative and qualitative factors.  As part of this analysis, the Company considers several factors including the inventories length of time on hand, historical sales, product life cycle and product obsolescence.  The reserve was necessary to reflect not only the Company’s changing base ophthalmic business but also to reflect the appropriate level and mix identified in accordance with the Company’s lean methodology with respect to its inventory.

Deferred revenue:  During the second quarter of fiscal 2011, the Company received a payment from Codman & Shurtleff, Inc. (“Codman”), a marketing partner, to establish exclusivity on certain electrosurgical generator products and accessories.  Revenue from the payment was deferred and is being amortized over the expected term of the agreement.  The Company recognized $131,000 and $266,000 of this deferred revenue for the three and six months ended January 31, 2012, respectively.  In addition, included in deferred revenue is an amount the Company received pursuant to a Confidential Settlement and License Agreement with Alcon, Inc. (“Alcon”).  This payment is accounted for as an up-front licensing fee.  Recognition of the revenue pursuant to this agreement has been deferred and was being recognized over a period of up to 15 years based upon estimated shipments to Alcon under a related Supply Agreement executed pursuant to the settlement.  On February 13, 2012, Alcon informed the Company that it had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement.  However, the Supply Agreement remains in effect and the Company has continuing performance obligations associated with the Supply Agreement.  Therefore, the Company plans on recognizing the remaining deferred revenue associated with the Supply Agreement ratably over the next 14 years which is the remaining life of the patents and associated Supply Agreement. The Company recognized $322,000 and $644,000, and $322,000 and $585,000 of this deferred revenue for the three and six months ended January 31, 2013 and 2012, respectively.

The Company’s significant accounting policies are disclosed in the Annual Report. In the first six months of fiscal 2013, no additional significant accounting policies were changed.

Note 4. Marketing Partner Agreements

The Company sells all of its electrosurgery generators and a portion of its neurosurgery instruments and accessories to two U.S.-based national and international marketing partners as described below:

Codman & Shurtleff Inc., an affiliate of Johnson and Johnson

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 25 years through a series of distribution agreements with Codman.  On April 2, 2009, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories, effective January 1, 2009.  In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® SpetzlerTM trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.  Both agreements expired on December 31, 2011 and both agreements have been renewed for three years.  In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the electrosurgical generators and related disposables and accessories in the fields of neurocranial and neurospinal surgery.

Page | 7

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

Total sales to Codman and its respective percent of the Company’s net sales in the three and six months ended January 31, 2013 and 2012, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows (dollars in thousands):

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012
Net Sales	$2,966	$2,657	$5,771	$4,878
Percent of net sales	21.1%	17.6%	20.1%	17.1%

Stryker Corporation (“Stryker”)

The Company supplies a lesion generator, used for minimally invasive pain treatment, to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004. The original term of the agreement was for slightly over five years and was extended through November 30, 2012. On November 27, 2012, the agreement was extended through June 30, 2015.

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

Total sales to Stryker and its respective percent of the Company’s net sales in the three and six months ended January 31, 2013 and 2012, including the historical sales of pain control generators and accessories that the Company has supplied in the past, as well as the disposable ultrasonic instrument tips sales and certain other consumable products resulting from the new agreements, were as follows (dollars in thousands):

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012
Net Sales	$1,820	$2,884	$4,378	$4,838
Percent of net sales	12.9%	19.1%	15.3%	16.9%

No other customer comprises more than 10 percent of sales in any given quarter.

Page | 8

Index

Note 5. Stock-Based Compensation

Stock Option Plans

The following table provides information about stock-based awards outstanding at January 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding beginning of period	679,745	$3.80	$2.98
For the period August 1, 2012 through January 31, 2013
Granted	142,227	$4.52	$3.42
Forfeited	--	--	--
Exercised	(59,310)	$1.10	$0.95
Options outstanding, end of period	762,662	$4.14	$3.22
Options exercisable, end of period	449,088	$3.62	$2.84

During the second quarter of fiscal 2013, there were options to purchase 60,000 shares of Common Stock granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service.  Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed or continues to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan.   These options also vest upon a change of control event. The Company recorded $17,000 of compensation expense for the three months ended January 31, 2013 for these options.  The Company recorded $45,000 and $113,000 of compensation expense for the three and six months ended January 31, 2013, respectively, for previously granted director options.

During the second quarter of fiscal 2013, there were options to purchase 82,227 shares of Common Stock granted to the officers of the Company.  These options were granted in conjunction with the Company’s annual review of compensation as of August 1, 2012 and vest on a quarterly basis over the next four years of service. The Company recorded $6,000 of compensation expense for the three months ended January 31, 2013 for these options.  The Company recorded $48,000 and $96,000 of compensation expense for three and six months ended January 31, 2013, respectively for previously granted officer options.

The Company expects to issue new shares as options are exercised. As of January 31, 2013, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $234,000 for the remainder of fiscal 2013, $347,000 in fiscal 2014, $254,000 in fiscal 2015, $226,000 in fiscal 2016 and $88,000 in fiscal 2017.

The fair value of all options granted during the second fiscal quarter of 2013 was determined at the date of the grant using the Black-Scholes option-pricing model and the following assumptions:

Expected average risk-free interest rate	1.72%
Expected average life (in years)	10
Expected volatility	70.5%
Expected dividend yield	0.0%

The expected average risk-free rate is based on the 10-year U.S. treasury yield curve in December 2012.  The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to the vesting schedules, historical exercises and forfeiture patterns.  Expected volatility is based on historical volatilities of the Company’s Common Stock.  The expected dividend yield is based on historical information and management’s plan.

Page | 9

Index

The intrinsic value of the in-the-money stock options outstanding was $2.5 million and $2.2 million at January 31, 2013 and 2012, respectively.  The intrinsic value of in-the-money exercisable stock options was $830,000 and $903,000 at January 31, 2013 and 2012, respectively.

Restricted Stock Plans

Under our Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), our Common Stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three-year to five-year vesting period or at the end of the third, fourth or fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. As of January 31, 2013, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. The cost is expected to be recognized over a weighted average period of four years which is generally the vesting period. The following table provides information about restricted stock grants during the six months ended January 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2012	497,514	$3.75
Granted	74,307	$4.52
Forfeited	(3,009)	$4.52
Balance as of January 31, 2013	568,812	$3.85

Note 6. Fair Value Information

Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.

The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment or at least annually and recorded at fair value only when impairment is recognized. No impairment indicators existed as of January 31, 2013.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

The Company also experienced a $382,000 loss from discontinued operations in the first six months of fiscal 2012, or $0.02 basic and diluted earnings per share, which included a $29,000 write-off of goodwill and a loss on the sale of fixed assets and inventory of approximately $250,000.

Note 7. Supplemental Balance Sheet Information

Inventories: Inventories as of January 31, 2013 and July 31, 2012 were as follows (dollars in thousands):

	January 31, 2013	July 31, 2012
Raw material and component parts	$8,537	$8,670
Work in progress	1,120	1,663
Finished goods	5,523	5,346
	$15,180	$15,679

Page | 10

Index

Property and Equipment: Property and equipment as of January 31, 2013 and July 31, 2012 were as follows (dollars in thousands):

	January 31, 2013	July 31, 2012
Land	$730	$730
Building and improvements	5,973	5,973
Machinery and equipment	8,290	8,115
Furniture and fixtures	1,023	1,227
Software	1,016	1,016
Construction in progress	617	287
	17,649	17,348
Less accumulated depreciation	8,651	8,109
	$8,998	$9,239

Other Intangible Assets:  Information regarding the Company’s other intangible assets as of January 31, 2013 and July 31, 2012 were as follows (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
	January 31, 2013
Proprietary know-how	$4,057	$2,160	$1,897
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,634	3,200
Patents	1,988	754	1,234
	$17,802	$5,548	$12,254

	July 31, 2012
Proprietary know-how	$4,057	$2,039	$2,018
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,498	3,336
Patents	1,873	694	1,179
	$17,687	$5,231	$12,456

Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.

The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended January 31, 2013. Estimated amortization expense on other intangibles for the remaining six months of the fiscal year ending July 31, 2013, and the next four years thereafter is as follows (dollars in thousands):

Amount
Fiscal Year 2013 (remaining 6 months)	$295
Fiscal Year 2014	589
Fiscal Year 2015	588
Fiscal Year 2016	573
Fiscal Year 2017	570

Amortization expense for the three months and six months ended January 31, 2013 was $156,000 and $317,000, respectively.

Page | 11

Index

Pledged Assets; Short and Long-Term Debt:  The Company had the following committed financing arrangements at January 31, 2013 and July 31, 2012:

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on January 31, 2013 permits borrowings up to $8.4 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon the Company’s leverage ratio. As of January 31, 2013, interest under the facility would have been 2.21 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at January 31, 2013. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2011, to extend the termination date through November 30, 2013.

The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of January 31, 2013, the leverage ratio was 0.61 times and the fixed charge coverage ratio was 4.18 times. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent.  Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum.  The unused portion of the facility is not charged a fee. There were no borrowings under this facility at January 31, 2013. The equipment line of credit was amended on November 30, 2011, to extend the maturity date to November 30, 2013.

Deferred Revenue: Deferred revenue as of January 31, 2013 and July 31, 2012, consisted of the following (dollars in thousands):

	January 31, 2013	July 31, 2012
Deferred revenue – Alcon settlement	$16,462	$17,106
Total	$16,462	$17,106
Less: Short-term portion	1,288	1,288
Long-term portion	$15,174	$15,818

Note 8. Commitments and Contingencies

The Company has entered into change of control agreements with each of its President and Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer, Vice President of Domestic Sales and Vice President of Marketing and Technology.  The change in control agreements with its executive officers provide that if employment is terminated within one year for cause or disability following a change in control (as each term is defined in the change in control agreements), as a result of the officers’ death, or by the officer other than as an involuntary termination (as defined in the change in control agreements), the Company shall pay the officer all compensation earned or accrued through his or her employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which they are entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).

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

Page | 12

Index

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

Note 9. Enterprise-wide Sales Information

Enterprise-wide sales information for the three and six months ended January 31, 2013 and 2012, respectively, consisted of the following (dollars in thousands):

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012
Net Sales
Ophthalmic	$8,684	$8,906	$17,347	$17,668
OEM (1)	5,178	5,974	10,926	10,518
Other (2)	193	200	402	399
Total	$14,055	$15,080	$28,675	$28,585
Net Sales
Domestic	$9,977	$10,940	$20,809	$20,741
International	4,078	4,140	7,866	7,844
	$14,055	$15,080	$28,675	$28,585

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories to Codman and royalties from Codman; multi-channel oblation generators, disposable ultrasonic tips and related accessories to Stryker; and certain laser probes to Iridex Corporation in the comparable 2012 period.  In addition, deferred revenues of $322,000 and $644,000 from Alcon and $453,000 and $851,000 from Codman and Alcon are included in this category for the three and six months ended January 31, 2013 and 2012, respectively.

(2)	Revenues from Other represent direct neurosurgery sales and other miscellaneous revenues.

Note 10. Recent Accounting Pronouncements

Recently Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive nature must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income, either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented.   In December 2011, ASU No. 2011-05 was amended by ASU No. 2011-12, “Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments.  All other requirements in ASU No. 2011-05 are not affected.  The provisions of ASU No. 2011-05 have been adopted retrospectively effective August 1, 2012 and had no effect on the Company’s consolidated financial statements.

Page | 13

Index

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other” (“ASU No. 2011-08”). ASU No. 2011-08 amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines based on a qualitative assessment that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU No. 2011-08 have been adopted effective August 1, 2012 and had no effect on the Company’s consolidated financial statements.

Recently Issued

In February 2013, the FASB issued an amendment to the comprehensive income standard to improve the transparency of reporting reclassifications out of accumulated other comprehensive income/loss.  Other comprehensive income/loss includes gains and losses that are initially excluded from net income for an accounting period.  Those gains and losses are later reclassified out of accumulated other comprehensive income/loss into net income.  The amendments do not change the current requirements for reporting net income or other comprehensive income/loss in financial statements.  The new amendments will require the Company to present the effects on income statement line items of certain significant amounts reclassified out of accumulated other comprehensive income/loss and cross-reference to other disclosures currently required under U.S. generally accepted accounting principles for certain other reclassification items.  The Company is required to adopt this revised standard in the fourth quarter of fiscal 2013.  This revised standard will not impact our results of operations or financial position.

In July 2012, the FASB issued guidance concerning the testing of indefinite-lived intangible assets for impairment. This guidance gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification Subtopic 350-30, “Intangibles--Goodwill and Other, General Intangibles Other than Goodwill” (“ASC 350-30”). Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. ASC 350-30 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company does not believe ASC 350-30 will have a material impact on the Company’s consolidated financial statements.

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

Page | 14

Index

The Company is a Delaware corporation incorporated on June 2, 2005 in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware.  Synergetics was founded in 1991. Valley Forge was incorporated in 1980 and became a publicly-held company in November 1989. The Company’s securities are listed on The NASDAQ Capital Market under the ticker symbol “SURG.”

Recent Developments

Over the past few years, we have had several developments that we expect will contribute to the growth of our business in the foreseeable future, the most recent of which are as follows:

•
On June 26, 2012, the Company announced that it received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for VersaVITTM, a novel vitrectomy system for the retinal surgery market. On July 20, 2012, the VersaVITTM vitrectomy system received clearance for the “CE” mark, allowing access to the European market.

•
On November 27, 2012, the Company announced the signing of the third amendment to its agreement with Stryker Corporation (“Stryker”) for supply and distribution of a lesion generator and accessories, extending the termination date until June 30, 2015.

Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY

	Three Months Ended January 31, 2013	Mix	Three Months Ended January 31, 2012	Mix
Ophthalmic	$8,684	61.8%	$8,906	59.1%
OEM (1)	5,178	36.8%	5,974	39.6%
Other (2)	193	1.4%	200	1.3%
Total	$14,055		$15,080

	Six Months Ended January 31, 2013	Mix	Six Months Ended January 31, 2012	Mix
Ophthalmic	$17,347	60.5%	$17,668	61.8%
OEM (1)	10,926	38.1%	10,518	36.8%
Other (2)	402	1.4%	399	1.4%
Total	$28,675		$28,585

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories to Codman & Shurtleff, Inc. (“Codman”) and royalties from Codman; multi-channel oblation generators, disposable ultrasonic tips and related accessories to Stryker; and certain laser probes to Iridex Corporation (“Iridex”) in the comparable 2012 period.  In addition, deferred revenues of $322,000 and $644,000 from Alcon and $453,000 and $851,000 from Codman and Alcon are included in this category for the three and six months ended January 31, 2013 and 2012, respectively.

(2)	Revenues from Other represent direct neurosurgery sales and other miscellaneous revenues.

The decrease in sales for the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 was primarily due to the decrease of $796,000 in OEM sales and a $222,000 decrease in ophthalmic sales.  Currently, disposable product sales account for approximately 81.4 percent of our total product sales. Overall sales of our disposable products fell $487,000, or 3.9 percent, in the second quarter of fiscal 2013 as compared to the comparable period of fiscal 2012. Sales of capital equipment decreased by approximately $407,000, or 15.1 percent, in the second quarter of fiscal 2013 as compared to the comparable period of fiscal 2012.

Page | 15

Index

RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Increase (Decrease)
Net Sales	$14,055	$15,080	(6.8%)
Gross Profit	5,171	8,972	(42.4%)
Gross Profit Margin %	36.8%	59.5%	(38.2%)
Commercial Expenses
Research and Development	827	923	(10.4%)
Sales and Marketing	3,580	2,906	23.2%
General and Administrative	2,872	2,525	13.7%
Operating (Loss) Income	(2,108)	2,618	(180.5%)
Operating Margin	(15.0%)	17.4%	(186.2%)
EBITDA (1)	(1,774)	3,065	(157.9%)
Net (Loss) Income	$(1,382)	1,867	(174.0%)
(Loss) Earnings per share	$(0.05)	$0.07	(171.4%)
Operating (loss) return on average equity (1)	(2.4%)	3.6%	(166.7%)
Operating (loss) return on average assets (1)	(1.7%)	2.5%	(168.0%)

	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	Increase (Decrease)
Net Sales	$28,675	$28,585	0.3%
Gross Profit	13,644	16,889	(19.2%)
Gross Profit Margin %	47.6%	59.1%	(19.5%)
Commercial Expenses
Research and Development	1,688	1,713	(1.5%)
Sales and Marketing	6,843	5,983	14.4%
General and Administrative	5,280	5,063	4.3%
Operating (Loss) Income	(167)	4,130	(104.0%)
Operating Margin	(0.6%)	14.4%	(104.2%)
EBITDA (1)	637	5,041	(87.4%)
(Loss) income from Continuing Operations	(30)	3,020	(101.0%)
Net (loss) income	(30)	2,638	(101.1%)
Earnings per share from Continuing Operations	$(0.00)	$0.12	(100.0%)
Earnings per share	$(0.00)	$0.10	(100.0%)
Operating return on average equity (1)	0.0%	5.8%	(100.0%)
Operating return on average assets (1)	0.0%	3.9%	(100.0%)

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

Page | 16

Index

Reconciliation of Non-GAAP Financial Measures  (dollars in thousands)

EBITDA Reconciliation	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012
(Loss) Income from Continuing Operations	$(1,382)	$1,867
Interest	4	15
Income taxes	(789)	741
Depreciation	237	280
Amortization	156	162
EBITDA	$(1,774)	$3,065

EBITDA Reconciliation	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012
(Loss) Income from Continuing Operations	$(30)	$3,020
Interest	4	33
Income taxes	(196)	1,094
Depreciation	542	570
Amortization	317	324
EBITDA	$637	$5,041

Operating Return on Average Equity Calculation	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012
(Loss) Income from Continuing Operations	$(1,382)	$1,867
Average Equity
January 31, 2013	57,317
October 31, 2012	58,143
January 31, 2012		53,497
October 31, 2011		51,516
Average Equity	57,730	52,507
Operating (Loss) Return on Average Equity	(2.4%)	3.6%

Operating Return on Average Equity Calculation	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012
(Loss) Income from Continuing Operations	$(30)	$3,020
Average Equity
January 31, 2013	57,317
October 31, 2012	58,143
July 31, 2012	56,478
January 31, 2012		53,497
October 31, 2011		51,516
July 31, 2011		50,664
Average Equity	57,313	51,892
Operating Return on Average Equity	0.00%	5.8%

Page | 17

Index

Operating Return on Average Assets Calculation	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012
(Loss) Income from Continuing Operations	$(1,382)	$1,867
Interest	4	15
Net (Loss) Income + Interest	$(1,378)	$1,882
Average Assets
January 31, 2013	78,151
October 31, 2012	80,156
January 31, 2012		76,940
October 31, 2011		75,671
Average Assets	79,154	76,306
Operating (Loss) Return on Average Assets	(1.7%)	2.5%

Operating Return on Average Assets Calculation	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012
(Loss) Income from Continuing Operations	$(30)	$3,020
Interest	4	33
Net (Loss) Income + Interest	$(26)	$3,053
Average Assets
January 31, 2013	78,151
October 31, 2012	80,156
July 31, 2012	78,763
January 31, 2012		76,940
October 31, 2011		75,671
July 31, 2011		81,310
Average Assets	79,023	77,974
Operating Return on Average Assets	0.0%	3.9%

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

Page | 18

Index

Results Overview

Product categories as a percentage of total sales were as follows:

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012
Ophthalmic	61.8%	59.1%	60.5%	61.8%
OEM	36.8%	39.6%	38.1%	36.8%
Other	1.4%	1.3%	1.4%	1.4%
Total	100.0%	100.0%	100.0%	100.0%

International revenues represent $4.1 million, or 29.0 percent, of our total revenues for the three months ended January 31, 2013, as compared to $4.1 million, or 27.5 percent, for the three months ended January 31, 2012.  International revenues represent $7.9 million, or 27.4 percent, of our total revenues for the six months ended January 31, 2013, as compared to $7.8 million, or 27.4 percent, for the six months ended January 31, 2012. Many of the products we sell to our OEM customers are sold to end-users in various countries around the world, but are included in our domestic revenues.

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

Page | 19

Index

Deliver Improved Profitability through Our Lean Initiatives

We have been developing comprehensive company-wide initiatives aimed at creating a more efficient operating platform. The lean mindset has begun to permeate our corporate culture. In addition, we implemented our new Enterprise Resource Planning (“ERP”) system in August 2011. Continued improvements throughout the organization are expected to emerge as we optimize the ERP system.

Demonstrate Solid Financial Performance

In the short and long-term, we expect to continue to deliver a growing revenue stream and meet increasing earnings objectives. We will also enhance our working capital usages by employing both our new lean philosophy and our new ERP system to derive more free cash flow from the business. We will prudently manage our capital structure to allow for additional growth opportunities and optimal cash deployment.

Demand Trends

The Company’s sales increased 0.3 percent during the first six months of fiscal 2013, compared with the first six months of fiscal 2012.  The most significant factor was an increase of $408,000 in OEM sales during the first six months of fiscal 2013 (including $644,000 deferred revenue in the first six months of fiscal 2013 as compared to $851,000 in the first six months of fiscal 2012).  Currently, disposable product sales account for approximately 82.4 percent of our total product sales. Overall sales of our disposable products grew $358,000, or 1.5 percent, in the first six months of fiscal 2013 as compared to the comparable period of fiscal 2012. Sales of capital equipment decreased by approximately $269,000, or 5.7 percent, in the first six months of fiscal 2013 as compared to the comparable period of fiscal 2012.

Based upon a study performed by Market Scope LLC (“Market Scope”), dated February 2012, there were approximately 2,000 practicing retinal specialists in the United States and an additional 7,600 throughout the rest of the world. It is estimated that approximately 320,000 vitrectomies were performed in the United States and 1.26 million total vitrectomies were performed throughout the world in 2012. Market Scope estimates that vitrectomy procedures are growing 2.5 percent annually. On a dollar basis, we estimate that the vitreoretinal market will grow approximately 7.0 percent to $1.1 billion in 2013.

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

Page | 20

Index

Economic Trends

Economic conditions may continue to negatively impact disposable product sales and capital expenditures at the hospital, ambulatory surgical center and physician level. Further, continued deterioration in global economic conditions may continue to negatively impact the volume and potentially the average selling price of the Company’s disposable product sales and capital equipment.  The Company’s international sales of ophthalmic products remained essentially flat during the first six months ended January 31, 2013.

Results Overview

During the second quarter ended January 31, 2013, the Company recorded net sales of $14.1 million, which generated $5.2 million in gross profit, operating loss of $2.1 million and a net loss of approximately $1.4 million, or $0.05 loss per share.  The Company had $11.7 million in cash and no interest-bearing debt as of January 31, 2013. Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next 12 months.

Results of Operations

Three-Month Period Ended January 31, 2013, Compared to Three-Month Period Ended January 31, 2012

Net Sales

The following table presents net sales by category (dollars in thousands):

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Increase (Decrease)
Ophthalmic	$8,684	$8,906	(2.5%)
OEM (1)	5,178	5,974	(13.3%)
Other (2)	193	200	(3.5%)
Total	$14,055	$15,080	(6.8%)

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories to Codman and royalties from Codman; multi-channel oblation generators, disposable ultrasonic tips and related accessories to Stryker; and certain laser probes to Iridex in the comparable 2012 period.  In addition, deferred revenues of $322,000 from Alcon and $453,000 from Codman and Alcon are included in this category for the three months ended January 31, 2013 and 2012, respectively.

(2)	Revenues from Other represent direct neurosurgery sales and other miscellaneous revenues.

Ophthalmic sales decreased 2.5 percent in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Domestic ophthalmic sales decreased 3.6 percent in the second quarter of fiscal 2013 primarily due to ongoing competitive challenges which decreased sales of base business capital equipment, disposables and repairs, partially offset by increased sales of VersaVITTM vitrectomy systems and procedural kits.  International ophthalmic sales decreased 1.2 percent in the second quarter of fiscal 2013 primarily due to a decreased benefit from the foreign currency exchange, partially offset by sales of VersaVITTM vitrectomy systems and procedural kits.  OEM sales decreased $796,000 in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012. Total OEM sales fell 13.3 percent to $5.2 million in the second quarter of fiscal 2013 (including $322,000 of deferred revenue recognized) compared with $6.0 million in the second quarter of fiscal 2012 (including $453,000 of deferred revenue recognized). The decrease in OEM sales during the second quarter was primarily due to Stryker’s rebalancing of their ultrasonic tip inventory during the quarter and weak sales of pain control and electrosurgical generators to both Stryker and Codman, respectively, partially offset by strong disposable forcep sales to Codman.  Other sales decreased $7,000 in the second quarter of fiscal 2013, or 3.5 percent, compared to the second quarter of fiscal 2012.

Page | 21

Index

Currently, disposable product sales account for approximately 81.4 percent of our total product sales. Overall sales of our disposable products fell $487,000, or 3.9 percent, in the second quarter of fiscal 2013 as compared to the comparable period of fiscal 2012. Sales of capital equipment decreased by approximately $407,000, or 15.1 percent, in the second quarter of fiscal 2013 as compared to the comparable period of fiscal 2012.

The following table presents Domestic and International net sales (dollars in thousands):

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Increase (Decrease)
Domestic (including Marketing Partners and OEM sales)	$9,997	$10,940	(8.6%)
International (including Canada)	4,078	4,140	(1.5%)
Total	$14,055	$15,080	(6.8%)

Domestic sales decreased 8.6 percent in the second quarter of fiscal 2013 due to decreases in OEM sales which are recorded as domestic sales and decreases in domestic ophthalmic sales.  International sales decreased 1.5 percent in the second quarter of fiscal 2013 primarily due to the decreased benefit from the foreign currency exchange, partially offset by sales of VersaVITTM vitrectomy systems and procedural kits.

Gross Profit

Gross profit as a percentage of net sales was 36.8 percent in the second quarter of fiscal 2013 compared to 59.5 percent for the same period in fiscal 2012.  Gross profit as a percentage of net sales for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was impacted by the four following factors:  (i) an approximate $2.0 million write-off of excess inventory and its associated labor and overhead negatively impacted our margin by 14.3 percentage points;  (ii) weak demand for both our disposables and capital equipment reduced our ability to absorb labor and overhead and negatively impacted margin by 3.3 percentage points; (iii) the decreased benefit from the foreign currency exchange negatively impacted margin by 1.4 percentage points; and (iv) the decreased benefit from deferred revenue negatively impacted margin by 0.9 percentage points.  The gross margin was also negatively impacted by the mix of products within our domestic ophthalmology product line and between our domestic and international sales as international sales rose to 29.0 percent of the mix from 27.5 percent of the mix.

Operating Expenses (dollars in thousands)

	Three Months Ended January 31, 2013		Three Months Ended January 31, 2012
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$827	5.9%	$923	6.1%
Sales & Marketing expenses	3,580	25.5%	2,906	19.3%
General & Administrative expenses	2,872	20.4%	2,525	16.7%

Research and development expenses (“R&D”) as a percentage of net sales was 5.9 percent and 6.1 percent for the second quarters of fiscal 2013 and 2012, respectively.   R&D costs decreased $96,000 in the second quarter of fiscal 2013 compared to the same period in fiscal 2012.  The Company’s product development pipeline included approximately 25 active projects in various stages of completion as of January 31, 2013.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers and reflects the Company’s R&D budget. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 5.0 to 7.0 percent of net sales over the next few years.

Sales and marketing expenses increased $674,000 to approximately $3.6 million, or 25.5 percent of net sales, for the second quarter of fiscal 2013 compared to $2.9 million, or 19.3 percent of net sales, for the second quarter of fiscal 2012. The Company has added three territory managers and has incurred other promotional costs as it launches the VersaVITTM vitrectomy system and related procedural kits.

Page | 22

Index

General and administrative expenses increased by approximately $347,000 to $2.9 million, or 20.4 percent of net sales, in the second quarter of fiscal 2013 compared to $2.5 million, or 16.7 percent of net sales, for the second quarter of fiscal 2012. The increase is primarily due to additional compensation granted to directors, executive officers and senior managers of the organization in December 2012 and other varied cost increases.

Other Income/(Expenses)

Other expenses for the second quarter of fiscal 2013 increased to $63,000 compared to other expense of $10,000 for the second quarter of fiscal 2012, primarily due to the medical device tax the Company began paying in January 2013.

 Operating Income/(Loss), Income Taxes and Net Income/(Loss)

Operating loss for the second quarter of fiscal 2013 was $2.1 million as compared to operating income of $2.6 million for the second quarter of fiscal 2012. The decrease in operating income was primarily the result of a 6.8 percent decrease in sales and a 45.4 percent increase in cost of sales (primarily due to the $2.0 million excess inventory write-off), resulting in a $3.8 million decrease in gross profit.  The operating loss was augmented by a 23.2 percent increase in sales and marketing expenses and a 13.7 percent increase in general and administrative expenses, partially offset by a 10.4 percent decrease in R&D expenses.

The Company recorded a $789,000 tax benefit on pre-tax loss of $2.2 million, a 36.3 percent tax benefit, in the quarter ended January 31, 2013. The effective tax rate was impacted by the re-enactment of the Research and Experimentation credit from December 2011.   In the quarter ended January 31, 2012, the Company recorded a $741,000 tax provision on pre-tax income of $2.6 million, a 28.4 percent tax provision.  The increase in the effective tax rate was primarily due to the favorable impact of the Company’s state tax planning strategies implemented and recorded in fiscal 2012.  In addition, the effective tax rate for the three months ended January 31, 2012 was also impacted by the expiration of the Research and Experimentation credit in December 2011.

Net loss increased by $3.2 million to $1.4 million for the second quarter of fiscal 2013 from net income of $1.9 million for the same period in fiscal 2012. The increase in the net loss was primarily the result of the decrease in operating income discussed above.  Basic and diluted loss per share from continuing operations for the second quarter of fiscal 2013 was $0.05 as compared to basic and diluted earnings per share of $0.07 for the second quarter of fiscal 2012.  Basic weighted average shares outstanding increased from 25,085,296 at January 31, 2012, to 25,230,142 at January 31, 2013.

Six-Month Period Ended January 31, 2013, Compared to Six-Month Period Ended January 31, 2012

Net Sales

The following table presents net sales by category (dollars in thousands):

	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	Increase (Decrease)
Ophthalmic	$17,347	$17,668	(1.8%)
OEM (1)	10,926	10,518	3.9%
Other (2)	402	399	0.8%
Total	$28,675	$28,585	0.3%

(1)
Revenues from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories to Codman and royalties from Codman; multi-channel oblation generators, disposable ultrasonic tips and related accessories to Stryker; and certain laser probes to Iridex in the 2012 comparable period.  In addition, deferred revenues of $644,000 from Alcon and $851,000 from Codman and Alcon are included in this category for the six months ended January 31, 2013 and 2012, respectively.

(2)	Revenues from Other represent direct neurosurgery sales and other miscellaneous revenues.

Page | 23

Index

Ophthalmic sales decreased 1.8 percent in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. Domestic ophthalmic sales decreased 3.5 percent in the first six months of fiscal 2013 primarily due to the decreased sales of base business capital equipment, disposables and repairs, partially offset by increased sales of VersaVITTM vitrectomy systems and procedural kits.  International ophthalmic sales remained flat in the first six months of fiscal 2013 primarily due to increased sales of VersaVITTM vitrectomy systems and procedural kits, offset by the decreased benefit from foreign currency exchange.  OEM sales increased $408,000 in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012. Total OEM sales rose 3.9 percent to $10.9 million in the first six months of fiscal 2013 (including $644,000 of deferred revenue recognized) compared with $10.5 million in the first six months of fiscal 2012 (including $851,000 of deferred revenue recognized). The increase in OEM sales during the first six months of fiscal 2013 came from strong disposable forcep sales to Codman, offset by Stryker’s rebalancing of their ultrasonic tip inventory and weak sales of pain control and electrosurgical generators to both Stryker and Codman, respecitvely.  Other sales increased $3,000 in the first six months of fiscal 2013, or 0.8 percent, compared to the first six months of fiscal 2012.

Currently, disposable product sales account for approximately 82.4 percent of our total product sales. Overall sales of our disposable products rose $358,000, or 1.5 percent, in the first six months of fiscal 2013 as compared to the comparable period of fiscal 2012. Sales of capital equipment decreased by approximately $269,000, or 5.7 percent, in the first six months of fiscal 2013 as compared to the comparable period of fiscal 2012.

The following table presents Domestic and International net sales (dollars in thousands):

	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	Increase (Decrease)
Domestic (including Marketing Partners and OEM sales)	$20,809	$20,741	0.3%
International (including Canada)	7,866	7,844	0.3%
Total	$28,675	$28,585	0.3%

Both Domestic and International sales remained flat in the first six months of fiscal 2013.

Gross Profit

Gross profit as a percentage of net sales was 47.6 percent in the first six months of fiscal 2013 compared to 59.1 percent for the same period in fiscal 2012.  Gross profit as a percentage of net sales for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was impacted by the four following factors:  (i) an approximate $2.0 million write-off of excess inventory and its associated labor and overhead negatively impacted our margin by 7.0 percentage points; (ii) weak demand for both our disposables and capital equipment reduced our ability to absorb labor and overhead and negatively impacted margin by 2.2 percentage points; (iii) the decreased benefit from the foreign currency exchange negatively impacted margin by 1.2 percentage points; and (iv) the decreased benefit from deferred revenue negatively impacted margin by 0.7 percentage points.  The gross margin was also negatively impacted by the mix of products within our domestic ophthalmology product line.

Operating Expenses (dollars in thousands)

	Six Months Ended January 31, 2013		Six Months Ended January 31, 2012
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$1,688	5.9%	$1,713	6.0%
Sales & Marketing expenses	6,843	23.9%	5,983	20.9%
General & Administrative expenses	5,280	18.4%	5,063	17.7%

Page | 24

Index

R&D as a percentage of net sales was 5.9 percent and 6.0 percent for the first six months of fiscal 2013 and 2012, respectively.   R&D costs decreased $25,000 in the first six months of fiscal 2013 compared to the same period in fiscal 2012.  The Company’s product development pipeline included approximately 25 active projects in various stages of completion as of January 31, 2013.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers and reflects the Company’s R&D budget. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 5.0 to 7.0 percent of net sales over the next few years.

Sales and marketing expenses increased $860,000 to approximately $6.8 million, or 23.9 percent of net sales, for the first six months of fiscal 2013 compared to $6.0 million, or 20.9 percent of net sales, for the first six months of fiscal 2012. The Company has added three territory managers and has incurred other promotional costs as it launches the VersaVITTM vitrectomy system and procedural kits.

General and administrative expenses increased by approximately $217,000 to $5.3 million, or 18.4 percent of net sales, in the first six months of fiscal 2013 compared to $5.1 million, or 17.7 percent of net sales, for the first six months of fiscal 2012. The increase is primarily due to additional compensation granted to directors, executive officers and senior managers of the organization in December 2012 and other varied cost increases.

Other Income/(Expenses)

Other expenses for the first six months of fiscal 2013 increased to $59,000 compared to other expense of $16,000 for the first six months of fiscal 2012, primarily due to the medical device tax the Company began paying in January of 2013.

Operating Income/(Loss), Income Taxes and Net Income (Loss)

Operating loss for the first six months of fiscal 2013 was $167,000 as compared to operating income $4.1 million for the first six months of fiscal 2012. The decrease in operating income was primarily the result of a 28.5 percent increase in cost of sales (primarily due to the $2.0 million excess inventory write-off), resulting in a $3.2 million decrease in gross profit.  The operating loss was augmented by a 14.4 percent increase in sales and marketing expenses and a 4.3 percent increase in general and administrative expenses, partially offset by a 1.5 percent decrease in R&D expenses.

The Company recorded a $196,000 tax benefit on pre-tax loss of $226,000, a 86.7 percent tax benefit, in the six months ended January 31, 2013. The effective tax rate was impacted by the re-enactment of the Research and Experimentation credit from December 2011.   In the first six months ended January 31, 2012, the Company recorded a $1.1 million tax provision on pre-tax income of $4.1 million, a 26.6 percent tax provision.  The increase in the effective tax rate was primarily due to the favorable impact of the Company’s state tax planning strategies implemented and recorded in fiscal 2012.  In addition, the effective tax rate for the six months ended January 31, 2012 was also impacted by the expiration of the Research and Experimentation credit in December 2011.

Net loss from continuing operations increased by $3.0 million to $30,000 for the first six months of fiscal 2013 from net income from continuing operations of $3.0 million for the same period in fiscal 2012. The decrease in net income was primarily from the decrease in operating income discussed above.  Basic and diluted loss per share from continuing operations for the first six months of fiscal 2013 was $0.00 as compared to basic and diluted earnings from continuing operations per share of $0.12 for the first six months of fiscal 2012.  Basic weighted average shares outstanding increased from 25,028,165 at January 31, 2012, to 25,181,887 at January 31, 2013.

The Company also experienced a $382,000 loss in the first six months of fiscal 2012, or $0.02 basic and diluted earnings per share, from the discontinued operations of its plastic injection molding operations. Net income was $2.6 million, or $0.10 basic and diluted earnings per share.

Page | 25

Index

Liquidity and Capital Resources

The Company had approximately $11.7 million in cash and no interest-bearing debt as of January 31, 2013.

Working capital, including the management of inventory and accounts receivable, is a key management focus. With respect to the Company’s accounts receivable, at January 31, 2013, the Company had an average of 68 days of sales outstanding utilizing the trailing 12 months’ sales for the period ended January 31, 2013. The 68 days of sales outstanding at January 31, 2013, was 4 days favorable when compared to July 31, 2012, and 3 days unfavorable when compared to January 31, 2012, utilizing the trailing 12 months of sales.

At January 31, 2013, the Company had 192 days of average cost of sales in inventory on hand utilizing the trailing 12 months’ cost of sales for the period ended January 31, 2013.  The 192 days of cost of sales in inventory was favorable to July 31, 2012, by 32 days and 10 days favorable to January 31, 2012, utilizing the trailing 12 months of cost of sales. The Company had invested $3.3 million in inventory for new products and new product launches at January 31, 2013.  However, the Company had approximately $200,000 in backlog as of January 31, 2013.

Cash flows used by operating activities were $671,000 for the six months ended January 31, 2013 compared to cash flows used in operating activities of approximately $3.1 million for the comparable fiscal 2012 period. The improvement in cash flows of $2.5 million was primarily attributable to the increase in income taxes payable of $5.8 million, a decrease in inventory of $2.0 million and a change in various other adjustments of $553,000, partially offset by a decrease in income from continuing operations of $3.0 million, an increase in income taxes refundable of $1.1 million, a decrease in accounts payable of $1.1 million and a $647,000 deferred income tax benefit.

Cash flows used by investing activities were $416,000 for the six months ended January 31, 2013, compared to $1.1 million of cash used by investing activities for the comparable fiscal 2012 period. During the six months ended January 31, 2013, cash additions to property and equipment were $301,000, compared to $983,000 during the six months ended January 31, 2012. The additions to property and equipment in fiscal 2012 were primarily an investment in equipment necessary to keep up with the growing demand for disposable OEM products.

Cash flows provided by financing activities for the six months ended January 31, 2013 was $160,000 as compared to cash used in financing activities of $300,000 for the six months ended January 31, 2012.  The increase in cash flow provided by financing activities was due to the payment on debt incurred from the acquisition of the Malis® trademark of $313,000 in the first six months of fiscal 2012 which was not required in fiscal 2013 as this debt was retired in December 2011.  In addition, the Company received proceeds of $88,000 and a $72,000 income tax benefit from the exercise of stock options during the six months ended January 31, 2013.

The Company had the following committed financing arrangements as of January 31, 2013, but had no borrowings thereunder:

Revolving Credit Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of January 31, 2013, interest under the facility would have been 2.21 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at January 31, 2013. Outstanding amounts, if any, are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2011, to extend the termination date through November 30, 2013.

The facility has two financial covenants:  a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of January 31, 2013, the Company’s leverage ratio was 0.61 times and the fixed charge coverage ratio was 4.18 times. Collateral availability under the line as of January 31, 2013, was approximately $8.4 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Page | 26

Index

Equipment Line of Credit:   Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of January 31, 2013. The equipment line of credit was amended on November 30, 2011, to extend the maturity date to November 30, 2013.

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

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended July 31, 2012.

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

Critical Accounting Policies

The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2012.  In the first six months of fiscal 2013, there were no changes to these significant accounting policies, except as disclosed in Note 3 to the unaudited consolidated financial statements filed with this Quarterly Report on Form 10-Q.

Page | 27

Index

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $11.7 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 30 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 15 basis points would decrease the amount of interest income from these funds by approximately $17,000.

The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at January 31, 2013, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at January 31, 2013, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these two facilities.

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

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2013. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2013, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1 — Legal Proceedings

From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.  If a loss is not probable, a liability is not recorded.  As of January 31, 2013, the Company has no litigation reserve recorded.

Page | 28

Index

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
(b)
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012.

Item 6 — Exhibits

Exhibit No.	Description

10.1
Amendment No. 2 to the Amended and Restated Synergetics USA, Inc. 20015 Non-Employee Directors’ Stock Options Plan (filed as Appendix A to the Company’s proxy statement filed with the SEC on November 14, 2012 and incorporated herein by reference).

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

Page | 29

Index

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

Page | 30

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC.
(Registrant)

March 12, 2013	/s/David M. Hable
David M. Hable, President and Chief Executive Officer (Principal Executive Officer)

March 12, 2013	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)

Page | 31