Form 10-Q
period 2013-04-30
SYNERGETICS USA INC
filed 2013-06-10
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of June 5, 2013 was 25,291,165 shares.

SYNERGETICS USA, INC.

Index
Part I — Financial Information
Item 1 — Unaudited Condensed Consolidated Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of April 30, 2013 (Unaudited) and July 31, 2012
(Dollars in thousands, except share data)

	April 30, 2013	July 31, 2012
Assets
Current assets
Cash and cash equivalents	$13,099	$12,680
Accounts receivable, net of allowance for doubtful accounts of $417 and $319, respectively	12,252	11,796
Inventories	15,069	15,679
Income taxes refundable	862	--
Prepaid expenses	1,148	825
Deferred income taxes	1,797	1,247
Total current assets	44,227	42,227
Property and equipment, net	8,780	9,239
Intangible and other assets
Goodwill	10,660	10,660
Other intangible assets, net	10,890	11,277
Deferred income taxes	3,753	4,088
Patents, net	1,360	1,179
Cash value of life insurance	93	93
Total assets	$79,763	$78,763
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,462	$2,144
Accrued expenses	2,698	2,844
Income taxes payable	--	191
Deferred revenue	1,288	1,288
Total current liabilities	6,448	6,467
Long-term liabilities
Deferred revenue	14,852	15,818
Total long-term liabilities	14,852	15,818
Total liabilities	21,300	22,285
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock at April 30, 2013 and July 31, 2012, $0.001 par value, 50,000,000 shares authorized; 25,291,165 and 25,160,069 shares issued and outstanding, respectively	25	25
Additional paid-in capital	27,272	26,421
Retained earnings	31,656	30,538
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(490)	(506)
Total stockholders’ equity	58,463	56,478
Total liabilities and stockholders’ equity	$79,763	$78,763

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
Three and Nine Months Ended April 30, 2013 and 2012 (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012
Net sales	$16,264	$14,568	$44,939	$43,154
Cost of sales	7,213	6,746	22,244	18,444
Gross profit	9,051	7,822	22,695	24,710
Operating expenses
Research and development	973	921	2,660	2,634
Sales and marketing	3,523	2,868	10,367	8,851
Medical device excise tax	115	--	160	--
General and administrative	2,719	2,628	7,999	7,690
	7,330	6,417	21,186	19,175
Operating income	1,721	1,405	1,509	5,535
Other income (expenses)
Investment income	5	9	18	32
Interest expense	(2)	(10)	(6)	(43)
Miscellaneous	(12)	(2)	(35)	(8)
	(9)	(3)	(23)	(19)
Income from continuing operations before provision for income taxes	1,712	1,402	1,486	5,516
Provision for income taxes	562	396	366	1,490
Income from continuing operations	1,150	1,006	1,120	4,026
Loss from discontinued operations, net of income tax benefit of $0, $0, $0 and $193, respectively	--	--	--	(382)
Net income	$1,150	$1,006	$1,120	$3,644
Earnings per share:
Basic
Income from continuing operations	$0.05	$0.04	$0.04	$0.16
Loss from discontinued operations	0.00	0.00	0.00	(0.02)
Net income	$0.05	$0.04	$0.04	$0.14
Diluted
Income from continuing operations	$0.05	$0.04	$0.04	$0.16
Loss from discontinued operations	0.00	0.00	0.00	(0.02)
Net income	$0.05	$0.04	$0.04	$0.14
Basic weighted average common shares outstanding	25,299,131	25,184,447	25,229,250	25,080,096
Diluted weighted average common shares outstanding	25,362,923	25,363,620	25,329,711	25,249,504
Net income	$1,150	$1,006	$1,120	$3,644
Foreign currency translation adjustment	(238)	131	16	38
Comprehensive income	$912	$1,137	$1,136	$3,682

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

Synergetics USA Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended April 30, 2013 and 2012 (Unaudited)
(Dollars in thousands)

	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012
Cash flows from operating activities
Net income	$1,120	$3,644
Plus: Loss from discontinued operations – net of tax	--	382
Income from continuing operations	1,120	4,026
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	856	895
Amortization	504	485
Provision for doubtful accounts receivable	91	41
Stock-based compensation	713	545
Deferred income taxes	(215)	321
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	(420)	492
Inventories	672	(2,843)
Prepaid expenses	(302)	(177)
Income taxes refundable	(862)	(378)
(Decrease) increase in:
Accounts payable	312	1,165
Accrued expenses	(154)	(415)
Deferred revenue	(966)	(1,173)
Income taxes payable	(191)	(6,039)
Net cash provided by (used in) continuing operating activities	1,158	(3,055)
Net cash provided by discontinued operations	--	59
Net cash provided by (used in) operating activities	1,158	(2,996)

Cash flows from investing activities
Purchase of property and equipment	(397)	(1,586)
Acquisition of patents and other intangibles	(298)	(201)
Net cash used in continuing investing activities	(695)	(1,787)

Cash flows from financing activities
Payment on debt incurred for acquisition of trademark	--	(313)
Principal payment on long-term debt	--	(740)
Tax benefit associated with the exercise of non- qualified stock options	72	24
Proceeds from the issuance of common stock	65	35
Net cash provided by (used in) financing activities	137	(994)
Foreign exchange rate effect on cash and cash equivalents	(181)	216
Net increase (decrease) in cash and cash equivalents	419	(5,561)
Cash and cash equivalents
Beginning	12,680	18,399
Ending	$13,099	$12,838

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

Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, L.L.C., Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2012, and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2012, as amended by Amendment No. 1 filed with the SEC on November 21, 2012 (the “Annual Report”).

Note 2.  Discontinued Operations

In September 2011, the Company adopted a plan to close its plastic injection molding operations and has transitioned this production to an outside vendor.  During the Company’s first quarter of fiscal 2012, substantially all operational activities of this unit were discontinued and the Company classified them as discontinued operations.  The Company completed the sale of these assets during its fiscal 2012 second quarter.  The assets included in the disposal group were primarily equipment.  The following table summarizes the results of the discontinued operations for the first nine months of fiscal 2013 and 2012:

	For Nine Months Ended April 30, 2013	For Nine Months Ended April 30, 2012
Net sales	$--	$23
Operating costs	--	(191)
Impairment, restructuring and other charges	--	(253)
Write-off of goodwill	--	(29)
Estimated loss on sale of fixed assets	--	(125)
Loss from discontinued operations before benefit for income taxes	--	(575)
Income tax benefit	--	193
Loss from discontinued operations	--	(382)

Index

Note 3. Summary of Significant Accounting Policies

Inventory:  During the second quarter of fiscal 2013, the Company completed a detailed analysis of its inventory and recorded a reserve for excess inventory of approximately $1,629,000.  In its continuous effort to manage its inventory, the Company had previously conducted an inventory analysis of obsolete inventory and recorded a provision for same in the third quarter of fiscal 2012.  To reduce inventory to a lower of cost or market value, a reserve is recorded for slow-moving and obsolete inventory based on historical experience and monitoring current inventory activity.  Estimates are used to determine the necessity of recording these reserves based on periodic detailed analysis using both quantitative and qualitative factors.  As part of this analysis, the Company considers several factors, including the inventory’s length of time on hand, historical sales, product life cycle and product obsolescence.  The reserve was necessary to reflect not only the Company’s changing base ophthalmic business but also to reflect the appropriate level and mix identified in accordance with the Company’s lean methodology with respect to its inventory.

Deferred revenue:  During the second quarter of fiscal 2011, the Company received a payment from Codman & Shurtleff, Inc. (“Codman”), a marketing partner, to establish exclusivity on certain electrosurgical generator products and accessories.  Revenue from the payment was deferred and was amortized over the expected term of the Company’s distribution agreement with Codman.  The Company recognized $266,000 of this deferred revenue for the nine months ended April 30, 2012.  In addition, included in deferred revenue is an amount the Company received pursuant to a Confidential Settlement and License Agreement with Alcon, Inc. (“Alcon”). This payment is accounted for as an up-front licensing fee.  Recognition of the revenue pursuant to this agreement has been deferred and was being recognized over a period of up to 15 years based upon estimated shipments to Alcon under a related Supply Agreement executed pursuant to the settlement.  On February 13, 2012, Alcon informed the Company that it had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement.  However, the Supply Agreement remains in effect and the Company has continuing performance obligations associated with the Supply Agreement. Therefore, the Company is recognizing the remaining deferred revenue associated with the Supply Agreement ratably over the next 14 years, which was the remaining life of the patents and associated Supply Agreement at that time. The Company recognized $322,000 and $966,000, and $322,000 and $907,000 of this deferred revenue for the three and nine months ended April 30, 2013 and 2012, respectively.

The Company’s significant accounting policies are disclosed in the Annual Report. In the first nine months of fiscal 2013, no significant accounting policies were adopted or changed.

Note 4. Marketing Partner Agreements

The Company sells all of its neurosurgical electrosurgery generators and a majority of its neurosurgery instruments and accessories to two U.S.-based national and international marketing partners as described below:

Codman & Shurtleff Inc., an affiliate of Johnson and Johnson

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 30 years through a series of distribution agreements with Codman.  On April 2, 2009, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories, effective January 1, 2009.  In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.  Both agreements expired on December 31, 2011 and both agreements have been renewed for three years.  In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the electrosurgical generators and related disposables and accessories in the fields of neurocranial and neurospinal surgery.

Index

On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman.  Under the terms of the revised agreement, Codman has the exclusive right to market and distribute the Company’s SpetzlerTM Malis® branded disposable forceps produced by Synergetics.  Codman began distribution of the disposable bipolar forceps in 2009, domestically, and in 2010, internationally.

Total sales to Codman and its respective percent of the Company’s net sales in the three and nine months ended April 30, 2013 and 2012, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows:

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012
Net Sales	$3,905	$2,804	$9,677	$7,682
Percent of net sales	24.0%	19.2%	21.5%	17.8%

Stryker Corporation (“Stryker”)

The Company supplies a multi-channel oblation generator, used for minimally invasive pain treatment, to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004, as amended.  The agreement expires on June 30, 2015.

On April 1, 2010, the Company entered into a supply agreement with Stryker pursuant to which the Company agreed to supply Stryker with disposable ultrasonic instrument tips and certain other consumable products used in conjunction with Stryker’s ultrasonic aspirator console and handpieces.  The agreement expires on March 31, 2016.

Total sales to Stryker and its respective percent of the Company’s net sales in the three and nine months ended April 30, 2013 and 2012, including the historical sales of pain control generators and accessories that the Company has supplied in the past, as well as the disposable ultrasonic instrument tip sales and certain other consumable products, were as follows:

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012
Net Sales	$3,094	$2,618	$7,472	$7,456
Percent of net sales	19.0%	18.0%	16.6%	17.3%

No other customer comprises more than 10 percent of sales in any given quarter.

Note 5. Stock-Based Compensation

Stock Option Plans

The following table provides information about stock-based awards outstanding at April 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding beginning of period	679,745	$3.80	$2.98
For the period August 1, 2012 through April 30, 2013
Granted	142,227	$4.52	$3.42
Forfeited	--	--	--
Exercised	(59,310)	$1.10	$0.95
Options outstanding, end of period	762,662	$4.14	$3.22
Options exercisable, end of period	523,019	$3.75	$2.93

Index

During the second quarter of fiscal 2013, there were options to purchase an aggregate of 60,000 shares of Common Stock granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service.  Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed or continues to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan.   These options also vest upon a change of control event. The Company recorded $51,000 and $68,000 of compensation expense for the three and nine months ended April 30, 2013, respectively, for these options.  The Company recorded $113,000 of compensation expense for the nine months ended April 30, 2013 for previously granted director options.

During the second quarter of fiscal 2013, there were options to purchase an aggregate of 82,227 shares of Common Stock granted to the officers of the Company. These options were granted pursuant to the Company’s Amended and Restated 2001 Stock Plan (the “2001 Plan”) and in conjunction with the Company’s annual review of compensation as of August 1, 2012.  The options vest on a quarterly basis over the next four years of service. The Company recorded $18,000 and $23,000 of compensation expense for the three and nine months ended April 30, 2013, respectively, for these options.  The Company recorded $48,000 and $144,000 of compensation expense for three and nine months ended April 30, 2013, respectively, for previously granted officer options.

The Company expects to issue new shares as options are exercised. As of April 30, 2013, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $117,000 for the remainder of fiscal 2013, $347,000 in fiscal 2014, $254,000 in fiscal 2015, $226,000 in fiscal 2016 and $88,000 in fiscal 2017.

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

The intrinsic value of the in-the-money stock options outstanding was $273,000 and $2.1 million at April 30, 2013 and 2012, respectively.  The intrinsic value of in-the-money exercisable stock options was $248,000 and $1.0 million at April 30, 2013 and 2012, respectively.

Restricted Stock Plans

Under the Company’s 2001 Plan, the Company’s Common Stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three-year to five-year vesting period or at the end of the third, fourth or fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. As of April 30, 2013, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. The cost is expected to be recognized over a weighted average period of four years, which is generally the vesting period.

Index
The following table provides information about restricted stock grants during the nine months ended April 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2012	435,797	$3.84
Granted	70,307	$4.52
Vested	(86,677)	$4.57
Forfeited	(10,160)	$3.47
Balance as of April 30, 2013	409,267	$3.81

Note 6. Fair Value Information

Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.

The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment or at least annually and recorded at fair value only when impairment is recognized. No impairment indicators existed as of April 30, 2013.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

The Company experienced a $382,000 loss from discontinued operations in the first nine months of fiscal 2012, or $0.02 basic and diluted earnings per share, which included a $29,000 write-off of goodwill and a loss on the sale of fixed assets and inventory of approximately $250,000.

Note 7. Supplemental Balance Sheet Information

Inventories: Inventories as of April 30, 2013 and July 31, 2012 were as follows:

	April 30, 2013	July 31, 2012
Raw material and component parts	$7,599	$8,670
Work in progress	1,799	1,663
Finished goods	5,671	5,346
	$15,069	$15,679

Property and Equipment: Property and equipment as of April 30, 2013 and July 31, 2012 were as follows:

	April 30, 2013	July 31, 2012
Land	$730	$730
Building and improvements	6,135	5,973
Machinery and equipment	8,554	8,115
Furniture and fixtures	1,022	1,227
Software	1,084	1,016
Construction in progress	50	287
	17,575	17,348
Less accumulated depreciation	8,795	8,109
	$8,780	$9,239

Index

Other Intangible Assets:  Information regarding the Company’s other intangible assets as of April 30, 2013 and July 31, 2012 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net
	April 30, 2013
Proprietary know-how	$4,057	$2,224	$1,833
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,700	3,134
Patents	2,171	811	1,360
	$17,985	$5,735	$12,250

	July 31, 2012
Proprietary know-how	$4,057	$2,039	$2,018
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,498	3,336
Patents	1,873	694	1,179
	$17,687	$5,231	$12,456

Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.

The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended April 30, 2013. Estimated amortization expense on other intangibles for the remaining three months of the fiscal year ending July 31, 2013, and the next four fiscal years thereafter is as follows:

Amount
Fiscal Year 2013 (remaining 3 months)	$170
Fiscal Year 2014	589
Fiscal Year 2015	588
Fiscal Year 2016	573
Fiscal Year 2017	570

Amortization expense for the three and nine months ended April 30, 2013 was $187,000 and $504,000, respectively.

Pledged Assets; Short and Long-Term Debt:  The Company had the following committed financing arrangements at April 30, 2013:

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on April 30, 2013 permits borrowings up to $8.9 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon the Company’s leverage ratio. As of April 30, 2013, interest under the facility would have been 2.28 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at April 30, 2013. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2011, to extend the termination date through November 30, 2013.

The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of April 30, 2013, the Company’s leverage ratio was 0.60 times and the Company’s fixed charge coverage ratio was 684.3 times. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent.  Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum.  The unused portion of the facility is not charged a fee. There were no borrowings under this facility at April 30, 2013. The equipment line of credit was amended on November 30, 2011, to extend the maturity date to November 30, 2013.

Index

Deferred Revenue: Deferred revenue as of April 30, 2013 and July 31, 2012, consisted of the following:

	April 30, 2013	July 31, 2012
Deferred revenue – Alcon settlement	$16,140	$17,106
Total	$16,140	$17,106
Less: Short-term portion	1,288	1,288
Long-term portion	$14,852	$15,818

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

Index

Note 9. Enterprise-wide Sales Information

Enterprise-wide sales information for the three and nine months ended April 30, 2013 and 2012, respectively, consisted of the following:

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012
Net sales
Ophthalmic	$8,666	$8,404	$26,012	$26,073
OEM (1)	7,388	5,951	18,314	16,469
Other (2)	210	213	613	612
Total	$16,264	$14,568	$44,939	$43,154
Net sales
Domestic	$12,345	$10,847	$33,154	$31,588
International	3,919	3,721	11,785	11,566
	$16,264	$14,568	$44,939	$43,154

(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories to Codman and royalties from Codman; sales of multi-channel oblation generators, disposable ultrasonic tips and related accessories to Stryker; sales of certain laser probes to Iridex Corporation; and sales of certain disposable products to Mobius Therapeutics, LLC in the comparable 2012 period. In addition, deferred revenues of $322,000 and $966,000 from Alcon and $322,000 and $1.2 million from Codman and Alcon are included in this category for the three and nine months ended April 30, 2013 and 2012, respectively.
(2)	Net sales from Other represent direct neurosurgery sales and other miscellaneous revenues.

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

Index

Recently Issued

In February 2013, the FASB issued an amendment to the comprehensive income standard to improve the transparency of reporting reclassifications out of accumulated other comprehensive income/loss.  Other comprehensive income/loss includes gains and losses that are initially excluded from net income for an accounting period.  Those gains and losses are later reclassified out of accumulated other comprehensive income/loss into net income.  The amendments do not change the current requirements for reporting net income or other comprehensive income/loss in financial statements.  The new amendments will require the Company to present the effects on income statement line items of certain significant amounts reclassified out of accumulated other comprehensive income/loss and cross-reference to other disclosures currently required under GAAP for certain other reclassification items.  The Company is required to adopt this revised standard in the fourth quarter of fiscal 2013.  This revised standard will not impact our results of operations or financial position.

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

Index

Recent Developments

Over the past year, we have had two key developments that we expect will contribute to the growth of our business in the foreseeable future, the most recent of which are as follows:

•	On June 26, 2012, the Company announced that it received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for VersaVITTM, a novel vitrectomy system for the retinal surgery market. On July 20, 2012, the VersaVITTM vitrectomy system received clearance for the “CE” mark, allowing access to the European market.

•	On November 27, 2012, the Company announced the signing of the third amendment to its agreement with Stryker Corporation (“Stryker”) for supply and distribution of a lesion generator and accessories, extending the termination date until June 30, 2015.

Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY
	Three Months Ended April 30, 2013	Mix	Three Months Ended April 30, 2012	Mix
Ophthalmic	$8,666	53.3%	$8,404	57.7%
OEM (1)	7,388	45.4%	5,951	40.8%
Other (2)	210	1.3%	213	1.5%
Total	$16,264		$14,568

	Nine Months Ended April 30, 2013	Mix	Nine Months Ended April 30, 2012	Mix
Ophthalmic	$26,012	57.9%	$26,073	60.4%
OEM (1)	18,314	40.7%	16,469	38.2%
Other (2)	613	1.4%	612	1.4%
Total	$44,939		$43,154
(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories to Codman & Shurtleff, Inc. (“Codman”) and royalties from Codman; sales of multi-channel oblation generators, disposable ultrasonic tips and related accessories to Stryker; sales of certain laser probes to Iridex Corporation (“Iridex”); and sales of certain disposable products to Mobius Therapeutics, LLC (“Mobius”) in the comparable 2012 period. In addition, deferred revenues of $322,000 and $966,000 from Alcon and $322,000 and $1.2 million from Codman and Alcon are included in this category for the three and nine months ended April 30, 2013 and 2012, respectively.
(2)	Net sales from Other represent direct neurosurgery sales and other miscellaneous revenues.

The increase in sales for the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 was primarily due to the increase of $1.4 million in OEM sales and a $262,000 increase in ophthalmic sales.  Currently, disposable product sales account for approximately 79.9 percent of our total product sales. Overall sales of our disposable products rose $900,000, or 7.4 percent, in the third quarter of fiscal 2013 as compared to the comparable period of fiscal 2012. Sales of capital equipment increased by approximately $796,000, or 37.0 percent, in the third quarter of fiscal 2013 as compared to the comparable period of fiscal 2012.

Index

RESULTS OF OPERATIONS
 (Dollars in thousands, except for per share amounts)
	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Increase (Decrease)
Net Sales	$16,264	$14,568	11.6%
Gross Profit	9,051	7,822	15.7%
Gross Profit Margin %	55.7%	53.7%	3.7%
Commercial Expenses
Research and Development	973	921	5.6%
Sales and Marketing	3,523	2,868	22.8%
Medical Device Tax	115	--	N/	M
General and Administrative	2,719	2,628	3.5%
Operating Income	1,721	1,405	22.5%
Operating Margin	10.6%	9.6%	10.4%
EBITDA (1)	$2,215	$1,898	16.7%
Net Income	$1,150	$1,006	14.3%
Earnings per Share	$0.05	$0.04	25.0%
Operating Return on Average Equity (1)	2.0%	1.9%	5.3%
Operating Return on Average Assets (1)	1.5%	1.3%	15.4%

	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012	Increase (Decrease)
Net Sales	$44,939	$43,154	4.1%
Gross Profit	22,695	24,710	(8.2%)
Gross Profit Margin %	50.5%	57.3%	(11.9%)
Commercial Expenses
Research and Development	2,660	2,634	1.0%
Sales and Marketing	10,367	8,851	17.1%
Medical Device Tax	160	--	N/	M
General and Administrative	7,999	7,690	4.0%
Operating Income	1,509	5,535	(72.7%)
Operating Margin	3.4%	12.8%	(73.4%)
EBITDA (1)	$2,852	$6,939	(58.9%)
Income from Continuing Operations	1,120	4,026	(72.2%)
Net income	$1,120	$3,644	(69.3%)
Earnings per Share from Continuing Operations	$0.04	$0.16	(75.0%)
Earnings per Share	$0.04	$0.14	(71.4%)
Operating Return on Average Equity (1)	1.9%	7.6%	(75.0%)
Operating Return on Average Assets (1)	1.4%	5.2%	(73.1%)

(1)	EBITDA, operating return on average equity and operating return on average assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as income from continuing operations before interest expense, income taxes, depreciation and amortization. Operating return on average equity is defined as income from continuing operations divided by average equity. Operating return on average assets is defined as income from continuing operations plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

Index

Reconciliation of Non-GAAP Financial Measures (dollars in thousands)
EBITDA Reconciliation	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Income from Continuing Operations	$1,150	$1,006
Interest	2	10
Income Taxes	562	396
Depreciation	314	325
Amortization	187	161
EBITDA	$2,215	$1,898

EBITDA Reconciliation	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012
Income from Continuing Operations	$1,120	$4,026
Interest	6	43
Income Taxes	366	1,490
Depreciation	856	895
Amortization	504	485
EBITDA	$2,852	$6,939

Operating Return on Average Equity Calculation	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Income from Continuing Operations	$1,150	$1,006
Average Equity:
April 30, 2013	58,463
January 31, 2013	57,317
April 30, 2012		54,951
January 31, 2012		53,497
Average Equity	57,890	54,224
Operating Return on Average Equity	2.0%	1.9%

Operating Return on Average Equity Calculation	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012
Income from Continuing Operations	$1,120	$4,026
Average Equity:
April 30, 2013	58,463
January 31, 2013	57,317
October 31, 2012	58,143
July 31, 2012	56,478
April 30, 2012		54,951
January 31, 2012		53,497
October 31, 2011		51,516
July 31, 2011		50,664
Average Equity	57,600	52,657
Operating Return on Average Equity	1.9%	7.6%

Index

Operating Return on Average Assets Calculation	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Income from Continuing Operations	$1,150	$1,006
Interest	2	10
Net Income + Interest	$1,152	$1,016
Average Assets:
April 30, 2013	79,763
January 31, 2013	78,151
April 30, 2012		77,706
January 31, 2012		76,940
Average Assets	78,957	77,323
Operating Return on Average Assets	1.5%	1.3%

Operating Return on Average Assets Calculation	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012
Income from Continuing Operations	$1,120	$4,026
Interest	6	43
Net Income + Interest	$1,126	$4,069
Average Assets:
April 30, 2013	79,763
January 31, 2013	78,151
October 31, 2012	80,156
July 31, 2012	78,763
April 30, 2012		77,706
January 31, 2012		76,940
October 31, 2011		75,671
July 31, 2011		81,310
Average Assets	79,208	77,907
Operating Return on Average Assets	1.4%	5.2%

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

Index

Results Overview

Product categories as a percentage of total sales were as follows:

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012
Ophthalmic	53.3%	57.7%	57.9%	60.4%
OEM	45.4%	40.8%	40.7%	38.2%
Other	1.3%	1.5%	1.4%	1.4%
Total	100.0%	100.0%	100.0%	100.0%

International revenues represent $3.9 million, or 24.1 percent, of our total revenues for the three months ended April 30, 2013, as compared to $3.7 million, or 25.5 percent, for the three months ended April 30, 2012.  International revenues represent $11.8 million, or 26.2 percent, of our total revenues for the nine months ended April 30, 2013, as compared to $11.6 million, or 26.8 percent, for the nine months ended April 30, 2012. Many of the products we sell to our OEM customers are sold to end-users in various countries around the world, but are included in our domestic revenues.

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

Drive Accelerating Growth in Our Ophthalmology Business

We are focused on expanding our product platform into larger and faster-growing segments of the vitreoretinal device market. Thus, we have focused our internal research and development efforts on developing innovative technologies that will enable the Company to enhance its value to the vitreoretinal community. We are implementing several focused initiatives to capitalize on our recent new product introductions such as the VersaPACKTM, the VersaVITTM and the Ultimate Vit EnhancerTM and capitalize on the current macroeconomic environment. In addition, we are also seeking business development opportunities to augment and complement our existing ophthalmic franchise. In addition, we are improving our sales force productivity.  For example, in the U.S., we are focused on enhancing our compensation programs to target the appropriate mix of product and rigorous development of our sales force capabilities through enhanced training and customer relationship management. In the international markets, we are working to optimize our sales capabilities and distribution infrastructure.

Manage our Neurosurgery and OEM Business for Stable Growth and Strong Cash Flows

We have multi-year contracts established with our two largest OEM customers, Codman and Stryker. These relationships provide high visibility within the neurosurgery and pain control markets and allow us to achieve attractive operating margins. We provide best-in-class technologies with our electrosurgical generators and disposable bipolar forceps being distributed by Codman and our lesion generator and ultrasonic aspirator disposables being distributed by Stryker. We are working with both of these OEM customers to provide product line iterations to maintain their technological advantages. We also work with other select potential OEM customers to develop relationships which would continue to enhance our OEM platform growth and profitability that complement our strategic focus.

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

Index

Demonstrate Solid Financial Performance

In the short and long-term, we expect to continue to deliver a growing revenue stream and meet increasing earnings objectives. We will also enhance our working capital usages by employing both our lean philosophy and our ERP system to derive more free cash flow from the business. We will prudently manage our capital structure to allow for additional growth opportunities and optimal cash deployment.

Demand Trends

The Company’s sales increased 4.1 percent during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012.  The most significant factor was an increase of $1.8 million in OEM sales during the first nine months of fiscal 2013 (including $966,000 deferred revenue in the first nine months of fiscal 2013 as compared to $1.2 million in the first nine months of fiscal 2012).  Currently, disposable product sales account for approximately 80.3 percent of our total product sales. Overall sales of our disposable products grew $1.5 million, or 4.2 percent, in the first nine months of fiscal 2013 as compared to the comparable period of fiscal 2012. Sales of capital equipment increased by approximately $528,000, or 7.8 percent, in the first nine months of fiscal 2013 as compared to the comparable period of fiscal 2012.

Based upon a study performed by Market Scope LLC (“Market Scope”), dated February 2012, there were approximately 2,000 practicing retinal specialists in the United States and an additional 7,600 throughout the rest of the world. They estimated that approximately 320,000 vitrectomies were performed in the United States and 1.26 million total vitrectomies were performed throughout the world in 2012. Market Scope estimates that vitrectomy procedures are growing 2.4 percent annually. In addition, Market Scope estimates that sales of retinal products will grow approximately 6.8 percent which yields an estimated $1.1 billion vitreoretinal market in 2013.

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

Index

Economic Trends
Economic conditions may continue to negatively impact disposable product sales and capital expenditures at the hospital, ambulatory surgical center and physician office level. Further, continued deterioration in global economic conditions may continue to negatively impact the volume and potentially the average selling price of the Company’s disposable product sales and capital equipment.  The Company’s international sales of ophthalmic products increased 1.8 percent during the nine months ended April 30, 2013.
Results Overview
During the third quarter ended April 30, 2013, the Company recorded net sales of $16.3 million, which generated $9.1 million in gross profit, operating income of $1.7 million and net income of approximately $1.1 million, or $0.05 income per share.  The Company had $13.1 million in cash and no interest-bearing debt as of April 30, 2013. Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next 12 months.

Results of Operations

Three-Month Period Ended April 30, 2013, Compared to Three-Month Period Ended April 30, 2012

Net Sales

The following table presents net sales by category (dollars in thousands):

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Increase (Decrease)
Ophthalmic	$8,666	$8,404	3.1%
OEM (1)	7,388	5,951	24.1%
Other (2)	210	213	(1.4%)
Total	$16,264	$14,568	11.6%
(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories to Codman and royalties from Codman; sales of multi-channel oblation generators, disposable ultrasonic tips and related accessories to Stryker; sales of certain laser probes to Iridex; and sales of certain disposable products to Mobius in the comparable 2012 period. In addition, deferred revenues of $322,000 from Alcon are included in this category for the three months ended April 30, 2013 and 2012, respectively.
(2)	Net sales from Other represent direct neurosurgery sales and other miscellaneous revenues.

Ophthalmic sales increased 3.1 percent in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Domestic ophthalmic sales increased 1.6 percent in the third quarter of fiscal 2013 primarily due to increased sales of VersaVITTM vitrectomy systems and procedural kits, partially offset by decreased sales of base business capital equipment and disposables.  International ophthalmic sales increased 5.1 percent in the third quarter of fiscal 2013 primarily due to increased sales of VersaVITTM vitrectomy systems and procedural kits and decreased foreign currency losses, partially offset by sales of base business capital equipment and disposables.  OEM sales increased $1.4 million in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. Total OEM sales rose 24.1 percent to $7.4 million in the third quarter of fiscal 2013 (including $322,000 of deferred revenue recognized) compared with $6.0 million in the third quarter of fiscal 2012 (including $322,000 of deferred revenue recognized). The increase in OEM sales during the third quarter was primarily due to strong disposable forceps and electrosurgical generator sales to Codman and strong multi-channel oblation generator sales to Stryker.  Other sales decreased $3,000 in the third quarter of fiscal 2013, or 1.4 percent, compared to the third quarter of fiscal 2012.

Currently, disposable product sales account for approximately 79.9 percent of our total product sales. Overall sales of our disposable products rose $900,000, or 7.4 percent, in the third quarter of fiscal 2013 as compared to the comparable period of fiscal 2012. Sales of capital equipment increased by approximately $796,000, or 37.0 percent, in the third quarter of fiscal 2013 as compared to the comparable period of fiscal 2012.

Index

The following table presents Domestic and International net sales (dollars in thousands):
	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Increase (Decrease)
Domestic (including Marketing Partners and OEM sales)	$12,345	$10,847	13.8%
International (including Canada)	3,919	3,721	5.3%
Total	$16,264	$14,568	11.6%

Domestic sales increased 13.8 percent in the third quarter of fiscal 2013 due to increases in OEM sales which are recorded as domestic sales and increases in domestic ophthalmic sales.  International sales increased 5.3 percent in the third quarter of fiscal 2013 primarily due to the increased sales of VersaVITTM vitrectomy systems and procedural kits and decreased foreign currency losses, partially offset by decreased sales of base business capital equipment and disposables.

Gross Profit

Gross profit as a percentage of net sales was 55.7 percent in the third quarter of fiscal 2013 compared to 53.7 percent for the same period in fiscal 2012.  Gross profit as a percentage of net sales for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was negatively impacted by 2.5 percentage points resulting from an obsolete inventory write-down of approximately $367,000 in the third quarter of fiscal 2012.  The gross margin was also negatively impacted by the mix of products within our ophthalmology product line.

Operating Expenses (dollars in thousands)

	Three Months Ended April 30, 2013		Three Months Ended April 30, 2012
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$973	6.0%	$921	6.3%
Sales & Marketing expenses	3,523	21.7%	2,868	19.7%
Medical Device Excise Tax	115	0.7%	--	0.0%
General & Administrative expenses	2,719	16.7%	2,628	18.0%

Research and development expenses (“R&D”) as a percentage of net sales was 6.0 percent and 6.3 percent for the third quarters of fiscal 2013 and 2012, respectively.   R&D costs increased $52,000 in the third quarter of fiscal 2013 compared to the same period in fiscal 2012.  The Company’s product development pipeline included approximately 23 active projects in various stages of completion as of April 30, 2013.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers and reflects the Company’s R&D budget. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 5.0 to 7.0 percent of net sales over the next few years.

Sales and marketing expenses increased $655,000 to approximately $3.5 million, or 21.7 percent of net sales, for the third quarter of fiscal 2013 compared to $2.9 million, or 19.7 percent of net sales, for the third quarter of fiscal 2012. The Company has added three territory managers and has incurred other promotional costs as it launches the VersaVITTM vitrectomy system and related procedural kits.

Medical device excise tax increased to $115,000, or 0.7 percent of net sales, for the third quarter of fiscal 2013 as the Company began paying the medical device excise tax in January 2013.

General and administrative expenses increased by approximately $91,000 to $2.7 million, or 16.7 percent of net sales, in the third quarter of fiscal 2013 compared to $2.6 million, or 18.0 percent of net sales, for the third quarter of fiscal 2012. The increase is primarily due to additional compensation granted to directors, executive officers and senior managers of the organization in December 2012 and various other cost increases.

Index

Other Income/(Expenses)

Other expenses for the third quarter of fiscal 2013 increased to $9,000 compared to other expense of $3,000 for the third quarter of fiscal 2012.

 Operating Income, Income Taxes and Net Income

Operating income for the third quarter of fiscal 2013 was $1.7 million as compared to operating income of $1.4 million for the third quarter of fiscal 2012. The increase in operating income was primarily the result of an 11.6 percent increase in sales and a 6.9 percent increase in cost of sales, resulting in a $1.2 million increase in gross profit.  Operating income was reduced by a 22.8 percent increase in sales and marketing expenses, a 5.6 percent increase in R&D expenses and a 3.5 percent increase in general and administrative expenses.

The Company recorded a $562,000 tax provision on pre-tax income of $1.7 million, a 32.8 percent tax provision, in the quarter ended April 30, 2013.  In the quarter ended April 30, 2012, the Company recorded a $396,000 tax provision on pre-tax income of $1.4 million, a 28.2 percent tax provision.  The increase in the effective tax rate was primarily due to the favorable impact of the Company’s state tax planning strategies implemented and recorded in fiscal 2012.

Net income increased by $144,000 to $1.1 million for the third quarter of fiscal 2013 from net income of $1.0 million for the same period in fiscal 2012. The increase in net income was primarily the result of the increase in operating income discussed above.  Basic and diluted income per share from continuing operations for the third quarter of fiscal 2013 was $0.05 as compared to basic and diluted earnings per share of $0.04 for the third quarter of fiscal 2012.  Basic weighted average shares outstanding increased from 25,184,447 at April 30, 2012, to 25,299,131 at April 30, 2013.

Nine-Month Period Ended April 30, 2013, Compared to Nine-Month Period Ended April 30, 2012

Net Sales

The following table presents net sales by category (dollars in thousands):

	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012	Increase (Decrease)
Ophthalmic	$26,012	$26,073	(0.2%)
OEM (1)	18,314	16,469	11.2%
Other (2)	613	612	0.2%
Total	$44,939	$43,154	4.1%
(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories to Codman and royalties from Codman; sales of multi-channel oblation generators, disposable ultrasonic tips and related accessories to Stryker; sales of certain laser probes to Iridex and sales of certain disposable products to Mobius in the 2012 comparable period. In addition, deferred revenues of $966,000 from Alcon and $1.2 million from Codman and Alcon are included in this category for the nine months ended April 30, 2013 and 2012, respectively.
(2)	Net sales from Other represent direct neurosurgery sales and other miscellaneous revenues.

Ophthalmic sales decreased 0.2 percent in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Domestic ophthalmic sales decreased 1.9 percent in the first nine months of fiscal 2013 primarily due to the decreased sales of base business capital equipment, disposables and repairs, partially offset by increased sales of VersaVITTM vitrectomy systems and procedural kits.  International ophthalmic sales increased 1.8 percent in the first nine months of fiscal 2013 primarily due to increased sales of VersaVITTM vitrectomy systems and procedural kits and decreased foreign currency losses, partially offset by decreased sales of base business capital equipment and disposables.  OEM sales increased $1.8 million in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. Total OEM sales rose 11.2 percent to $18.3  million in the first nine months of fiscal 2013 (including $966,000 of deferred revenue recognized) compared with $16.5 million in the first nine months of fiscal 2012 (including $1.2 million of deferred revenue recognized). The increase in OEM sales during the first nine months of fiscal 2013 came from strong disposable forceps and electrosurgical generator sales to Codman and multi-channel oblation generator sales to Stryker, respectively. Other sales increased $1,000 in the first nine months of fiscal 2013, or 0.2 percent, compared to the first nine months of fiscal 2012.

Index

Currently, disposable product sales account for approximately 80.3 percent of our total product sales. Overall sales of our disposable products rose $1.5 million, or 4.2 percent, in the first nine months of fiscal 2013 as compared to the comparable period of fiscal 2012. Sales of capital equipment increased by approximately $528,000, or 7.8 percent, in the first nine months of fiscal 2013 as compared to the comparable period of fiscal 2012.

The following table presents Domestic and International net sales (dollars in thousands):
	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012	Increase (Decrease)
Domestic (including Marketing Partners and OEM sales)	$33,154	$31,588	5.0%
International (including Canada)	11,785	11,566	1.9%
Total	$44,939	$43,154	4.1%

Domestic sales increased 5.0 percent in the first nine months of fiscal 2013 due to increases in OEM sales which are recorded as domestic sales. International sales increased 1.9 percent in the first nine months of fiscal 2013 as we experienced higher international ophthalmology sales of 1.8 percent.

Gross Profit

Gross profit as a percentage of net sales was 50.5 percent in the first nine months of fiscal 2013 compared to 57.3 percent for the same period in fiscal 2012.  Gross profit as a percentage of net sales for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was impacted by the three following factors: (i) an approximate $1.6 million increase in the reserve for excess and obsolete inventory and its associated labor and overhead negatively impacted our margin by 3.6 percentage points; (ii) weak demand for both our disposables and capital equipment reduced our ability to absorb labor and overhead and negatively impacted margin by 1.4 percentage points; and (iii) the decreased benefit from deferred revenue negatively impacted margin by 0.5 percentage points.  Gross profit margin was also negatively impacted by the mix of products within our ophthalmology product line.

Operating Expenses (dollars in thousands)

	Nine Months Ended April 30, 2013		Nine Months Ended April 30, 2012
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$2,660	5.9%	$2,634	6.1%
Sales & Marketing expenses	10,367	23.1%	8,851	20.5%
Medical Device Excise Tax	160	0.4%	--	--%
General & Administrative expenses	7,999	17.8%	7,690	17.8%

R&D as a percentage of net sales was 5.9 percent and 6.1 percent for the first nine months of fiscal 2013 and 2012, respectively.   R&D costs increased $26,000 in the first nine months of fiscal 2013 compared to the same period in fiscal 2012.  The Company’s product development pipeline included approximately 23 active projects in various stages of completion as of April 30, 2013.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers and reflects the Company’s R&D budget. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 5.0 to 7.0 percent of net sales over the next few years.

Index

Sales and marketing expenses increased $1.5 million to approximately $10.4 million, or 23.1 percent of net sales, for the first nine months of fiscal 2013 compared to $8.9 million, or 20.5 percent of net sales, for the first nine months of fiscal 2012. The Company has added three territory managers and has incurred other promotional costs as it launches the VersaVITTM vitrectomy system and procedural kits.

Medical device excise tax increased to $160,000, or 0.4 percent of net sales, for the first nine months of fiscal 2013 as the Company began paying the medical device excise tax in January 2013.

General and administrative expenses increased by approximately $309,000 to $8.0 million, or 17.8 percent of net sales, in the first nine months of fiscal 2013 compared to $7.7 million, or 17.8 percent of net sales, for the first nine months of fiscal 2012. The increase is primarily due to additional compensation granted to directors, executive officers and senior managers of the organization in December 2012 and various other cost increases.

Other Income/(Expenses)

Other expenses for the first nine months of fiscal 2013 increased to $23,000 compared to other expense of $19,000 for the first nine months of fiscal 2012.

Operating Income, Income Taxes and Net Income

Operating income for the first nine months of fiscal 2013 was $1.5 million as compared to operating income $5.5 million for the first nine months of fiscal 2012. The decrease in operating income was primarily the result of a 20.6 percent increase in cost of sales (primarily due to the $2.0 million excess inventory reserve incurred during the second quarter of fiscal 2013), resulting in a $2.0 million decrease in gross profit.  The decrease in operating income was negatively impacted by a 17.1 percent increase in sales and marketing expense, a 4.0 percent increase in general and administrative expenses and a 1.0 percent increase in R&D.

The Company recorded a $366,000 tax provision on pre-tax income of $1.5 million, a 24.6 percent tax provision, for the nine months ended April 30, 2013. The effective tax rate was impacted by the re-enactment of the Research and Experimentation credit from December 2011.   For the nine months ended April 30, 2012, the Company recorded a $1.5 million tax provision on pre-tax income of $5.5 million, a 27.0 percent tax provision.  The effective tax rate was also a result of the favorable impact of the Company’s state tax planning strategies implemented and recorded in fiscal 2012.

Net income from continuing operations decreased by $2.9 million to $1.1 million for the first nine months of fiscal 2013 from net income from continuing operations of $4.0 million for the same period in fiscal 2012. The decrease in net income was primarily from the decrease in operating income discussed above.  Basic and diluted loss per share from continuing operations for the first nine months of fiscal 2013 was $0.04 as compared to basic and diluted earnings from continuing operations per share of $0.16 for the first nine months of fiscal 2012.  Basic weighted average shares outstanding increased from 25,080,096 at April 30, 2012, to 25,229,250 at April 30, 2013.

The Company also experienced a $382,000 loss in the first nine months of fiscal 2012, or $0.02 basic and diluted earnings per share, from the discontinued operations of its plastic injection molding operations. Net income was $3.6 million, or $0.14 basic and diluted earnings per share for the nine months ended April 30, 2012.

Liquidity and Capital Resources

The Company had approximately $13.1 million in cash and no interest-bearing debt as of April 30, 2013.

Index

Working capital, including the management of inventory and accounts receivable, is a key management focus. With respect to the Company’s accounts receivable, at April 30, 2013, the Company had an average of 72 days of sales outstanding utilizing the trailing 12 months’ sales for the period ended April 30, 2013. The 72 days of sales outstanding at April 30, 2013, was flat when compared to July 31, 2012, and 4 days unfavorable when compared to April 30, 2012, utilizing the trailing 12 months of sales.  The days sales outstanding was negatively impacted by the sales progression during the quarter.

At April 30, 2013, the Company had 188 days of average cost of sales in inventory on hand utilizing the trailing 12 months’ cost of sales for the period ended April 30, 2013.  The 188 days of cost of sales in inventory was favorable to July 31, 2012, by 36 days and 4 days favorable to April 30, 2012, utilizing the trailing 12 months of cost of sales. The Company had invested $2.7 million in inventory for new products and new product launches at April 30, 2013.  However, the Company had approximately $3.4 million in backlog as of April 30, 2013.

Cash flows provided by operating activities were $1.2 million for the nine months ended April 30, 2013 compared to cash flows used in operating activities of approximately $3.0 million for the comparable fiscal 2012 period. The improvement in cash flows of $4.2 million was primarily attributable to the increase in income taxes payable of $5.8 million, a decrease in inventory of $3.5 million and a change in various other adjustments of $57,000, partially offset by a decrease in income from continuing operations of $2.9 million, an increase in accounts receivable of $912,000, a decrease in accounts payable of $853,000 and a $536,000 deferred income tax benefit.

Cash flows used by investing activities were $695,000 for the nine months ended April 30, 2013, compared to $1.8 million of cash used by investing activities for the comparable fiscal 2012 period. During the nine months ended April 30, 2013, cash purchases of property and equipment were $397,000, compared to $1.6 million during the nine months ended April 30, 2012. The purchases of property and equipment in fiscal 2012 were primarily an investment in equipment necessary to keep up with the growing demand for disposable OEM products.

Cash flows provided by financing activities for the nine months ended April 30, 2013 were $137,000 as compared to cash used in financing activities of $994,000 for the nine months ended April 30, 2012.  The increase in net cash provided by financing activities was due to the payment on long-term debt of $740,000 and the payment on debt incurred from the acquisition of the Malis® trademark of $313,000 in the first nine months of fiscal 2012, which was not required in fiscal 2013 as these debts were retired in April 2012 and December 2011, respectively.  In addition, the Company received proceeds of $65,000 and a $72,000 income tax benefit from the exercise of stock options during the nine months ended April 30, 2013.

The Company had the following committed financing arrangements as of April 30, 2013, but had no borrowings thereunder:

Revolving Credit Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of April 30, 2013, interest under the facility would have been 2.28 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at April 30, 2013. Outstanding amounts, if any, are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on November 30, 2011, to extend the termination date through November 30, 2013.

The facility has two financial covenants:  a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of April 30, 2013, the Company’s leverage ratio was 0.60 times and the fixed charge coverage ratio was 684.3 times. Collateral availability under the line as of April 30, 2013, was approximately $8.9 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit:   Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of April 30, 2013. The equipment line of credit was amended on November 30, 2011, to extend the maturity date to November 30, 2013.

Index

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

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors” section of the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2012, as amended (the “Annual Report”).

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

Critical Accounting Policies

The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report.  In the first nine months of fiscal 2013, there were no changes to these significant accounting policies, except as disclosed in Note 3 to the unaudited consolidated financial statements filed with this Quarterly Report on Form 10-Q.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

Index

The Company has $13.1 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 30 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 15 basis points would decrease the amount of interest income from these funds by approximately $20,000.

The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at April 30, 2013, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at April 30, 2013, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these two facilities.

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

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2013. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2013, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1 — Legal Proceedings

From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.  If a loss is not probable, a liability is not recorded.  As of April 30, 2013, the Company has no litigation reserve recorded.

Item 1A — Risk Factors

The Company’s business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report. In connection with its preparation of this Quarterly Report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the Annual Report.

Index

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Mine Safety Disclosures

Not applicable

Item 5 — Other Information

(a)	On June 5, 2013, Patricia S. Williams resigned as a member of the Company’s Board of Directors, effective immediately. Ms. Williams resigned to accept a position with a company which does not allow its officers to participate on any public boards and as such the decision was not based upon any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2013.

Item 6 — Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Trademark Acknowledgements

Regarding our trademarks, the Company relies on protections from both formal registrations and common law rights.  The Synergetics brand name is a registered trademark of the Company.  Other trademarks used in association with the Company’s products include the diamond logo, Vision for Life, VersaVIT, VersaPACK, Core Essentials, Bullseye, Corona, Diamond Black, DDMS, Directional Laser Probe, Extendable Directional Laser Probe, Inverted Directional Laser Probe, FullView, I-Pack, Kryptonite, Maxillum, Microfiber, Microserrated, One-Step, Photon, Photon I, Photon II, P1, P2, Pinnacle, Syntrifugal, Apex, Synerport, TruCurve and Vivid.  Other trademark registrations owned by the Company include Malis, the Malis waveform logo, Bident and Finest Energy Source Available for Surgery.  Other trademarks owned by us and for which use inures to the benefit of the Company include Burst, Barracuda, Lumen, Lumenator and TruMicro.  All other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC.
(Registrant)

June 10, 2013	/s/David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

June 10, 2013	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)