Form 10-K
period 2013-07-31
SYNERGETICS USA INC
filed 2013-10-01
CIK 836429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2013 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-10382

SYNERGETICS USA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5715943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3845 Corporate Centre Drive
O’Fallon, Missouri	63368
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(636) 939-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	The Nasdaq Capital Market

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
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported by The Nasdaq Stock Market as of January 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $109,256,524.

At September 25, 2013, there were 25,292,960 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders, expected to be held on December 12, 2013, are incorporated by reference into Part III of this Form 10-K where indicated.

SYNERGETICS USA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2013

SYNERGETICS USA, INC.

PART I

Item 1.	Business

Overview

Synergetics USA, Inc. (“Synergetics USA” or “the Company”) is a leading supplier of precision surgical devices. The Company’s primary focus is on the disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent distributor sales organizations, both domestically and internationally, and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, disposable and reusable devices, surgical equipment, procedural kits and the delivery of various energy modalities for the performance of surgery, including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide sales information is included in Note 16 to the audited consolidated financial statements.

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

Recent Developments

We had several developments from fiscal 2011 through fiscal 2013 that we expect will contribute to the growth of our business in the foreseeable future.

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

On December 22, 2010, Codman & Shurtleff, Inc. (“Codman”), an affiliate of Johnson and Johnson, elected to exercise its option of exclusive distribution with respect to the bipolar generators and related disposables and accessories and to pay a $600,000 exclusivity fee. The Company recognized $266,000 and $334,000 of this revenue during fiscal 2012 and fiscal 2011, respectively.

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

On February 13, 2012, Alcon, Inc. (“Alcon”) informed the Company that Alcon had decided to cancel the development project, orders and forecasts covering the two products to have been supplied under a Supply Agreement. Accordingly, the Company revised the deferred revenue recognition period to the remaining life of the patents which was 14 years at that time.

On June 27, 2012, the Company announced that it received 510(k) clearance from the FDA for VersaVITTM, a novel vitrectomy system for the retinal surgery market.  On July 20, 2012, the VersaVITTM vitrectomy system received clearance for the “CE” mark, allowing access to the European market.

On November 28, 2012, the Company announced the signing of the third amendment to its agreement with Stryker Corporation (“Stryker”) for supply and distribution of a multi-channel ablation generator and accessories, used for minimally invasive pain treatment, extending the termination date until June 30, 2015.

On July 9, 2013, the Company announced that it had acquired M.I.S.S. Ophthalmics Limited (“M.I.S.S.”), a private ophthalmology distribution company incorporated in England and Wales, for net cash consideration of $2.8 million.  M.I.S.S. was our distributor of ophthalmic products in the United Kingdom, and its wholesale distribution activities contributed approximately $1.1 million in revenue to the Company in fiscal 2013.  M.I.S.S. generated total revenue of approximately $3.2 million during its fiscal year ended March 31, 2013 and was solidly profitable on an operating basis.  The acquisition establishes a direct presence in one of the largest ophthalmic markets outside the U.S. which we believe will drive further operating efficiencies throughout our European operations, enhance sales management capabilities and drive both top and bottom line financial performance in fiscal 2014 and beyond.

On September 30, 2013, the Company extended its revolving credit facility and its equipment line of credit through September 30, 2016.

Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY

	Fiscal Year Ended July 31,
	2013	Mix	2012	Mix

Ophthalmic	$35,446	56.4%	$35,240	58.7%
Original Equipment Manufactured (“OEM”)(1)	26,469	42.2%	23,973	40.0%
Other (2)	881	1.4%	801	1.3%
Total	$62,796	100.0%	$60,014	100.0%

(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel ablation generators, disposable ultrasonic aspirator tips and related accessories to Stryker, sales of certain disposable products to Mobius along with sales of certain laser probes to Iridex Corporation (“Iridex”) in the comparable 2012 period. In addition, recognition of deferred revenues of $1.3 million from Alcon is included in this category for the fiscal year ended July 31, 2013. Recognition of deferred revenues of $266,000 and $1.2 million from Codman and Alcon, respectively, are included in this category for the fiscal year ended July 31, 2012.

(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

The increase in sales during fiscal 2013 compared with fiscal 2012 was primarily due to an increase of $206,000 in ophthalmic sales, a $2.5 million increase in OEM sales and an $80,000 increase in other sales.  Currently, disposable product sales account for approximately 80.5 percent of our total product sales.  Overall sales of our disposable products grew $2.2 million, or 4.4 percent, in fiscal 2013 as compared to fiscal 2012. Sales of capital equipment increased by approximately $839,000, or 8.8 percent, in fiscal 2013 as compared to fiscal 2012.

Information with respect to the breakdown of revenue for domestic and international sales is included in Note 16 to the consolidated audited financial statements.

RESULTS OF OPERATIONS
(dollars in thousands)
	Fiscal Year Ended July 31,
	2013	2012	Increase
			(Decrease)
Net Sales	$62,796	$60,014	4.6%
Gross Profit	32,371	34,519	(6.2%)
Gross Profit Margin %	51.5%	57.5%	(10.4%)
Commercial Expenses
Research and Development	3,643	3,642	0.0%
Sales and Marketing	13,805	11,881	16.2%
General and Administrative	10,932	10,515	4.0%
Medical Device Tax	289	--	N/M (1)
Operating Income	3,702	8,481	(56.3%)
Operating Margin	5.9%	14.1%	(58.2%)
EBITDA(2)	5,501	10,203	(46.1%)
Income from Continuing Operations	2,559	5,968	(57.1)%
Net Income	2,559	5,586	(54.2%)
Earnings per share	0.10	0.22	(54.5%)
Earnings per share from Operations (2)	0.10	0.24	(58.3%)
Operating Return on average equity (2)	4.4%	11.1%	(60.4%)
Operating Return on average assets (2)	3.2%	7.5%	(57.3%)

(1)	Not Meaningful.
(2)	EBITDA, earnings per share from operations, operating return on average equity and operating return on average assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization. Earnings per share from operations is net of one-time events. Operating return on average equity is defined as net income (net of one-time events) divided by average equity. Operating return on average assets is defined as net income (net of one-time events) plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

	Fiscal Year Ended July 31,
	(dollars in thousands)
	2013	2012
Income from Continuing Operations	$2,559	$5,968
Interest Expense	9	43
Income Taxes	1,130	2,499
Depreciation	1,123	1,093
Amortization	680	600
EBITDA	$5,501	$10,203

	Fiscal Year Ended July 31, (dollars in thousands)
	2013	2012
Operating Return on Average Equity Calculation Income from Continuing Operations	$2,559	$5,968
Average Equity:
July 31, 2013	$60,152
July 31, 2012	56,478	$56,478
July 31, 2011		50,664
Average Equity	$58,315	$53,571
Operating Return on Average Equity	4.4%	11.1%

Operating Return on Average Assets Calculation Income from Continuing Operations	$2,559	$5,968
Interest	9	43
Net income from Operations + Interest Expense	$2,568	$6,011
Average Assets:
July 31, 2013	$82,693
July 31, 2012	78,763	$78,763
July 31, 2011		81,310
Average Assets	$80,728	$80,037
Operating Return on Average Assets	3.2%	7.5%

Non-GAAP Financial Measures

We measure our performance primarily through our operating profit.  In addition to our audited consolidated financial statements presented in accordance with GAAP, management uses certain non-GAAP measures, including EBITDA, earnings per share from operations, operating return on average equity and operating return on average assets, to measure our operating performance.  We provide a definition of the components of these measurements and reconciliation to the most directly comparable GAAP financial measure.

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

Our Business Strategy

The Company’s strategy is to enhance shareholder value through profitable revenue growth in targeted segments of the ophthalmology and neurosurgery markets. This is accomplished through the identification and development of reusable and disposable devices in collaboration with leading surgeons and OEM partners. We are committed to establishing a strong operational infrastructure and financial foundation within which growth opportunities can be prudently evaluated, financed and pursued. We will remain vigilant and sensitive to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. In fiscal 2014 and beyond, our strategic priorities are to drive accelerating growth in the ophthalmology business, deliver improved profitability through our enterprise-wide lean initiatives, manage our neurosurgery and other OEM businesses for stable growth and strong cash flows and demonstrate consistent, solid financial performance.

Drive Accelerating Growth in our Ophthalmology Business

We are focused on expanding our product platform into larger and faster-growing segments of the vitreoretinal device market. Thus, we have focused our internal research and development efforts on developing innovative technologies that will enable the Company to enhance its value to the vitreoretinal community. We are implementing several focused initiatives to capitalize on our recent new product introduction, the VersaVITTM, and other new products and capitalize on the current macroeconomic environment. In addition, we are also seeking business development opportunities to augment and complement our existing ophthalmic franchise.  Finally, we are improving our sales force productivity. For example, in the U.S., we are focused on enhancing our compensation programs to target the appropriate mix of product and rigorous development of our sales force capabilities through enhanced training and customer relationship management. In the international markets, we are working to optimize our sales capabilities and distribution infrastructure.  Our recent acquisition of M.I.S.S. demonstrates our commitment to enhancing our international distribution infrastructure.

Deliver Improved Profitability through our Enterprise-Wide Lean Initiatives

We have been developing comprehensive enterprise-wide initiatives aimed at creating a more efficient operating platform. The lean mindset has permeated our corporate culture.  We believe we have taken over $2.5 million out of our cost basis since we implemented our lean efforts.  In addition, we implemented our Enterprise Resource Planning (“ERP”) system in August 2011.  Continued improvements throughout the organization are expected to emerge as we optimize the ERP system.

Manage our Neurosurgery and OEM Businesses for Stable Growth and Strong Cash Flows

We have multi-year contracts established with our two largest OEM partners, Codman and Stryker. These relationships provide high visibility within the neurosurgery and pain control markets. We provide best-in-class technologies with our electrosurgical generators and disposable bipolar forceps being distributed by Codman and our multi-channel ablation generator and ultrasonic aspirator disposables being distributed by Stryker. We are working with both of these OEM partners to provide product line iterations to maintain their technological advantages. We also work to develop relationships with a select number of other potential OEM customers to develop relationships which would continue to enhance our OEM platform growth and profitability to complement our strategic focus.

Demonstrate Consistent, Solid Financial Performance

In the short and long-term, we expect to continue to deliver a growing revenue stream and meet increasing earnings objectives. We also will enhance our working capital usages by employing both our new lean philosophy and our ERP system to derive more free cash flow from the business. We will prudently manage our capital structure to allow for additional growth opportunities and optimal cash deployment.

Research and Development (“R&D”) Strategy

Our R&D strategy primarily focuses on developing new products in collaboration with leading retinal surgeons and our OEM partners utilizing our proprietary technology and our expertise in vitreoretinal surgery and neurosurgery.  We are continually engineering new products, systems and instrumentation, as well as enhancements to existing products, to meet the needs of surgeons in the ophthalmology and neurosurgery disciplines.  We have entered into consultation arrangements with leading ophthalmic surgeons, all of whom specialize in vitreoretinal procedures.  In neurosurgery, we have worked closely with our OEM partners to develop ultrasonic aspirator tips and other handheld devices.

The Company has historically invested in specific R&D projects.  In fiscal 2013, we spent approximately 80 percent of our R&D expenditures on ophthalmic opportunities and 20 percent on neurosurgery and other OEM opportunities.

	Fiscal Year Ended July 31,
	2013	2012	2011
R&D expenditures (in thousands)	$3,643	$3,642	$3,713
Percentage of net sales	5.8%	6.1%	6.7%

We anticipate ongoing R&D costs in connection with the development of our products.  The Company’s R&D resources include:  an advanced technology group that works on longer-term, highly complex R&D initiatives, a device development group that works on strategically targeted products and an engineering team at the King of Prussia, Pennsylvania, location that develops new electrosurgery and pain control products.  The alignment of our R&D resources into these groups allows us greater flexibility to meet the ever-changing needs of our customers as well as allow the Company to focus on those products and technologies that fit within our strategic plan.

At July 31, 2013, the Company’s development pipeline included 29 active projects in various stages of completion.  The Company completed two of its most recent top priority ophthalmology R&D projects when it introduced the VersaPACKTM vitrectomy packsand our novel VersaVITTM vitrectomy machine for use in vitreoretinal procedures. The launch of these two products allows the Company to compete in the estimated $336 million and $215 million segments of the annual vitreoretinal market, respectively, in which we previously did not compete. We have begun development work on several of the larger active projects which are a subset of the 29 and we believe will drive future growth in both our ophthalmic and neurosurgery businesses.  In fiscal 2014, our key objective is to continue to commercialize VersaVITTM globally.

The Company expects to invest in R&D at a rate of approximately 6 to 8 percent of net sales each fiscal year.  Substantially all of our R&D is conducted internally.  In fiscal 2014, we expect to fund all of our R&D projects with current assets and cash flows from operations.  We continuously review our R&D initiatives to ensure they remain consistent with and supportive of our strategic growth initiatives.

Marketing

Ophthalmic/Vitreoretinal

Markets

Vitreoretinal surgery refers to any surgical procedures involving the posterior portion of the eye, also commonly referred to as “the back of the eye.” Conditions associated with vitreoretinal surgery often require surgical treatment to prevent vision loss. These conditions include proliferative diabetic retinopathy, retinal detachments and tears, macular holes, macular puckers, vitreous hemorrhages and traumatic eye injuries as well as other diseases. The retinal surgeon requires a variety of devices and equipment to perform the surgery, such as a vitrectomy machine and vitrectomy cutter to remove the vitreous from the eye, a light source and endoilluminator to illuminate the eye and a laser and endolaser probe, which provides focused photocoagulation for the treatment of diabetic retinopathy and related conditions.

Based upon a study performed by Market Scope LLC (“Market Scope”), dated March 2012, there are approximately 2,000 practicing retinal specialists in the United States and an additional 7,600 throughout the rest of the world. It is estimated that approximately 324,000 vitrectomies will be performed in the United States and 1.26 million total vitrectomies will be performed throughout the world in 2013.  Market Scope estimates that these procedures are growing 2.4 percent annually.

Our business continues to grow and evolve as market conditions change. Due to the changing needs of the retina community, the Company designed the VersaVITTM vitrectomy machine and Core EssentialsTM vitrectomy pack to provide surgeons with a vitrectomy platform that is portable, versatile, space-saving and cost efficient.  The Company will continue to focus on market needs and market changes to provide surgeons with products that meet their needs.

Marketing and Sales Force

In the United States, we have assembled a direct, dedicated sales organization, consisting of 23 sales representatives, six field sales management/support persons and seven marketing professionals. In fiscal 2014, we are expanding our application specialists by three and our marketing professionals by one to fully implement our VersaVITTM launch and we are also working on additional devices and accessories to complement our VersaVITTM Vitrectomy Systems.  Our team sells our vitreoretinal surgical products directly to end-users at hospitals, ambulatory surgery centers and surgeon offices throughout the country. We offer 650 separate catalogue items in the vitreoretinal surgical market. Our vitreoretinal products include a vitrectomy system under the VersaVITTM brand, procedural packs under VersaPACKTM and Core EssentialsTM brands, fiberoptic endoilluminators and endolaser probes, a variety of disposable and reusable devices designed for intraocular manipulation of tissues, illumination equipment under the PhotonTM brand, laser equipment for the United States market under Ellex’s SolitaireTM brand and Quantel’s SupraTM and VitraTM brands, Volk’s line of ophthalmic lenses, Labtician’s scleral buckles and other miscellaneous products.

Internationally, we utilize a hybrid sales network comprised of direct and distributor sales. We have distribution agreements with independent representatives to sell and distribute our ophthalmic surgical products. On July 8, 2013, we acquired our United Kingdom distributor, M.I.S.S. which added four international employees.  At July 31, 2013, we had 16 international direct sales and distribution employees and were represented by over 50 non-U.S. distributors and independent sales representatives. Our vitreoretinal surgical products are offered for sale in approximately 65 countries outside the United States. The terms of sale to our non-U.S. distributors and our non-U.S. end-user customers do not differ materially from those to our domestic end-user customers. Selling prices are established based upon each country’s competitive pricing environment.

Competition

Competition in the vitreoretinal market is intense and is expected to increase. This market is characterized by technology innovation and change. We compete by providing products and services that are valued by our customers such as: sales relationships, product innovations, and responses to changing market/business needs. See Item 1A, Risk Factors.

Our ophthalmic surgical devices and equipment compete against manufacturers of similar products, including those sold by our major competitors, Alcon, a subsidiary of Novartis Corporation, a Bausch & Lomb, Inc., a subsidiary of Valeant Pharmaceuticals International, Inc., Dutch Ophthalmic Research Center and Iridex. In addition, our products compete with smaller and larger specialized companies that do not otherwise focus on ophthalmic and vitreoretinal surgery.

OEM Partners and OEM Markets

The Company has material OEM relationships with Codman and Stryker.

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been marketed for over 30 years through a series of distribution agreements with Codman. On April 2, 2009, the Company executed a new, three-year distribution agreement (effective January 1, 2009) with Codman for the continued distribution by Codman of the fourth generation electrosurgical generator, certain other electrosurgery generators, related disposables and accessories. In addition, the Company entered into a three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. The initial term of both agreements expired on December 31, 2011, and both agreements were automatically renewed for three years.  In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the electrosurgical generators and related disposables and accessories in the fields of neurocranial and neurospinal surgery.

On November 16, 2009, the Company announced the signing of an addendum to its three-year agreement with Codman. Under the terms of the revised agreement, Codman has the exclusive right to market and distribute the Company’s SpetzlerTM-Malis® branded disposable bipolar forceps produced by Synergetics. Codman began distribution of the disposable bipolar forceps in 2009, domestically and in 2010, internationally.

The Codman relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes. Sales to Codman in the fiscal year ended July 31, 2013 comprised 22.4 percent of the Company’s net sales.

The Company supplies a multi-channel ablation generator used for minimally invasive pain control treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004, as amended.  The agreement expires on June 30, 2015.  The agreement covers the manufacture and supply of the multi-channel ablation generator unit together with certain accessories. The pain control generator can be utilized for facet denervation, rhizotomy, percutaneous cordotomy, dorsal root entry zone lesions, peripheral neuralgia, trigeminal neuralgia and ramus communications. Pain relief is achieved by the controlled heating of the area surrounding the electrode tip. A thermosensor in the probe is used to control tissue temperature. Impedance values are displayed for the user to guard against unsafe conditions. The system provides an electrical stimulator for nerve localization and various coagulating outputs that are selectable based on the procedures undertaken. The pain control generator is configured for bipolar output to minimize current spread, as well as monopolar operation. The agreement also provides Stryker the right of first refusal for the distribution of other products for use in the field of pain control or for use in conjunction with a multi-channel ablation generator technically the same as the products distributed under this agreement.

On March 31, 2010, the Company entered into a supply agreement with Stryker pursuant to which the Company agreed to supply Stryker with disposable ultrasonic aspirator instrument tips and certain other consumable products used in conjunction with Stryker’s ultrasonic aspirator console and handpieces.  The agreement expires on March 31, 2016.

The Stryker relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes. Sales to Stryker in the fiscal year ended July 31, 2013 comprised 17.2 percent of the Company’s net sales.

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

Competition

In the field of neurosurgery, we develop, design and manufacture precision-engineered, surgical devices and instruments. In addition, we believe we are the premier manufacturer of bipolar electrosurgical systems sold through Codman for use in neurosurgery. Our neurosurgical bipolar electrosurgical systems and accessories compete against the Valleylab division of Covidien Ltd., Kirwan Surgical Products, Inc., Erbe Elektromedizin GmbH and Aesculap, including Aesculap Inc., USA and Aesculap GmbH, divisions of B. Braun Medical Inc. Ultrasonic aspirator and accessory tips sold through Stryker compete against Integra Life Sciences Holdings, Corp., the manufacturer of the CUSATM and the SelectorTM ultrasonic aspirator systems. Additionally, the products we manufacture compete with smaller and larger specialized companies that do not otherwise focus on neurosurgery. Our products also compete with other technologies, such as handheld instruments and a variety of tissue removal systems designed for removing skull-based tumors.

Operations

Manufacturing and Supplies

We design, manufacture and assemble the majority of our ophthalmic, direct neurosurgical and certain of our OEM products in our facility in O’Fallon, Missouri.  The bipolar electrosurgical generators (including the neurosurgical, pain control and other generator units) are manufactured in our facility in King of Prussia, Pennsylvania.  The SolitaireTM, SupraTM and VitraTM lasers and the Volk lenses are purchased by the Company from their respective manufacturers.  Our products are assembled from raw materials and components supplied to us by third parties.  Most of the raw materials and components we use in the manufacture of our products are available from more than one supplier.  For some components, there are relatively few alternate sources of supply.  For a portion of our disposable product line and for several key components of our PhotonTM light sources, our VersaVITTM vitrectomy system and our electrosurgical generators, we rely upon single source suppliers or contract manufacturers.

During the fiscal year ended July 31, 2013, we continued our lean journey and have introduced all of our manufacturing lines to the lean methodology.  These manufacturing lines are at varying degrees of maturity with respect to implementing the lean methodology.  In fiscal 2014, we expect to continue the maturation process.  Throughout the year, we have been able to increase the sales per employee by 10 percent without any increase in the manufacturing footprint.

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

All medical devices introduced into the market since 1976, which include all of our products, are required by the FDA as a condition of sale and marketing to secure either a 510(k) Premarket Notification clearance or an approved Premarket Approval Application (“PMA”) unless specifically exempted by regulation.  A Premarket Notification clearance indicates FDA agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market before 1976 or that has received 510(k) Premarket Notification clearance since that time.  The process of obtaining a Premarket Notification clearance can take several months or potentially years and may require the submission of limited clinical data and supporting information.  The PMA process typically requires the submission of significant quantities of clinical data and manufacturing information and involves significant review costs.  The Company does not anticipate any of our new devices in development at this time will require a PMA.

The Company had one 510(k) issued during fiscal 2013 for bipolar forceps.

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

We are also required to register with the FDA as a device manufacturer and to maintain compliance with the FDA’s Quality System Regulations (“QSR”).  The QSR incorporates the requirements of Good Manufacturing Practice as well as other regulatory requirements of the FDA, which mandate detailed quality assurance and record-keeping procedures and subject manufacturers to unscheduled periodic quality system inspections.  We conduct internal quality assurance audits to ensure compliance throughout the manufacturing process.

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

Medical device regulations also are in effect in many of the countries outside the United States in which our products are sold.  These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications.  The number and scope of these requirements are increasing.  In June 1998, the European Union Medical Device Directives became effective, and all medical devices sold in the European common market must meet the Medical Device Directives standards. The Company sells its products in the European medical device market; as such, we have voluntarily chosen to participate in audits established by the European Union through which we have obtained “CE marking” for many of our products.  The Company is subjected to annual audits at both of our manufacturing facilities for compliance to the quality system standards established by the International Standards Organization (“ISO”) and Medical Device Directives established by European law.  The Company is certified to ISO 13485:2003, the international standard for quality systems as applied to medical devices.  Failure to correct deficiencies discovered during an audit could result in the removal of the CE mark on our products, which would effectively bar the sale of the Company’s products in the European market.  Such a result would have a significant and material negative impact on the Company and its business.  In addition, there are several other countries that require additional regulatory clearances.

Management believes that we are in material compliance with the government regulations governing our business in the countries where we market our products.

Safety Approvals

The majority of our capital equipment products also require electrical safety testing, and in some cases electromagnetic compatibility testing, either as a product registration requirement and/or to gain market acceptance.  Testing to internationally recognized standards is provided by third party vendors, who certify our products’ compliance to these standards.  The primary standard to which our capital equipment must comply requires that we provide detailed risk management documentation to support the electrical safety testing.

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

Patented and/or patent pending technology is used in most of our product lines, from our most recently released surgical equipment, the VersaVITTM vitrectomy system and its associated disposables, to our line of Directional Laser ProbeTM devices, our DDMSTM membrane scrapers, our PhotonTM line of illumination technology with complimentary accessories, and further, to the products we make for our OEM partners, such as our Malis® line of bipolar electrosurgical generators, forceps and other accessories, as well as certain surgical ultrasonic aspiration tips.  When deemed appropriate for our business success, we have chosen to and will continue to choose to enforce and defend these patent rights.

We generally seek patent protection on those technological advancements that are believed to be patentable and are planned or likely to be used in our products or product improvements.  Currently, the Company owns 97 unexpired patents around the world, 37 of which have been issued in the United States.  Our oldest, unexpired patent was issued in the United States almost 15 years ago, in 1998.  Given the range of ages of the patents in our portfolio, we expect that patent expiration will be a routine event going forward for some time.  We do not believe that the expiration of any one patent, or the expiration over time of each of our currently unexpired patents, will have a material, adverse effect on our business.  Furthermore, we manage our patent portfolio such that we will delete a patent application or an issued patent from our portfolio when we determine that the offensive and defensive value of such patent or application is outweighed by its costs of maintenance.

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

Regarding our trademarks, the Company relies on protections from both formal registrations and common law rights.  The Synergetics brand name is a registered trademark of the Company.  Other trademarks used in association with the Company’s products include the diamond logo, Vision for Life, VersaVIT, VersaPACK, Core Essentials, Bullseye, Corona, Diamond Black, DDMS, Directional Laser Probe, Extendable Directional Laser Probe, Inverted Directional Laser Probe, FullView, I-Pack, Kryoptonite, Maxillum, Microfiber, Microserrated, One-Step, Photon, Photon I, Photon II, P1, P2, Pinnacle, Syntrifugal, Apex, Synerport, TruCurve and Vivid.  Other trademark registrations owned by the Company include Malis, the Malis waveform logo, Bident, and Finest Energy Source Available for Surgery.  Other trademarks owned by us and for which use inures to the benefit of the Company include Burst, Barracuda, Gentle Gel, Lumen, Lumenator and TruMicro.  All other trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Backlog

As of July 31, 2013, our backlog was approximately $1.9 million.

Employees

On July 31, 2013, we had approximately 336 employees, of which 335 were full-time employees.  As part of our lean manufacturing philosophy, we currently utilize temporary staffing agencies to provide us with approximately 15% of our manufacturing staff in order to remain flexible. Including the temporary staff and planned replacements, our head count would be approximately 387 employees. From time to time, we retain temporary employees, part-time employees, engineering consultants, scientists and other consultants.  All full-time employees are eligible to participate in our health benefit plan.  None of our employees are represented by a union or covered by a collective bargaining agreement.  We consider our relationship with our employees to be satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information, as of the date of this Annual Report on Form 10-K, with respect to the executive officers of the Company.

Name	Age	Position(s) with the Company
David M. Hable	58	President, Chief Executive Officer & Director
Pamela G. Boone	50	Executive Vice President, Chief Financial Officer, Treasurer & Secretary
Jerry L. Malis	81	Executive Vice President & Chief Scientific Officer
Jason J. Stroisch	38	Vice President of Marketing and Technology
Michael R. Fanning	47	Vice President of Domestic Sales

David M. Hable joined the Company as its President, Chief Executive Officer (“CEO”) and director in January 2009.  Prior to joining the Company, Mr. Hable served as President and Chief Executive Officer of Afferent Corporation, a venture capital backed medical device company focused on neuro stimulation therapies. Previously, he was Chairman of the Board of ONI Medical Systems, Inc., a developer and marketer of magnetic resonance imaging equipment for extremity applications in non-hospital settings. Mr. Hable also spent over 20 years with Codman, which develops and markets a wide range of diagnostic and therapeutic products for the treatment of central nervous system disorders. Mr. Hable was engaged at Codman in several sales and marketing positions.  From 1998 to 2003, Mr. Hable served as Codman’s Worldwide President leading all functions in the company, both domestically and internationally. Mr. Hable has overall responsibility for the management of the Company.

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

Jerry L. Malis is the Company’s Executive Vice President and Chief Scientific Officer and has served in these positions and as director since 2005. Immediately prior to the consummation of the merger with Valley Forge, Dr. Malis served as Valley Forge’s Chief Executive Officer, President and Chairman of the Board. He has published over 50 articles in the biological science, electronics and engineering fields, and has been issued ten United States patents. Dr. Malis coordinates and supervises the scientific developments of the Company’s electrosurgery products.

Jason J. Stroisch joined the Company in the Engineering division in September 1995.  In his 18 years with the Company, Mr. Stroisch has had increasing levels of responsibility within the organization, including International Product Manager, International Sales Manager and Vice President of Ophthalmic Sales.  In April 2009, he was promoted to Vice President of International Sales and Marketing.  In August 2012, oversight of our R&D efforts was added to his responsibilities.  Mr. Stroisch coordinates and supervises the marketing efforts of the Company and the scientific development of the Company’s ophthalmic and OEM products.

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

The medical technology industry is characterized by intense competition and technology change.  We compete with established medical technology companies and early stage companies that have alternative solutions for the markets we serve or intend to serve.  Many of our competitors have several advantages over us; including:

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

Our competitive position depends on multiple, complex factors, including our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approvals for products under development and protect our intellectual property.  We may need to develop new applications for our products to remain competitive.  Technological advances outside of our field, such as in pharmacology, by one or more of our current or future competitors could render our present or future products obsolete or uneconomical.  Our future success depends, among other things, upon our ability to compete effectively against current technology, as well as to respond effectively to technological advances, and upon our ability to successfully implement our marketing strategies and execute our R&D plan.

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

Market acceptance of our products depends on many factors, including our ability to:

•	convince key opinion leaders to provide recommendations regarding our products;

•	convince distributors and customers that our technology is an attractive alternative to other technologies;

•	price our products competitively in light of the current macroeconomic environment where healthcare systems and healthcare operators are becoming increasingly price sensitive;

•	manufacture products in sufficient quantities; and

•	supply and service sufficient quantities of our products directly or through marketing alliances.

If we do not introduce new commercially successful products in a timely manner, our products may become obsolete over time, thereby decreasing our revenue and profitability.

Demand for our products may change as a result of evolving customer needs, the introduction of new products and technologies, the discovery of cures for certain medical problems, including pharmacology technologies and discoveries, evolving surgical practices and evolving industry standards.  Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time causing our sales and operating results to suffer.  The success of our new products will depend on several factors, including our ability to:

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

New products and enhancements usually require a substantial investment in R&D before we can determine the viability of the product.  We spent 5.8 percent of our sales on R&D during the fiscal year ended July 31, 2013 and we expect to spend 6 to 8 percent of our sales for this purpose in future periods.  Our R&D process entails considerable uncertainty.  Moreover, new products and enhancements may not produce revenues in excess of the R&D costs, and they may become obsolete by changing customer preferences or the introduction by our competitors of new technologies or features.  Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs.

A significant part of our product sales comes from two customers, which makes us vulnerable to the loss of those customers.

During the fiscal year ended July 31, 2013, revenue from sales of our bipolar electrosurgical generators, disposable bipolar forceps, cord tubing sets and royalty payments from Codman represented approximately 22.4 percent of the Company’s total net sales.  Under our existing agreement with Codman, it distributes all contract products on an exclusive basis and has exclusive rights to distribute all monopolar and bipolar generators for use in neurocranial and neurospinal surgery.  The initial term of our existing agreement with Codman expired on December 31, 2011, after which the agreement entered into a single, automatic, three-year renewal term.  We continue to enhance the contract products and to develop new generators and additions to the disposable bipolar forceps line for Codman which we expect will expand their reach to additional markets.

In addition, revenue from the sales of our pain control generators, the ultrasonic aspirator tips and accessories by Stryker accounted for 17.2 percent of the Company’s total net sales for fiscal 2013.  Under our existing agreements with Stryker, it distributes the pain control generator and ultrasonic aspirator tips on an exclusive basis.  The pain control generator agreement expires on June 30, 2015, and the ultrasonic aspirator tip agreement expires on March 31, 2016.  We continue to develop new ultrasonic aspirator tips for Stryker which will expand their reach to additional markets.

Our international operations subject us to certain operating risks, which could adversely impact our net sales, results of operations and financial condition.

Sales of our products outside the U.S. represent approximately 26 percent of our revenue in 2013.  As of July 31, 2013, we sell our products outside the U.S. through five direct sales organizations in Australia, France, Germany, Italy and the United Kingdom, after our acquisition of M.I.S.S. on July 8, 2013.  The results of operations and the financial position of certain of our foreign operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk.  Our most significant currency exposure is to the euro.  The exchange rates between the euro and the U.S. dollar may fluctuate substantially.  We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in hedging activities.

In addition to our direct sales outside the U.S., we have over 50 independent distributors selling our products in over 65 countries.  The sales of our products across international borders subject us to extensive U.S. and foreign government trade, import, export and custom regulations and laws.  Compliance with these regulations is costly and may expose us to penalties for non-compliance.  Other laws and regulations that can significantly impact us are various anti-bribery laws including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and anti-boycott laws.  Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions of certain business activities and exclusion or debarment from government contracting.  Also, the failure to comply with applicable legal and regulatory obligations could result in delays and other disruptions of our shipping and sales activities.

In addition, many countries in which we sell our products are, to some degree, subject to political, economic or social instability.  Our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions.  These risks include:

•	changes in foreign medical reimbursement and coverage policies and programs;

•	cultural differences;

•	shortage of high-quality sales personnel and distributors;

•	the ability and motivation of our independent distributors to sell our products;

•	pricing pressure from local and regional competitors;

•	foreign certification requirements, including the ability to use the “CE” mark in Europe, and other local regulatory requirements;

•	difficulties in enforcing or defending our intellectual property rights;

•	fluctuations in currency exchange rates and foreign currency translation adjustments;

•	unexpected changes in international or local market regulatory requirements, including imposition of currency exchange controls;

•	longer accounts receivable collection cycles;

•	import or export licensing requirements;

•	potentially adverse tax consequences;

•	political and economic instability;

•	obtaining regulatory approvals for our products;

•	end-market and/or regional competition that may have competitive advantages; and

•	subjectivity of foreign laws.

Continuing worldwide macroeconomic instability, including challenges faced by the European Union and Emerging Markets, could adversely affect our revenues, financial condition or results of operations.

Since fiscal 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis which has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability.  There can be no assurance that further deterioration will not occur.  Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for them on a timely basis, if at all.   A significant portion of our trade receivables are with many countries significantly impacted by the financial crises (including, but not limited to, France, Greece, Italy, Spain and Turkey).  Payment by our customers of our receivables is dependent upon the financial stability of the economies of those countries.  In light of the current economic state of many countries outside of the U.S., we continue to monitor the creditworthiness of our customers.  Failure to receive payment of all or a significant portion of our receivables could adversely affect our results of operations.  Further, there are concerns for the overall stability and suitability of the euro as a single currency, given the economic and political challenges facing the European Union.   Continuing deterioration in the creditworthiness of the eurozone countries, the withdrawal of one or more member countries from the European Union or the failure of the euro as the common European currency could adversely affect our net sales, financial condition or results of operations.

We may face manufacturing and quality control challenges which could impact our competitive advantage.

The manufacturing of our surgical equipment and disposable accessories is a highly complex and precise process.  We assemble critical components and sub-assemblies and substantially all our final products at our facilities in O’Fallon, Missouri and King of Prussia, Pennsylvania. We may experience manufacturing difficulties, quality control issues or manufacturing constraints particularly with regards to new products and increased production demands.  If our sales increase substantially, we may need to increase our production and quality control capacity and may not be able to do so in a timely, effective or cost efficient manner.  We may not be able to manufacture sufficient quantities of our products which may require us to qualify other manufacturers of our products.  Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and as a result, product shipments to our customers could be delayed, which would negatively impact our net sales.

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

Pursuant to the conflict minerals requirements promulgated by the SEC as part of Dodd-Frank Act, we are required to report on the source on any conflict minerals used in our products, as well as the process we use to determine the source of such materials.  We may incur expenses as we work with our suppliers to evaluate the source of any conflict minerals in our products.

The loss of key personnel or failure to integrate replacement personnel could harm our business.

Our future success depends upon the continued service of key management, technical sales and other critical personnel, including Messrs. Hable, Malis, Fanning and Stroisch and Mmes. Boone and Kraus, our Chief Executive Officer, our Chief Scientific Officer, our Vice President of Domestic Sales, our Vice President of Marketing and Technology, our Chief Financial Officer and our Vice President of Regulatory/Quality Assurance, respectively.  We maintain key person life insurance for Mr. Hable and Ms. Boone.  Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them.  The loss of any key employee could result in a disruption to our operations and could materially harm our business.  In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

Our operating results may fluctuate.

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include, but are not limited to:

•	general economic uncertainties and political concerns;

•	changes in demand for our base ophthalmology and neurosurgery products;

•	changes in customer capital availability and customer budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products;

•	receipt of necessary regulatory approvals;

•	the introduction of new products or product lines;

•	product modifications;

•	the level of market acceptance of new products;

•	the timing of R&D and other expenditures;

•	timing of the receipt of orders from, and product shipments to, distributors and customers;

•	changes in the distribution arrangements for our products;

•	manufacturing or supply delays including the ability of our sole or limited source suppliers to timely deliver components at the times and prices that we have planned;

•	the time needed to educate and train additional sales and manufacturing personnel;

•	increased costs associated with product introductions;

•	costs associated with defending our intellectual property; and

•	product returns.

In addition to these factors, current expenditures are based, in part, on expected future sales.  If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected.  We have historically made a significant portion of each quarter’s product shipments near the end of such quarter.

We may have product liability claims, and our insurance may not cover all claims.

The development, manufacture, sale and use of medical products entail significant risk of product liability claims.  We maintain product liability coverage at levels we have determined are reasonable.  We cannot assure you that such coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture, sale or use of our products.  In addition, we may require increased product liability coverage as our sales increase in their current product applications and new applications, and with respect to new products.  Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all.  A successful product liability claim or series of claims brought against us in excess of our insurance coverage could adversely affect our business.

Efforts to acquire additional companies or product lines may consume managerial resources and we may incur or assume additional liabilities or experience integration problems.

We seek to acquire additional businesses or product lines for strategic reasons, including adding new products, new customers and increasing penetration with existing customers, adding new manufacturing capabilities or expanding into new geographic markets.  Our recent acquisition of M.I.S.S. establishes a direct presence in one of the largest ophthalmic markets outside the U.S. Our ability to successfully grow through the M.I.S.S. acquisition and through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing.  Upon completion of any acquisition, including the M.I.S.S. acquisition, we may also experience:

•	difficulties integrating any acquired products into our existing business;

•	delays in realizing the benefits of the acquired products;

•	difficulties integration acquired systems or processes;

•	difficulties integrating business cultures; or

•	diversion of our management’s time and attention from ongoing business.

If our facilities were to experience catastrophic loss, our operations would be seriously harmed.

Our facilities could be subject to catastrophic loss such as fire, flood, tornados or earthquake. A substantial portion of our R&D and manufacturing activities, our corporate headquarters and other critical business operations are located in O’Fallon, Missouri near a major fault line which could result in an earthquake. We maintain property and business interruption insurance coverage at levels we have determined are reasonable.  Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair and replace our facilities.

Risks related to Our Financial Condition

We are subject to credit risk from our accounts receivable related to our product sales, which include sales within European and Emerging Market countries that are currently experiencing economic turmoil.

The majority of our accounts receivable arise from product sales in the U.S. Our accounts receivable in the U.S. are primarily due from OEM partners, public and private hospitals and ambulatory surgery centers.  However, we also have receivable balances from customers within the European Union, Turkey, Canada, Japan, Russia and Brazil.  Our accounts receivable outside the U.S. are due from independent distributors and, to a lesser extent, public and private hospitals.  Our historic write-offs of accounts receivable have not been significant.

We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile.  Our independent distributors operate in Spain, Italy and Greece, among other countries, where economic conditions continue to present challenges to our independent distributors’ businesses, and thus, could place at risk the amount due to us from them.

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

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in March 2010.  The Patient Protection and Affordable Care Act imposes an excise tax on domestic sales of class I, II and III medical devices at the rate of 2.3 percent of sales revenue, for which medical device manufacturers became liable beginning in January 2013.  Substantially all of our products are class I and II medical devices.  The inability to offset this tax could have a material impact on results of operations.

The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs, though we are not certain of the impact that these provisions will have on patient access to new technologies and medical procedures.

Changes in government legislation or regulation or in private third-party payers’ policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement.  There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the cost of healthcare and change medical reimbursement policies.  Further proposed legislation or regulation and policy changes affecting third-party reimbursement are likely.  We cannot predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what the effect of such legislation or regulation may have on us.  However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.

Medical device companies are subject to rigorous regulation, including by the FDA and numerous other federal, state and foreign governmental authorities.  These authorities and members of the United States Congress have been increasing their scrutiny of our industry.  In addition, certain states have recently passed or are considering legislation restricting our interactions with health care providers and requiring disclosure of payments to them.  As a result, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals at the federal level.  Any failure to comply with these legal and regulatory requirements could impact our business.  Also, while recent case law has clarified that the FDA’s authority over medical devices preempts state tort laws, legislation has been introduced at the federal level to allow state intervention.  We anticipate that the various governments will continue to closely scrutinize our industry, and additional regulations by governmental authorities may increase compliance costs, exposure to litigation and other adverse effects to our operations.

Delays in the receipt of or our failure to receive regulatory clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

Our R&D activities and the manufacturing, labeling, distribution and marketing of our existing and future products are subject to regulation by governmental agencies in the United States and in other countries.  The FDA and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for medical diagnostic and therapeutic use.

Products under development are subject to FDA approval or clearance prior to commercial use.  The process of obtaining necessary FDA approvals or clearances is not only costly but can potentially take years and the outcome may be uncertain.  Our inability to obtain required regulatory approval or clearance in a timely manner could harm our business.  Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed.  Additional studies may be required to gain approval or clearance for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for changes to the product.

Furthermore, an additional risk relates to the regulatory classification of new products or proposed new uses for existing products.  With each application, we are required to make a judgment about the appropriate form and content of the application.  If the FDA disagrees with our judgment in any particular case and, for example, requires us to file a premarket approval application rather than a Section 510(k) premarket notification or requires clinical data be added to our application, the time and expense required to obtain the approval might be significantly increased and approval may become less likely.

Once approved or cleared for marketing, our products are subject to continuing FDA requirements, such as those relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation and labeling and restrictions on promotion of medical devices.  Failure to precisely follow any of these requirements may lead to unanticipated costs of remediation, a product recall and/or an order to cease production and sales of a product. A recall could divert management’s attention, cause us to incur significant expenses, harm our reputation with customers and negatively affect our future net sales.

There can be no assurance that we will be able to obtain necessary clearances or approvals to market any new products, or to market existing products for new intended uses, on a timely basis, if at all.  There can be no assurance that we will be able to continue to market existing products without interruption due to regulatory oversight.

Moreover, for the majority of our non-direct, foreign sales, our distributors assist with and control regulatory approval or clearance for product marketing.  We cannot be certain that such approvals or clearances are actually effective.  Nor can we be assured that approval or clearance for product marketing in any given country would continue to be effective for any distributor other than our current distributor in that same country, if any of our current distributors cease to distribute our products.  A change in our distributor in any country could lead to delays in continued sales in that country while regulatory approval or clearances are sought to be renewed.  Such a delay could have significant impacts on our net sales outside the U.S.

We may be subject to penalties and may be precluded from marketing our products if we fail to comply with extensive governmental regulations.

The FDA and non-U.S. regulatory authorities require that our products be manufactured according to rigorous standards.  These regulatory requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand.  If we change our approved manufacturing process, the FDA may need to review the process before it may be used.  Failure to comply with applicable regulatory requirements discussed could subject us to enforcement actions, including:

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

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.

We are subject to income taxes as well as non-income based taxes, in both the U.S. and various jurisdictions outside the U.S.  We are subject to ongoing tax audits in various jurisdictions.  Tax authorities may disagree with certain positions we have taken and assess additional taxes and penalties.  We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision.  However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition.  Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate.  Proposals for fundamental U.S. corporate tax reform, if enacted, could have a material impact on our future results of operations.

Our intellectual property rights may not provide meaningful commercial protection for our products, which could adversely affect our ability to compete in the market.

Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets.  We own patents that cover significant aspects of our products.  Certain patents of ours have expired and others will expire in the future.  Competitors may develop products similar to ours that our patents do not cover.  In addition, our current and future patent applications may not result in the issuance of patents in the United States or other countries.  Further, there is a substantial backlog of patent applications in the U.S. Patent and Trademark Office and the approval or rejection of patent applications may take several years.  In addition, challenges may be made to our patents in the courts or any of various patent offices around the world, and as a result our patents could be narrowed, invalidated or rendered unenforceable.

Our competitive position depends, in part, upon unpatented trade secrets, which can be difficult to protect. Others may independently develop substantially equivalent proprietary information and techniques or gain access to our trade secrets.  In an effort to protect our trade secrets, we require consultants, advisors and most of our employees to execute confidentiality agreements and certain of them to sign invention assignment agreements upon commencement of employment or a consulting relationship with us.  Some jurisdictions limit the enforceability and scope of these agreements, and these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of the unauthorized use or disclosure of confidential information.

The intellectual property rights of others may adversely affect our ability to introduce new products or continue to sell existing products.

The medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights.  Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage.  Numerous patents are held by others, including academic institutions and our competitors.  These patents may be employed to limit our ability to market our products, for example, through patent infringement litigation.  Patent applications generally will be published 18 months after the filing date.  However, since patent applications continue to be maintained in secrecy for at least some period of time, we cannot assure you that our technology does not infringe any patents, patent applications held by third parties, prior patents, or prior art.  We have, from time to time, been notified of, or have otherwise been made aware of, claims that we are infringing upon patents or other proprietary intellectual property owned by others.  If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property.  Although patent holders may offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable.  Any infringement claims, with or without merit, and regardless of whether we are successful on the merits, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements.  An adverse determination could prevent us from manufacturing or selling our products, which could have a material adverse effect on our business, results of operations and financial condition.

Risks related to Ownership of Our Common Stock

The market price of our stock may be highly volatile.

Our stock price has fluctuated widely.  It ranged from $2.93 to $5.45 per share during the year ended July 31, 2013.  Our stock price could continue to experience significant fluctuations in response to certain factors, some of which are beyond our control, such as:

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

In addition, our common stock may experience an imbalance between supply and demand resulting from low trading volumes, and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

Synergetics USA, Inc. has anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of its common stock.

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

Our primary office and manufacturing operations are conducted in a 60,000 square foot building owned by our wholly owned subsidiary, Synergetics Development Company, LLC, a Missouri limited liability company.  The facility is located in O’Fallon, Missouri, approximately 25 miles west of St. Louis, Missouri.  We also lease 19,200 square feet of additional space adjacent to our headquarters in O’Fallon, Missouri pursuant to a lease that expires on February 29, 2016.  The additional space houses the advanced technology R&D Group and the manufacturing of the ophthalmic capital equipment.

We also lease 13,500 square feet of office, assembly and manufacturing space in King of Prussia, Pennsylvania, which serves as office, engineering, and manufacturing space.  The lease for this facility expires on October 31, 2015.

In addition, we acquired a 1,703 square foot building owned by M.I.S.S. approximately 90 kilometers outside of London which houses our warehouse for our United Kingdom operations.  In fiscal 2014, this facility will be used as our European warehouse.

We believe that these facilities are suitable and adequate for our operations.  Given our lean manufacturing initiative, we believe that we have the ability to generate additional production capacity using our existing manufacturing facilities.

Item 3.	Legal Proceedings

From time to time we may become subject to litigation claims that may greatly exceed our product liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of July 31, 2013, the Company has no litigation reserve recorded.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on The NASDAQ Capital Market under the ticker symbol “SURG.”  The table below sets forth the range of high and low sales prices per share of the Company’s common stock as reported by The NASDAQ Capital Market for each of the quarterly periods within the fiscal years ended July 31, 2013 and 2012.  None of the prices shown reflect retail mark-ups, mark-downs or commissions.  For current price information, you are urged to consult publicly available sources.

	High	Low
Year ended July 31, 2012
Quarter ended October 31, 2011	$6.97	$4.61
Quarter ended January 31, 2012	$7.55	$5.39
Quarter ended April 30, 2012	$7.03	$5.40
Quarter ended July 31, 2012	$6.62	$3.30

Year ended July 31, 2013
Quarter ended October 31, 2012	$5.13	$3.92
Quarter ended January 31, 2013	$5.45	$4.06
Quarter ended April 30, 2013	$5.31	$2.95
Quarter ended July 31, 2013	$4.37	$2.93

The number of shareholders of Synergetics USA, Inc. as of September 25, 2013, was approximately 4,598.

The Company has not paid a dividend to holders of its common stock.  We currently intend to retain earnings to finance growth and development of our business and do not anticipate paying cash dividends in the near future.  Our revolving credit facility restricts the payment of dividends, if, following the distribution, the fixed charge coverage ratio would fall below the required minimum ratio.

STOCK PERFORMANCE GRAPH

The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

The graph below compares the cumulative total stockholder return on an investment in our common stock, and the stocks of The NASDAQ Composite Stock Market and The NASDAQ Medical Devices, Instruments and Supplies Index for the five-year period ended July 31, 2013.  The Previous Peer Group is composed of six small companies with sales ranging from approximately $28 million to $106 million and whose primary business is medical devices: Bovie Medical Corporation, Endologix, Inc., Iridex Corporation, STAAR Surgical Company, Stereotaxis, Inc. and Vascular Solutions, Inc.  The graph assumes the value of an investment of $100 in the common stock of each group or entity at August 1, 2008 and that all dividends were reinvested.

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The statements of income data for the years ended July 31, 2013, 2012 and 2011 and the balance sheet data as of July 31, 2013 and 2012 have been derived from audited consolidated financial statements of the Company included elsewhere in this report. The consolidated statements of income for the year ended July 31, 2010 and 2009 and the balance sheets data as of July 31, 2011, 2010 and 2009 have been derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.  The historical results are not necessarily indicative of the results of operations to be expected in the future.

	For the Fiscal Years Ended July 31,
	2013	*	2012	**	2011	2010	2009	***
	(in thousands, except per share data)
Statements of Income Data:
Sales	$62,796		$60,014		$55,657	$52,010	$52,965
Cost of sales	30,425		25,495		22,876	22,050	23,550
Gross profit	32,371		34,519		32,781	29,960	29,415
Operating income	3,702		8,481		8,349	6,091	3,125
Income from continuing operations	2,559		5,968		5,669	5,767	1,595
Earnings per common share from income from continuing operations – basic	$0.10		$0.24		$0.23	$0.23	$0.07
Earnings per common share from income from continuing operations – diluted	$0.10		$0.24		$0.23	$0.23	$0.07
Net income	2,559		5,586		5,633	5,733	1,595
Earnings per common share – Basic	$0.10		$0.22		$0.23	$0.23	$0.07
Earnings per common share –Diluted	$0.10		$0.22		$0.23	$0.23	$0.07

*           In the second quarter of fiscal 2013, the Company recorded an inventory write-down of approximately $2.1 million, or approximately $0.06 earnings per share, net of tax.  We have included M.I.S.S.’s results operations in our financial statements from the date of acquisition.
**       In the third quarter of fiscal 2012, the Company recorded an inventory write-down of approximately $367,000, or approximately $0.01 earnings per share, net of tax.
***     In the fourth quarter of fiscal 2009, the Company recorded an adjustment of approximately $975,000, or approximately $0.03 earnings per share, net of tax, primarily due to excess and discontinued inventory which was either contributed to a charitable organization or was discarded.

	As of July 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents	$12,470	$12,680	$18,399	$18,669	$160
Current assets	44,797	42,227	44,250	41,066	25,358
Total assets	82,693	78,763	81,310	73,095	58,080
Current liabilities	8,011	6,467	12,586	6,349	11,948
Long-term liabilities	14,530	15,818	18,060	22,520	8,002
Retained earnings	33,097	30,538	24,952	19,319	13,586
Stockholders’ equity	60,152	56,478	50,664	44,226	38,130

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly referred to as MD&A, is intended to help the reader understand Synergetics USA, its operations and its business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated audited financial statements and accompanying notes.  This overview summarizes the MD&A, which includes the following sections:

•	Our Business — a general description of the key drivers that affect our business and the industries in which we operate.

•	Our Business Strategy — a description of the strategic initiatives on which we focus and the goals we seek to achieve.

•	Results of Operations — an analysis of the Company’s results of operations for the three years presented in our financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, currency exchange and an overview of our financial position.

•	Contractual Obligations — an analysis of contracts entered into in the normal course of business that will require future payments.

•	Use of Estimates and Critical Accounting Policies — a description of critical accounting policies, including those that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Demand Trends

The Company’s sales increased 4.6 percent during the fiscal year ended July 31, 2013 (including $1.3 million of deferred revenue recognized) compared with the previous fiscal year.  The two most significant factors impacting this increase were a $206,000 increase in ophthalmic sales and a $2.5 million increase in OEM sales.  The increased sales were augmented by an $80,000 increase in our other sales. Currently, disposable product sales account for approximately 80.5 percent of our total product sales.  Overall sales of our disposable products grew $2.2 million, or 4.4 percent, in fiscal 2013 as compared to fiscal 2012. Sales of capital equipment increased by approximately $839,000, or 8.8 percent, in fiscal 2013 as compared to fiscal 2012.

A study performed by Market Scope in March 2012 predicts a steady growth of 2.4 percent per year in retinal procedures worldwide driven by an increase in the elderly population worldwide, an increase in the number of surgeons, an increase in the number of diseases treated with vitrectomy and an increase in frequency of diabetic complications due to the obesity epidemic.

Neurosurgical procedures on a global basis continue to rise at an estimated 1 to 3 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in emerging market countries, among other factors. Based upon this growth in procedures, sales of neurosurgical products worldwide are forecasted to increase by approximately 4 percent.

In addition, the Company believes that the demand for high quality, innovative products and new technologies consistent with the Company’s devices and disposables will continue to favorably impact procedure growth in the ophthalmic and neurosurgical markets.

Pricing Trends

The Company has generally been able to maintain the average selling prices for its products in the face of downward pricing pressure in the healthcare industry. However, increased competition, in combination with customer budget constraints, capital scarcity and the transition of procedures to the ambulatory surgery center, has the potential to negatively impact the Company’s selling prices on these devices. The Company has no major domestic group purchasing agreements.

Economic Trends

Economic conditions may continue to negatively impact capital expenditures at the hospital, ambulatory surgical center and physician level. Further, global economic conditions continue to negatively impact the volume and average selling price of the Company’s products in our European markets.

Regulatory Developments

In March 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act along with the Health Care and Education Reconciliation Act of 2010, was enacted into law. As a U.S.-headquartered company with significant sales in the United States, this new law will likely have a material impact on our results of operations.  A number of provisions of the new health care reform legislation are not yet finalized and effective, and as such, we are unable to predict the full impact of the laws and regulations promulgated thereunder.

Among other matters, the law imposes a 2.3 percent excise tax on all U.S. medical device sales which became effective in January 2013.  Approximately 74% of our consolidated fiscal 2013 sales were in the U.S.  If we are unable to offset the taxes that will be levied on these sales, such as through the increase of efficiencies through our lean manufacturing initiatives, we expect that the new tax will materially and adversely affect our business, cash flows and results of operations.

The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs and includes provisions such as value-based payment programs and increased funding of comparative research.  Furthermore, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014.  We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation.  However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Our Business Strategy

The Company’s key strategy is to enhance shareholder value through profitable revenue growth in targeted segments of the ophthalmology and neurosurgery markets. This is accomplished through the identification and development of reusable and disposable devices and surgical equipment in collaboration with leading surgeons and OEM partners. We are committed to establishing a strong operational infrastructure and financial foundation within which growth opportunities can be prudently evaluated, financed and pursued. We will remain vigilant and sensitive to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. In fiscal 2014 and beyond, our strategic priorities are to drive accelerating growth in the ophthalmology business, deliver improved profitability through our lean initiatives, manage our neurosurgery and OEM business for stable growth and strong cash flows and demonstrate consistent, solid financial performance.  Enterprise-wide sales information is included in Note 16 to the consolidated audited financial statements.  For additional detail on the Company’s Strategy, see Part I, Item 1, “Business – Our Business Strategy.”

Results of Operations

Year Ended July 31, 2013 Compared to Year Ended July 31, 2012

Net Sales

The following table presents net sales by category (dollars in thousands):

	Fiscal Year Ended July 31,
	2013	2012	%
Net Sales
Ophthalmic	$35,446	$35,240	0.6%
OEM (1)	26,469	23,973	10.4%
Other (2)	881	801	10.0%
Total	$62,796	$60,014	4.6%

(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel ablation generators, disposable ultrasonic aspirator tips and related accessories to Stryker, sales of certain disposable products to Mobius along with sales of certain laser probes to Iridex in the comparable 2012 period. In addition, recognition of deferred revenues of $1.3 million from Alcon is included in this category for the fiscal year ended July 31, 2013. Recognition of deferred revenues of $266,000 and $1.2 million from Codman and Alcon, respectively, are included in this category for the fiscal year ended July 31, 2012.

(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales grew 0.6 percent in fiscal 2013 compared to fiscal 2012. Domestic ophthalmic sales decreased 0.3 percent primarily due to decreased sales of base business capital equipment and disposables partially offset by increased sales of VersaVITTM vitrectomy systems and procedural kits.  International ophthalmic sales increased 1.7 percent primarily due to increased sales of VersaVITTM vitrectomy systems and procedural kits and decreased foreign currency losses, partially offset by sales of base business capital equipment and disposables. OEM sales increased by $2.5 million in fiscal 2013 as compared to fiscal 2012. Total OEM sales rose 10.4 percent to $26.5 million in fiscal 2013 (including $1.3 million of deferred revenue recognized) compared with $23.8 million in fiscal 2012 (including $1.5 million of deferred revenue recognized). The increase was primarily due to strong disposable forceps and electrosurgical generator sales to Codman and strong multi-channel ablation generator sales to Stryker. Other sales increased $80,000 in the fiscal 2013, or 10.0 percent, compared to the fiscal 2012.

Currently, disposable product sales account for approximately 80.5 percent of our total product sales.  Overall sales of our disposable products grew $2.2 million, or 4.4 percent, in fiscal 2013 as compared to fiscal 2012. Sales of capital equipment increased by approximately $839,000, or 8.8 percent, in fiscal 2013 as compared to fiscal 2012.

The following table presents domestic and international net sales (dollars in thousands):

	Fiscal Year Ended July 31,
	2013	2012	%
Net Sales
Domestic	$46,489	$44,047	5.5%
International	16,307	15,967	2.1%
Total	$62,796	$60,014	4.6%

Domestic sales increased 5.5 percent in fiscal 2013 due to increases in OEM sales.  All OEM sales are recorded as domestic sales.  The increase in international sales of 2.1 percent was primarily due to the increased sales of VersaVITTM vitrectomy systems and procedural kits and decreased foreign currency losses, partially offset by decreased sales of base business capital equipment and disposables.

Gross Profit

Gross profit as a percentage of net sales was 51.5 percent in fiscal 2013, compared to 57.5 percent in fiscal 2012.  Gross profit as a percentage of net sales for fiscal 2013 compared to fiscal 2012 decreased 6.0 percentage points due to the following factors:  (i) an approximate $1.6 million increase in the reserve for excess and obsolete inventory and its associated labor and overhead in the second fiscal quarter impacted our margin by 2.5 percentage points; (ii) weak demand for our disposables reduced our ability to absorb labor and overhead by 1.0 percentage point; and (iii) the decreased benefit from deferred revenue negatively impacted margin by 0.3 percentage point.  Gross profit was also negatively impacted by product mix including both the products within our ophthalmology product line and the OEM sales, as they now comprise 42.2% of our sales mix.

Operating Expenses (dollars in thousands)

	Fiscal Year Ended July 31,
	2013		2012
	Dollars	% of Sales	Dollars	% of Sales
R&D costs	$3,643	5.8%	$3,642	6.1%
Sales and Marketing expenses	13,805	22.0%	11,881	19.8%
Medical Device Excise tax	289	0.5%	-	0.0%
General and Administrative expenses	10,932	17.4%	10,515	17.5%

R&D costs remained flat at $3.6 million for fiscal 2013 when compared to fiscal 2012.  As of July 31, 2013, there were 29 active product development projects in various stages of completion.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers, and reflects the Company’s R&D budget.  This results in an investment rate that is comparable to such spending by other medical device companies.  The Company expects over the next few years to invest in R&D at a rate of approximately 6 to 8 percent of net sales.

Sales and marketing expenses, which consist of salaries, commissions and direct expenses, increased $1.9 million to $13.8 million, or 22.0 percent of sales, for the fiscal year ended July 31, 2013, compared to $11.9 million, or 19.8 percent of net sales, for the fiscal year ended July 31, 2012.  The Company has added three territory managers and has incurred other promotional costs as it launches the VersaVITTM vitrectomy system and related procedural kits.

Medical device excise tax was $289,000, or 0.5 percent of net sales, for the fiscal 2013 as the Company began paying the medical device excise tax in January 2013.

General and administrative (“G&A”) expenses increased by approximately $417,000 during the fiscal year ended July 31, 2013 and as a percentage of net sales were 17.4 percent for the fiscal year ended July 31, 2013 as compared to 17.5 percent for the fiscal year ended July 31, 2012.  The increase in G&A expenses was primarily due to stock compensation granted to directors, executive officers and senior managers of the organization in December 2012 and various other cost increases.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award calculated using the Black-Scholes option pricing model, and is recognized over the directors’ and employees’ requisite service period.  The Company will continue to grant options to its independent directors and officers but uses restricted stock to provide incentive compensation for its non-officer employees.  As of July 31, 2013, the future compensation cost expected to be recognized is approximately $333,000 in fiscal 2014, $254,000 in fiscal 2015, $226,000 in fiscal 2016 and $88,000 in fiscal 2017.  However, the major portion of our stock compensation cost arises from our stock option grants to our directors, which is recognized pro-ratably over the year as the options vest.  As of July 31, 2013, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation arrangements granted under the Company’s 2001 Stock Plan.  The cost is expected to be recognized over a weighted average period of four years, which is generally the vesting period.

Other Income/Expense

Other expense in fiscal 2013 decreased to $13,000 compared to $14,000 in fiscal 2012.

Operating Income, Income Taxes and Net Income

Operating income for fiscal 2013 was $3.7 million, as compared to operating income of $8.5 million in fiscal 2012. The decrease in operating income was primarily the result of a 19.3 percent increase in cost of goods sold partially offset by a 4.6 percent increase in net sales (including $1.3 million of deferred revenue recognized) for a net decrease in gross profit of $2.1 million.  In addition, operating income was reduced in fiscal 2013 by an increase of $1.9 million in sales and marketing expenses, $289,000 in medical device excise tax and an increase of $417,000 in G&A expenses.

For the fiscal year ended July 31, 2013, the Company recorded a $1.1 million income tax provision on a pre-tax income of $3.7 million, or 30.6 percent effective tax rate.  The effective tax rate was impacted by the re-enactment of the Research and Experimentation credit from December 2011.  For the fiscal year ended July 31, 2012, the Company recorded a $2.5 million income tax provision on pre-tax income of $8.5 million, or 29.5 percent effective tax rate.  The effective tax rate was primarily due to the favorable impact of the Company’s state tax planning strategies implemented and recorded in fiscal 2012.

Income from continuing operations decreased by $3.4 million to $2.6 million for the fiscal year ended July 31, 2013 from $6.0 million for the same period in fiscal 2012.  Basic and diluted earnings per share from continuing operations for the fiscal year ended July 31, 2013 decreased to $0.10 from $0.24 when compared to the fiscal year ended July 31, 2012.  Basic weighted average shares outstanding increased to 25,243,010 at July 31, 2013 from 25,100,064 at July 31, 2012.

The Company also experienced a $382,000 loss in fiscal 2012, or $0.02 basic and diluted earnings per share, from the discontinued operations of its plastic injection molding operations.

Net income was $5.6 million, or $0.22 basic and diluted earnings per share, for fiscal 2012.

Year Ended July 31, 2012 Compared to Year Ended July 31, 2011

Net Sales

The following table presents net sales by category (dollars in thousands):

	Fiscal Year Ended July 31,
	2012	2011	%
Net Sales
Ophthalmic	$35,240	$34,547	2.0%
OEM (1)	23,973	19,456	23.2%
Other (2)	801	1,654	(51.6%)
Total	$60,014	$55,657	7.8%

(2)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel ablation generators, disposable ultrasonic aspirator tips and related accessories to Stryker and certain laser probes to Iridex. In addition, recognition of deferred revenues of $266,000 and $1.2 million from Codman and Alcon, respectively, are included in this category for the fiscal year ended July 31, 2012, respectively. Recognition of deferred revenues of $334,000 and $696,000 from Codman and Alcon, respectively, are included in this category for the fiscal year ended July 31, 2011.

(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales grew 2.0 percent in fiscal 2012 compared to fiscal 2011. Domestic ophthalmic sales increased 5.3 percent primarily due to sales of the Company’s new disposable products.  However, international ophthalmic sales decreased 1.8 percent primarily due to organic weakness in Europe and Canada. OEM sales increased by $4.5 million in fiscal 2012 as compared to fiscal 2011. Total OEM sales rose 23.2 percent to $24.0 million in fiscal 2012 (including $1.5 million of deferred revenue recognized) compared with $19.5 million in the fiscal 2011 (including $1.0 million of deferred revenue recognized). The increase was primarily due to strong volumes of disposable products sold to Stryker and new product sales to Mobius. Other sales decreased $853,000 in the fiscal 2012, or 51.6 percent, compared to the fiscal 2011. This decline in other sales was the result of the transition of the majority of our direct neurosurgery distribution to Codman and Stryker under OEM partner agreements.

Disposable product sales accounted for approximately 81.5 percent of our total product sales.  Overall sales of our disposable products grew $4.0 million, or 8.8 percent, in fiscal 2012 as compared to fiscal 2011.  Sales of capital equipment declined by approximately $267,000, or 2.7 percent, in fiscal 2012 compared to fiscal 2011.

The following table presents domestic and international net sales (dollars in thousands):

	Fiscal Year Ended July 31,
	2012	2011	%
Net Sales
Domestic	$44,047	$38,997	12.9%
International	15,967	16,660	(4.2%)
Total	$60,014	$55,657	7.8%

Domestic sales increased 12.9 percent in fiscal 2012 due to increases in ophthalmic and OEM sales.  All OEM sales are recorded as domestic sales.  The decrease in international ophthalmology sales of 1.8 percent was exacerbated by the decline in international neurosurgery sales in fiscal 2012 due to the shift in sales from direct international neurosurgery sales to our OEM partners, as these sales are included in domestic revenue.

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

Operating Expenses (dollars in thousands)

	Fiscal Year Ended July 31,
	2012		2011
	Dollars	% of Sales	Dollars	% of Sales
R&D costs	$3,642	6.1%	$3,713	6.7%
Sales and Marketing expenses	11,881	19.8%	11,474	20.6%
G&A expenses	10,515	17.5%	9,245	16.6%

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

G&A expenses increased by approximately $1.3 million during the fiscal year ended July 31, 2012 and as a percentage of net sales were 17.5 percent for the fiscal year ended July 31, 2012 as compared to 16.6 percent for the fiscal year ended July 31, 2011.  The increase in G&A expenses was primarily due to stock compensation granted to directors, executive officers and senior managers of the organization and additional employees required to manage the implementation of our lean and quality improvement initiatives.

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

Net income was $5.6 million, or $0.22 basic and diluted earnings per share for fiscal 2012.

Liquidity and Capital Resources

The Company had $12.5 million in cash and cash equivalents and no interest-bearing debt as of July 31, 2013.

Working capital, including the management of inventory and accounts receivable, is a management focus. At July 31, 2013, the Company had an average of 84 days of sales outstanding (“DSO”) in accounts receivable.  The 84 days of DSO at July 31, 2013 was 12 days unfavorable when compared to July 31, 2012 and 11 days unfavorable when compared to July 31, 2011 utilizing the trailing 12 months of sales. The DSO was impacted by the sales progression during the fourth quarter and the fiscal year and the impact of the M.I.S.S. acquisition on July 8, 2013.

At July 31, 2013, the Company had 178 days of inventory on hand.  The inventory on hand was favorable by 46 days when compared to July 31, 2012 and favorable by 15 days when compared to July 31, 2011 utilizing the trailing 12 months of cost of sales.  The Company had invested approximately $2.1 million in inventory for new products and new product launches at the end of fiscal 2013.  However, the Company had $1.9 million in backlog as of July 31, 2013.

Cash flows provided by operating activities were $3.7 million for the year ended July 31, 2013, compared to cash flows used by operating activities of approximately $2.4 million for the comparable fiscal 2012 period.  The improvement in cash flows of approximately $6.1 million was primarily attributable to the increase in income taxes payable of $5.6 million, a decrease in inventory of $4.9 million and an increase in accrued expenses of $0.8 million. This decrease was partially offset by a decrease in income from continuing operations of $3.4 million, an increase in accounts receivable of $1.7 million and $0.1 million change in various other adjustments.

Cash flows used by investing activities were $3.8 million for the year ended July 31, 2013, compared to cash used by investing activities of $2.0 million for the comparable fiscal 2012 period.  During the year ended July 31, 2013, the Company invested $2.8 million net cash in the acquisition of M.I.S.S.  In addition, during the year ended July 31, 2013, cash additions to property and equipment and patents were $0.6 million and $0.4 million, compared to $1.8 million and $0.2 million for fiscal 2012, respectively.

 Cash flows provided by financing activities were approximately $0.1 million for the year ended July 31, 2013, compared to cash used in financing activities of $1.0 million for the year ended July 31, 2012.  The increase in net cash provided by financing activities was due to the payment on long-term debt of $0.7 million and the payment on debt incurred from the acquisition of the Malis® trademark of $0.3 million in fiscal 2012, which was not required in fiscal 2013 as these debts were retired in April 2012 and December 2011, respectively.  In addition, the Company received proceeds of $65,000 and a $72,000 income tax benefit from the exercise of stock options during the fiscal year ended July 31, 2013.

 The Company had the following committed financing arrangements as of July 31, 2013:

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of July 31, 2013, interest under the facility is charged at 2.27 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at July 31, 2013. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on September 30, 2013, to extend the termination date through September 30, 2016.

The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2013, the Company’s leverage ratio was 0.65 times and the minimum fixed charge coverage ratio was 488.6 times. Collateral availability under the line as of July 31, 2013 was approximately $9.5 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest currently at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this line as of July 31, 2013. The equipment line of credit was amended on September 30, 2013 to extend the maturity date to September 30, 2016.

Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next twelve months.  In addition, the remaining deferred revenue from the Alcon settlement will flow through our statement of income over approximately the next 13 years.  However, as the cash has already been collected, it will not impact our future liquidity and will reduce our cash flow from operations.

Contractual Obligations

The Company has entered into contracts with various third parties in the normal course of business that will require future payments.  The following illustrates the Company’s contractual obligations as of July 31, 2013:

		Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Leases (1)	$740,000	$388,000	$352,000	$--	$--
Total Contractual Obligations	$740,000	$388,000	$352,000	$--	$--

(1)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future cash payment would change if we exercised these renewal options or if we entered into additional operating lease agreements.

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

Deferred Revenue

On April 23, 2010, the Company entered into a Settlement and License Agreement with Alcon  pursuant to which Alcon paid to the Company $32.0 million. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third quarter of fiscal 2010. The remaining $19.0 million has been accounted for as an up-front license fee under the Confidential Settlement and License Agreement and was deferred and recognized as earned over a period estimated to be 15 years based upon estimated shipments to Alcon under a related Supply Agreement executed pursuant to the settlement.  On February 13, 2012, Alcon informed the Company that it had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement. However, the Supply Agreement remains in effect and the Company has continuing performance obligations associated with the Supply Agreement. Therefore, the Company plans on recognizing the remaining deferred revenue associated with the Supply Agreement ratably over the next 13 years which is the remaining life of the patents and associated Supply Agreement. The Company recognized $1.3 million, $1.2 million and $696,000 of this deferred revenue for the fiscal years ended July 31, 2013, 2012 and 2011, respectively.

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost or market, with cost being determined using the first-in, first-out method.  The Company’s inventory is very dynamic and new products are added frequently.  Thus, the Company reviews the valuation of its inventory on a quarterly basis and determines if a valuation allowance is necessary for items that have not had their values updated recently.

In addition, the Company evaluates inventories for excess quantities and identified obsolescence quarterly.  The Company’s evaluation includes an analysis of historical experience and monitoring current inventory activity by product.  As part of this analysis, the Company considers several factors, including the inventory’s length of time on hand, historical sales, product life cycle and product obsolescence.  Estimates are used to determine the necessity of these reserves based on periodic detailed analysis using both quantitative and qualitative factors.  If future cost valuations, future demand or market conditions are different from the Company’s projects, a change in recorded inventory valuation reserves may be required and would be reflected in cost of sales in the period the revision is made.  To the extent that it determines there are some excess quantities based on historical levels of sales and other requirements, or obsolete material in inventory, the Company records valuation reserves against all or a portion of the value of the related parts or products.

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

Goodwill

As of July 31, 2013, we have recorded $12.2 million of goodwill.  We perform purchase price allocations including recognition of intangible assets when we have a business combination.  The excess of the purchase price after the allocation of fair values to tangible assets and identifiable intangibles is allocated to goodwill.  We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized and whether the assets have finite or indefinite lives for amortization purposes.  Currently, we have one reporting unit.

Carrying values for goodwill are reviewed annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying amount may be impaired in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other” (“ASC 350”).  We have adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other:  Testing Goodwill for Impairment,” which permits us to first assess qualitative factors to determine whether or not the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. We have determined, based upon the qualitative factors, that it is more likely than not that goodwill is not impaired and no further testing was performed.  If we determine that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then we are not required to perform any additional tests for assessing intangible assets for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

If further testing is required, our tests may include three approaches to determine the fair value of our reporting unit.  The first approach is Discounted Cash Flows methodology, which focuses on our expected cash flows available for common equity owners.  Net cash flows to equity is defined as our earnings plus depreciation, amortization and interest expense, or EBITDA, less our estimated usage of cash for debt, capital expenditures and working capital changes.  The resulting net cash flows and the terminal value (our value of invested capital at the end of the five year projection period) are then discounted to derive an indication of the present value of the Company’s invested capital.  Interest-bearing debt is then subtracted to arrive at the Company’s fair value of equity.  This valuation method is dependent upon management’s assumptions made regarding future cash flow and cash requirements and the discount factor used to determine the present value of our future cash flows.  If necessary, we would also analyze two additional valuation methods:  the Guideline Company approach and the Market Capitalization approach.

Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values.  A significant reduction in the estimated fair values could result in impairment charges that could materially affect our financial statements.

Other Intangibles

As of July 31, 2013, we have recorded $5.9 million of indefinite-lived intangible assets for the Malis® trademark.  The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark.  The Company intends to use the trademark indefinitely, and therefore, its useful life is not limited to any specific product.

Carrying values for intangibles are reviewed annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying amount may be impaired in accordance with the ASC 350.  We have adopted the provisions of ASU No. 2012-02, “Intangibles – Goodwill and Other:  Testing Indefinite-Lived Intangible Assets for Impairment,” which permits us to first assess qualitative factors to determine whether or not the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of an intangible asset is less than its carrying amount.  We have determined, based upon the qualitative factors that it is more likely than not that intangible assets are not impaired and no further testing was performed.  If we determine that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then we are not required to perform any additional tests for assessing intangible assets for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

If further testing is required, we utilize the Discounted Cash Flow methodology, which focuses on our expected cash flows derived from the use of the intangible asset.  With respect to the trademark, the expected cash flows are reduced by the related income taxes and debt.  Significant and unanticipated changes to the market for the Malis® branded products or our contract authorizing the use of the Malis® trademark could require a provision for impairment in a future period.

Future changes in judgments, assumptions and estimates that are used in our impairment testing for intangibles, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. Significant and unanticipated changes to either the market for the Malis® branded products or our contract authorizing the use of the Malis® trademark could require a provision for impairment in a future period.

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

Tax Assets and Liabilities

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if its “more likely than not” that some portion or all of the deferred tax asset may not be realized.  In our annual evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income in our tax jurisdictions and available tax planning strategies.  If actual results differ from these assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period this determination is made.  At July 31, 2013, we had deferred tax assets related to net foreign operating loss carryforwards with a tax value of $2.1 million.  These net foreign operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred.  The Company has not established a valuation allowance for these deferred tax assets based upon the Company’s ability to use these losses by implementing tax planning strategies, projected future taxable income and the expiration dates of these carryforwards.

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

Stock-Based Compensation

The Company utilizes FASB ASC Topic 718, “Compensation – Stock Compensation” in accounting for its employee stock options.  Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period.  Compensation expense is calculated using the Black-Scholes option pricing model.  Of the inputs into the Black-Scholes option pricing model, the one that can impact the value of the options the most is the volatility factor.  For awards occurring in fiscal year ended July 31, 2013, the Company has utilized a volatility factor of 70.5 percent in this calculation.  In addition, the Company utilized an expected average risk-free interest rate of 1.72 percent, an expected average life of 10 years and no expected dividends.

Recent Accounting Pronouncements

Information about recent accounting pronouncements is included in Note 19 to the consolidated audited financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $12.5 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 20 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 10 basis points would decrease the amount of interest income from these funds by approximately $12,500.

The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at July 31, 2013, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at July 31, 2013, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these two facilities.

Additionally, the Company has exposure to foreign currency fluctuations through export sales to international accounts. As only approximately 11.0 percent of our sales revenue is denominated in foreign currencies, we estimate that a change in the relative strength of the dollar to foreign currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to foreign currency.

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

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2013.  Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control over Financial Reporting issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation.  Based on its evaluation, management concluded our internal control over financial reporting was effective as of July 31, 2013.

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm — This Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B.	Other Information

On September 30, 2013, the Company and Synergetics executed the Tenth Amendment to Credit and Security Agreement (the “Tenth Amendment”) with Regions Bank, as Lender, relating to the Company’s revolving credit facility and equipment line of credit. In addition, on September 30, 2013, the Company and Synergetics executed the Third Amended and Restated Revolving Note in favor of Regions Bank and the  Second Amended and Restated 2008 Equipment Purchase Note in favor of Regions Bank (together, the “Amended Notes”). The Tenth Amendment and Amended Notes extend the maturity date of the Company’s revolving credit facility and equipment line of credit and related promissory notes to September 30, 2016.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the heading, “Executive Officers of the Registrant” in Part I, Item I of this Annual Report on Form 10-K is incorporated herein by reference. In addition, certain information required by this Item 10 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.  The following sections of such proxy materials are herein incorporated by reference:  “Proposal 1 -- Election of Directors,” information regarding the identification of the members of the Audit Committee of the Company included in the section “Corporate Governance – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

During the fourth quarter of fiscal 2013, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

Item 11.	Executive Compensation

Information required pursuant to this Item 11 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K under the sections “Executive Compensation,” “Director Compensation,” “Change in Control Agreements” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required pursuant to this Item 12 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K under the section “Principal Stockholders” and is incorporated herein by reference.

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all of our equity compensation plans as of July 31, 2013.

Number of Securities
Available for Future
Issuance
Under Equity
	Number of Securities	Weighted Average	Compensation Plans
	to be Issued Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity Compensation Plans Approved By Security Holders	747,662	$4.17	398,632
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	747,662	$4.17	398,632

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required pursuant to this Item 13 concerning certain relationships and related transactions, as applicable, will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K under the section “Certain Relationships and Related Transactions” and is incorporated herein by reference.  Information required pursuant to this Item 13 concerning director independence will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K under the section “Corporate Governance – Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required pursuant to this Item 14 concerning our principal accountant fees and services will be included in our definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K under the section Proposal 2 – “Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.	Financial Statements

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

We have audited the accompanying consolidated balance sheets of Synergetics USA, Inc. and Subsidiaries as of July 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2013.  Synergetics USA, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergetics USA, Inc. and Subsidiaries as of July 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synergetics USA, Inc. and Subsidiaries' internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO), and our report dated October 1, 2013 expressed an unqualified opinion.

/s/ UHY LLP

St. Louis, Missouri
October 1, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Synergetics USA, Inc.

We have audited Synergetics USA, Inc. and Subsidiaries’ internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synergetics USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Synergetics USA, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of Synergetics USA, Inc. and Subsidiaries, and our report dated October 1, 2013 expressed an unqualified opinion.

/s/ UHY LLP
St. Louis, Missouri
October 1, 2013

Synergetics USA, Inc. and Subsidiaries
Consolidated Balance Sheets
July 31, 2013 and 2012
(Dollars in thousands, except share and per share data)

	2013	2012
Assets
Current Assets
Cash and cash equivalents	$12,470	$12,680
Accounts receivable, net of allowance for doubtful accounts of $495 and $319, respectively	14,425	11,796
Inventories	14,825	15,679
Income taxes refundable	254	--
Prepaid expenses	996	825
Deferred income taxes	1,827	1,247
Total current assets	44,797	42,227
Property and Equipment, net	8,962	9,239
Intangible and Other Assets
Goodwill	12,155	10,660
Other intangible assets, net	11,715	11,277
Deferred income taxes	3,557	4,088
Patents, net	1,411	1,179
Cash value of life insurance	96	93
Total assets	$82,693	$78,763
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,237	$2,144
Accrued expenses	3,486	2,844
Income taxes payable	--	191
Deferred revenue	1,288	1,288
Total current liabilities	8,011	6,467
Long-Term Liabilities
Deferred revenue	14,530	15,818
Total long-term liabilities	14,530	15,818
Total liabilities	22,541	22,285
Commitments and Contingencies (Notes 10 and 17)
Stockholders’ Equity
Common stock at July 31, 2013 and July 31, 2012, $0.001 par value, 50,000,000 shares authorized; 25,292,960 and 25,160,069 shares issued and outstanding, respectively	25	25
Additional paid-in capital	27,489	26,421
Retained earnings	33,097	30,538
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(459)	(506)
Total stockholders’ equity	60,152	56,478
Total liabilities and stockholders’ equity	$82,693	$78,763

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Years Ended July 31, 2013, 2012 and 2011
(Dollars in thousands, except share and per share data)

	2013	2012	2011
Net sales	$62,796	$60,014	$55,657
Cost of sales	30,425	25,495	22,876
Gross profit	32,371	34,519	32,781
Operating expenses
Research and development	3,643	3,642	3,713
Sales and marketing	13,805	11,881	11,474
Medical device excise tax	289	--	--
General and administrative	10,932	10,515	9,245
	28,669	26,038	24,432
Operating income	3,702	8,481	8,349
Other income (expenses)
Investment income	31	40	99
Interest expense	(9)	(43)	(202)
Loss on sale of product line	--	--	(99)
Miscellaneous	(35)	(11)	(11)
	(13)	(14)	(213)
Income from continuing operations before provision for income taxes	3,689	8,467	8,136
Provision for income taxes	1,130	2,499	2,467
Income from continuing operations	$2,559	$5,968	$5,669
Loss from discontinued operations, net of income tax benefit of $--, $193 and $24, respectively	--	382	36
Net income	$2,559	$5,586	$5,633
Earnings per share:
Basic
Income from continuing operations	$0.10	$0.24	$0.23
Loss from discontinued operations	--	(0.02)	0.00
Net income	$0.10	$0.22	$0.23
Diluted
Income from continuing operations	$0.10	$0.24	$0.23
Loss from discontinued operations	--	(0.02)	0.00
Net income	$0.10	$0.22	$0.23
Basic weighted average common shares outstanding	25,243,010	25,100,064	24,901,832
Diluted weighted average common shares outstanding	25,337,525	25,256,584	25,035,095
Net income	$2,559	$5,586	$5,633
Foreign currency translation adjustment	47	(595)	112
Comprehensive income	$2,606	$4,991	$5,745

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended July 31, 2013, 2012 and 2011
(Dollars in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, August 1, 2010	24,772,155	$25	$24,905	$19,319	$(23)	$44,226
Net income	--	--	--	5,633	--	5,633
Foreign currency translation adjustment	--	--	--	--	112	112
Restricted stock grants	43,846	--	153	--	--	153
Stock-based compensation	13,466	--	205	--	--	205
Proceeds from stock options exercised	141,417	--	210	--	--	210
Tax benefit associated with stock option exercised	--	--	125	--	--	125
Balance July 31, 2011	24,970,884	25	25,598	24,952	89	50,664
Net income	--	--	--	5,586	--	5,586
Foreign currency translation adjustment	--	--	--	--	(595)	(595)
Restricted stock grants	166,707	--	336	--	--	336
Stock-based compensation	5,593	--	428	--	--	428
Proceeds from stock options exercised	16,885	--	35	--	--	35
Tax benefit associated with stock options exercised	--	--	24	--	--	24
Balance, July 31, 2012	25,160,069	25	26,421	30,538	(506)	56,478
Net income			--	2,559	--	2,559
Foreign currency translation adjustment	--	--	--	--	47	47
Restricted stock grants	58,272	--	293	--	--	293
Stock-based compensation	15,309	--	638	--	--	638
Proceeds from stock options exercised	59,310	--	65	--	--	65
Tax benefit associated with stock options exercised	--	--	72	--	--	72
Balance, July 31, 2013	25,292,960	$25	$27,489	$33,097	$(459)	$60,152

See Notes to Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended July 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash Flows from Operating Activities
Net income	$2,559	$5,586	$5,633
Plus: Loss from discontinued operations – net of tax	--	382	36
Income from continuing operations	2,559	5,968	5,669
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	1,123	1,093	972
Amortization	680	600	653
Provision for doubtful accounts receivable	207	50	(9)
Stock-based compensation	931	764	358
Deferred income taxes	(49)	153	(6,388)
Loss on sale of equipment	35	--	50
Loss on sale of product line	--	--	99
Changes in assets and liabilities
(Increases) decreases in:
Accounts receivable	(2,553)	(843)	(2,095)
Inventories	1,191	(3,695)	(291)
Prepaid expenses	(130)	93	(150)
Income taxes refundable	(254)	219	--
Increases (decreases) in:
Accounts payable	845	615	(253)
Accrued expenses	603	(183)	427
Deferred revenue	(1,288)	(1,494)	(430)
Income taxes payable	(235)	(5,848)	6,243
Net cash provided by (used in) operating activities	3,665	(2,508)	4,855
Net cash provided by (used in) discontinued operations	--	59	(68)
Net cash provided by (used in) operating activities	3,665	(2,449)	4,787
Cash Flows from Investing Activities
Proceeds on the sale of equipment	55	--	11
Purchase of property and equipment	(550)	(1,809)	(1,687)
Acquisition of patents and other intangibles	(412)	(214)	(273)
Acquisitions, less cash acquired	(2,848)	--	--
Increase in cash value of life insurance	(3)	(11)	(10)
Net cash used in continuing investing activities	(3,758)	(2,034)	(1,959)
Net cash used in discontinued operations	--	--	(382)
Net cash used in investing activities	(3,758)	(2,034)	(2,341)
Cash Flows from Financing Activities
Principal payments on revenue bonds payable	--	--	(1,728)
Payment on debt incurred for acquisition of trademark	--	(313)	(598)
Principal payments on long-term debt	--	(740)	(685)
Tax benefit associated with the exercise of non-qualified stock options	72	24	125
Proceeds from the issuance of common stock	65	35	210
Net cash provided by (used in) financing activities	137	(994)	(2,676)
Foreign exchange rate effect on cash and cash equivalents	(254)	(242)	(40)
Net decrease in cash and cash equivalents	(210)	(5,719)	(270)
Cash and cash equivalents
Beginning	12,680	18,399	18,669
Ending	$12,470	$12,680	$18,399

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$9	$63	$223
Income taxes paid	1,568	7,950	2,488
Supplemental Schedule of Non-cash Investing and Financing Activity
Purchase of equipment included in accounts payable	120	--	14

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a leading supplier of precision surgical devices.  Through continuous improvement and development of its people, the Company’s mission is to design, manufacture and market innovative surgical devices, surgical equipment and consumables of the highest quality in order to assist and enable surgeons who perform surgery around the world to provide a better quality of life for their patients.   The Company’s primary focus is on targeted segments within the surgical disciplines of ophthalmology and neurosurgery. Its distribution channels include a combination of direct and independent distributor sales organizations and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri, King of Prussia, Pennsylvania and Corby, United Kingdom.  During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.

A summary of the Company’s significant accounting policies follows:

Use of estimates in the preparation of financial statements: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

In addition, the Company evaluates inventories for excess quantities and identified obsolescence quarterly.  The Company’s evaluation includes an analysis of historical experience and monitoring current inventory activity by product.  As part of this analysis, the Company considers several factors, including the inventory’s length of time on hand, historical sales, product life cycle and product obsolescence.  Estimates are used to determine the necessity of recording these reserves based on periodic detailed analysis using both quantitative and qualitative factors.   If future cost valuations, future demand or market conditions are different from the Company’s projections, a change in recorded inventory valuation reserves may be required and would be reflected in cost of sales in the period the revision is made.  To the extent that the Company determines there are some excess quantities based on its projected levels of sales and other requirements, or obsolete material in inventory, the Company records a valuation reserves against all or a portion of the value of the related parts or products. During the second quarter of fiscal 2013, the Company completed a detailed analysis of its inventory and recorded a reserve for excess inventory of approximately $1,629,000.  In its continuous effort to manage its inventory, the Company had previously conducted an inventory analysis of obsolete inventory and recorded a provision for same in the third quarter of fiscal 2012.   The reserve was necessary to reflect not only the Company’s changing base ophthalmic business but also to reflect the appropriate level and mix identified in accordance with the Company’s lean methodology with respect to its inventory.

Property and equipment: Property and equipment are depreciated using the straight-line method over their estimated useful lives as follows:

Useful lives (in years)
Building and improvements	7-39
Machinery and equipment	5-7
Furniture and fixtures	5-7
Software	3-10

Goodwill and other intangibles: Absent any impairment indicators, goodwill is tested for impairment on an annual basis.  The Company performs its goodwill impairment tests during the fourth fiscal quarter.  The Company has adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other:  Testing Goodwill for Impairment” and ASU No. 2012-12, “Intangibles – Goodwill and Other:  Testing Indefinite-Lived Intangible Assets for Impairment,” which permits the Company to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that that, goodwill and other intangibles have been impaired.  The Company has determined, based upon as assessment of qualitative factors, that it is more likely than not that goodwill and other intangibles have not been impaired and no further testing was performed.  Other intangible assets, consisting of licensing agreements and proprietary know-how, are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter.  These periods range from two to seventeen years.  The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark.  The Company intends to use the Malis® trademark indefinitely, and therefore, its useful life is not limited to any specific product. The trademark constitutes an indefinite-lived intangible that will be used in perpetuity.  Proprietary know-how consists of the patented technology which is included in the Company’s core product lines, bipolar electrosurgical generators.  As a proprietary technology is a distinguishing feature of the Company’s products, it represents a valuable intangible asset.

Patents: Incremental legal and other costs to obtain the patent are capitalized to a patent asset.  Salaries, benefits and other direct costs of product development are expensed as operating expenses in research and development (“R&D”) costs.  Patents are amortized to operations under the straight-line method over the remaining statutory life of the patent.  Total amortization for other intangibles including patents for the years ended July 31, 2013, 2012 and 2011 was $680,000, $600,000 and $653,000, respectively.

Deferred revenue: During the second quarter of fiscal 2011, the Company received a payment from Codman & Shurtleff, Inc. (“Codman”), a OEM partner, to establish exclusivity on certain generator products and accessories.  Revenue from the agreement has been deferred and is being amortized over its expected term.  The Company recognized $-, $266,000 and $334,000 in revenue for the fiscal years ended July 31, 2013, 2012 and 2011, respectively, under the terms of the exclusivity agreement.

On April 23, 2010, the Company entered into a Settlement and License Agreement with Alcon, Inc. (“Alcon”)  pursuant to which Alcon paid to the Company $32.0 million. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third quarter of fiscal 2010. The remaining $19.0 million has been accounted for as an up-front license fee under the Confidential Settlement and License Agreement and was deferred and recognized as earned over a period estimated to be 15 years based upon estimated shipments to Alcon under a related Supply Agreement.  On February 13, 2012, Alcon informed the Company that it had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement. However, the Supply Agreement remains in effect and the Company has continuing performance obligations associated with the Supply Agreement. Therefore, the Company plans on recognizing the remaining deferred revenue associated with the Supply Agreement ratably over the next 13 years which is the remaining life of the patents and associated Supply Agreement. The Company recognized $1.3 million, $1.2 million and $696,000 of this deferred revenue for the fiscal years ended July 31, 2013, 2012 and 2011, respectively.

	July 31, 2013	July 31, 2012
Deferred revenue – Alcon settlement	$15,818	$17,106
Less: Short-term	1,288	1,288
Long-term portion	$14,530	$15,818

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

The Company’s policy is to recognize interest and penalties through income tax expense.  As of July 31, 2013, the 2010 to 2012 tax years remain subject to examination by major tax jurisdictions.  There are no federal income tax audits in process as of July 31, 2013. There are one foreign audit and one state audit currently in progress.

Fair value of financial instruments: The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt.  As of July 31, 2013, 2012 and 2011, the carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.

Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized.  No impairment indicators existed as of July 31, 2013.

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

Foreign currency translation:  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Statements of income amounts have been translated using the average exchange rate for the year.  The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss).  The foreign currency translation adjustment is the only component of accumulated other comprehensive loss.  Foreign currency translation adjustments exclude income tax expense (benefit) given that the Company’s investments in foreign subsidiaries are deemed to be reinvested for an indefinite period of time.

Revenue recognition: The Company primarily records revenue from product sales when the revenue is realized and the product is shipped from its facilities.  This includes satisfying the following criteria: the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed and determinable; delivery to the carrier has occurred; and collectability is reasonably ensured. Freight and insurance billed to customers is included in net sales, and the cost of freight and insurance is included in cost of sales.  Sales tax billed to customers is included as a liability as products are shipped.

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

Advertising: The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $146,000, $153,000 and $119,500 for the years ended July 31, 2013, 2012 and 2011, respectively.

Royalties: The Company pays royalties to doctors and medical institutions for providing assistance in the design and development of various devices and components.  Royalties are paid quarterly based on the sales of the instrument or components.  Royalty expense was approximately $331,300, $281,600 and $318,000 for the years ended July 31, 2013, 2012 and 2011, respectively.

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

	Year Ended July 31,
	2013	2012	2011
Numerator:
Income from continuing operations	$2,559	$5,968	$5,669
Loss from discontinued operations net of income tax	--	382	36
Net income	2,559	5,586	5,633
Denominator:
Weighted average common shares and denominator for basic calculation	25,243,010	25,100,064	24,901,832
Stock options and restricted stock	94,515	156,520	133,263
Denominator for diluted calculation	25,337,525	25,256,584	25,035,095
Earnings per share – basic
Income from continuing operations	$0.10	$0.24	$0.23
Loss from discontinued operations	--	(0.02)	--
Net income	$0.10	$0.22	$0.23
Earnings per share – diluted
Income from continuing operations	$0.10	$0.24	$0.23
Loss from discontinued operations	--	(0.02)	--
Net income	$0.10	$0.22	$0.23

Stock option shares excluded from computation of dilutive income per share because the effect would be antidilutive for the years ended July 31, 2013, 2012 and 2011 were 533,079, 215,734 and 60,000, respectively.

Segment reporting: Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker or group in deciding how to allocate resources and in assessing performance.  The Company’s chief decision maker reviews the results of operations and requests for capital expenditures based on one industry segment: producing and selling products and procedures for surgery, primarily for vitreoretinal surgery and neurosurgery.  The Company’s entire revenue is generated through this segment.  Revenues are attributed to countries based upon the location of end-user customers or distributors.

Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform to the current year’s presentation.

Note 2.  Acquisition of M.I.S.S. Ophthalmics LTD

On July 8, 2013, the Company acquired M.I.S.S. Ophthalmics Limited (“M.I.S.S.”), a private ophthalmology distribution company incorporated in England and Wales, for net cash consideration of $2.8 million.  M.I.S.S. was the Company’s distributor of ophthalmic products in the United Kingdom, and its wholesale distribution activities contributed approximately $1.1 million in revenue to the Company in fiscal 2013.  M.I.S.S. generated total revenue of approximately $3.2 million during its fiscal year ended March 31, 2013.

The Company has preliminarily allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition resulting in the recognition of $0.9 million of intellectual property and $1.5 million of goodwill.  The results of operations for M.I.S.S. have been included in the Consolidated Statements of Income for the period July 8, 2013 through July 31, 2013.

No supplemental pro-forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company's financial statements. The Company recognized $70,000 of transaction related costs that were expensed in the quarter ended July 31, 2013.

Note 3.  Discontinued Operations

In September 2011, the Company adopted a plan to close its plastic injection molding operations and transitioned this production to an outside vendor.  During the Company’s first quarter of fiscal 2012, substantially all operational activities of this unit were discontinued and the Company classified them as discontinued operations.  The Company completed the sale of these assets prior to the end of the second quarter of fiscal 2012.  The assets included in the disposal group were primarily equipment.  The following table summarizes the results of the discontinued operations fiscal years ended July 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended July 31
	2013	2012	2011
Net sales	$--	$23	$188
Operating costs	--	(191)	(248)
Impairment, restructuring and other charges	--	(253)	--
Write-off of goodwill	--	(29)	--
Loss on sale of fixed assets	--	(125)	--
Loss from discontinued operations before benefit for income taxes	--	(575)	(60)
Income tax benefit	--	193	24
Loss from discontinued operations	$--	$(382)	$(36)

Note 4. OEM Partner Agreements

The Company sells all of its generators and a majority of its neurosurgery instruments and accessories to two U.S. based national and international OEM partners as described below:

Codman

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 30 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson.  On April 2, 2009, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories, effective January 1, 2009.  In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.  Both agreements expired on December 31, 2011 and have renewed for three years.  In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the bipolar generators and related disposables and accessories.

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

Total sales to Codman and its respective percent of the Company’s net sales for the years ended July 31, 2013, 2012 and 2011, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows (dollars in thousands):

	Year Ended July 31,
	2013	2012	2011
Net sales	$14,097	$11,150	$10,507
Percent of net sales	22.4%	18.6%	18.9%

Stryker Corporation (“Stryker”)

The Company supplies a multi-channel ablation generator, used for minimally invasive pain treatment, to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004, as amended.  The agreement expires on June 30, 2015.

On March 31, 2010, the Company entered into a supply agreement with Stryker pursuant to which the Company agreed to supply Stryker with disposable ultrasonic aspirator instrument tips and certain other consumable products used in conjunction with Stryker’s ultrasonic aspirator console and handpieces.  The agreement expires on March 31, 2016.

Total sales to Stryker and its respective percent of the Company’s net sales for the years ended July 31, 2013, 2012 and 2011, including the historical sales of pain control generators, and accessories that the Company has supplied in the past, as well as the disposable ultrasonic aspirator instrument tips sales and certain other consumable products resulting from the new agreements, were as follows (dollars in thousands):

	Year Ended July 31,
	2013	2012	2011
Net sales	$10,815	$10,398	$7,710
Percent of net sales	17.2%	17.3%	13.9%

No other customer comprises more than 10 percent of sales in any given quarter.

Note 5. Inventories

Inventories as of July 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012
Raw material and component parts	$7,418	$8,670
Work in progress	1,133	1,663
Finished goods	6,274	5,346
	$14,825	$15,679

Note 6.  Property and Equipment

Property and equipment as of July 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012
Land	$730	$730
Building and improvements	6,365	5,896
Machinery and equipment	8,665	7,974
Furniture and fixtures	1,058	1,222
Software	1,107	1,014
Construction in progress	177	287
	18,102	17,123
Less accumulated depreciation	9,140	7,884
	$8,962	$9,239

Depreciation expense is included in both cost of sales, selling and general and administrative expenses.  There are minimal long-lived assets outside of the United States.  Depreciation expense for the years ended July 31, 2013, 2012 and 2011 was approximately $1,123,000, $1,093,000 and $972,000, respectively.

Note 7.  Other Intangible Assets

Information regarding the Company’s other intangible assets is as follows (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
	July 31, 2013
Proprietary know-how	$4,057	$2,286	$1,771
Trademark	5,938	--	5,938
Licensing agreement	5,834	2,766	3,068
Customer relationships	531	--	531
Other intangibles	407	--	407
Patents	2,270	859	1,411
	$19,037	$5,911	$13,126

	July 31, 2012
Proprietary know-how	$4,057	$2,039	$2,018
Trademark	5,923	--	5,923
Licensing agreement	5,834	2,498	3,336
Patents	1,873	694	1,179
	$17,687	$5,231	$12,456

Goodwill of $1,495,000 and other intangibles of $1,530,000 are a result of the acquisition of M.I.S.S completed on July 8, 2013. Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005. The Company did not incur costs to renew or extend the term of acquired intangible assets during the fiscal year ended July 31, 2013.

Amortization is included in general and administrative expense and was $680,000, $600,000 and $653,000 for the years ended July 31, 2013, 2012 and 2011, respectively.  Amortization for the next five years is expected to approximate $800,000 annually.

Note 8. Accrued Expenses

Accrued expenses as of July 31, 2013 and 2012 consisted of the following (dollars in thousands):

	2013	2012
Payroll, commissions and employee benefits	$1,131	$786
Royalties	147	62
Warranty	15	15
Other	2,193	1,981
	$3,486	$2,844

Note 9.  Pledged Assets, Short and Long-Term Debt

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on July 31, 2013 permits borrowings up to $9.5 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon the Company’s leverage ratio. As of July 31, 2013, interest under the facility is charged at 2.27 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at July 31, 2013. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on September 30, 2013, to extend the termination date through September 30, 2016.

The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of July 31, 2013, the leverage ratio was 0.65 times and the minimum fixed charge coverage ratio was 488.6 times. Collateral availability under the line as of July 31, 2013, was approximately $9.5 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent.  Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum.  The unused portion of the facility is not charged a fee. There were no borrowings under this facility at July 31, 2013. The equipment line of credit was amended on September 30, 2013, to extend the maturity date to September 30, 2016.

Note 10. Operating Leases

The Company leases various equipment, a portion of its facilities in O’Fallon, Missouri and the facility in King of Prussia, Pennsylvania under operating leases.  The O’Fallon, Missouri lease expires in February 2016 and the King of Prussia, Pennsylvania lease has been renewed through October 2015.

The approximate minimum rental commitment under non-cancelable operating leases as of July 31, 2013 is due as follows (dollars in thousands):

Year Ending July 31,	Amount
2014	$388
2015	265
2016	87
2017	--
2018	--
$740

Rent expense incurred and charged to cost of sales and selling, general and administrative expenses was approximately $364,000, $353,000 and $358,000 for the years ended July 31, 2013, 2012 and 2011, respectively.

Note 11. Income Tax Matters

The Company and its wholly owned subsidiaries file as a single entity for income tax reporting purposes.  The net deferred income tax amounts included in the accompanying consolidated balance sheets as of July 31, 2013 and 2012 include the following amounts as deferred income tax assets and liabilities (dollars in thousands):

	2013	2012
Deferred tax assets:
Accounts receivable	$119	$85
Inventories	847	185
Accrued liabilities	186	165
Deferred revenue	5,940	6,423
Other	133	813
Loss on foreign subsidiaries	2,080	1,949
	9,305	9,620
Deferred tax liability
Property and equipment	1,561	1,362
Other intangible assets	2,360	2,923
	3,921	4,285
	$5,384	$5,335

The deferred tax amounts noted above have been classified on the accompanying consolidated balance sheets as of July 31, 2013 and 2012, as follows (dollars in thousands):

	2013	2012
Current assets	$1,827	$1,247
Long-term asset	3,557	4,088
	$5,384	$5,335

The provision for income taxes for the years ended July 31, 2013, 2012 and 2011, consisted of the following (dollars in thousands):

	2013	2012	2011
Current payable	$1,179	$2,153	$8,831
Deferred	(49)	153	(6,388)
	$1,130	$2,306	$2,443

Reconciliation of the Company’s income tax at the statutory rate to the Company’s effective rate is as follows:

	2013	2012	2011
Computed at the statutory rate	34.0%	34.0%	35.0%
State taxes, net of federal tax benefit	2.5	2.4	2.3
Production deduction for domestic manufacturers	(4.3)	(2.9)	(2.9)
Research and experimentation	(5.3)	(0.8)	(3.5)
Other	3.7	(3.2)	(0.6)
	30.6%	29.5%	30.3%

Note 12. Employee Benefit Plan

The Company has a 401(k) savings plan, which covers employees who have attained the age of 18 and who have been credited with at least one year of service.  Company contributions are made at the discretion of the Board of Directors.  The Company contributed $203,000, $79,000 and $51,000 to the plan for the years ended July 31, 2013, 2012 and 2011.

Note 13. Stock-Based Compensation Plans

Stock Option Plans

In addition to the historical options outstanding for Synergetics prior to the merger, the Company has options outstanding under two existing active option plans and two terminated plans of Valley Forge.  The first active plan, the Amended and Restated Synergetics USA, Inc. (the “2001 Plan”) was adopted by Valley Forge on January 16, 2001 pursuant to which 1,345,000 shares of common stock are authorized for issuance to employees, officers and consultants of the Company.  There were 53,632 options and restricted shares not yet awarded at July 31, 2013 under the 2001 Plan.  On September 19, 2005, the stockholders of Valley Forge voted to adopt the Valley Forge Scientific Corp. 2005 Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) pursuant to which 700,000 shares of common stock are authorized for issuance to non-employee directors.  There were 345,000 options available for future grants at July 31, 2013 under the Non-Employee Directors’ Plan.  Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire ten years from the date of the grant.  Generally, stock options granted under these plans vest over a three to five-year period, with the exception of the non-employee director options, which vest over a 12-month period.

A summary of the status of the fixed awards at July 31, 2013, 2012 and 2011 and changes during the years ended on those dates is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, July 31, 2010	576,695	$2.08	$1.71
For the period from August 1, 2010 through July 31, 2011:
Granted	108,751	$4.43	$3.56
Forfeited	(27,000)	$3.21	$2.71
Exercised	(141,417)	$1.49	$1.29
Options outstanding, July 31, 2011	517,029	$2.68	$2.16
For the period from August 1, 2011 through July 31, 2012
Granted	235,734	$6.21	$4.75
Forfeited	(56,133)	$4.11	$3.22
Exercised	(16,885)	$2.07	$1.99
Options outstanding, July 31, 2012	679,745	$3.80	$2.98
For the period from August 1, 2012 through July 31, 2013
Granted	142,227	$4.52	$3.42
Forfeited	(15,000)	$4.54	$3.66
Exercised	(59,310)	$1.10	$0.95
Options outstanding, July 31, 2013	747,662	$3.23	$4.17

Options exercisable, July 31, 2013	514,451	$2.92	$3.84

A further summary about awards outstanding at July 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Value
Unvested options, beginning of period	230,646	$5.24
Granted	142,227	$4.52
Vested	(134,662)	$4.89
Forfeited	(5,000)	$4.52
Unvested options, period end	233,211	$5.20

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (dollars in thousands), except exercise price:

	Fiscal Year Ended
	July 31, 2013	July 31, 2012	July 31, 2011
Proceeds of options exercised	$65	$35	$210
Related tax benefit recognized	72	24	125
Intrinsic value of options exercised	56	34	183

The following table provides information about options outstanding and exercisable options at July 31, 2013 (dollars in thousands):

	Options Outstanding	Exercisable Options
Number	747,662	514,451
Weighted average exercise price	$3.23	$2.92
Aggregate intrinsic value	$2,414	$1,501
Weighted average contractual term	7.0 years	6.3 years

The weighted average remaining life for options outstanding and weighted average exercise price per share for exercisable options at July 31, 2013 were as follows:

	Options Outstanding		Exercisable Options
	Shares	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Remaining Contractual Life (in years)
<$ 2.00	174,583	5.8 years	154,750	5.7 years
$2.01 to $3.00	40,000	4.5 years	40,000	4.5 years
$3.01 to $4.00	40,000	3.5 years	40,000	3.5 years
$4.01 to $5.00	257,345	8.0 years	150,385	7.2 years
$5.01 to $6.21	235,734	8.0 years	129,316	7.5 years
Total	747,662	7.0 years	514,451	6.3 years

During the second quarter of fiscal 2013, there were options to purchase 60,000 shares of common stock granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service.  Each independent director receives an option to purchase 10,000 shares of the Company’s common stock each year in which he or she is elected, appointed, or re-elected to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. These options vest pro-ratably on a quarterly basis over the next year of service on the Board.  The Company recorded $117,000 of compensation expense for the fiscal year ended July 31, 2013, with respect to these options.  The Company recorded $113,000 of compensation expense for the fiscal year ended July 31, 2013 for previously granted options.

During the second quarter of fiscal 2013, there were options to purchase 82,227 shares of common stock granted to the officers of the Company.  These options were granted in conjunction with the Company’s annual review of compensation as of August 1, 2012 and vest on a quarterly basis over the next five years of service. The Company recorded $41,000 of compensation expense for the fiscal year ended July 31, 2013, related to these options.  In addition, the Company recorded $192,000 of compensation expense for the fiscal year ended July 31, 2013 for previously granted options.

The Company expects to issue new shares as options are exercised. As of July 31, 2013, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $333,000 in fiscal 2014, $254,000 in fiscal 2015, $226,000 in fiscal 2016 and $88,000 in fiscal 2017.

The following table provides the weighted average fair value of options granted and the assumptions used in the Black-Scholes model:

	Fiscal Year Ended July 31,
	2013	2012	2011
Expected average risk-free interest rate	1.72%	1.92%	3.30%
Expected average life (in years)	10	10	10
Expected volatility	70.5%	71.4%	75.4%
Expected dividend yield	0.0%	0.0%	0.0%

The expected average risk-free rate is based on 10-year U.S. treasury yield curve in December of 2012.  The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns.  Expected volatility is based on historical volatilities of Synergetics USA, Inc.’s common stock.  The expected dividend yield is based on historical information and management’s plan.

Restricted Stock Plans

Under the Company’s 2001 Plan, the Company’s common stock may be granted at no cost to certain employees and consultants of the Company.  Certain plan participants are entitled to cash dividends and voting rights for their respective shares.  Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three-year or five-year vesting period or at the end of the third or fifth year.  These shares also vest upon a change of control event.  Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period.  As of July 31, 2013, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan.  The cost is expected to be recognized over a weighted average period of four years which is generally the vesting period.

In addition, during the fiscal year ended July 31, 2013, 15,309 shares were granted to advisory consultants under the 2001 Plan.  Compensation expense related to these shares was $55,000 for the fiscal year ended July 31, 2013.

The following table provides information about restricted stock grants during the fiscal year ended July 31, 2013, 2012 and 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of August 1, 2010	278,841	$2.03
Granted	43,846	$4.43
Vested	(11,980)	$1.75
Balance as of July 31, 2011	310,707	$2.38
Granted	202,072	$6.37
Forfeited	(39,384)	$5.88
Vested	(41,617)	$3.47
Balance as of July 31, 2012	431,778	$3.82
Granted	70,307	$4.52
Forfeited	(10,160)	$3.47
Vested	(86,677)	$4.57
Balance as of July 31, 2013	405,248	$3.79

Compensation expense associated with stock-based compensation plans as of July 31, 2013, 2012 and 2011 was as follows (dollars in thousands):

	July 31, 2013	July 31, 2012	July 31, 2011
Stock Options:
Directors	$230	$217	$100
Employees	233	154	60
Total	$463	$371	$160
Restricted Stock
Employees	$413	$357	$154
Advisors	55	36	44
Total	468	393	198
Total Compensation Expense	$931	$764	$358
Income Tax benefits from Share-based Compensation	$285	$225	$108

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

Note 15. Research and Development Costs

R&D costs related to both future and present products are charged to operations as incurred.  The Company incurred approximately $3,643,000, $3,642,000 and $3,713,000 of R&D costs during the years ended July 31, 2013, 2012 and 2011, respectively.

Note 16. Enterprise-wide Sales Information

Enterprise-wide sales information as of July 31, 2013, 2012 and 2011 consisted of the following (dollars in thousands):

	Fiscal Year Ended July 31,
	2013	2012	2011
Net Sales
Ophthalmic	$35,446	$35,240	$34,547
OEM (1)	26,469	23,973	19,456
Other (2)	881	801	1,654
Total	$62,796	$60,014	$55,657

	Fiscal Year Ended July 31,
	2013	2012	2011
Net Sales
Domestic	$46,489	$44,047	$38,997
International	16,307	15,967	16,660
Total	$62,796	$60,014	$55,657

(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker, sales of certain disposable products to Mobius along with sales of certain laser probes to Iridex in the comparable 2012 period. In addition, recognition of deferred revenues of $1.3 million from Alcon is included in this category for the fiscal year ended July 31, 2013. Recognition of deferred revenues of $266,000 and $1.2 million from Codman and Alcon, respectively, are included in this category for the fiscal year ended July 31, 2012.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Note 17. Commitments and Contingencies

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

Note 18. Quarterly Financial Data (Unaudited)

The following table provides the Company’s quarterly information as presented in the Form 10-Q (dollars in thousands except earnings per share):

Quarters ended:	July 31, 2013*	April 30, 2013	January 31, 2013	October 31, 2012
Net sales	$17,857	$16,264	$14,055	$14,620
Gross profit	9,676	9,051	5,171 **	8,473
Operating income	2,193	1,721	(2,153)	1,941
Net income	1,439	1,150	(1,382)	1,352
Earnings per share - basic
Net income	$0.06	$0.05	$(0.05)	$0.05
Earnings per share - diluted
Net income	$0.06	$0.05	$(0.05)	$0.05
Basic weighted average common shares outstanding	25,290,882	25,299,131	25,230,142	25,160,757
Diluted weighted average common shares outstanding	25,367,558	25,362,923	25,230,142	25,286,184

Quarters ended:	July 31, 2012	April 30, 2012		January 31, 2012	October 31, 2011
Net sales	$16,861	$14,568		$15,080	$13,505
Gross profit	9,809	7,822	***	8,972	7,916
Operating income	2,946	1,405		2,618	1,512
Income from continuing operations	1,942	1,006		1,867	1,153
Loss (income) from discontinued operations, net of tax	--	--		--	382
Net income	1,942	1,006		1,867	771
Earnings per share – basic
Income from continuing operations	$0.08	$0.04		$0.07	$0.05
Loss from discontinued operations	-	-		-	(0.02)
Net income	$0.08	$0.04		$0.07	$0.03
Earnings per share – diluted
Income from continuing operations	$0.08	$0.04		$0.07	$0.05
Loss from discontinued operations	-	-		-	(0.02)
Net income	$0.08	$0.04		$0.07	$0.03
Basic weighted average common shares outstanding	25,165,493	25,184,447		25,085,296	24,971,034
Diluted weighted average common shares outstanding	25,293,168	25,363,620		25,280,449	25,136,727
*      The M.I.S.S. acquisition has been reflected in our results of operations from July 8 through July 31, 2013.
**  In the second quarter of fiscal 2013, the Company recorded an inventory write-down of approximately $2.1 million, or approximately $0.06 per share, net of tax.
*** In the third quarter of fiscal 2012, the Company recorded an inventory write-down of approximately $367,000, or approximately $0.01 earnings per share, net of tax.

Note 19. Recent Accounting Pronouncements

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

In February 2013, the FASB issued an amendment to the comprehensive income standard to improve the transparency of reporting reclassifications out of accumulated other comprehensive income/loss.  Other comprehensive income/loss includes gains and losses that are initially excluded from net income for an accounting period.  Those gains and losses are later reclassified out of accumulated other comprehensive income/loss into net income.  The amendments do not change the current requirements for reporting net income or other comprehensive income/loss in financial statements.  The new amendments require the Company to present the effects on income statement line items of certain significant amounts reclassified out of accumulated other comprehensive income/loss and cross-reference to other disclosures currently required under U.S. GAAP for certain other reclassification items.  The Company was required to adopt this revised standard in the fourth quarter of fiscal 2013.  This revised standard had no impact on the Company’s results of operations or financial position.

In July 2012, the FASB issued guidance concerning the testing of indefinite-lived intangible assets for impairment. This guidance gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Subtopic 350-30, “Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.” Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted.  The revised standard did not have a material impact on the Company’s consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.

Note 20. Valuation Allowances and Qualifying Accounts

Schedule II — Valuation Allowances and Qualifying Accounts
(dollars in thousands)

Classifications	Balance at Beginning of Year	Charges to Cost and Expenses	Charges to Other Accounts	Deduction from Reserves	Balance at End of Year
Year ended July 31, 2011
Allowance for Doubtful Accounts & Returned Goods	$282	$5	$--	$(5)	$282
Allowance for Excess and Obsolete Inventory	$38	$44	$--	$--	$82
Year ended July 31, 2012
Allowance for Doubtful Accounts & Returned Goods	$282	$37	$--	$--	$319
Allowance for Excess and Obsolete Inventory	$82	$384	$--	$--	$466
Year ended July 31, 2013
Allowance for Doubtful Accounts & Returned Goods	$319	$207	$--	$31	$495
Allowance for Excess and Obsolete Inventory	$466	$1,368	$--	$--	$1,834
(1) Adjustments represent write-offs of uncollectible accounts receivable or excess and obsolete inventory.

Note 21. Subsequent Events

On September 30, 2013, the Company extended its revolving credit facility and its equipment line of credit through September 30, 2016.

On October 1, 2013, the Company announced that it plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri.  The Company expects to spend approximately $900,000 over the next fourteen months to complete the closure.  The Company expects the closure to result in a reduction in operating expense of more than $1.0 million on an annualized basis beginning in fiscal 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SYNERGETICS USA, INC.
(registrant)
October 1, 2013
/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

October 1, 2013	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 1, 2013
/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer and Director
(Principal Executive Officer)

October 1, 2013	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)
October 1, 2013
/s/ Robert H. Dick
Robert Dick, Chairman of the Board of Directors

October 1, 2013	/s/ Lawrence C. Cardinale
Lawrence C. Cardinale, Director

October 1, 2013	/s/ Guy R. Guarch
Guy Guarch, Director

October 1, 2013	/s/ Juanita H. Hinshaw
Juanita H. Hinshaw, Director

October 1, 2013	/s/ D. Graeme Thomas
D. Graeme Thomas, Director

*Robert Blankeneyer, Director

* Joined the Board of Directors on September 23, 2013.

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

10.2**
Form of Employee Restricted Stock Agreement for the Amended and Restated Synergetics USA, Inc. 2001 Stock Plan. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference.)

10.3**
Valley Forge Scientific Corp. 2000 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 4.3 to Valley Forge’s Registration Statement on Form S-8, Registration No. 333-72134 and incorporated herein by reference.)

10.4**
Valley Forge Scientific Corp. 1988 Non-Qualified Employee Stock Option Plan, as amended. (Filed as Exhibit 10.1 to Valley Forge’s Registration Statement on Form S-8, Registration No. 333-63637 and incorporated herein by reference.)

10.5**
Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and incorporated herein by reference.)

10.6**
Amendment No. 1 to Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009, and incorporated herein by reference.)

10.7**
Amendment No. 2 to Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan.  (Filed as Appendix A to the Registrant’s Proxy Statement on schedule 14A filed on November 14, 2012, and incorporated herein by reference.)

10.8**	401(k) and Profit-Sharing Plan. (Filed as Exhibit 10(x) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference.)

10.9**
Change of Control Agreement between Synergetics USA, Inc. and David M. Hable (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 3, 2009 and incorporated herein by reference.)

10.10**
Change in Control Agreement effective as of August 1, 2009 by and between Jerry Malis, MD and Synergetics USA, Inc. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2009 and incorporated here in by reference.)

10.11**
Change in Control Agreement effective as of August 1, 2010 by and between Pamela G. Boone and Synergetics USA, Inc. (Filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on October 12, 2010 and incorporated here in by reference.)

10.12**
Change in Control Agreement effective as of August 1, 2010 by and between Michael Fanning and Synergetics USA, Inc. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on March 9, 2011 and incorporated here in by reference.)

10.13**
Change in Control Agreement effective as of August 1, 2010 by and between Jason Stroisch and Synergetics USA, Inc. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 9, 2011 and incorporated here in by reference.)

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

10.19
Addendum No. 1 to Supply and Distribution Agreement by and between Synergetics USA, Inc. and Stryker Instruments Division of Stryker Corporation dated November 15, 2006.  (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2012 and incorporated herein by reference.)

10.20
Addendum No. 2 to Supply and Distribution Agreement by and between Synergetics USA, Inc. and Stryker Instruments Division of Stryker Corporation dated August 1, 2007.  (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 28, 2012 and incorporated herein by reference.)

10.21
Acknowledgement of Amendment of Solicitation/Modification of Contract by and between Synergetics USA, Inc. and Stryker Corporation dated January 9, 2012.  (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 28, 2012 and incorporated herein by reference.)

10.22
Acknowledgement of Amendment of Solicitation/Modification of Contract by and between Synergetics USA, Inc. and Stryker Corporation dated March 19, 2012.  (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 28, 2012 and incorporated herein by reference.)

10.23
Acknowledgement of Amendment of Solicitation/Modification of Contract by and between Synergetics USA, Inc. and Stryker Corporation dated as of June 26, 2012.  (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 28, 2012 and incorporated herein by reference.)

10.24
Acknowledgement of Amendment of Solicitation/Modification of Contract by and between Synergetics USA, Inc. and Stryker Instruments Division of Stryker Corporation, dated as of October 25, 2012.  (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 28, 2012, and incorporated herein by reference.)

10.25
Addendum No. 3 to Supply and Distribution Agreement by and between Synergetics USA, Inc. and Stryker Instruments Division of Stryker Corporation dated November 27, 2012.  (Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 27, 2012 and incorporated herein by reference.)

10.26* #	Supply Agreement by and between Synergetics, Inc. and Stryker Corporation dated March 31, 2010.

10.27* #	Amendment No. 1 to Supply Agreement by and between Synergetics, Inc. and Stryker Corporation dated November 28, 2011.

10.28* #	Amendment No. 2 to Supply Agreement by and between Synergetics, Inc. and Stryker Corporation dated June 30, 2012.

10.29* #	Product Development and Marketing Agreement by and between Synergetics USA, Inc. and Codman & Shurtleff, Inc. dated January 1, 2009.

10.30* #	Amendment No. 1 to Product Development and Marketing Agreement by and between Synergetics USA, Inc. and Codman & Shurtleff, Inc. dated October 21, 2009.

10.31* #	Trademark License Agreement by and between Synergetics IP, Inc. and Codman & Shurtleff, Inc. dated January 1, 2009.

10.32
Agreement of Lease between Liberty Property Limited Partnership and Valley Forge. (Filed as Exhibit 10.16 to Valley Forge’s to Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)

10.33
Amendment to Agreement of Lease between Liberty Property Limited Partnership and Synergetics USA, Inc. dated March 26, 2009. (Filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2009 and incorporated herein by reference.)

10.34
Amendment to Agreement of Lease between Liberty Property Limited Partnership and Synergetics USA, Inc. dated July 19, 2012.  (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2012 and incorporated herein by reference.)

10.35
Letter Agreement between Synergetics, Inc. and Regions Bank, dated February 22, 2006 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2006 and incorporated herein by reference.)

10.36
Credit and Security Agreement among Synergetics USA, Inc., Synergetics, Inc. and Regions Bank, dated March 13, 2006.  (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 and incorporated herein by reference.)

10.37
First Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated September 26, 2006.  (Filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and incorporated herein by reference.)

10.38
Second Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc., Regions Bank, as Agent and Lender, and Wachovia Bank, National Association, as Lender, dated December 8, 2006. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)

10.39
Third Amendment to Credit and Security Agreement by and among Synergetics, Inc., Synergetics USA, Inc. and Regions Bank, as Lender, dated June 7, 2007.  (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007 and incorporated herein by reference.)

10.40
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

10.42
Fifth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated December 1, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2008 and incorporated herein by reference.)

10.43***
Seventh Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated November 30, 2009 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2009 and incorporated herein by reference.)

10.44
Eighth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated November 30, 2010 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 and incorporated herein by reference.)

10.45
Ninth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated November 30, 2011 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2011 and incorporated herein by reference.)

10.46*	Tenth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated September 30, 2013.

10.47*	Third Amended and Restated Revolving Note from Synergetics, Inc. and Synergetics USA, Inc. in favor of Regions Bank, dated September 30, 2013.

10.48*	Second Amended and Restated 2008 Equipment Purchase Note from Synergetics, Inc. and Synergetics USA, Inc. in favor of Regions Bank dated September 30, 2013.

10.49
Confidential Settlement and License Agreement between Synergetics USA, Inc. and Alcon, Inc., Alcon Laboratories, Inc. and Alcon Research Ltd. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 and incorporated herein by reference.)

10.50
Supply Agreement between Synergetics, Inc. and Alcon Research Ltd. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 and incorporated herein by reference.)

21*	Subsidiaries of Registrant.

23.1*	Consent of UHY LLP.

31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. Of 2002.

32.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*          Filed herewith.
**    Management contract or compensatory plan or arrangement.
***  The Company did not enter into a sixth amendment to credit agreement.

#  Portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Commission. Omitted material for which confidential treatment has been requested has been filed seperately with the Commission.