Form 10-Q
period 2013-10-31
SYNERGETICS USA INC
filed 2013-12-09
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _______________ to _______________

Commission file number 001-10382

SYNERGETICS USA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5715943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3845 Corporate Centre Drive
O’Fallon,Missouri	63368
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of December 6, 2013 was 25,296,106 shares.

SYNERGETICS USA, INC.

Page | 2

Index
Part I — Financial Information
Item 1 — Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of October 31, 2013 (Unaudited) and July 31, 2013
(Dollars in thousands, except share data)

	October 31, 2013	July 31, 2013
Assets
Current Assets
Cash and cash equivalents	$13,537	$12,470
Accounts receivable, net of allowance for doubtful accounts of $555 and $495, respectively	12,730	14,425
Inventories	16,029	14,825
Income taxes refundable	--	254
Prepaid expenses	1,381	996
Deferred income taxes	1,887	1,827
Total current assets	45,564	44,797
Property and equipment, net	8,998	8,962
Intangible and other assets
Goodwill	12,228	12,155
Other intangible assets, net	11,603	11,715
Deferred income taxes	3,405	3,557
Patents, net	1,440	1,411
Cash value of life insurance	96	96
Total assets	$83,334	$82,693
Liabilities and stockholders’ equity
Current Liabilities
Accounts payable	3,109	3,237
Accrued expenses	3,203	3,486
Income taxes payable	81	--
Deferred revenue	1,288	1,288
Total current liabilities	7,681	8,011
Long-Term Liabilities
Deferred revenue	14,208	14,530
Total long-term liabilities	14,208	14,530
Total liabilities	21,889	22,541
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock at October 31, 2013 and July 31, 2013, $0.001 par value, 50,000,000 shares authorized; 25,296,106 and 25,292,960 shares issued and outstanding, respectively	25	25
Additional paid-in capital	27,673	27,489
Retained earnings	34,031	33,097
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(284)	(459)
Total stockholders’ equity	61,445	60,152
Total liabilities and stockholders’ equity	$83,334	$82,693

See Notes to Unaudited Condensed Consolidated Financial Statements.
Page | 3

Index
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
Three Months Ended October 31, 2013 and 2012
(Dollars in thousands, except share and per share data)

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012
Net sales	$15,530	$14,620
Cost of sales	6,606	6,147
Gross profit	8,924	8,473
Operating expenses
Research and development	1,197	861
Sales and marketing	3,576	3,263
Medical device excise tax	125	--
General and administrative	2,635	2,408
	7,533	6,532
Operating income	1,391	1,941
Other income (expenses)
Investment income	4	7
Miscellaneous	--	(3)
	4	4
Income from operations before provision for income taxes	1,395	1,945
Provision for income taxes	460	593
Net income	$935	$1,352
Earnings per share:
Basic earnings per share	$.04	$0.05
Diluted earnings per share	$.04	$0.05

Basic weighted average common shares outstanding	25,294,020	25,160,757
Diluted weighted average common shares outstanding	25,380,940	25,286,184

Net income	$935	$1,352
Foreign currency translation adjustment	175	70
Comprehensive income	$1,110	$1,422

See Notes to Unaudited Condensed Consolidated Financial Statements.
Page | 4

Index
Synergetics USA Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended October 31, 2013 and 2012
(Dollars in thousands, except share data)

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012
Cash Flows from Operating Activities
Net income	$935	$1,352
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	266	305
Amortization	180	161
Provision for doubtful accounts receivable	56	(3)
Stock-based compensation	184	243
Deferred income taxes	92	97
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	1,629	(169)
Inventories	(1,152)	(1,577)
Prepaid expenses	(236)	(229)
(Decrease) increase in:
Accounts payable	(135)	31
Accrued expenses	(267)	(42)
Deferred revenue	(322)	(322)
Income taxes payable	300	50
Net cash provided by (used in) operating activities	1,530	(103)

Cash Flows from Investing Activities
Purchase of property and equipment	(302)	(106)
Acquisition of patents and other intangibles	(82)	(78)
Net cash used in investing activities	(384)	(184)

Foreign exchange rate effect on cash and cash equivalents	(79)	(69)
Net decrease in cash and cash equivalents	1,067	(356)
Cash and cash equivalents
Beginning	12,470	12,680
Ending	$13,537	$12,324

See Notes to Unaudited Condensed Consolidated Financial Statements.
Page | 5

Index
Synergetics USA, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular information reflects dollars in thousands, except share and per share information)

Note 1. General

Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a medical device company.  Through continuous improvement and development of its people, the Company’s mission is to design, manufacture and market innovative surgical devices, surgical equipment and consumables of the highest quality in order to assist and enable surgeons who perform surgery around the world to provide a better quality of life for their patients.   The Company’s primary focus is on the surgical disciplines of ophthalmology and neurosurgery.  Its distribution channels include a combination of direct and independent vitreoretinal sales organizations and important strategic alliances with market leaders. The Company's product lines focus upon precision engineered, disposable and reusable devices, surgical equipment, procedural kits and the delivery of various energy modalities for the performance of surgery including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field.  The Company is located in O’Fallon, Missouri, King of Prussia, Pennsylvania and Corby, United Kingdom.  During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.

Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2013, and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 1, 2013 (the “Annual Report”).

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Annual Report. In the first three months of fiscal 2014, no significant accounting policies were changed.

Note 3.  Acquisition of M.I.S.S. Ophthalmics, LTD

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

The Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition resulting in the recognition of $0.9 million of intellectual property and $1.5 million of goodwill.

No supplemental pro-forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company's financial statements.
Page | 6

Index
Note 4. OEM Partner Agreements

The Company sells all of its generators and a majority of its neurosurgery instruments and accessories to two U.S.-based national and international original equipment manufacturer ("OEM") partners as described below:

Codman

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 30 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson.  On April 2, 2009, the Company executed a three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories, effective January 1, 2009.  In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.

On November 16, 2009, the Company announced the signing of an addendum to its agreement with Codman.  Under the terms of the revised agreement, Codman has the exclusive right to market and distribute the Company’s Malis® branded disposable bipolar forceps produced by Synergetics.  Codman began distribution of the disposable bipolar forceps on December 1, 2009, domestically, and on February 1, 2010, internationally.

Both agreements expired on December 31, 2011 and have renewed for three years.  In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the bipolar generators and related disposables and accessories.

Total sales to Codman and its respective percent of the Company’s net sales in the three months ended October 31, 2013 and 2012, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows:

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012
Net Sales	$4,101	$2,816
Percent of net sales	26.4%	19.3%

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

Total sales to Stryker and its respective percent of the Company’s net sales in the three months ended October 31, 2013, and 2012, including the historical sales of pain control generators, and accessories that the Company has supplied in the past, as well as the disposable ultrasonic instrument tips sales and certain other consumable products resulting from the new agreements, were as follows:

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012
Net Sales	$2,162	$2,559
Percent of net sales	13.9%	17.5%

No other customer comprises more than 10 percent of sales in any given quarter.
Page | 7

Index
Note 5. Stock-Based Compensation

Stock Option Plans

The following table provides information about stock-based awards outstanding at October 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding beginning of period	747,662	$4.17	$3.23
For the period August 1, 2013 through October 31, 2013
Granted	--	--	--
Forfeited	--	--	--
Exercised	--	--	--
Options outstanding, end of period	747,662	$4.17	$3.23
Options exercisable, end of period	545,883	$3.79	$2.95

There were no options granted in the first quarter of fiscal 2014.  Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed, or continues to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. These options vest pro-ratably on a quarterly basis over the next year of service on the Board.  During the second quarter of fiscal 2013, there were options to purchase 60,000 shares of Common Stock granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service.  These options also vest upon a change of control event. The Company recorded $43,000 and $68,000 of compensation expense for the three months ended October 31, 2013 and 2012, respectively, with respect to the directors’ options.

During the second quarter of fiscal 2013, there were options to purchase 82,227 shares of Common Stock granted to the officers and employees of the Company.  These options were granted in conjunction with the Company’s annual review of compensation as of August 1, 2012 and vest on a quarterly basis over the next four years of service. The Company recorded $17,000 of compensation expense for the three months ended October 31, 2013, related to these options.  In addition, the Company recorded $48,000 and $48,000 of compensation expense for the three months ended October 31, 2013 and 2012, respectively, for previously granted options.

The Company expects to issue new shares as options are exercised. As of October 31, 2013, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $225,000 for the remainder of fiscal 2014, $254,000 in fiscal 2015, $226,000 in fiscal 2016 and $88,000 in fiscal 2017.

The fair value of all options granted during the second quarter of fiscal 2013 was determined at the date of the grant using the Black-Scholes option-pricing model and the following assumptions:

Expected average risk-free interest rate	1.72%
Expected average life (in years)	10
Expected volatility	70.5%
Expected dividend yield	0.0%

The expected average risk-free rate is based on the 10-year U.S. treasury yield curve in December of 2012.  The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to the vesting schedules, historical exercises and forfeiture patterns.  Expected volatility is based on historical volatilities of the Company’s Common Stock.  The expected dividend yield is based on historical information and the Board of Directors' plan, to reinvest available resources in the growth of the Company for the foreseeable future.
Page | 8

Index
The intrinsic value of the in-the-money stock options outstanding was $393,000 and $2.0 million at October 31, 2013 and 2012, respectively.  The intrinsic value of in-the-money exercisable stock options was $375,000 and $1.2 million at October 31, 2013 and 2012, respectively.

Restricted Stock Plans

Under the Amended and Restated Synergetics USA, Inc. Stock Plan (the "2001 Plan"), the Company’s common stock may be granted at no cost to certain employees and consultants of the Company.  Certain plan participants are entitled to cash dividends and voting rights for their respective shares.  Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three-year or five-year vesting period or at the end of the third or fifth year.  These shares also vest upon a change of control event.  Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period.  As of October 31, 2013, there was approximately $928,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan.  The cost is expected to be recognized over a weighted average period of four years which is generally the vesting period. The following table provides information about restricted stock grants during the three-month period ended October 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2013	405,248	$3.79
Granted	--	--
Forfeited	(2,001)	$3.47
Vested	(51,117)	$2.97
Balance as of October 31, 2013	352,130	$3.91

Note 6. Fair Value Information

Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.

The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment or at least annually and recorded at fair value only when impairment is recognized. No impairment indicators existed as of October 31, 2013.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

Note 7. Supplemental Balance Sheet Information

Inventories: Inventories as of October 31, 2013 and July 31, 2013, respectively, were as follows (dollars in thousands):

	October 31, 2013	July 31, 2013
Raw material and component parts	$6,786	$7,418
Work in progress	1,829	1,133
Finished goods	7,414	6,274
	$16,029	$14,825

Page | 9

Index
Property and Equipment: Property and equipment as of October 31, 2013 and July 31, 2013, respectively, were as follows:

	October 31, 2013	July 31, 2013
Land	$730	$730
Building and improvements	6,515	6,365
Machinery and equipment	8,799	8,665
Furniture and fixtures	1,040	1,058
Software	1,108	1,107
Construction in progress	275	177
	18,467	18,102
Less accumulated depreciation	9,469	9,140
	$8,998	$8,962

Other Intangible Assets:  Information regarding the Company’s other intangible assets as of October 31, 2013 and July 31, 2013, respectively, were as follows:

	Gross Carrying Value	Accumulated Amortization	Net
	October 31, 2013
Proprietary know-how	$4,057	$2,348	$1,709
Trademark	5,940	--	5,940
Licensing agreement	5,834	2,834	3,000
Customer relationships	557	17	540
Other intangibles	427	13	414
Patents	2,350	910	1,440
	$19,165	$6,122	$13,043

	July 31, 2013
Proprietary know-how	$4,057	$2,286	$1,771
Trademark	5,938	--	5,938
Licensing agreement	5,834	2,766	3,068
Customer relationships	531	--	531
Other intangibles	407	--	407
Patents	2,270	859	1,411
	$19,037	$5,911	$13,126

Goodwill of $1,568,000 and other intangibles of $984,000 are a result of the acquisition of M.I.S.S. completed on July 8, 2013.  Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.

The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended October 31, 2013.  Amortization expense is included in general and administrative expense and was $180,000 for the three months ended October 31, 2013.  Amortization expense for the next five years is expected to approximate $800,000 annually.

Pledged Assets; Short and Long-Term Debt (Excluding Revenue Bonds Payable):  Short-term debt as of October 31, 2013 and July 31, 2013, consisted of the following:

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on October 31, 2013 permits borrowings up to $8.9 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon our leverage ratio. As of October 31, 2013, interest under the facility would have been 2.24 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at October 31, 2013. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on September 30, 2013, to extend the termination date through September 30, 2016.
Page | 10

Index
The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 31, 2013, the leverage ratio was 0.61 times and the minimum fixed charge coverage ratio was 553.1 times. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent.  Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum.  The unused portion of the facility is not charged a fee. There were no borrowings under this facility at October 31, 2013. The equipment line of credit was amended on September 30, 2013, to extend the maturity date to September 30, 2016.

Deferred Revenue: Deferred revenue as of October 31, 2013 and July 31, 2013, respectively, consisted of the following:

	October 31, 2013	July 31, 2013
Deferred revenue – Alcon settlement	$15,496	$15,818
Less: Short-term portion	1,288	1,288
Long-term portion	$14,208	$14,530

Note 8. Commitments and Contingencies

 The Company has entered into change of control agreements with each of its President and Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer, Vice President of Domestic Sales and Vice President of Marketing and Technology.  The change of control agreements with its executive officers provide that if employment is terminated within one year for cause or disability following a change in control (as each term is defined in the change in control agreements), as a result of the officers’ death, or by the officer other than as an involuntary termination (as defined in the change in control agreements), the Company shall pay the officer all compensation earned or accrued through his or her employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which they are entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).

If the officer’s employment is terminated within one year following a change of control without cause and for any reason other than death or disability, including an involuntary termination, and provided the officer enters into a separation agreement within 30 days of his or her employment termination, he or she  shall receive the following: (i) all Standard Compensation Due and any amount payable as of the termination date under the Company’s objectives-based incentive plan, the sum of which shall be paid in a lump sum immediately upon such termination; and (ii) an amount equal to one times his or her annual base salary at the rate in effect immediately prior to the change in control, to be paid in 12 equal monthly installments beginning in the month following his or her employment termination. Furthermore, all of the officer’s awards of shares or options shall immediately vest and be exercisable for one year after the date of his or her employment termination.

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
Page | 11

Index
Note 9. Enterprise-wide Sales Information

Enterprise-wide sales information for the three months ended October 31, 2013 and 2012, respectively, consisted of the following:

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012
Net Sales
Ophthalmic	$8,498	$8,662
OEM (1)	6,848	5,749
Other (2)	184	209
Total	$15,530	$14,620
Net Sales
Domestic	$11,869	$10,832
International	3,661	3,788
	$15,530	$14,620

(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products to Mobius Therapeutics LLC (“Mobius”). In addition, deferred revenues of $322,000 from the 2010 settlement with Alcon, Inc. (the “2010 Alcon settlement”) are included in this category for the three months ended October 31, 2013 and 2012, respectively. However, as cash from the 2010 Alcon settlement has already been collected, it will not impact our future liquidity.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Note 10. Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2015. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, unrecognized tax benefit, or a portion of an unrecognized tax benefit, is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This accounting standard update will be effective for the Company beginning in the first quarter fiscal 2015 and applied prospectively with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.
Page | 12

Index
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Synergetics USA, Inc. ("Synergetics USA" or the "Company”) is a leading supplier of precision surgical devices. The Company’s primary focus is on the Surgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent vitreoretinal sales organizations, both domestically and internationally, and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, disposable and reusable devices, surgical equipment, procedural kits and the delivery of various energy modalities for the performance of surgery including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide sales information is included in Note 9 to the unaudited condensed consolidated financial statements.

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

Recent Developments

Over the past few years, we have had several developments that we expect will contribute to the growth of our business in the foreseeable future, the most recent of which are as follows:

•	On June 27, 2012, the Company announced that it received 510(k) clearance from the U.S. Food and Drug Administration for VersaVITTM, a novel vitrectomy system for the retinal surgery market. On July 20, 2012, the VersaVITTM vitrectomy system received clearance for the “CE” mark, allowing access to the European market.

•	On November 28, 2012, the Company announced the signing of the third amendment to its agreement with Stryker Corporation (“Stryker”) for supply and distribution of a lesion generator and accessories, extending the termination date until June 30, 2015.

•	On July 9, 2013, the Company announced that it had acquired M.I.S.S. Ophthalmics (“M.I.S.S.”), a private ophthalmology distribution company incorporated in England and Wales, for net cash consideration of $2.8 million. M.I.S.S. was our distributor of ophthalmic products in the United Kingdom, and its wholesale distribution activities contributed approximately $1.1 million in revenue to the Company in fiscal 2013. M.I.S.S. generated total revenue of approximately $3.2 million during its fiscal year ended March 31, 2013 and was solidly profitable on an operating basis. The acquisition establishes a direct presence in one of the largest ophthalmic markets outside the U.S. which we believe will drive future operating efficiencies throughout our European operations, enhance sales management capabilities and favorably impact both top and bottom line financial performance in fiscal 2014.

•	On September 30, 2013, the Company extended its revolving credit facility and its equipment line of credit through September 30, 2016.

•	On October 1, 2013, the Company announced that it plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O'Fallon, Missouri. The Company expects to spend approximately $900,000 over the next fourteen months to complete the closure. No closure costs were expended during the first quarter of fiscal 2014. The Company expects the closure to result in a reduction in operating expenses of more than $1.0 million on an annualized basis beginning in fiscal 2016.

Page | 13

Index
Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY

	Three Months Ended October 31, 2013	Mix	Three Months Ended October 31, 2012	Mix
Ophthalmic	$8,498	54.7%	$8,662	59.3%
OEM (1)	6,848	44.1%	5,749	39.3%
Other (2)	184	1.2%	209	1.4%
Total	$15,530		$14,620

(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products to Mobius Therapeutics LLC ("Mobius"). In addition, deferred revenues of $322,000 from the 2010 settlement with Alcon, Inc. ("Alcon") are included in this category for the three months ended October 31, 2013 and 2012, respectively. However, as cash from the 2010 Alcon settlement has already been collected, it will not impact our future liquidity.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

The increase in sales for the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily due to the increase of $1.1 million in OEM sales partially offset by a $164,000 decrease in ophthalmic sales and $25,000 decrease in sales of other.  Currently, disposable product sales account for approximately 88.6 percent of our total product sales. Overall sales of our disposable products grew $1.6 million, or 13.0 percent, in the first quarter of fiscal 2014 as compared to the comparable period of fiscal 2013. Sales of capital equipment decreased by approximately $669,000, or 31.6 percent, in the first quarter of fiscal 2014 as compared to the comparable period of fiscal 2013.

RESULTS OF OPERATIONS
 (Dollars in Thousands, except for per share amounts)

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012	Increase (Decrease)
Net Sales	$15,530	$14,620	6.2%
Gross Profit	8,924	8,473	5.3%
Gross Profit Margin %	57.5%	58.0%	(0.9%)
Commercial Expenses
Research and Development	1,197	861	39.0%
Sales and Marketing	3,576	3,263	9.6%
General and Administrative	2,635	2,408	9.4%
Medical Device Excise Tax	125	--	N/M (1)
Operating Income	1,391	1,941	(28.3%)
Operating Margin	9.0%	13.3%	(32.3%)
EBITDA (2)	1,841	2,411	(23.6%)
Net Income	935	1,352	(30.8%)
Earnings per share	$0.04	$0.05	(20.0%)
Operating return on average equity (2)	1.5%	2.4%	(37.5%)
Operating return on average assets (2)	1.1%	1.7%	(35.3%)

(1)	Not Meaningful.
(2)	EBITDA, operating return on average equity and operating return on average assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as income from continuing operations before interest expense, income taxes, depreciation and amortization. Operating return on equity is defined as income from continuing operations divided by average equity. Operating return on assets is defined as income from continuing operations plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.
Page | 14

Index
Reconciliation of Non-GAAP Financial Measures  (dollars in thousands)

EBITDA Reconciliation	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012
Income from Continuing Operations	$935	$1,352
Interest	--	--
Income taxes	460	593
Depreciation	266	305
Amortization	180	161
EBITDA	$1,841	$2,411

Operating Return on Average Equity Calculation	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012
Income from Continuing Operations	$935	$1,352
Average Equity
October 31, 2013	61,445
July 31, 2013	60,152
October 31, 2012		58,142
July 31, 2012		56,478
Average Equity	60,799	57,310
Operating Return on Average Equity	1.5%	2.4%

Operating Return on Average Assets Calculation	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Income from Continuing Operations	$935	$1,352
Interest	--	--
Net Income + Interest	$935	$1,352
Average Assets
October 31, 2013	83,334
July 31, 2013	82,693
October 31, 2012		80,156
July 31, 2012		78,763
Average Assets	83,014	79,460
Operating Return on Average Assets	1.1%	1.7%

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
Page | 15

Index
Results Overview

Product categories as a percentage of total sales were as follows:

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012
Ophthalmic	54.7%	59.3%
OEM	44.1%	39.3%
Other	1.2%	1.4%
Total	100.0%	100.0%

International revenues represent $3.7 million, or 23.6 percent, of our total revenues for the three months ended October 31, 2013, as compared to $3.8 million, or 25.9 percent, for the three months ended October 31, 2012.  Many of the products we sell to our marketing partners and OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.

Our Business Strategy

The Company’s strategy is to enhance shareholder value through profitable revenue growth in targeted segments of the ophthalmology and neurosurgery markets. This is accomplished through the identification and development of reusable and disposable devices in collaboration with leading surgeons and OEM partners. We are committed to establishing a strong operational infrastructure and financial foundation within which growth opportunities can be prudently evaluated, financed and pursued. We will remain vigilant and sensitive to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. In fiscal 2014 and beyond, our strategic priorities are to generate growth in the ophthalmology business, deliver improved profitability through our enterprise-wide lean initiatives, manage our neurosurgery and other OEM businesses for stable growth and strong cash flows and demonstrate consistent, solid financial performance.

Generate Growth in our Ophthalmology Business

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

On October 1, 2013, the Company announced that it plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O'Fallon, Missouri.  The Company expects to spend approximately $900,000 over the next fourteen months to complete the closure.  No closure costs were expended during the first quarter of fiscal 2014.  The Company expects the closure to result in a reduction in operating expense of more than $1.0 million on an annualized basis beginning in fiscal 2016.
Page | 16

Index
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

Demonstrate Consistent, Solid Financial Performance

In the short and long-term, we expect to continue to deliver a growing revenue stream and meet increasing earnings objectives. We also will enhance our working capital usages by employing both our lean philosophy and our ERP system to derive more free cash flow from the business. We will prudently manage our capital structure to allow for additional growth opportunities and optimal cash deployment.

Demand Trends

The Company’s sales increased 6.2 percent during the first three months of fiscal 2014, compared with the first three months of fiscal 2013.  The most significant factor impacting this increase was an increase of $1.1 million in OEM sales during the first three months of fiscal 2014 (including $322,000 deferred revenue from the 2010 Alcon settlement in the first quarters of fiscal 2014 and 2013, respectively).  Currently, disposable product sales account for approximately 88.6 percent of our total product sales. Overall sales of our disposable products grew $1.6 million, or 13.0 percent, in the first quarter of fiscal 2014, as compared to the comparable period of fiscal 2013. Sales of capital equipment decreased by approximately $669,000, or 31.6 percent, in the first quarter of fiscal 2014, as compared to the comparable period of fiscal 2013.

Based upon a study performed by Market Scope LLC (“Market Scope”), dated March 2012, there are approximately 2,000 practicing retinal specialists in the United States and an additional 7,600 throughout the rest of the world. It is estimated that approximately 324,000 vitrectomies will be performed in the United States and 1.26 million total vitrectomies will be performed throughout the world in 2013.  Market Scope estimates that these procedures are growing at a rate of 2.4 percent annually.

Neurosurgical procedures on a global basis continue to rise at an estimated 1 to 3 percent growth rate, driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in emerging markets, among other factors. Based upon this growth in procedures, sales of neurosurgical products worldwide are forecasted to increase by approximately 4 percent.

In addition, we believe that the demand for high quality, innovative products and new technologies consistent with the Company’s devices and disposables will continue to favorably impact procedure growth in the ophthalmic and neurosurgical markets.

Pricing Trends

The Company has generally been able to maintain the average selling prices for its products. However, due to recent new products developed and launched, the Company has observed significant discounting practices from some of our major competitors in an effort to preserve their market share. This combined with an increase in product commoditization in the retinal space is increasing the pricing pressures on our ophthalmic products. The Company has no major domestic group purchasing agreements.
Page | 17

Index
Economic Trends

Economic conditions may continue to negatively impact capital expenditures at the hospital, ambulatory surgical center and physician level. Further, global economic conditions continue to negatively impact the volume and average selling price of the Company’s products in our European markets.  The Company’s international sales of ophthalmic products decreased 3.4 percent during the three months ended October 31, 2013.

Results Overview

During the fiscal quarter ended October 31, 2013, the Company recorded net sales of $15.5 million, which generated $8.9 million in gross profit, operating income of $1.4 million and net income of approximately $935,000, or $0.04 earnings per share.  The Company had $13.5 million in cash and no interest-bearing debt as of October 31, 2013. Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next 12 months.

Results of Operations

Three-Month Period Ended October 31, 2013, Compared to Three-Month Period Ended October 31, 2012

Net Sales

The following table presents net sales by category (dollars in thousands):

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012	Increase (Decrease)
Ophthalmic	$8,498	$8,662	(1.9%)
OEM (1)	6,848	5,749	19.1%
Other (2)	184	209	(12.0%)
Total	$15,530	$14,620	6.2%

(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products to Mobius. In addition, deferred revenues of $322,000 from the 2010 settlement with Alcon are included in this category for the three months ended October 31, 2013 and 2012, respectively. However, as cash from the 2010 Alcon settlement has already been collected, it will not impact our future liquidity.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales decreased 1.9 percent in the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013. Domestic ophthalmic sales decreased 0.8 percent in the first quarter of fiscal 2014, primarily due to the decreased sales of base business capital equipment and disposables partially, offset by increased sales of procedural kits.  International ophthalmic sales decreased 3.4 percent in the first quarter of fiscal 2014, primarily due to decreased sales of capital equipment and base business disposables, partially offset by sales from M.I.S.S.  OEM sales increased $1.1 million in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. Total OEM sales rose 19.1 percent to $6.8 million in the first quarter of fiscal 2014 (including $322,000 of deferred revenue from the 2010 Alcon settlement recognized), compared with $5.7 million in the first quarter of fiscal 2013 (including $322,000 of deferred revenue recognized). The increase in OEM sales benefited from strong volumes of disposable products sold to Codman.  Other sales decreased $25,000 in the first quarter of fiscal 2014, or 12.0 percent, compared to the first quarter of fiscal 2013.

Currently, disposable product sales account for approximately 88.6 percent of our total product sales. Overall sales of our disposable products grew $1.6 million, or 13.0 percent, in the first quarter of fiscal 2014, as compared to the comparable period of fiscal 2013. Sales of capital equipment decreased by approximately $669,000, or 31.6 percent, in the first quarter of fiscal 2014 as compared to the comparable period of fiscal 2013.
Page | 18

Index
The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012	Increase (Decrease)
Domestic (including Marketing Partners and OEM sales)	$11,869	$10,832	9.6%
International (including Canada)	3,661	3,788	(3.4%)
Total	$15,530	$14,620	6.2%

Domestic sales increased 9.6 percent in the first quarter of fiscal 2014 due to increases in OEM sales which are recorded as domestic sales.  International sales decreased 3.4 percent in the first quarter of fiscal 2014 primarily due to the decrease in international ophthalmology sales of 3.4 percent. The decrease in international ophthalmology sales was primarily due to decreased sales of capital equipment and base business disposables, partially offset by sales from M.I.S.S.

Gross Profit

Gross profit as a percentage of net sales was 57.5 percent in the first quarter of fiscal 2014 compared to 58.0 percent for the same period in fiscal 2013.  Gross profit as a percentage of net sales for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 decreased 0.5 percentage point primarily due to the impact of the mix of OEM sales.

Operating Expenses (dollars in thousands)

	Three Months Ended October 31, 2013		Three Months Ended October 31, 2012
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$1,197	7.7%	$861	5.9%
Sales & Marketing expenses	3,576	23.0%	3,263	22.3%
General & Administrative expenses	2,635	17.0%	2,408	16.5%
Medical Device Excise tax	125	0.8%	-	0.0%

Research and development expenses (“R&D”) as a percentage of net sales was 7.7 percent and 5.9 percent for the first quarter of fiscal 2014 and 2013, respectively.   R&D costs increased $336,000 in the first quarter of fiscal 2014 compared to the same period in fiscal 2013.  The Company’s pipeline included approximately 29 active projects in various stages of completion as of October 31, 2013.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers and reflects the Company’s R&D budget. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 6.0 to 8.0 percent of net sales over the next few years.

Sales and marketing expenses increased $313,000 to approximately $3.6 million, or 23.0% percent of net sales, for the first quarter of fiscal 2014 compared to $3.3 million, or 22.3 percent of net sales, for the first quarter of fiscal 2013.  The increase is primarily due to the addition of M.I.S.S. personnel.

General and administrative expenses increased by approximately $227,000 to $2.6 million, or 17.0 percent of net sales, in the first quarter of fiscal 2014 compared to $2.4 million, or 16.5 percent of net sales, for the first quarter of fiscal 2013. The increase is primarily due to the addition of the M.I.S.S. personnel.

Medical device excise tax was $125,000, or 0.8 percent of net sales, for the first quarter of fiscal 2014.

Other Income/(Expenses)

 Other income for the first quarter of fiscal 2014 remained flat at $4,000, compared to the first quarter of fiscal 2013.

Page | 19

Index
Operating Income, Income Taxes and Net Income

Operating income for the first quarter of fiscal 2014 decreased $550,000 to $1.4 million, as compared to the comparable 2013 fiscal period. The decrease in operating income was primarily the result of a 6.2 percent increase in sales partially offset by a 7.5 percent increase in cost of sales, resulting in a $451,000 increase in gross profit.  The increase in gross profit was wholly offset by a 39.0 percent increase in R&D expenses, a 9.6 percent increase in sales and marketing expenses, a 9.4 percent increase in general and administrative expenses and $125,000 in medical device excise taxes.

The Company recorded a $460,000 tax provision on pre-tax income of $1.4 million, a 33.0 percent tax provision, in the quarter ended October 31, 2013.  In the quarter ended October 31, 2012, the Company recorded a $593,000 tax provision on pre-tax income of $1.9 million, a 30.5 percent tax provision.

Net income decreased by $417,000 to $935,000 for the first quarter of fiscal 2014 from $1.4 million for the same period in fiscal 2013. The decrease in net income was primarily from the decrease in operating income discussed above.  Basic and diluted earnings per share from continuing operations for the first quarter of fiscal 2014 was $0.04 as compared to $0.05 in the first quarter of fiscal 2013.  Basic weighted average shares outstanding increased from 25,160,757 at October 31, 2012, to 25,294,020 at October 31, 2013.

Liquidity and Capital Resources

The Company had approximately $13.5 million in cash and no interest-bearing debt as of October 31, 2013.

Working capital, including the management of inventory and accounts receivable, is a key management focus. At October 31, 2013, the Company had an average of 73 days of sales outstanding utilizing the trailing 12 months’ sales for the period ended October 31, 2013. The 73 days of sales outstanding at October 31, 2013, was 11 days favorable when compared to July 31, 2013, and 1 day unfavorable when compared to October 31, 2012, utilizing the trailing 12 months of sales.

At October 31, 2013, the Company had 190 days of average cost of sales in inventory on hand utilizing the trailing 12 months’ cost of sales for the period ended October 31, 2013.  The 190 days of cost of sales in inventory was unfavorable to July 31, 2013, by 12 days and 52 days favorable to October 31, 2012, utilizing the trailing 12 months of cost of sales. The Company had invested $3.0 million in inventory for new products and new product launches at October 31, 2013.  However, the Company had $1.6 million in backlog as of October 31, 2013.

Cash flows provided by operating activities were $1.5 million for the three months ended October 31, 2013, compared to cash flows used in operating activities of approximately $103,000 for the comparable fiscal 2013 period. The increase in cash flows of $1.6 million was primarily attributable to the decrease in accounts receivable of $1.8 million, the decrease in inventory of $425,000 and the increase in taxes payable of $250,000, offset by a $417,000 decrease in net income, a $225,000 decrease in accrued expenses and a $166,000 decrease in accounts payable and various other adjustments to reconcile net income to net cash provided of $32,000.

Cash flows used by investing activities were $384,000 for the three months ended October 31, 2013, compared to $184,000 of cash used by investing activities for the comparable fiscal 2013 period. During the three months ended October 31, 2013, cash additions to property and equipment were $302,000, compared to $106,000 during the three months ended October 31, 2012.

There were no cash flows used in financing activities for the three months ended October 31, 2013 or for the three months ended October 31, 2012.

The Company had the following committed financing arrangements as of October 31, 2013, but had no borrowings thereunder:
Page | 20

Index
Revolving Credit Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of October 31, 2013, interest under the facility would have been 2.24 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at October 31, 2013. Outstanding amounts, if any, are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on September 30, 2013, to extend the termination date through September 30, 2016.

The facility has two financial covenants:  a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of October 31, 2013, the Company’s leverage ratio was 0.61 times and the fixed charge coverage ratio was 553.1 times. Collateral availability under the line as of October 31, 2013, was approximately $8.9 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit:   Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of October 31, 2013. The equipment line of credit was amended on September 30, 2013, to extend the maturity date to September 30, 2016.

Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next 12 months.  In addition, the remaining deferred revenue from the Alcon settlement will flow through our statement of income over the next 13 years.  However, as cash has already been collected from the 2010 Alcon settlement, it will not impact our future liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended July 31, 2013.

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
Page | 21

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

Critical Accounting Policies

The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.  In the first three months of fiscal 2014, there were no changes to the significant accounting policies.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $13.5 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 30 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 15 basis points would decrease the amount of interest income from these funds by approximately $20,000.

The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at October 31, 2013, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at October 31, 2013, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these two facilities.

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

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2013. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2013, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Page | 22

Index
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1 — Legal Proceedings

     From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.  If a loss is not probable, a liability is not recorded.  As of October 31, 2013, the Company has no litigation reserve recorded.

Item 1A — Risk Factors

The Company’s business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Mine Safety Disclosures

Not applicable

Item 5 — Other Information

(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013.
Page | 23

Index
Item 6 — Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Page | 24

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC.
(Registrant)

December 9, 2013	/s/David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

December 9, 2013	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)

Page | 25