Form 10-Q
period 2014-01-31
SYNERGETICS USA INC
filed 2014-03-06
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of March 3, 2014 was 25,329,411 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

			Page
PART I	Financial Information

	Item 1.	Financial Statements	3
		Condensed Consolidated Balance Sheets as of January 31, 2014 (Unaudited) and July 31, 2013
		Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended January 31, 2014 and 2013 (Unaudited)	4
		Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2014 and 2013 (Unaudited)	5
		Notes to Unaudited Condensed Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
	Item 4.	Controls and Procedures	27

PART II	Other Information		28

	Item 1.	Legal Proceedings	28
	Item 1A.	Risk Factors	28
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
	Item 3.	Defaults Upon Senior Securities	28
	Item 4.	Mine Safety Disclosures	28
	Item 5.	Other Information	28
	Item 6.	Exhibits	29
Trademark Acknowledgements			30
Signatures			31
Retirement Agreement between Synergetics USA, Inc. and Dr. Jerry L. Malis, dated December 21, 2013			32
Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002			42
Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002			43
Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002			44
Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002			45

Page | 2

Index
Part I — Financial Information
Item 1 — Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of January 31, 2014 (Unaudited) and July 31, 2013
(Dollars in thousands, except share data)

	January 31, 2014	July 31, 2013
Assets
Current Assets
Cash and cash equivalents	$11,222	$12,470
Accounts receivable, net of allowance for doubtful accounts of $505 and $495, respectively	13,219	14,425
Inventories	16,720	14,825
Income taxes refundable	--	254
Prepaid expenses	1,399	996
Deferred income taxes	1,958	1,827
Total current assets	44,518	44,797
Property and equipment, net	9,126	8,962
Intangible and other assets
Goodwill	12,273	12,155
Other intangible assets, net	11,477	11,715
Deferred income taxes	3,461	3,557
Patents, net	1,438	1,411
Cash value of life insurance	96	96
Total assets	$82,389	$82,693
Liabilities and stockholders’ equity
Current Liabilities
Accounts payable	$3,036	$3,237
Accrued expenses	2,482	3,486
Income taxes payable	30	--
Deferred revenue	1,288	1,288
Total current liabilities	6,836	8,011
Long-Term Liabilities
Deferred revenue	13,886	14,530
Total long-term liabilities	13,886	14,530
Total liabilities	20,722	22,541
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock at January 31, 2014 and July 31, 2013, $0.001 par value, 50,000,000 shares authorized; 25,329,411 and 25,292,960 shares issued and outstanding, respectively	25	25
Additional paid-in capital	28,155	27,489
Retained earnings	33,806	33,097
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(319)	(459)
Total stockholders’ equity	61,667	60,152
Total liabilities and stockholders’ equity	$82,389	$82,693

See Notes to Unaudited Condensed Consolidated Financial Statements.
Page | 3

Index
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
Three and Six Months Ended January 31, 2014 and 2013
(Dollars in thousands, except share and per share data)

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013
Net sales	$15,096	$14,055	$30,626	$28,675
Cost of sales	6,698	8,884	13,304	15,031
Gross profit	8,398	5,171	17,322	13,644
Operating expenses
Research and development	1,513	827	2,710	1,688
Sales and marketing	3,630	3,580	7,205	6,843
Medical device excise tax	115	45	240	45
Exit costs	514	--	514	--
General and administrative	3,003	2,872	5,638	5,280
	8,775	7,324	16,307	13,856
Operating (loss) income	(377)	(2,153)	1,015	(212)
Other income (expenses)
Investment income	3	6	6	13
Interest expense	--	(4)	--	(4)
Miscellaneous	--	(20)	--	(23)
	3	(18)	6	(14)
(Loss) Income from operations before (benefit) provision for income taxes	(374)	(2,171)	1,021	(226)
(Benefit) Provision for income taxes	(149)	(789)	312	(196)
Net (loss) income	$(225)	$(1,382)	$709	$(30)
(Loss) Earnings per share:
Basic (loss) earnings per share	$(0.01)	$(0.05)	$0.03	$0.00
Diluted (loss) earnings per share	$(0.01)	$(0.05)	$0.03	$0.00

Basic weighted average common shares outstanding	25,309,641	25,230,142	25,301,830	25,195,449
Diluted weighted average common shares outstanding	25,309,641	25,230,142	25,386,679	25,195,449

Net (loss) income	$(225)	$(1,382)	$709	$(30)
Foreign currency translation adjustment	(35)	184	140	254
Comprehensive (loss) income	$(260)	$(1,198)	$849	$224

See Notes to Unaudited Condensed Consolidated Financial Statements.
Page | 4

Index
Synergetics USA Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended January 31, 2014 and 2013
(Dollars in thousands, except share data)

	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013
Cash Flows from Operating Activities
Net income (loss)	$709	$(30)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	571	542
Amortization	366	317
Provision for doubtful accounts receivable	6	31
Stock-based compensation	605	456
Deferred income taxes	(35)	(426)
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	1,164	781
Inventories	(1,854)	591
Prepaid expenses	(254)	(297)
Income taxes refundable	254	(1,161)
(Decrease) increase in:
Accounts payable	(213)	(256)
Accrued expenses	(940)	(384)
Deferred revenue	(644)	(644)
Income taxes payable	(37)	(191)
Net cash used in continuing operating activities	$(302)	$(671)

Cash Flows from Investing Activities
Purchase of property and equipment	(735)	(301)
Acquisition of patents and other intangibles	(139)	(115)
Net cash used in continuing investing activities	(874)	(416)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	36	88
Tax benefit associated with the exercise of non- qualified stock options	25	72
Net cash provided by financing activities	61	160

Foreign exchange rate effect on cash and cash equivalents	(133)	(69)
Net decrease in cash and cash equivalents	(1,248)	(996)
Cash and cash equivalents
Beginning	12,470	12,680
Ending	$11,222	$11,684

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

     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2013, and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 1, 2013 (the “Annual Report”).

Note 2. Summary of Significant Accounting Policies

    The Company’s significant accounting policies are disclosed in the Annual Report. In the first six months of fiscal 2014, no significant accounting policies were changed.

Note 3.  Exit Costs

On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri. The Company expects to complete the closure over the next 11 months.  Costs are recognized in “Exit costs” in the consolidated statements of operations.  As of January 31, 2014, the Company had a current liability of $241,000 for employee termination benefits in accrued expenses.
Page | 6

Index

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013	Cumulative as of January 31, 2014	Total Expected to be Incurred
Employee termination benefits	$499	$--	$499	$--	$499	$1,085
Other associated costs	15	--	15	--	15	79
	$514	$--	$514	$--	$514	$1,164

Termination Costs
Exit Liabilities at October 1, 2013	$--
Additions	514
Payments	(273)
Exit Liabilities at January 31, 2014	$241

Note 4.  Acquisition of M.I.S.S. Ophthalmics Limited

On July 8, 2013, a subsidiary of the Company acquired M.I.S.S. Ophthalmics Limited (“M.I.S.S.”), a private ophthalmology distribution company incorporated in England and Wales, for net cash consideration of $2.8 million.  M.I.S.S. was the Company’s distributor of ophthalmic products in the United Kingdom, and its wholesale distribution activities contributed approximately $1.1 million in revenue to the Company in fiscal 2013.  M.I.S.S. generated total revenue of approximately $3.2 million during its fiscal year ended March 31, 2013.

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

Note 5. OEM Partner Agreements

     The Company sells all of its generators and a majority of its neurosurgery instruments and accessories to two U.S.-based national and international original equipment manufacturer (“OEM”) partners as described below:

Codman & Shurtleff, Inc. (“Codman”)

     In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 30 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson.  Pursuant to a distribution agreement with Codman, Codman has exclusive rights to distribute certain of the Company’s bipolar generators and related disposables and accessories, as well as the Malis® SpetzlerTM branded disposable bipolar forceps produced by Synergetics.  Codman markets and distributes these products both domestically and internationally.  In addition, the Company has granted Codman a license to use the Company’s Malis® trademark with certain Codman products, including those covered by the distribution agreement.  The distribution and licensing agreements both expire at the end of calendar 2014.

     Total sales to Codman and its respective percent of the Company’s net sales for the three and six months ended January 31, 2014 and 2013, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows (dollars in thousands):

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013
Net Sales	$3,090	$2,966	$7,191	$5,771
Percent of net sales	20.5%	21.1%	23.5%	20.1%

Page | 7

Index
Stryker Corporation (“Stryker”)

The Company supplies a multi-channel ablation generator, used for minimally invasive pain treatment, to Stryker pursuant to a supply and distribution agreement that expires on June 30, 2015.  The Company also maintains a supply agreement with Stryker pursuant to which the Company supplies Stryker with disposable ultrasonic aspirator instrument tips and certain other consumable products used in conjunction with Stryker’s ultrasonic aspirator console and handpieces.  This agreement expires on March 31, 2016.

     Total sales to Stryker and its respective percent of the Company’s net sales for the three and six months ended January 31, 2014 and 2013, including the historical sales of pain control generators and accessories that the Company has supplied in the past, as well as the disposable ultrasonic instrument tips sales and certain other consumable products resulting from the new agreements, were as follows (dollars in thousands):

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013
Net Sales	$2,452	$1,820	$4,613	$4,378
Percent of net sales	16.2%	12.9%	15.1%	15.3%

No other customer comprises more than 10 percent of sales in any given quarter.

Note 6. Stock-Based Compensation

Stock Option Plans

     The following table provides information about stock-based awards outstanding at January 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding beginning of period	747,662	$4.17	$3.23
For the period August 1, 2013 through January 31, 2014
Granted	117,500	$3.64	$2.72
Forfeited	--	--	--
Exercised	(30,000)	$1.20	$1.00
Options outstanding, end of period	835,162	$4.20	$3.24
Options exercisable, end of period	567,885	$4.00	$3.11

     During the second quarter of fiscal 2014, there were options to purchase 60,000 shares of Common Stock granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service.  Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed or continues to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan, as amended.   These options also vest upon a change of control event. The Company recorded $13,000 of compensation expense for the three months ended January 31, 2014 for these options.  The Company recorded $29,000 and $71,000 of compensation expense for the three and six months ended January 31, 2014, respectively, for previously granted director options.
Page | 8

Index
     During the second quarter of fiscal 2014, there were options to purchase 57,500 shares of Common Stock granted to the officers and certain employees of the Company.  These options were granted in conjunction with the Company’s annual review of compensation as of August 1, 2013 and vest on a quarterly basis over the next four years of service. The Company recorded $3,000 of compensation expense for the three months ended January 31, 2014 for these options.  The Company recorded $163,000 and $228,000 of compensation expense for three and six months ended January 31, 2014, respectively for previously granted officer and employee options.  As a result of the King of Prussia facility closure, $101,000 of this compensation expense is included in exit costs for the three and six months ended January 31, 2014.

     The Company expects to issue new shares as options are exercised. As of January 31, 2014, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $211,000 for the remainder of fiscal 2014, $324,000 in fiscal 2015, $238,000 in fiscal 2016, $119,000 in fiscal 2017 and $17,000 in fiscal 2018.

    The fair value of all options granted during the second quarter of fiscal 2014 was determined at the date of the grant using the Black-Scholes option-pricing model and the following assumptions:

Expected average risk-free interest rate	2.9%
Expected average life (in years)	10
Expected volatility	68.6%
Expected dividend yield	0.0%

   The expected average risk-free rate is based on the 10-year U.S. treasury yield curve in December 2013.  The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to the vesting schedules, historical exercises and forfeiture patterns.  Expected volatility is based on historical volatilities of the Company’s Common Stock.  The expected dividend yield is based on historical information and management’s plan.

      The fair value of the in-the-money stock options outstanding was $698,000 and $2.5 million at January 31, 2014 and 2013, respectively.  The fair value of in-the-money exercisable stock options was $384,000 and $830,000 at January 31, 2014 and 2013, respectively.

Restricted Stock Plans

     Under the Company’s Second Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (“2001 Plan”), the Company’s Common Stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three-year to five-year period or at the end of the third, fourth or fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. As of January 31, 2014, there was approximately $744,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. The cost is expected to be recognized over a weighted average period of four years which is generally the vesting period. The Company recorded $199,000 and $262,000 of compensation expense for three and six months ended January 31, 2014, respectively.  As a result of the King of Prussia facility closure, $100,000 of this compensation expense is included in exit costs for the three and six months ended January 31, 2014.  The following table provides information about restricted stock grants during the six months ended January 31, 2014:
Page | 9

Index

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2013	405,248	$3.79
Granted	7,000	$3.82
Forfeited	(2,335)	$3.88
Vested	(131,916)	$4.59
Balance as of January 31, 2014	277,977	$3.41

Note 7. Fair Value Information

     Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.

     The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment or at least annually and recorded at fair value only when impairment is recognized. No impairment indicators existed as of January 31, 2014.

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

Note 8. Supplemental Balance Sheet Information

Inventories: Inventories as of January 31, 2014 and July 31, 2013, respectively, were as follows:

	January 31, 2014	July 31, 2013
Raw material and component parts	$8,361	$7,418
Work in progress	1,314	1,133
Finished goods	7,045	6,274
	$16,720	$14,825

Property and Equipment: Property and equipment as of January 31, 2014 and July 31, 2013, respectively, were as follows:

	January 31, 2014	July 31, 2013
Land	$730	$730
Building and improvements	6,519	6,365
Machinery and equipment	8,915	8,665
Furniture and fixtures	1,070	1,058
Software	1,113	1,107
Construction in progress	537	177
	18,884	18,102
Less accumulated depreciation	9,758	9,140
	$9,126	$8,962

Other Intangible Assets:  Information regarding the Company’s other intangible assets as of January 31, 2014 and July 31, 2013, respectively, were as follows:

	Gross Carrying Value	Accumulated Amortization	Net
	January 31, 2014
Proprietary know-how	$4,057	$2,409	$1,648
Trademark	5,941	--	5,941
Licensing agreement	5,834	2,901	2,933
Customer relationships	573	31	542
Other intangibles	439	26	413
Patents	2,299	861	1,438
	$19,143	$6,228	$12,915
	July 31, 2013
Proprietary know-how	$4,057	$2,286	$1,771
Trademark	5,938	--	5,938
Licensing agreement	5,834	2,766	3,068
Customer relationships	531	--	531
Other intangibles	407	--	407
Patents	2,270	859	1,411
	$19,037	$5,911	$13,126

Page | 10

Index
Goodwill of $1,613,000 and other intangibles of $1,012,000 are a result of the acquisition of M.I.S.S. completed on July 8, 2013.  Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.

The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended January 31, 2014.  Amortization expense is included in general and administrative expense and was $186,000 and $366,000 for the three and six months ended January 31, 2014, respectively.  Amortization expense for the next five years is expected to approximate $800,000 annually.

Pledged Assets; Short and Long-Term Debt (Excluding Revenue Bonds Payable):  Short-term debt as of January 31, 2014 and July 31, 2013, consisted of the following:

     Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on January 31, 2014 permits borrowings up to $9.3 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon the Company’s leverage ratio. As of January 31, 2014, interest under the facility would have been 2.16 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at January 31, 2014. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on September 30, 2013, to extend the termination date through September 30, 2016.

     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of January 31, 2014, the leverage ratio was 0.57 times and the minimum fixed charge coverage ratio was 1,739.3 times. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent.  Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum.  The unused portion of the facility is not charged a fee. There were no borrowings under this facility at January 31, 2014. The equipment line of credit was amended on September 30, 2013, to extend the maturity date to September 30, 2016.

Deferred Revenue: Deferred revenue as of January 31, 2014 and July 31, 2013, respectively, consisted of the following:

	January 31, 2014	July 31, 2013
Deferred revenue – Alcon, Inc. settlement	$15,174	$15,818
Less: Short-term portion	1,288	1,288
Long-term portion	$13,886	$14,530

Note 9. Commitments and Contingencies

 The Company has entered into change of control agreements with each of its President and Chief Executive Officer, Chief Financial Officer, Vice President of Domestic Sales and Vice President of Marketing and Technology.  The change of control agreements with its executive officers provide that if employment is terminated within one year for cause or disability following a change in control (as each term is defined in the change in control agreements), as a result of the officer’s death, or by the officer other than as an involuntary termination (as defined in the change in control agreements), the Company shall pay the officer all compensation earned or accrued through his or her employment termination date, including (i) base salary; (ii) reimbursement for reasonable and necessary expenses; (iii) vacation pay; (iv) bonuses and incentive compensation; and (v) all other amounts to which they are entitled under any compensation or benefit plan of the Company (“Standard Compensation Due”).
Page | 11

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

Note 10. Enterprise-wide Sales Information

      Enterprise-wide sales information for the three and six months ended January 31, 2014 and 2013, respectively, consisted of the following:

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013
Net Sales
Ophthalmic	$8,739	$8,684	$17,237	$17,347
OEM (1)	6,123	5,178	12,971	10,926
Other (2)	234	193	418	402
Total	$15,096	$14,055	$30,626	$28,675
Net Sales
Domestic	$11,050	$9,977	$22,919	$20,809
International	4,046	4,078	7,707	7,866
	$15,096	$14,055	$30,626	$28,675

(1)	Net sales to OEM customers represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel ablation generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products to Mobius Therapeutics LLC. In addition, deferred revenues of $322,000 from the 2010 settlement with Alcon, Inc. (the “2010 Alcon settlement”) are included in this category for the three and six months ended January 31, 2014 and 2013, respectively. However, as cash from the 2010 Alcon settlement has already been collected, it will not impact the Company’s future liquidity.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.
Page | 12

Index
Note 11. Recent Accounting Pronouncements

     In March 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2015. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a leading supplier of precision surgical devices. The Company’s primary focus is on the surgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent vitreoretinal sales organizations, both domestically and internationally, and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, disposable and reusable devices, surgical equipment, procedural kits and the delivery of various energy modalities for the performance of surgery including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide sales information is included in Note 10 to the unaudited condensed consolidated financial statements.

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

Recent Developments

 Over the past few years, we have had several developments that we expect will contribute to the growth of our business in the foreseeable future, the most recent of which are as follows:

•	On June 27, 2012, the Company announced that it received 510(k) clearance from the U.S. Food and Drug Administration for VersaVITTM, a novel vitrectomy system for the retinal surgery market. On July 20, 2012, the VersaVITTM vitrectomy system received clearance for the “CE” mark, allowing access to the European market. The Company continues its commercialization efforts on VersaVITTM and its related consumables.
Page | 13

Index
•	On November 28, 2012, the Company announced the signing of the third amendment to its agreement with Stryker Corporation (“Stryker”) for supply and distribution of a lesion generator and accessories, extending the expiration date until June 30, 2015.

•	On July 9, 2013, the Company announced that it had acquired M.I.S.S. Ophthalmics Limited (“M.I.S.S.”), a private ophthalmology distribution company incorporated in England and Wales, for net cash consideration of $2.8 million. M.I.S.S. was our distributor of ophthalmic products in the United Kingdom, and its wholesale distribution activities contributed approximately $1.1 million in revenue to the Company in fiscal 2013. M.I.S.S. generated total revenue of approximately $3.2 million during its fiscal year ended March 31, 2013 and was solidly profitable on an operating basis. The acquisition establishes a direct presence in one of the largest ophthalmic markets outside the U.S. which we believe will drive future operating efficiencies throughout our European operations, enhance sales management capabilities and favorably impact both top and bottom line financial performance in fiscal 2014.

•	On September 30, 2013, the Company extended its revolving credit facility and its equipment line of credit through September 30, 2016.

•	On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri. The Company expects to expense approximately $1.2 million over the next 11 months to complete the closure. Exit costs of $514,000 were expended during the first six months of fiscal 2014. The Company expects the closure to result in a reduction in operating expense of more than $1.1 million on an annualized basis beginning in fiscal 2016.

Effective December 31, 2013, Dr. Jerry L. Malis retired from his position as the Company’s Executive Vice President and Chief Scientific Officer in connection with the Company’s decision to close its King of Prussia facility.  The Company has delegated Dr. Malis’ former responsibilities among its remaining executive officers.

Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY
	Three Months Ended January 31, 2014	Mix	Three Months Ended January 31, 2013	Mix
Ophthalmic	$8,739	57.9%	$8,684	61.8%
OEM (1)	6,123	40.6%	5,178	36.8%
Other (2)	234	1.5%	193	1.4%
Total	$15,096		$14,055

	Six Months Ended January 31, 2014	Mix	Six Months Ended January 31, 2013	Mix
Ophthalmic	$17,237	56.3%	$17,347	60.5%
OEM (1)	12,971	42.3%	10,926	38.1%
Other (2)	418	1.4%	402	1.4%
Total	$30,626		$28,675

(1)	Net sales to OEM customers represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman & Shurtleff, Inc. (“Codman”), multi-channel ablation generators, disposable ultrasonic aspirator tips and related accessories to Stryker and sales of certain disposable products to Mobius Therapeutics LLC (“Mobius”). In addition, deferred revenues of $322,000 and $644,000 from the 2010 settlement with Alcon, Inc. (“Alcon”) are included in this category for the three and six months ended January 31, 2014 and 2013, respectively. However, as cash from the 2010 Alcon settlement has already been collected, it will not impact our future liquidity.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.
Page | 14

Index
     The increase in sales for the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 was primarily due to the increase of $945,000 in OEM sales, a $55,000 increase in ophthalmic sales and a $41,000 increase in sales of other.  In the second quarter of fiscal 2014, disposable product sales account for approximately 87.2 percent of our total product sales. Overall sales of our disposable products grew $1.7 million, or 15.0 percent, in the second quarter of fiscal 2014 as compared to the comparable period of fiscal 2013. Sales of capital equipment decreased by approximately $680,000, or 29.7 percent, in the second quarter of fiscal 2014 as compared to the comparable period of fiscal 2013.

RESULTS OF OPERATIONS
 (Dollars in thousands, except for per share amounts)
	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Increase (Decrease)
Net Sales	$15,096	$14,055	7.4%
Gross Profit	8,398	5,171	62.4%
Gross Profit Margin %	55.6%	36.8%	51.1%
Commercial Expenses
Research and Development	1,513	827	82.9%
Sales and Marketing	3,630	3,580	1.4%
General and Administrative	3,003	2,872	4.6%
Exit costs	514	--	N/M (1)
Medical Device Excise Tax	115	45	155.6%
Operating Loss	(377)	(2,153)	(82.5%)
Operating Margin	(2.5%)	(15.3%)	(83.7%)
EBITDA (2)	117	(1,774)	(106.6%)
Net Loss	(225)	(1,382)	(83.7%)
Loss per share	$(0.01)	$(0.05)	(80.0%)
Operating loss on average equity (2)	(0.4%)	(2.4%)	(83.3%)
Operating loss on average assets (2)	(0.3%)	(1.7%)	(82.4%)

	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013	Increase (Decrease)
Net Sales	$30,626	$28,675	6.8%
Gross Profit	17,322	13,644	27.0%
Gross Profit Margin %	56.6%	47.6%	18.9%
Commercial Expenses
Research and Development	2,710	1,688	60.5%
Sales and Marketing	7,205	6,843	5.3%
General and Administrative	5,638	5,280	6.8%
Exit costs	514	--	N/M (1)
Medical Device Excise Tax	240	45	433.3%
Operating Income (Loss)	1,015	(212)	(578.8%)
Operating Margin	3.3%	(0.7%)	(571.4%)
EBITDA (2)	1,958	637	207.4%
Net Income (Loss)	709	(30)	N/M (1)
Earnings per share	$0.03	$(0.00)	N/M (1)
Operating return (loss) on average equity (2)	1.2%	(0.0%)	N/M (1)
Operating return (loss )on average assets (2)	0.9%	(0.0%)	N/M (1)

(1)	Not Meaningful.
(2)	EBITDA, operating return on average equity and operating return on average assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as income from continuing operations before interest expense, income taxes, depreciation and amortization. Operating return on average equity is defined as income from continuing operations divided by average equity. Operating return on average assets is defined as income from continuing operations plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.
Page | 15

Index
Reconciliation of Non-GAAP Financial Measures (dollars in thousands)
EBITDA Reconciliation	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013
Loss from Operations	$(225)	$(1,382)
Interest	--	4
Income taxes	(149)	(789)
Depreciation	305	237
Amortization	186	156
EBITDA	$117	$(1,774)

EBITDA Reconciliation	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013
Income (Loss) from Operations	$709	$(30)
Interest	--	4
Income taxes	312	(196)
Depreciation	571	542
Amortization	366	317
EBITDA	$1,958	$637

Operating Loss on Average Equity Calculation	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013
Loss from Operations	$(225)	$(1,382)
Average Equity
January 31, 2014	61,667
October 31, 2013	61,445
January 31, 2013		57,317
October 31, 2012		58,143
Average Equity	61,556	57,730
Operating Loss on Average Equity	(0.4%)	(2.4%)

Operating Return (Loss) on Average Equity Calculation	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013
Income (Loss) from Operations	$709	$(30)
Average Equity
January 31, 2014	61,667
October 31, 2013	61,445
July 31, 2013	60,152
January 31, 2013		57,317
October 31, 2012		58,143
July 31, 2012		56,478
Average Equity	61,088	57,313
Operating Return (Loss) on Average Equity	1.2%	(0.0%)

Page | 16

Index
Operating (Loss) on Average Assets Calculation	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013
Loss from Operations	$(225)	$(1,382)
Interest	--	4
Net Loss + Interest	$(225)	$(1,378)
Average Assets
January 31, 2014	82,389
October 31, 2013	83,334
January 31, 2013		78,151
October 31, 2012		80,156
Average Assets	82,862	79,154
Operating Loss on Average Assets	(0.3%)	(1.7%)

Operating Return (Loss) on Average Assets Calculation	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013
Income (Loss) from Operations	$709	$(30)
Interest	--	4
Net Income (Loss) + Interest	$709	$(26)
Average Assets
January 31, 2014	82,389
October 31, 2013	83,334
July 31, 2013	82,693
January 31, 2013		78,151
October 31, 2012		80,156
July 31, 2012		78,763
Average Assets	82,805	79,023
Operating Return (Loss) on Average Assets	0.9%	(0.0%)

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
Page | 17

Index
Results Overview

Product categories as a percentage of total sales were as follows:

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013
Ophthalmic	57.9%	61.8%	56.3%	60.5%
OEM	40.6%	36.8%	42.3%	38.1%
Other	1.5%	1.4%	1.4%	1.4%
Total	100.0%	100.0%	100.0%	100.0%

International revenues represent $4.0 million, or 26.8 percent, of our total revenues for the three months ended January 31, 2014, as compared to $4.1 million, or 29.0 percent, for the three months ended January 31, 2013.  International revenues represent $7.7 million, or 25.2 percent, of our total revenues for the six months ended January 31, 2014, as compared to $7.9 million, or 27.4 percent, for the six months ended January 31, 2013.  Many of the products we sell to our OEM customers in the U.S. are subsequently shipped to their non-U.S. customers in various countries around the world, but revenue attributable to these sales is included in our domestic revenues.

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

Generate Growth in our Ophthalmology Business

We are focused on expanding our product platform into larger and faster-growing segments of the vitreoretinal device market. Thus, we have focused our internal research and development efforts on developing innovative technologies that will enable the Company to enhance its value to the vitreoretinal community. We are implementing several focused initiatives to capitalize on our recent new product introduction, the VersaVITTM, and other new products and capitalize on the current macroeconomic environment. In addition, we are also seeking business development opportunities to augment and complement our existing ophthalmic franchise.  Finally, we are improving our sales force productivity. For example, in the U.S., we are focused on enhancing our compensation programs to target the appropriate mix of product and rigorous development of our sales force capabilities through enhanced training and customer relationship management. Additionally, in the international markets, we are working to optimize our sales capabilities and distribution infrastructure.  Our recent acquisition of M.I.S.S. demonstrates our commitment to enhancing our international distribution infrastructure.

Deliver Improved Profitability through our Enterprise-Wide Lean Initiatives

We have been developing comprehensive enterprise-wide initiatives aimed at creating a more efficient operating platform. The lean mindset has permeated our corporate culture.  We believe we have taken over $2.9 million out of our cost basis since we implemented our lean efforts.  In addition, we implemented our Enterprise Resource Planning (“ERP”) system in August 2011.  Continued improvements throughout the organization are expected to emerge as we optimize the ERP system.
Page | 18

Index
On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri.  The Company expects to expense approximately $1.1 million over the next 11 months to complete the closure.
 Exit costs of $514,000 were expended during the first six months of fiscal 2014.  The Company expects the closure to result in a reduction in operating expense of more than $1.1 million on an annualized basis beginning in fiscal 2016.

Manage our Neurosurgery and OEM Businesses for Stable Growth and Strong Cash Flows

We have multi-year contracts established with our two largest OEM partners, Codman and Stryker. These relationships provide high visibility within the neurosurgery and pain control markets. We provide best-in-class technologies with our electrosurgical generators and disposable bipolar forceps being distributed by Codman and our multi-channel ablation generator and ultrasonic aspirator disposables being distributed by Stryker. We are working with both of these OEM partners to provide product line iterations to maintain their technological advantages. We also work to develop relationships with a select number of other potential OEM customers which would continue to enhance our OEM platform growth and profitability to complement our strategic focus.

Demonstrate Consistent, Solid Financial Performance

In the short and long-term, we continue to expect to deliver a growing revenue stream and meet increasing earnings objectives. We also will enhance our working capital usage by employing both our lean philosophy and our ERP system to derive more cash flow from the business. We will prudently manage our capital structure to allow for additional growth opportunities and optimal cash deployment.

Demand Trends

     The Company’s sales increased 6.8 percent during the first six months of fiscal 2014, compared with the first six months of fiscal 2013.  The most significant factor impacting this increase was an increase of $2.0 million in OEM sales during the first six months of fiscal 2014 (including $644,000 deferred revenue from the 2010 Alcon settlement in the first six months of fiscal 2014 and 2013, respectively). In the first six months of fiscal 2014, disposable product sales account for approximately 87.8 percent of our total product sales. Overall sales of our disposable products grew $3.4 million, or 14.2 percent, in the first six months of fiscal 2014, as compared to the comparable period of fiscal 2013. Sales of capital equipment decreased by approximately $1.3 million, or 29.3 percent, in the first six months of fiscal 2014, as compared to the comparable period of fiscal 2013.

Based upon a study performed by Market Scope LLC (“Market Scope”), dated March 2012, there are approximately 2,000 practicing retinal specialists in the United States and an additional 7,600 throughout the rest of the world. In 2013, Market Scope estimated that approximately 324,000 vitrectomies would be performed in the United States and 1.26 million total vitrectomies would be performed throughout the world.  Market Scope estimates that these procedures are growing at a rate of 2.4 percent annually.

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
Page | 19

Index
Pricing Trends

     The Company generally has been able to maintain the average selling prices for its products.  However, due to the development and launch of new products, the Company has observed significant discounting practices from some of our major competitors in an effort to preserve their market share.  This, combined with an increase in product commoditization in the retinal space, is increasing the pricing pressures on our ophthalmic products.  The Company has no major domestic group purchasing agreements.

Economic Trends

Economic conditions may continue to negatively impact capital expenditures at the hospital, ambulatory surgical center and physician level. Further, global economic conditions continue to negatively impact the volume and average selling price of the Company’s products in our European markets.  The Company’s international sales of ophthalmic products decreased 2.4 percent during the six months ended January 31, 2014, as compared to the six months ended January 31, 2013.

Results Overview

During the second quarter ended January 31, 2014, the Company recorded net sales of $15.1 million, which generated $8.4 million in gross profit, an operating loss of $377,000 and a net loss of approximately $248,000, or $0.01 loss per share.  The Company had $11.2 million in cash and no interest-bearing debt as of January 31, 2014. Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next 12 months.

Results of Operations

Three-Month Period Ended January 31, 2014, Compared to Three-Month Period Ended January 31, 2013

Net Sales

The following table presents net sales by category (dollars in thousands):

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Increase (Decrease)
Ophthalmic	$8,739	$8,684	0.6%
OEM (1)	6,123	5,178	18.3%
Other (2)	234	193	21.2%
Total	$15,096	$14,055	7.4%
(1)	Net sales to OEM customers represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel ablation generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products to Mobius. In addition, deferred revenues of $322,000 from the 2010 settlement with Alcon are included in this category for the three months ended January 31, 2014 and 2013, respectively. However, as cash from the 2010 Alcon settlement has already been collected, it will not impact our future liquidity.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales increased 0.6 percent in the second quarter of fiscal 2014, compared to the second quarter of fiscal 2013. Domestic ophthalmic sales increased 2.4 percent in the second quarter of fiscal 2014, primarily due to the increased sales of procedural kits (including kits associated with VersaVITTM), partially offset by decreased sales of ophthalmic base business capital equipment and disposables.  International ophthalmic sales decreased 1.4 percent in the second quarter of fiscal 2014, primarily due to negative currency exchange, partially offset by increased sales of procedural kits and sales from M.I.S.S.  OEM sales increased $945,000 in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013. Total OEM sales rose 18.3 percent to $6.1 million in the second quarter of fiscal 2014 (including $322,000 of deferred revenue recognized from the 2010 Alcon settlement), compared with $5.2 million in the second quarter of fiscal 2013 (including $322,000 of deferred revenue recognized). The increase in OEM sales benefited from strong volumes of disposable products sold to Codman and Stryker, partially offset by decreased electrosurgery generator sales to Codman.  Other sales increased $41,000 in the second quarter of fiscal 2014, or 21.2 percent, compared to the second quarter of fiscal 2013.
Page | 20

Index
     In the second quarter of fiscal 2014, disposable product sales account for approximately 87.2 percent of our total product sales. Overall sales of our disposable products grew $1.7 million, or 15.0 percent, in the second quarter of fiscal 2014, as compared to the comparable period of fiscal 2013. Sales of capital equipment decreased by approximately $680,000, or 29.7 percent, in the second quarter of fiscal 2014 as compared to the comparable period of fiscal 2013.

The following table presents domestic and international net sales (dollars in thousands):
	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Increase (Decrease)
Domestic (including Marketing Partners and OEM sales)	$11,050	$9,977	10.8%
International (including Canada)	4,046	4,078	(0.8%)
Total	$15,096	$14,055	7.4%

Domestic sales increased 10.5 percent in the second quarter of fiscal 2014 due to increases in OEM sales, which are recorded as domestic sales, and ophthalmic sales.  International sales decreased 0.8 percent in the second quarter of fiscal 2014 primarily due to the decrease in international ophthalmology sales of 1.4 percent.  The decrease in international ophthalmology sales was primarily due to negative currency exchange, partially offset by increased sales of procedural kits and sales from M.I.S.S.

Gross Profit

Gross profit as a percentage of net sales was 55.6 percent in the second quarter of fiscal 2014 compared to 36.8 percent for the same period in fiscal 2013.  Gross profit as a percentage of net sales for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 increased 18.8 percentage points.  Gross profit margin for the second quarter of fiscal 2013 was impacted by the four following factors:  (i) an approximate $2.0 million write-off of excess inventory and its associated labor and overhead negatively impacted our margin by 14.3 percentage points; (ii) weak demand for both our disposables and capital equipment reduced our ability to absorb labor and overhead costs and negatively impacted margin by 3.3 percentage points; (iii) the decreased  benefit from foreign currency exchange negatively impacted margin by 1.4 percentage points; and (iv) the decreased benefit from deferred revenue negatively impacted margin by 0.9 percentage points.  The inventory write-off, the weak demand for our disposables and the decreased benefit from deferred revenue did not recur during our second fiscal quarter of 2014.  However, the second fiscal quarter of 2014 was impacted negatively by foreign currency exchange by 0.9 additional percentage points.

Operating Expenses (dollars in thousands)

	Three Months Ended January 31, 2014		Three Months Ended January 31, 2013
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development Expenses	$1,513	10.0%	$827	5.9%
Sales & Marketing Expenses	3,630	24.0%	3,580	25.5%
General & Administrative Expenses	3,003	19.9%	2,872	20.4%
Exit Costs	514	3.4%	--	0.0%
Medical Device Excise Tax	115	0.8%	45	0.3%

Research and development expenses (“R&D”) as a percentage of net sales was 10.0 percent and 5.9 percent for the second quarter of fiscal 2014 and 2013, respectively.   R&D investment increased $686,000 in the second quarter of fiscal 2014 compared to the same period in fiscal 2013.  The Company’s pipeline included approximately 28 active projects in various stages of completion as of January 31, 2014.  The Company’s R&D investment is driven by the opportunities to accelerate new products to meet the needs of its surgeon customers and address the demands of the market. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 6.0 to 8.0 percent of net sales over the next few years.
Page | 21

Index
Sales and marketing expenses increased $50,000 to approximately $3.6 million, or 24.0 percent of net sales, for the second quarter of fiscal 2014 compared to $3.6 million, or 25.5 percent of net sales, for the second quarter of fiscal 2013.  The increase is primarily due to the addition of the M.I.S.S. personnel in conjunction with the acquisition.

General and administrative expenses increased by approximately $131,000 to $3.0 million, or 19.9 percent of net sales, in the second quarter of fiscal 2014 compared to $2.9 million, or 20.4 percent of net sales, for the second quarter of fiscal 2013. The increase is primarily due to the addition of the M.I.S.S. personnel in conjunction with the acquisition and various other expense increases.

Exit costs were $514,000, or 3.4 percent for net sales, for the second quarter of fiscal 2014 due to the closure of the King of Prussia location.  Exit costs consisted primarily of the retirement obligation due to Dr. Malis, the Company’s former Executive Vice President and Chief Scientific Officer.

Medical device excise tax was $115,000, or 0.8 percent of net sales, for the second quarter of fiscal 2014 compared to $45,000, or 0.3% of net sales, for the second quarter of fiscal 2013 as the Company began being assessed the medical device tax in January of 2013.

Other Income/(Expenses)

 Other income for the second quarter of fiscal 2014 was $3,000 as compared to other expense of $18,000 for the second quarter of fiscal 2013.

Operating Loss, Income Taxes and Net Loss

Operating loss for the second quarter of fiscal 2014 decreased $1.8 million to $377,000, as compared to the comparable 2013 fiscal period. The decrease in the operating loss was primarily the result of a 7.4 percent increase in sales and a 24.6 percent decrease in cost of sales, resulting in a $3.2 million increase in gross profit.  The increase in gross margin was offset by an 82.9 percent increase in R&D expenses, a 1.4 percent increase in sales and marketing expenses, a 4.6 percent increase in general and administrative expenses, a 155.6 percent increase in medical device excise taxes and $514,000 in exit costs associated with the closure of the Company’s King of Prussia location.

The Company recorded a $149,000 tax benefit on pre-tax loss of $374,000, a 39.8 percent tax benefit, in the quarter ended January 31, 2014.  In the quarter ended January 31, 2013, the Company recorded a $789,000 tax benefit on pre-tax loss of $2.2 million, a 36.3 percent tax provision.

Net loss decreased by $1.2 million to $225,000 for the second quarter of fiscal 2014 from $1.4 million for the same period in fiscal 2013. The decrease in net loss was primarily from the decrease in operating loss discussed above.  Basic and diluted loss per share from continuing operations for the second quarter of fiscal 2014 was $0.01 as compared to $0.05 in the second quarter of fiscal 2013.  Basic weighted average shares outstanding increased from 25,230,142 at January 31, 2013, to 25,309,641 at January 31, 2014.

Six-Month Period Ended January 31, 2014, Compared to Six-Month Period Ended January 31, 2013

Net Sales

The following table presents net sales by category (dollars in thousands):

	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013	Increase (Decrease)
Ophthalmic	$17,237	$17,347	(0.6%)
OEM (1)	12,971	10,926	18.7%
Other (2)	418	402	4.0%
Total	$30,626	$28,675	6.8%
(1)	Net sales to OEM customers represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel ablation generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products to Mobius. In addition, deferred revenues of $644,000 from the 2010 settlement with Alcon are included in this category for the six months ended January 31, 2014 and 2013, respectively. However, as cash from the 2010 Alcon settlement has already been collected, it will not impact our future liquidity.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.
Page | 22

Index
Ophthalmic sales decreased 0.6 percent in the first six months of fiscal 2014, compared to the first six months of fiscal 2013. Domestic ophthalmic sales increased 0.8 percent in the first six months of fiscal 2014, primarily due to the increased sales of procedural kits (including kits associated with VersaVITTM), partially offset by decreased sales of ophthalmic base business capital equipment and disposables.  International ophthalmic sales decreased 2.4 percent in the first six months of fiscal 2014, primarily due to negative currency exchange, partially offset by increased sales of procedural kits and sales from M.I.S.S.  OEM sales increased $2.0 million in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013. Total OEM sales rose 18.7 percent to $13.0 million in the first six months of fiscal 2014 (including $644,000 of deferred revenue recognized from the 2010 Alcon settlement), compared with $10.9 million in the first six months of fiscal 2013 (including $644,000 of deferred revenue recognized). The increase in OEM sales benefited from strong volumes of disposable products sold to Codman and Stryker, partially offset by weaker generator sales to Codman and Stryker.  Other sales increased $16,000 in the first six months of fiscal 2014, or 4.0 percent, compared to the first six months of fiscal 2013.

     In the first six months of fiscal 2014, disposable product sales account for approximately 87.8 percent of our total product sales. Overall sales of our disposable products grew $3.4 million, or 14.2 percent, in the first six months of fiscal 2014, as compared to the comparable period of fiscal 2013. Sales of capital equipment decreased by approximately $1.3 million, or 29.3 percent, in the first six months of fiscal 2014 as compared to the comparable period of fiscal 2013.

The following table presents domestic and international net sales (dollars in thousands):

	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013	Increase (Decrease)
Domestic (including Marketing Partners and OEM sales)	$22,919	$20,809	10.1%
International (including Canada)	7,707	7,866	(2.0%)
Total	$30,626	$28,675	6.8%

Domestic sales increased 10.1 percent in the first six months of fiscal 2014 due primarily to increases in OEM sales which are recorded as domestic sales.  International sales decreased 2.0 percent in the first six months of fiscal 2014 primarily due to the decrease in international ophthalmology sales of 2.4 percent.  The decrease in international ophthalmology sales was primarily due to negative currency exchange, partially offset by increased sales of procedural kits and sales from M.I.S.S.

Gross Profit

Gross profit as a percentage of net sales was 56.6 percent in the first six months of fiscal 2014 compared to 47.6 percent for the same period in fiscal 2013.  Gross profit as a percentage of net sales for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 increased 9.0 percentage points.  Gross profit margin for the first six months of fiscal 2013 was impacted by the four following factors:  (i) an approximate $2.0 million write-off of excess inventory and its associated labor and overhead negatively impacted our margin by 7.0 percentage points; (ii) weak demand for both our disposables and capital equipment reduced our ability to absorb labor and overhead costs and negatively impacted margin by 2.2 percentage points; (iii) the decreased  benefit from foreign currency exchange negatively impacted margin by 1.2 percentage points; and (iv) the decreased benefit from deferred revenue negatively impacted margin by 0.7 percentage points.  The inventory write-off, the weak demand for our disposables and the decreased benefit from deferred revenue did not recur during the first six months of 2014.  However, the first six months of 2014 was impacted negatively by foreign currency exchange by 0.5 additional percentage points.
Page | 23

Index
Operating Expenses (dollars in thousands)

	Six Months Ended January 31, 2014		Six Months Ended January 31, 2013
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development Expenses	$2,710	8.8%	$1,688	5.9%
Sales & Marketing Expenses	7,205	23.5%	6,843	23.9%
General & Administrative Expenses	5,638	18.4%	5,280	18.4%
Exit Costs	514	1.7%	--	0.0%
Medical Device Excise Tax	240	0.8%	45	0.2%

R&D as a percentage of net sales was 8.8 percent and 5.9 percent for the first six months of fiscal 2014 and 2013, respectively.   R&D investment increased $1.0 million in the first six months of fiscal 2014 compared to the same period in fiscal 2013.  The Company’s pipeline included approximately 28 active projects in various stages of completion as of January 31, 2014.  The Company’s R&D investment is driven by the opportunities to accelerate new products to meet the needs of its surgeon customers and address the demands of the market. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 6.0 to 8.0 percent of net sales over the next few years.

Sales and marketing expenses increased $362,000 to approximately $7.2 million, or 23.5 percent of net sales, for the first six months of fiscal 2014 compared to $6.8 million, or 23.9 percent of net sales, for the first six months of fiscal 2013.  The increase is primarily due to the addition of the M.I.S.S. personnel in conjunction with the acquisition.

General and administrative expenses increased by approximately $358,000 to $5.6 million, or 18.4 percent of net sales, in the first six months of fiscal 2014 compared to $5.3 million, or 18.4 percent of net sales, for the first six months of fiscal 2013. The increase is primarily due to the addition of the M.I.S.S. personnel in conjunction with the acquisition and various other expense increases.

Exit costs were $514,000, or 1.7 percent for net sales, for the first six months of fiscal 2014 due to the closure of the King of Prussia location.  Exit costs consisted primarily of the retirement obligation due to Dr. Malis, the Company’s former Executive Vice President and Chief Scientific Officer.

Medical device excise tax was $240,000, or 0.8 percent of net sales, for the first six months of fiscal 2014 compared to $45,000, or 0.2% of net sales, for the first six months of fiscal 2013 as the Company began being assessed the medical device tax in January of 2013.

Other Income/(Expenses)

 Other income for the first six months of fiscal 2014 was $6,000 as compared to other expense of $14,000 for the first six months of fiscal 2013.

Operating Income, Income Taxes and Net Income

Operating income for the first six months of fiscal 2014 increased $1.2 million to $1.0 million as compared to the comparable 2013 fiscal period. The increase in operating income was primarily due to the result of a 6.8 percent increase in sales and an 11.5 percent decrease in cost of sales, resulting in a $3.7 million increase in gross profit.  The increase in gross margin was partially offset by a 60.5 percent increase in R&D expenses, a 5.3 percent increase in sales and marketing expenses, a 6.8 percent increase in general and administrative expenses, a 433.3 percent increase in medical device excise taxes and $514,000 in exit costs associated with the Company’s King of Prussia location.
Page | 24

Index
The Company recorded a $312,000 tax provision on pre-tax income of $1.0 million, a 30.6 percent tax provision, in the first six months ended January 31, 2014.  In the first six months ended January 31, 2013, the Company recorded a $196,000 tax benefit on pre-tax loss of $226,000, an 86.7 percent tax benefit.

Net income increased by $739,000 to $709,000 for the first six months of fiscal 2014 from a $30,000 loss for the same period in fiscal 2013. The increase in net income was primarily due to the increase in operating income discussed above.  Basic and diluted earnings per share from continuing operations for the first six months of fiscal 2014 was $0.03 as compared to $0.00 in the first six months of fiscal 2013.  Basic weighted average shares outstanding increased from 25,195,449 at January 31, 2013, to 25,301,830 at January 31, 2014.

Liquidity and Capital Resources

The Company had approximately $11.2 million in cash and no interest-bearing debt as of January 31, 2014.

Working capital, including the management of inventory and accounts receivable, is a key management focus. At January 31, 2014, the Company had an average of 75 days of sales outstanding utilizing the trailing 12 months’ sales for the period ended January 31, 2014. The 75 days of sales outstanding at January 31, 2014, was 9 days favorable when compared to July 31, 2013, and 7 days unfavorable when compared to January 31, 2013, utilizing the trailing 12 months of sales.

     At January 31, 2014, the Company had 213 days of average cost of sales in inventory on hand utilizing the trailing 12 months’ cost of sales for the period ended January 31, 2014.  The 213 days of cost of sales in inventory was unfavorable to July 31, 2013, by 35 days and 23 days unfavorable to January 31, 2013, utilizing the trailing 12 months of cost of sales. The Company had invested $3.0 million in inventory for new products and new product launches at January 31, 2014.  However, the Company had $1.3 million in backlog as of January 31, 2014.

Cash flows used in operating activities were $302,000 for the six months ended January 31, 2014, compared to cash flows used in operating activities of approximately $671,000 for the comparable fiscal 2013 period. The increase in cash flows of $369,000 was primarily attributable to the decrease in income tax receivable of $1.4 million, the increase in net income of $739,000, the decrease in deferred tax assets of $391,000, the decrease in accounts receivable of $383,000 and various other adjustments to reconcile net income to net cash used of $412,000, offset by an increase in inventory of $2.4 million and a $556,000 decrease in accrued expenses.

Cash flows used in investing activities were $874,000 for the six months ended January 31, 2014, compared to $416,000 of cash used in investing activities for the comparable fiscal 2013 period. During the six months ended January 31, 2014, cash additions to property and equipment were $735,000, compared to $301,000 during the six months ended January 31, 2013.

Cash flows provided by financing activities for the six months ended January 31, 2014 were $61,000 compared to $160,000 for the six months ended January 31, 2013.  The decrease in cash flows provided by financing activities was due to the lower amount of stock options exercised in the period.

The Company had the following committed financing arrangements as of January 31, 2014, but had no borrowings thereunder:

Revolving Credit Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of January 31, 2014, interest under the facility would have been 2.16 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at January 31, 2014. Outstanding amounts, if any, are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on September 30, 2013, to extend the termination date through September 30, 2016.
Page | 25

Index

The facility has two financial covenants:  a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of January 31, 2014, the Company’s leverage ratio was 0.57 times and the fixed charge coverage ratio was 1,739.3 times. Collateral availability under the line as of January 31, 2014, was approximately $9.3 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit:   Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of January 31, 2014. The equipment line of credit was amended on September 30, 2013, to extend the maturity date to September 30, 2016.

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

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended July 31, 2013.

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
Page | 26

Index
Critical Accounting Policies

The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.  In the first six months of fiscal 2014, there were no changes to the significant accounting policies.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $11.2 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 30 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 15 basis points would decrease the amount of interest income from these funds by approximately $17,000.

The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at January 31, 2014, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at January 31, 2014, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these two facilities.

Additionally, the Company has exposure to non-U.S. currency fluctuations through export sales to international accounts. As only approximately 11.3 percent of our sales revenue is denominated in non-U.S. currencies, we estimate that a change in the relative strength of the dollar to non-U.S. currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to non-U.S. currency.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2014. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2014, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Page | 27

Index
Part II — Other Information

Item 1 — Legal Proceedings

     From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.  If a loss is not probable, a liability is not recorded.  As of January 31, 2014, the Company has no litigation reserve recorded.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Mine Safety Disclosures

Not applicable

Item 5 — Other Information

(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013.
Page | 28

Index
Item 6 — Exhibits

Exhibit No.	Description

10.1	Retirement Agreement between Synergetics USA, Inc. and Dr. Jerry L. Malis, dated December 21, 2013.

10.2
Second Amended and Restated Synergetics USA, Inc. 2001 Stock and Performance Incentive Plan (filed as Appendix A to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on November 12, 2013 and incorporated herein by reference).

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

SYNERGETICS USA, INC.
(Registrant)

March 6, 2014	/s/David M. Hable
David M. Hable, President and Chief Executive Officer (Principal Executive Officer)

March 6, 2014	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)

Page | 31