Form 10-Q
period 2014-04-30
SYNERGETICS USA INC
filed 2014-06-09
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of June 1, 2014 was 25,333,479 shares.

SYNERGETICS USA, INC.

Page | 2

Index
Part I — Financial Information
Item 1 — Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of April 30, 2014 (Unaudited) and July 31, 2013
(Dollars in thousands, except share data)

	April 30, 2014	July 31, 2013
Assets
Current Assets
Cash and cash equivalents	$12,753	$12,470
Accounts receivable, net of allowance for doubtful accounts of $533 and $495, respectively	15,377	14,425
Inventories	15,711	14,825
Income taxes refundable	537	254
Prepaid expenses	1,601	996
Deferred income taxes	1,987	1,827
Total current assets	47,966	44,797
Property and equipment, net	8,915	8,962
Intangible and other assets
Goodwill	12,303	12,155
Other intangible assets, net	11,341	11,715
Deferred income taxes	1,754	3,557
Patents, net	1,468	1,411
Cash value of life insurance	96	96
Total assets	$83,843	$82,693
Liabilities and stockholders’ equity
Current Liabilities
Accounts payable	$3,196	$3,237
Accrued expenses	2,942	3,486
Deferred revenue	1,288	1,288
Total current liabilities	7,426	8,011
Long-Term Liabilities
Deferred revenue	13,564	14,530
Total long-term liabilities	13,564	14,530
Total liabilities	20,990	22,541
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock at April 30, 2014 and July 31, 2013, $0.001 par value, 50,000,000 shares authorized; 25,333,479 and 25,292,960 shares issued and outstanding, respectively	25	25
Additional paid-in capital	28,357	27,489
Retained earnings	34,749	33,097
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(278)	(459)
Total stockholders’ equity	62,853	60,152
Total liabilities and stockholders’ equity	$83,843	$82,693

See Notes to Unaudited Condensed Consolidated Financial Statements.
Page | 3

Index
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
Three and Nine Months Ended April 30, 2014 and 2013
(Dollars in thousands, except share and per share data)

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013
Net sales	$16,135	$16,264	$46,761	$44,939
Cost of sales	7,223	7,213	20,527	22,244
Gross profit	8,912	9,051	26,234	22,695
Operating expenses
Research and development	1,302	973	4,012	2,660
Sales and marketing	3,450	3,523	10,655	10,367
Medical device excise tax	83	115	323	160
Exit costs	64	--	578	--
General and administrative	2,602	2,719	8,240	7,999
	7,501	7,330	23,808	21,186
Operating income	1,411	1,721	2,426	1,509
Other income (expenses)
Investment income	1	5	7	18
Interest expense	--	(2)	--	(6)
Miscellaneous	--	(12)	--	(35)
	1	(9)	7	(23)
Income from operations before provision for income taxes	1,412	1,712	2,433	1,486
Provision for income taxes	469	562	781	366
Net income	$943	$1,150	$1,652	$1,120
Earnings per share:
Basic earnings per share	$0.04	$0.05	$0.07	$0.04
Diluted earnings per share	$0.04	$0.05	$0.07	$0.04

Basic weighted average common shares outstanding	25,331,925	25,299,131	25,311,641	25,229,250
Diluted weighted average common shares outstanding	25,392,782	25,362,923	25,388,493	25,329,711

Net income	$943	$1,150	$1,652	$1,120
Foreign currency translation adjustment	41	(238)	181	16
Comprehensive income	$984	$912	$1,833	$1,136

See Notes to Unaudited Condensed Consolidated Financial Statements.
Page | 4

Index
Synergetics USA Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended April 30, 2014 and 2013
(Dollars in thousands)

	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013
Cash Flows from Operating Activities
Net income	$1,652	$1,120
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	864	856
Amortization	553	504
Provision for doubtful accounts receivable	66	91
Stock-based compensation	807	713
Deferred income taxes	1,643	(215)
Gain on sale	(9)	--
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	(861)	(420)
Inventories	(822)	672
Prepaid expenses	(581)	(302)
Income taxes refundable	(282)	(862)
(Decrease) increase in:
Accounts payable	(60)	312
Accrued expenses	(497)	(154)
Deferred revenue	(966)	(966)
Income taxes payable	(70)	(191)
Net cash provided by operating activities	$1,437	$1,158

Cash Flows from Investing Activities
Proceeds from sale	18	--
Purchase of property and equipment	(800)	(397)
Acquisition of patents and other intangibles	(229)	(298)
Net cash used in investing activities	(1,011)	(695)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	36	65
Tax benefit associated with the exercise of non-qualified stock options	25	72
Net cash provided by financing activities	61	137

Foreign exchange rate effect on cash and cash equivalents	(204)	(181)
Net increase in cash and cash equivalents	283	419
Cash and cash equivalents
Beginning	12,470	12,680
Ending	$12,753	$13,099

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

     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics Development Company, LLC, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2013, and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 1, 2013 (the “Annual Report”).

Note 2. Summary of Significant Accounting Policies

    The Company’s significant accounting policies are disclosed in the Annual Report. In the first nine months of fiscal 2014, no significant accounting policies were changed.

Note 3.  Exit Costs

    On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri. The Company expects to complete the closure over the next 8 months.  Costs are recognized in “Exit costs” in the consolidated statements of income and comprehensive income.  As of April 30, 2014, the Company had a current liability of $177,000 for employee termination benefits in accrued expenses.
Page | 6

Index
	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013	Cumulative as of April 30, 2014	Total Expected to be Incurred
Employee termination benefits	$34	$--	$533	$--	$533	$1,085
Other associated costs	30	--	45	--	45	79
	$64	$--	$578	$--	$578	$1,164

Termination Costs
Exit Liabilities at October 1, 2013	$--
Additions	514
Payments	(273)
Exit Liabilities at January 31, 2014	241
Additions	64
Payments	(128)
Exit Liabilities at April 30, 2014	$177

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

Codman & Shurtleff, Inc. (“Codman”)

     In the neurosurgical market, the bipolar electrosurgical system manufactured by the Company has been sold for over 30 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson.  Pursuant to a distribution agreement with Codman, Codman has exclusive rights to distribute certain of the Company’s electrosurgery generators and related disposables and accessories, as well as the SpetzlerTM-Malis® branded disposable bipolar forceps produced by Synergetics.  Codman markets and distributes these products both domestically and internationally.  In addition, the Company has granted Codman a license to use the Company’s Malis® trademark with certain Codman products, including those covered by the distribution agreement.  The distribution and licensing agreements both expire at the end of calendar 2014.
Page | 7

Index
     Total sales to Codman and its respective percent of the Company’s net sales for the three and nine months ended April 30, 2014 and 2013, including the sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows (dollars in thousands):

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013
Net Sales	$3,827	$3,905	$11,018	$9,677
Percent of net sales	23.7%	24.0%	23.6%	21.5%

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

     Total sales to Stryker and its respective percent of the Company’s net sales for the three and nine months ended April 30, 2014 and 2013, including the sales of pain control generators and accessories that the Company has supplied in the past, as well as the disposable ultrasonic instrument tips sales and certain other consumable products resulting from the agreements, were as follows (dollars in thousands):

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013
Net Sales	$3,185	$3,094	$7,798	$7,472
Percent of net sales	19.7%	19.0%	16.7%	16.6%

No other customer comprises more than 10 percent of sales in any given quarter.

Note 6. Stock-Based Compensation

Stock Option Plans

     The following table provides information about stock-based awards outstanding at April 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding beginning of period	747,662	$4.17	$3.23
For the period August 1, 2013 through April 30, 2014
Granted	117,500	$3.64	$2.72
Forfeited	--	--	--
Exercised	(30,000)	$1.20	$1.00
Options outstanding, end of period	835,162	$4.17	$3.22
Options exercisable, end of period	602,299	$4.00	$3.11

     During the second quarter of fiscal 2014, there were options to purchase 60,000 shares of Common Stock granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service.  Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed or continues to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan, as amended.   These options also vest upon a change of control event. The Company recorded $39,000 and $53,000 of compensation expense for the three and nine months ended April 30, 2014, respectively, for these options.  The Company recorded $71,000 of compensation expense for the nine months ended April 30, 2014 for previously granted director options.
Page | 8

Index
     During the second quarter of fiscal 2014, there were options to purchase 57,500 shares of Common Stock granted to the officers and certain employees of the Company.  These options were granted in conjunction with the Company’s annual review of compensation as of August 1, 2013 and vest on a quarterly basis over the next four years of service. The Company recorded $10,000 and $14,000 of compensation expense for the three and nine months ended April 30, 2014, respectively, for these options.  The Company recorded $56,000 and $284,000 of compensation expense for three and nine months ended April 30, 2014, respectively, for previously granted officer and employee options.  As a result of the King of Prussia facility closure, $101,000 of this compensation expense is included in exit costs for the nine months ended April 30, 2014.

     The Company expects to issue new shares as options are exercised. As of April 30, 2014, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $106,000 for the remainder of fiscal 2014, $324,000 in fiscal 2015, $238,000 in fiscal 2016, $119,000 in fiscal 2017 and $17,000 in fiscal 2018.

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

      The fair value of the in-the-money stock options outstanding was $244,000 and $273,000 at April 30, 2014 and 2013, respectively.  The fair value of in-the-money exercisable stock options was $236,000 and $248,000 at April 30, 2014 and 2013, respectively.

Restricted Stock Plans

     Under the Company’s Second Amended and Restated Synergetics USA, Inc. 2001 Stock and Performance Incentive Plan (“2001 Plan”), the Company’s Common Stock may be granted at no cost to certain employees and consultants of the Company. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three-year to five-year period or at the end of the third, fourth or fifth year. These shares also vest upon a change of control event. Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. As of April 30, 2014, there was approximately $662,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan. The cost is expected to be recognized over a weighted average period of four years which is generally the vesting period. The Company recorded $82,000 and $344,000 of compensation expense for three and nine months ended April 30, 2014, respectively.  As a result of the King of Prussia facility closure, $100,000 of this compensation expense is included in exit costs for the nine months ended April 30, 2014.  The following table provides information about restricted stock grants during the nine months ended April 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2013	405,248	$3.79
Granted	7,000	$3.38
Forfeited	(2,335)	$3.88
Vested	(134,366)	$4.52
Balance as of April 30, 2014	275,547	$3.42
Page | 9

Index
Note 7. Fair Value Information

     Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.

     The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment or at least annually and recorded at fair value only when impairment is recognized. No impairment indicators existed as of April 30, 2014.

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

Note 8. Supplemental Balance Sheet Information

Inventories: Inventories as of April 30, 2014 and July 31, 2013, respectively, were as follows:

	April 30, 2014	July 31, 2013
Raw material and component parts	$7,775	$7,418
Work in progress	1,537	1,133
Finished goods	6,399	6,274
	$15,711	$14,825

Property and Equipment: Property and equipment as of April 30, 2014 and July 31, 2013, respectively, were as follows:

	April 30, 2014	July 31, 2013
Land	$730	$730
Building and improvements	6,865	6,365
Machinery and equipment	8,983	8,665
Furniture and fixtures	1,090	1,058
Software	1,113	1,107
Construction in progress	141	177
	18,922	18,102
Less accumulated depreciation	10,007	9,140
	$8,915	$8,962

Other Intangible Assets:  Information regarding the Company’s other intangible assets as of April 30, 2014 and July 31, 2013, respectively, were as follows:

	Gross Carrying Value	Accumulated Amortization	Net
	April 30, 2014
Proprietary know-how	$4,057	$2,471	$1,586
Trademark	5,943	--	5,943
Licensing agreement	5,834	2,968	2,866
Customer relationships	584	46	538
Other intangibles	447	39	408
Patents	2,387	919	1,468
	$19,252	$6,443	$12,809
	July 31, 2013
Proprietary know-how	$4,057	$2,286	$1,771
Trademark	5,938	--	5,938
Licensing agreement	5,834	2,766	3,068
Customer relationships	531	--	531
Other intangibles	407	--	407
Patents	2,270	859	1,411
	$19,037	$5,911	$13,126
Page | 10

Index
Goodwill of $1,643,000 and other intangibles of $1,030,000 are a result of the acquisition of M.I.S.S. completed on July 8, 2013.  Goodwill of $10,660,000 and proprietary know-how of $4,057,000 are a result of the reverse merger transaction completed on September 21, 2005.

The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended April 30, 2014.  Amortization expense is included in general and administrative expense and was $187,000 and $553,000 for the three and nine months ended April 30, 2014, respectively.  Amortization expense for the next five years is expected to approximate $800,000 annually.

Pledged Assets; Short and Long-Term Debt (Excluding Revenue Bonds Payable):  Short-term debt as of April 30, 2014 and July 31, 2013, consisted of the following:

     Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million (collateral available on April 30, 2014 permits borrowings up to $9.5 million) with an interest rate based on either the one-, two- or three-month LIBOR plus 2.0 percent and adjusting each quarter based upon the Company’s leverage ratio. As of April 30, 2014, the interest rate under the facility would have been 2.15 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at April 30, 2014. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on September 30, 2013, to extend the termination date through September 30, 2016.

     The facility has two financial covenants: a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of April 30, 2014, the leverage ratio was 0.56 times and the minimum fixed charge coverage ratio was 3,050 times. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent.  Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum.  The unused portion of the facility is not charged a fee. There were no borrowings under this facility at April 30, 2014. The equipment line of credit was amended on September 30, 2013, to extend the maturity date to September 30, 2016.

Deferred Revenue: Deferred revenue as of April 30, 2014 and July 31, 2013, respectively, consisted of the following:

	April 30, 2014	July 31, 2013
Deferred revenue – Alcon, Inc. settlement	$14,852	$15,818
Less: Short-term portion	1,288	1,288
Long-term portion	$13,564	$14,530

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

Note 10. Enterprise-wide Sales Information

      Enterprise-wide sales information for the three and nine months ended April 30, 2014 and 2013, respectively, consisted of the following:

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013
Net Sales
Ophthalmic	$8,494	$8,666	$25,730	$26,012
OEM (1)	7,383	7,388	20,355	18,314
Other (2)	258	210	676	613
Total	$16,135	$16,264	$46,761	$44,939
Net Sales
Domestic	$12,106	$12,345	$35,025	$33,154
International	4,029	3,919	11,736	11,785
	$16,135	$16,264	$46,761	$44,939

(1)	Net sales to OEM customers represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel ablation generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products to Mobius Therapeutics LLC. In addition, deferred revenues of $322,000 and $966,000 from the 2010 settlement with Alcon, Inc. (the “2010 Alcon settlement”) are included in this category for the three and nine months ended April 30, 2014 and 2013, respectively. However, as cash from the 2010 Alcon settlement has already been collected, it will not impact the Company’s future liquidity.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.
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

In April 2014, the FASB issued an accounting standard update increasing the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The standard will be effective for the Company beginning in the second quarter fiscal 2015.  The adoption of the pronouncement may affect the Company’s presentation of future dispositions.

In May 2014, the FASB issued an accounting standard update that provides explicit guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services.  Under the new standard update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This accounting standard update will be effective for the Company in the first quarter of fiscal 2018.  The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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
Page | 13

Index
Recent Developments

 Over the past few years, we have had several developments that we expect will contribute to the growth of our business in the foreseeable future, the most recent of which are as follows:

•	On June 27, 2012, the Company announced that it received 510(k) clearance from the U.S. Food and Drug Administration for VersaVITTM, a novel vitrectomy system for the retinal surgery market. On July 20, 2012, the VersaVITTM vitrectomy system received clearance for the “CE” mark, allowing access to the European market. The Company continues its commercialization efforts on VersaVITTM and its related consumables.

•	On November 28, 2012, the Company announced the signing of the third amendment to its agreement with Stryker Corporation (“Stryker”) for supply and distribution of a lesion generator and accessories, extending the expiration date until June 30, 2015.

•	On July 9, 2013, the Company announced that it had acquired M.I.S.S. Ophthalmics Limited (“M.I.S.S.”), a private ophthalmology distribution company incorporated in England and Wales, for net cash consideration of $2.8 million. M.I.S.S. was our distributor of ophthalmic products in the United Kingdom, and its wholesale distribution activities contributed approximately $1.1 million in revenue to the Company in fiscal 2013. M.I.S.S. generated total revenue of approximately $3.2 million during its fiscal year ended March 31, 2013 and was solidly profitable on an operating basis. The acquisition establishes a direct presence in one of the largest ophthalmic markets outside the U.S., which we believe will drive future operating efficiencies throughout our European operations, enhance sales management capabilities and favorably impact both top and bottom line financial performance in fiscal 2014.

•	On September 30, 2013, the Company extended its revolving credit facility and its equipment line of credit through September 30, 2016.

•	On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri. The Company expects to expense approximately $1.2 million, of which $578,000 was expended during the first nine months of fiscal 2014. The remaining $586,000 will be expended over the next eight months to complete the closure. The Company expects the closure to result in a reduction in operating expense of more than $1.1 million on an annualized basis beginning in fiscal 2016.

•	On May 5, 2014, the Company announced the launch of the next generation DirectionalTM Laser Probe. The DirectionalTM II Laser Probe is a significant improvement on the original DirectionalTM Laser Probe as it incorporates years of feedback from the original design. The improvements include an ergonomic, color-coded handle that emulates the PinnacleTM instrument line. In addition, it incorporates significant improvements on the mechanism responsible for adjusting the fiber from straight to curved.

•	On May 12, 2014, the Company announced the completion of a cooperative development agreement with Cleveland Clinic to develop the next generation of intraoperative devices. These devices are expected to lead to improved visualization of surgical sites leading to more precise tissue targeting and improved surgical outcomes.

•
On June 9, 2014, the Company announced the targeted launch of the next generation vitrectomy system, VersaVIT 2.0TM, in the second-half of June.  VersaVIT 2.0TM offers an improvement over the first generation system by providing high speed cutting in combination with active duty cycle control. Combined, both high speed cutting and duty cycle control provide surgeons with a more efficient way to remove vitreous while simultaneously increasing safety by decreasing traction on retinal tissues when shaving along the base of the retina. Additional features of the VersaVIT 2.0™ system and accessories include LED illumination, pressurized infusion and a silicone oil collection chamber.

Page | 14

Index
Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY

	Three Months Ended April 30, 2014	Mix	Three Months Ended April 30, 2013	Mix
Ophthalmic	$8,494	52.6%	$8,666	53.3%
OEM (1)	7,383	45.8%	7,388	45.4%
Other (2)	258	1.6%	210	1.3%
Total	$16,135		$16,264

	Nine Months Ended April 30, 2014	Mix	Nine Months Ended April 30, 2013	Mix
Ophthalmic	$25,730	55.0%	$26,012	57.9%
OEM (1)	20,355	43.5%	18,314	40.7%
Other (2)	676	1.5%	613	1.4%
Total	$46,761		$44,939

(1)	Net sales to OEM customers represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman & Shurtleff, Inc. (“Codman”), multi-channel ablation generators, disposable ultrasonic aspirator tips and related accessories to Stryker and sales of certain disposable products to Mobius Therapeutics LLC (“Mobius”). In addition, deferred revenues of $322,000 and $966,000 from the 2010 settlement with Alcon, Inc. (“Alcon”) are included in this category for the three and nine months ended April 30, 2014 and 2013, respectively. However, as cash from the 2010 Alcon settlement has already been collected, it will not impact our future liquidity.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

     The decrease in sales for the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 was primarily due to the decrease of $172,000 in ophthalmic sales.  In the third quarter of fiscal 2014, disposable product sales account for approximately 85.9 percent of our total product sales. Overall sales of our disposable products grew $869,000, or 6.7 percent, in the third quarter of fiscal 2014 as compared to the comparable period of fiscal 2013. Sales of capital equipment decreased by approximately $998,000, or 33.9 percent, in the third quarter of fiscal 2014 as compared to the comparable period of fiscal 2013.

RESULTS OF OPERATIONS
 (Dollars in thousands, except for per share amounts)

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Increase (Decrease)
Net Sales	$16,135	$16,264	(0.8%)
Gross Profit	8,912	9,051	(1.5%)
Gross Profit Margin %	55.2%	55.7%	(50 bps )
Commercial Expenses
Research and Development	1,302	973	33.8%
Sales and Marketing	3,450	3,523	(2.1%)
General and Administrative	2,602	2,719	(4.3%)
Exit costs	64	--	N/M (1)
Medical Device Excise Tax	83	115	(27.8%)
Operating Income	1,411	1,721	(18.0%)
Operating Margin	8.7%	10.6%	(190 bps )
EBITDA (2)	1,892	2,215	(14.6%)
Net Income	943	1,150	(18.0%)
Earnings per share	$0.04	$0.05	(20.0%)
Return on average equity (2)	1.5%	2.0%	(50 bps )
Return on average assets (2)	1.1%	1.5%	(40 bps )

Page | 15

Index
	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013	Increase (Decrease)
Net Sales	$46,761	$44,939	4.1%
Gross Profit	26,234	22,695	15.6%
Gross Profit Margin %	56.1%	50.5%	560 bps
Commercial Expenses
Research and Development	4,012	2,660	50.8%
Sales and Marketing	10,655	10,367	2.8%
General and Administrative	8,240	7,999	3.0%
Exit costs	578	--	N/M (1)
Medical Device Excise Tax	323	160	101.9%
Operating Income	2,426	1,509	60.8%
Operating Margin	5.2%	3.4%	180 bps
EBITDA (2)	3,850	2,852	35.0%
Net Income	1,652	1,120	47.5%
Earnings per share	$0.07	$0.04	75.0%
Return on average equity (2)	2.7%	1.9%	80 bps
Return on average assets (2)	2.0%	1.4%	60 bps

(1)	Not Meaningful.
(2)	EBITDA, return on average equity and return on average assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as income from operations before interest expense, income taxes, depreciation and amortization. Return on average equity is defined as net income divided by average equity. Return on average assets is defined as net income plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

Reconciliation of Non-GAAP Financial Measures (dollars in thousands)
EBITDA Reconciliation	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013
Net income	$943	$1,150
Interest expense	--	2
Income taxes	469	562
Depreciation	293	314
Amortization	187	187
EBITDA	$1,892	$2,215

EBITDA Reconciliation	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013
Net income	$1,652	$1,120
Interest expense	--	6
Income taxes	781	366
Depreciation	864	856
Amortization	553	504
EBITDA	$3,850	$2,852
Page | 16

Index
Return on Average Equity Calculation	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013
Net income	$943	$1,150
Average Equity
April 30, 2014	62,853
January 31, 2014	61,667
April 30, 2013		58,463
January 31, 2013		57,317
Average Equity	62,260	57,890
Return on Average Equity	1.5%	2.0%

Return on Average Equity Calculation	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013
Net income	$1,652	$1,120
Average Equity
April 30, 2014	62,853
January 31, 2014	61,667
October 31, 2013	61,445
July 31, 2013	60,152
April 30, 2013		58,463
January 31, 2013		57,317
October 31, 2012		58,143
July 31, 2012		56,478
Average Equity	61,529	57,600
Return on Average Equity	2.7%	1.9%

Return on Average Assets Calculation	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013
Net income	$943	$1,150
Interest expense	--	2
Net Income + Interest expense	$943	$1,152
Average Assets
April 30, 2014	83,843
January 31, 2014	82,389
April 30, 2013		79,763
January 31, 2013		78,151
Average Assets	83,116	78,957
Return on Average Assets	1.1%	1.5%

Return on Average Assets Calculation	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013
Net income	$1,652	$1,120
Interest Expense	--	6
Net Income + Interest Expense	$1,652	$1,126
Average Assets
April 30, 2014	83,843
January 31, 2014	82,389
October 31, 2013	83,334
July 31, 2013	82,693
April 30, 2013		79,763
January 31, 2013		78,151
October 31, 2012		80,156
July 31, 2012		78,763
Average Assets	83,065	79,208
Return on Average Assets	2.0%	1.4%
Page | 17

Index
We measure our performance primarily through our revenue and operating profit growth.  In addition to our consolidated financial statements presented in accordance with GAAP, management uses certain non-GAAP measures, including EBITDA, return on average equity and return on average assets, to measure our operating performance.  We provide a definition of the components of these measurements and reconciliation to the most directly comparable GAAP financial measure.

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

Results Overview

Product categories as a percentage of total sales were as follows:

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013
Ophthalmic	52.6%	53.3%	55.0%	57.9%
OEM	45.8%	45.4%	43.5%	40.7%
Other	1.6%	1.3%	1.5%	1.4%
Total	100.0%	100.0%	100.0%	100.00%

International revenues represent $4.0 million, or 25.0 percent, of our total revenues for the three months ended April 30, 2014, as compared to $3.9 million, or 24.1 percent, for the three months ended April 30, 2013.  International revenues represent $11.7 million, or 25.1 percent, of our total revenues for the nine months ended April 30, 2014, as compared to $11.8 million, or 26.2 percent, for the nine months ended April 30, 2013.  Many of the products we sell to our OEM customers in the U.S. are subsequently shipped to their non-U.S. customers in various countries around the world, but revenue attributable to these sales is included in our domestic revenues.

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
Page | 18

Index
Generate Growth in our Ophthalmology Business

We are focused on expanding our product platform into larger and faster-growing segments of the vitreoretinal device market. Thus, we have focused our internal research and development efforts on developing innovative technologies that will enable the Company to enhance its value to the vitreoretinal community. We are implementing several focused initiatives to capitalize on our recent new product introduction, the VersaVITTM, and other new products, and capitalize on the current macroeconomic environment. In addition, we are also seeking business development opportunities to augment and complement our existing ophthalmic franchise.  Finally, we are improving our sales force productivity. For example, in the U.S., we are focused on enhancing our compensation programs to target the appropriate mix of product and rigorous development of our sales force capabilities through enhanced training and customer relationship management. Additionally, in the international markets, we are working to optimize our sales capabilities and distribution infrastructure.  Our recent acquisition of M.I.S.S. demonstrates our commitment to enhancing our international distribution infrastructure.

Deliver Improved Profitability through our Enterprise-Wide Lean Initiatives

We have been developing comprehensive enterprise-wide initiatives aimed at creating a more efficient operating platform. The lean mindset has permeated our corporate culture.  We believe we have taken over $3.0 million out of our cost basis since we implemented our lean efforts.  In addition, we implemented our Enterprise Resource Planning (“ERP”) system in August 2011.  Continued improvements throughout the organization are expected to emerge as we optimize the ERP system.

On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri.  The Company expects to expense approximately $1.2 million, of which $578,000 was expended during the first nine months of fiscal 2014.  The remaining $586,000 will be expended over the next eight months to complete the closure. The Company expects the closure to result in a reduction in operating expense of more than $1.1 million on an annualized basis beginning in fiscal 2016.

Manage our Neurosurgery and OEM Businesses for Stable Growth and Strong Cash Flows

We produce most of our OEM produce under contracts established with our two largest OEM partners, Codman and Stryker. These relationships provide high visibility within the neurosurgery and pain control markets. We provide best-in-class technologies with our electrosurgery generators and disposable bipolar forceps being distributed by Codman and our multi-channel ablation generator and ultrasonic aspirator disposables being distributed by Stryker. We are working with both of these OEM partners to provide product line iterations to maintain their technological advantages. We also work to develop relationships with a select number of other potential OEM customers which would continue to enhance our OEM platform growth and profitability to complement our strategic focus.

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

Trends

Demand Trends

     The Company’s sales increased 4.1 percent during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013.  The most significant factor impacting this increase was an increase of $2.0 million in OEM sales during the first nine months of fiscal 2014 (including $966,000 deferred revenue from the 2010 Alcon settlement in the first nine months of fiscal 2014 and 2013, respectively). In the first nine months of fiscal 2014, disposable product sales accounted for approximately 87.2 percent of our total product sales. Overall sales of our disposable products grew $4.3 million, or 11.7 percent, in the first nine months of fiscal 2014, as compared to the comparable period of fiscal 2013. Sales of capital equipment decreased by approximately $2.3 million, or 31.5 percent, in the first nine months of fiscal 2014, as compared to the comparable period of fiscal 2013.
Page | 19

Index
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

Economic Trends

Economic conditions may continue to negatively impact capital expenditures at the hospital, ambulatory surgical center and physician level. Further, global economic conditions continue to negatively impact the volume and average selling price of the Company’s products in our European markets.  The Company’s international sales of ophthalmic products decreased 0.6 percent during the nine months ended April 30, 2014, as compared to the nine months ended April 30, 2013.

Results of Operations

Three-Month Period Ended April 30, 2014, Compared to Three-Month Period Ended April 30, 2013

Results Overview

During the third quarter ended April 30, 2014, the Company recorded net sales of $16.1 million, which generated $8.9 million in gross profit, operating income of $1.4 million and net income of approximately $943,000, or $0.04 income per share.  The Company had $12.8 million in cash and no interest-bearing debt as of April 30, 2014. Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next 12 months.

Net Sales

The following table presents net sales by category (dollars in thousands):

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Increase (Decrease)
Ophthalmic	$8,494	$8,666	(2.0%)
OEM (1)	7,383	7,388	(0.1%)
Other (2)	258	210	22.9%
Total	$16,135	$16,264	(0.8%)
(1)	Net sales to OEM customers represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel ablation generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products to Mobius. In addition, deferred revenues of $322,000 from the 2010 settlement with Alcon are included in this category for the three months ended April 30, 2014 and 2013, respectively. However, as cash from the 2010 Alcon settlement has already been collected, it will not impact our future liquidity.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.
Page | 20

Index
Ophthalmic sales decreased 2.0 percent in the third quarter of fiscal 2014, compared to the third quarter of fiscal 2013. Domestic ophthalmic sales decreased 6.1 percent in the third quarter of fiscal 2014, primarily due to the decreased sales of base business capital equipment and disposables, partially offset by increased sales of procedural kits (including kits associated with VersaVITTM).  International ophthalmic sales increased 3.1 percent in the third quarter of fiscal 2014, primarily due to sales from M.I.S.S. and positive currency exchange, partially offset by decreased sales of base business capital equipment and disposables.  OEM sales decreased $5,000 in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013. Total OEM sales decreased 0.1 percent to $7.4 million in the third quarter of fiscal 2014 (including $322,000 of deferred revenue recognized from the 2010 Alcon settlement), compared with $7.4 million in the third quarter of fiscal 2013 (including $322,000 of deferred revenue recognized). OEM sales benefited from strong volumes of disposable products sold to Codman and Stryker, offset by decreased electrosurgery generator sales to Codman.  Other sales increased $48,000 in the third quarter of fiscal 2014, or 22.9 percent, compared to the third quarter of fiscal 2013.

     In the third quarter of fiscal 2014, disposable product sales accounted for approximately 85.9 percent of our total product sales. Overall sales of our disposable products grew $869,000, or 6.7 percent, in the third quarter of fiscal 2014, as compared to the comparable period of fiscal 2013. Sales of capital equipment decreased by approximately $998,000, or 33.9 percent, in the third quarter of fiscal 2014 as compared to the comparable period of fiscal 2013.

The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Increase (Decrease)
Domestic (including Marketing Partners and OEM sales)	$12,106	$12,345	(1.9%)
International (including Canada)	4,029	3,919	2.8%
Total	$16,135	$16,264	(0.8%)

Domestic sales decreased 1.9 percent in the third quarter of fiscal 2014 due to decreases in ophthalmic and OEM sales which are recorded as domestic sales.  International sales increased 2.8 percent in the third quarter of fiscal 2014 primarily due to the increase in international ophthalmology sales of 3.1 percent.  The increase in international ophthalmology sales was primarily due to sales from M.I.S.S. and positive currency exchange, partially offset by decreased sales of ophthalmic base business capital equipment and disposables.

Gross Profit

Gross profit as a percentage of net sales was 55.2 percent in the third quarter of fiscal 2014 compared to 55.7 percent for the same period in fiscal 2013.  Gross profit as a percentage of net sales for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 decreased 0.5 percentage points.  Gross profit margin for the third quarter of fiscal 2014 was negatively impacted by the mix of products including both the increase in our international sales and the increase in the percentage of our OEM sales.
Page | 21

Index
Operating Expenses (dollars in thousands)

	Three Months Ended April 30, 2014		Three Months Ended April 30, 2013
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development Expenses	$1,302	8.1%	$973	6.0%
Sales & Marketing Expenses	3,450	21.4%	3,523	21.7%
General & Administrative Expenses	2,602	16.1%	2,719	16.7%
Exit Costs	64	0.4%	--	--%
Medical Device Excise Tax	83	0.5%	115	0.7%

Research and development expenses (“R&D”) as a percentage of net sales was 8.1 percent and 6.0 percent for the third quarter of fiscal 2014 and 2013, respectively.   R&D investment increased $329,000 in the third quarter of fiscal 2014 compared to the same period in fiscal 2013.  The Company’s pipeline included approximately 26 active projects in various stages of completion as of April 30, 2014.  The Company’s R&D investment is driven by the opportunities to accelerate new products to meet the needs of its surgeon customers and address the demands of the market. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 6.0 to 8.0 percent of net sales over the next few years.

Sales and marketing expenses decreased $73,000 to approximately $3.4 million, or 21.4 percent of net sales, for the third quarter of fiscal 2014 compared to $3.5 million, or 21.7 percent of net sales, for the third quarter of fiscal 2013.  The decrease is primarily due to the decrease in domestic ophthalmology sales.

General and administrative expenses decreased by approximately $117,000 to $2.6 million, or 16.1 percent of net sales, in the third quarter of fiscal 2014 compared to $2.7 million, or 16.7 percent of net sales, for the third quarter of fiscal 2013. The decrease is primarily due to the elimination of the Chief Scientific Officer position.

Exit costs were $64,000, or 0.4 percent for net sales, for the third quarter of fiscal 2014 due to the closure of the King of Prussia location.  Exit costs consisted primarily of the severance obligations to former employees of this location.

Medical device excise tax was $83,000, or 0.5 percent of net sales, for the third quarter of fiscal 2014 compared to $115,000, or 0.7% of net sales, for the third quarter of fiscal 2013.

Other Income/(Expenses)

 Other income for the third quarter of fiscal 2014 was $1,000 as compared to other expense of $9,000 for the third quarter of fiscal 2013.

Operating Income, Income Taxes and Net Income

Operating income for the third quarter of fiscal 2014 decreased $310,000 to $1.4 million, as compared to the comparable 2013 fiscal period. The decrease in the operating income was primarily the result of a 0.8 percent decrease in sales and a 0.1 percent increase in cost of sales, resulting in a $139,000 decrease in gross profit.  A 33.8 percent increase in R&D expenses and $64,000 in exit costs associated with the closure of the Company’s King of Prussia location reduced operating income. However, a 2.1 percent decrease in sales and marketing expenses, a 4.3 percent decrease in general and administrative expenses and a 27.8 percent decrease in medical device excise taxes partially offset this decline.

The Company recorded a $469,000 tax provision on pre-tax income of $1.4 million, a 33.2 percent tax provision, in the quarter ended April 30, 2014.  In the quarter ended April 30, 2013, the Company recorded a $562,000 tax provision on pre-tax income of $1.7 million, a 32.8 percent tax provision.

Net income decreased by $207,000 to $943,000 for the third quarter of fiscal 2014 from $1.2 million for the same period in fiscal 2013. The decrease in net income was primarily from the decrease in operating income discussed above.  Basic and diluted earnings per share for the third quarter of fiscal 2014 was $0.04 as compared to $0.05 in the third quarter of fiscal 2013.  Basic weighted average shares outstanding increased from 25,299,131 at April 30, 2013, to 25,331,925 at April 30, 2014.
Page | 22

Index
Nine-Month Period Ended April 30, 2014, Compared to Nine-Month Period Ended April 30, 2013

Net Sales

The following table presents net sales by category (dollars in thousands):

	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013	Increase (Decrease)
Ophthalmic	$25,730	$26,012	(1.1%)
OEM (1)	20,355	18,314	11.1%
Other (2)	676	613	10.3%
Total	$46,761	$44,939	4.1%

(1)	Net sales to OEM customers represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel ablation generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products to Mobius. In addition, deferred revenues of $966,000 from the 2010 settlement with Alcon are included in this category for the nine months ended April 30, 2014 and 2013, respectively. However, as cash from the 2010 Alcon settlement has already been collected, it will not impact our future liquidity.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales decreased 1.1 percent in the first nine months of fiscal 2014, compared to the first nine months of fiscal 2013. Domestic ophthalmic sales decreased 1.5 percent in the first nine months of fiscal 2014, primarily due to the decreased sales of base business capital equipment and disposables, partially offset by increased sales of procedural kits (including kits associated with VersaVITTM).  International ophthalmic sales decreased 0.6 percent in the first nine months of fiscal 2014, primarily due to decreased sales of base business capital equipment and disposables, partially offset by increased sales from M.I.S.S.  OEM sales increased $2.0 million in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013. Total OEM sales grew 11.1 percent to $20.4 million in the first nine months of fiscal 2014 (including $966,000 of deferred revenue recognized from the 2010 Alcon settlement), compared with $18.3 million in the first nine months of fiscal 2013 (including $966,000 of deferred revenue recognized). The increase in OEM sales benefited from increased volumes of disposable products sold to Codman and Stryker, partially offset by weaker generator sales to Codman and Stryker.  Other sales increased $63,000 in the first nine months of fiscal 2014, or 10.3 percent, compared to the first nine months of fiscal 2013.

     In the first nine months of fiscal 2014, disposable product sales account for approximately 87.2 percent of our total product sales. Overall sales of our disposable products grew $4.3 million, or 11.7 percent, in the first nine months of fiscal 2014, as compared to the comparable period of fiscal 2013. Sales of capital equipment decreased by approximately $2.3 million, or 31.5 percent, in the first nine months of fiscal 2014 as compared to the comparable period of fiscal 2013.

The following table presents domestic and international net sales (dollars in thousands):

	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013	Increase (Decrease)
Domestic (including Marketing Partners and OEM sales)	$35,025	$33,154	5.6%
International (including Canada)	11,736	11,785	(0.4%)
Total	$46,761	$44,939	4.1%

Domestic sales increased 5.6 percent in the first nine months of fiscal 2014 due primarily to increases in OEM sales which are recorded as domestic sales.  International sales decreased 0.4 percent in the first nine months of fiscal 2014 primarily due to the decrease in international ophthalmology sales of 0.6 percent.  The decrease in international ophthalmology sales was primarily due to decreased sales of ophthalmic base business capital and disposables, partially offset by increased sales from M.I.S.S.
Page | 23

Index
Gross Profit

Gross profit as a percentage of net sales was 56.1 percent in the first nine months of fiscal 2014 compared to 50.5 percent for the same period in fiscal 2013.  Gross profit as a percentage of net sales for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 increased 5.6 percentage points.  Gross profit margin for the first nine months of fiscal 2013 was impacted by the three following factors:  (i) an approximate $1.6 million write-off of excess inventory and its associated labor and overhead negatively impacted our margin by 3.6 percentage points; (ii) weak demand for both our disposables and capital equipment reduced our ability to absorb labor and overhead costs and negatively impacted margin by 1.4 percentage points; and (iii) the decreased benefit from deferred revenue negatively impacted margin by 0.5 percentage points.  The inventory write-off, the weak demand for our disposables and the decreased benefit from deferred revenue did not recur during the first nine months of 2014.

Operating Expenses (dollars in thousands)

	Nine Months Ended April 30, 2014		Nine Months Ended April 30, 2013
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development Expenses	$4,012	8.6%	$2,660	5.9%
Sales & Marketing Expenses	10,655	22.8%	10,367	23.1%
General & Administrative Expenses	8,240	17.6%	7,999	17.8%
Exit Costs	578	1.2%	--	--%
Medical Device Excise Tax	323	0.7%	160	0.4%

R&D as a percentage of net sales was 8.6 percent and 5.9 percent for the first nine months of fiscal 2014 and 2013, respectively.   R&D investment increased $1.4 million in the first nine months of fiscal 2014 compared to the same period in fiscal 2013.  The Company’s pipeline included approximately 26 active projects in various stages of completion as of April 30, 2014.  The Company’s R&D investment is driven by the opportunities to accelerate new products to meet the needs of its surgeon customers and address the demands of the market. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 6.0 to 8.0 percent of net sales over the next few years.

Sales and marketing expenses increased $288,000 to approximately $10.7 million, or 22.8 percent of net sales, for the first nine months of fiscal 2014 compared to $10.4 million, or 23.1 percent of net sales, for the first nine months of fiscal 2013.  The increase is primarily due to the addition of the M.I.S.S. personnel in conjunction with the acquisition.

General and administrative expenses increased by approximately $241,000 to $8.2 million, or 17.6 percent of net sales, in the first nine months of fiscal 2014 compared to $8.0 million, or 17.8 percent of net sales, for the first nine months of fiscal 2013. The increase is primarily due to the addition of the M.I.S.S. personnel in conjunction with the acquisition and various other expense increases.

Exit costs were $578,000, or 1.2 percent for net sales, for the first nine months of fiscal 2014 due to the closure of the King of Prussia location.  Exit costs consisted primarily of the retirement obligation due to Dr. Malis, the Company’s former Executive Vice President and Chief Scientific Officer and other severance obligations.

Medical device excise tax was $323,000, or 0.7 percent of net sales, for the first nine months of fiscal 2014 compared to $160,000, or 0.4% of net sales, for the first nine months of fiscal 2013 as the Company began being assessed the medical device tax in January 2013.
Page | 24

Index
Other Income/(Expenses)

 Other income for the first nine months of fiscal 2014 was $7,000 as compared to other expense of $23,000 for the first nine months of fiscal 2013.

Operating Income, Income Taxes and Net Income

Operating income for the first nine months of fiscal 2014 increased $917,000 to $2.4 million as compared to the comparable 2013 fiscal period. The increase in operating income was primarily due to a 4.1 percent increase in sales and a 7.7 percent decrease in cost of sales (as detailed in the Gross Profit section above), resulting in a $3.5 million increase in gross profit.  The increase in gross margin was partially offset by a 50.8 percent increase in R&D expenses, a 2.8 percent increase in sales and marketing expenses, a 3.0 percent increase in general and administrative expenses, a 101.9 percent increase in medical device excise taxes and $578,000 in exit costs associated with the closures of the King of Prussia location.

The Company recorded a $781,000 tax provision on pre-tax income of $2.4 million, a 32.1 percent tax provision, in the first nine months ended April 30, 2014.  In the first nine months ended April 30, 2013, the Company recorded a $366,000 tax provision on pre-tax income of $1.5 million, a 24.6 percent tax provision.  The effective tax rate for fiscal 2013 was impacted by the re-enactment of the Research and Experimentation credit from December 2011.

Net income increased by $532,000 to $1.7 million for the first nine months of fiscal 2014 from net income of $1.1 million for the same period in fiscal 2013. The increase in net income was primarily due to the increase in operating income discussed above.  Basic and diluted earnings per share for the first nine months of fiscal 2014 was $0.07 as compared to $0.04 in the first nine months of fiscal 2013.  Basic weighted average shares outstanding increased from 25,229,250 at April 30, 2013, to 25,311,641 at April 30, 2014.

Liquidity and Capital Resources

The Company had approximately $12.8 million in cash and no interest-bearing debt as of April 30, 2014.

Working capital, including the management of inventory and accounts receivable, is a key management focus. At April 30, 2014, the Company had an average of 87 days of sales outstanding utilizing the trailing 12 months’ sales for the period ended April 30, 2014. The 87 days of sales outstanding at April 30, 2014, was 3 days unfavorable when compared to July 31, 2013, and 15 days unfavorable when compared to April 30, 2013, utilizing the trailing 12 months of sales.  The increase in days of sales outstanding was due to timing of sales throughout the quarter.

     At April 30, 2014, the Company had 200 days of average cost of sales in inventory on hand utilizing the trailing 12 months’ cost of sales for the period ended April 30, 2014.  The 200 days of cost of sales in inventory was unfavorable to July 31, 2013, by 22 days and 12 days unfavorable to April 30, 2013, utilizing the trailing 12 months of cost of sales. The Company had invested $3.4 million in inventory for new products and new product launches at April 30, 2014.  However, the Company had $921,000 in backlog as of April 30, 2014.

Cash flows provided by operating activities were $1.4 million for the nine months ended April 30, 2014, compared to cash flows provided by operating activities of approximately $1.2 million for the comparable fiscal 2013 period. The increase in cash flows of $279,000 was primarily attributable to the increase in deferred income taxes of $1.9 million, the decrease in income taxes receivable of $580,000 and the increase in net income of $532,000, offset by an increase in inventory of $1.5 million, an increase in accounts receivable of $441,000, a decrease in accounts payable of $372,000, a decrease in accrued expenses of $343,000 and an increase in prepaid expenses of $279,000.
Page | 25

Index
Cash flows used in investing activities were $1.0 million for the nine months ended April 30, 2014, compared to $695,000 of cash used in investing activities for the comparable fiscal 2013 period. During the nine months ended April 30, 2014, cash additions to property and equipment were $800,000, compared to $397,000 during the nine months ended April 30, 2013.  Also, during the nine months ended April 30, 2014, cash additions to patents and other intangibles were $229,000, compared to $298,000 during the nine months ended April 30, 2013.

Cash flows provided by financing activities for the nine months ended April 30, 2014 were $61,000 compared to $137,000 for the nine months ended April 30, 2013.  The decrease in cash flows provided by financing activities was due to the lower amount of stock options exercised in the period.

The Company had the following committed financing arrangements as of April 30, 2014, but had no borrowings thereunder:

Revolving Credit Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with interest at an interest rate based on either the one-, two- or three-month LIBOR plus 2.00 percent and adjusting each quarter based upon our leverage ratio. As of April 30, 2014, the interest rate under the facility would have been 2.15 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at April 30, 2014. Outstanding amounts, if any, are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on September 30, 2013, to extend the termination date through September 30, 2016.

The facility has two financial covenants:  a maximum leverage ratio of 3.75 times and a minimum fixed charge coverage ratio of 1.1 times. As of April 30, 2014, the Company’s leverage ratio was 0.56 times and the fixed charge coverage ratio was 3,050 times. Collateral availability under the line as of April 30, 2014, was approximately $9.5 million. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit:   Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of April 30, 2014. The equipment line of credit was amended on September 30, 2013, to extend the maturity date to September 30, 2016.

Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next 12 months.  In addition, the remaining deferred revenue from the Alcon settlement will flow through our statement of income over the next 12 years.  However, as cash has already been collected from the 2010 Alcon settlement, it will not impact our future liquidity.

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
Page | 26

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

Critical Accounting Policies

The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.  In the first nine months of fiscal 2014, there were no changes to the significant accounting policies.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $12.8 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 30 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 15 basis points would decrease the amount of interest income from these funds by approximately $19,000.

The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at April 30, 2014, bearing interest at a current rate of LIBOR plus 2.0 percent. The equipment line of credit facility had no outstanding balance at April 30, 2014, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these two facilities.

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
Page | 27

Index
Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2014. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2014, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1 — Legal Proceedings

     From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.  If a loss is not probable, a liability is not recorded.  As of April 30, 2014, the Company has no litigation reserve recorded.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None
Item 4 — Mine Safety Disclosures

Not applicable

Item 5 — Other Information

(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014.
Page | 28

Index
Item 6 — Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Trademark Acknowledgements

Regarding our trademarks, the Company relies on protections from both formal registrations and common law rights.  The Synergetics brand name is a registered trademark of the Company.  Other trademarks used in association with the Company’s products include the diamond logo, Vision for Life, VersaVIT, VersaPACK, Core Essentials, Bullseye, Corona, Diamond Black, DDMS, Directional Laser Probe, Extendable Directional Laser Probe, Inverted Directional Laser Probe, FullView, I-Pack, Kryoptonite, Maxillum, Microfiber, Microserrated, One-Step, Photon, Photon I, Photon II, P1, P2, Pinnacle, Syntrifugal, Apex, Synerport, TruCurve and Vivid.  Other trademark registrations owned by the Company include Malis, the Malis waveform logo, and Bident.  Other trademarks owned by us and for which use inures to the benefit of the Company include Burst, Barracuda, Lumenator and TruMicro.  All other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.
Page | 29

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC.
(Registrant)

June 9, 2014	/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

June 9, 2014	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)

Page | 30