Form 10-K
period 2014-07-31
SYNERGETICS USA INC
filed 2014-10-14
CIK 836429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2014 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is (§229.405)  not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☑
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported by The Nasdaq Stock Market as of January 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $66,981,524.

At October 10, 2014, there were 25,364,608 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders, expected to be held on December 11, 2014, are incorporated by reference into Part III of this Form 10-K where indicated.

SYNERGETICS USA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2014

SYNERGETICS USA, INC.

PART I

Item 1.	Business

Overview

Synergetics USA, Inc. (“Synergetics USA” or “the Company”) is a leading supplier of precision surgical devices. The Company’s primary focus is on the disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent distributor sales organizations, both domestically and internationally, and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered, disposable and reusable devices, surgical equipment, surgical procedural kits and the delivery of various energy modalities for the performance of surgery, including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide sales information is included in Note 17 to the audited consolidated financial statements filed as a part of this Annual Report on Form 10-K.

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

Recent Developments

We had several developments since fiscal 2012 that we expect will contribute to the growth of our business in the foreseeable future.

On October 27, 2011, the Company announced two new ophthalmic products for the vitrectomy market which were showcased at the 2011 Annual Meeting of the American Academy of Ophthalmology.  The Company also announced record sales leads generated from the showcasing of its ophthalmic products.

On December 31, 2011, the Company’s agreements with Codman & Shurtleff, Inc. (“Codman”) were renewed for a period of three years.

On February 9, 2012, Mobius Therapeutics, LLC, a St. Louis-based ophthalmic pharmaceutical company, announced that the U.S. Food and Drug Administration (“FDA”) had approved its orphan drug for glaucoma and that Synergetics would be manufacturing the kit for the administration of the drug.

On June 27, 2012, the Company announced that it received 510(k) clearance from the FDA for VersaVITTM, a novel vitrectomy system for the retinal surgery market.  On July 20, 2012, the VersaVITTM vitrectomy system received clearance for the “CE” mark, allowing access to the European market.

On November 28, 2012, the Company announced the signing of the third amendment to its agreement with Stryker Corporation (“Stryker”) for the supply and distribution of a multi-channel ablation generator and accessories, used for minimally invasive pain treatment, extending the termination date until June 30, 2015.

On July 9, 2013, the Company announced that it acquired M.I.S.S. Ophthalmics Limited (“M.I.S.S.”), a private ophthalmology distribution company incorporated in England and Wales, for net cash consideration of $2.8 million.

On September 30, 2013, the Company extended its revolving credit facility and its equipment line of credit through September 30, 2016.

On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri.  The Company expects to expense approximately $1.2 million, of which $682,000 was expended during fiscal 2014.  The remaining approximately $500,000 will be expended over the next five months to complete the closure. The Company expects the closure to result in a reduction in operating expense of more than $1.1 million on an annualized basis beginning in fiscal 2016.

On May 3, 2014, the Company acquired a private original equipment manufacturing (“OEM”) company incorporated in the United States for net cash consideration of $1.4 million.

On May 5, 2014, the Company announced the launch of the next generation DirectionalTM Laser Probe.  The DirectionalTM II Laser Probe is a significant improvement as compared to the original DirectionalTM Laser Probe as it incorporates years of feedback from surgeons on the original design.  The improvements include an ergonomic, color-coded handle that emulates our PinnacleTM instrument line and significant enhancements to the mechanism responsible for adjusting the fiber from a straight to curved position.

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

Summary of Financial Information

  The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY
	Fiscal Year Ended July 31,
	2014	Mix	2013	Mix

Ophthalmic	$35,242	54.4%	$35,446	56.4%
OEM(1)	28,671	44.3%	26,469	42.2%
Other (2)	856	1.3%	881	1.4%
Total	$64,769	100.0%	$62,796	100.0%

(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel ablation generators, disposable ultrasonic aspirator tips and related accessories to Stryker and sales of certain disposable products. In addition, recognition of deferred revenues of $1.3 million from Alcon is included in this category for each of the fiscal years ended July 31, 2014 and 2013.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

        The increase in sales during fiscal 2014 compared with fiscal 2013 was primarily due to a $2.2 million increase in OEM sales, partially offset by a $0.2 million decrease in ophthalmic sales.  Currently, disposable product sales account for approximately 86.9 percent of our total product sales.  Overall sales of our disposable products grew $5.3 million, or 10.2 percent, in fiscal 2014 as compared to fiscal 2013. Sales of capital equipment decreased by approximately $3.2 million, or 30.9 percent, in fiscal 2014 as compared to fiscal 2013.

Information with respect to the breakdown of revenue for domestic and international sales is included in Note 17 to the audited consolidated financial statements filed as part of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
(dollars in thousands)
	Fiscal Year Ended July 31,
	2014	2013	Increase
			(Decrease)
Net Sales	$64,769	$62,796	3.1%
Gross Profit	36,229	32,371	11.9%
Gross Profit Margin %	55.9%	51.5%	8.5%
Commercial Expenses
Research and Development	5,158	3,643	41.6%
Sales and Marketing	14,360	13,805	4.0%
General and Administrative	10,962	10,913	0.4%
Exit costs	682	--	N/M (1)
Medical Device Tax	486	289	68.2%
Operating Income	4,581	3,721	23.1%
Operating Margin	7.1%	5.9%	20.3%
EBITDA(2)	6,629	5,520	20.1%
Net Income	3,063	2,559	19.7%
Earnings per share	0.12	0.10	20.0%
Operating Return on Average Equity (2)	4.9%	4.4%	11.4%
Operating Return on Average Assets (2)	3.7%	3.2%	15.6%

(1)	Not Meaningful.
(2)	EBITDA, operating return on average equity and operating return on average assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization. Operating return on average equity is defined as net income divided by average equity. Operating return on average assets is defined as net income plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

	Fiscal Year Ended July 31, (dollars in thousands)
	2014	2013
EBITDA Calculation:
Net Income	$3,063	$2,559
Interest Expense	19	28
Income Taxes	1,498	1,130
Depreciation	1,173	1,123
Amortization	876	680
EBITDA	$6,629	$5,520
Operating Return on Average Equity Calculation:
Net Income	$3,063	$2,559
Average Equity
July 31, 2014	$64,424
July 31, 2013	60,152	$60,152
July 31, 2012		56,478
Average Equity	$62,288	$58,315
Operating Return on Average Equity	4.9%	4.4%
Operating Return on Average Assets Calculation:
Net Income	$3,063	$2,559
Interest Expense	19	28
Net Income + Interest Expense	$3,082	$2,587
Average Assets:
July 31, 2014	$84,715
July 31, 2013	82,693	$82,693
July 31, 2012		78,763
Average Assets	$83,704	$80,728
Operating Return on Average Assets:	3.7%	3.2%

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

Our Business Strategy

The Company’s strategy is to enhance shareholder value through profitable revenue growth in targeted segments of the ophthalmology and neurosurgery markets. This is accomplished through the identification and development of reusable and disposable devices in collaboration with leading surgeons and OEM partners. We are committed to establishing a strong operational infrastructure and financial foundation within which growth opportunities can be prudently evaluated, financed and pursued. We will remain vigilant and sensitive to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. In fiscal 2015 and beyond, our strategic priorities are to drive accelerating growth in the ophthalmology business, deliver improved profitability through our enterprise-wide continuous improvement initiatives, manage our neurosurgery and other OEM businesses for stable growth and strong cash flows, demonstrate consistent, solid financial performance and continued growth through strategic acquisitions.

Drive Accelerating Growth in our Ophthalmology Business

We are focused on expanding our product platform into larger and faster-growing segments of the vitreoretinal device market. Thus, we have focused our internal research and development efforts on developing innovative technologies that will enable the Company to enhance its value to the vitreoretinal community. We are implementing several focused initiatives to leverage on our recent introduction of VersaVIT 2.0TM and other new products to capitalize on the current macroeconomic environment. In addition, we are also seeking business development opportunities to augment and complement our existing ophthalmic franchise.  Finally, we are improving our sales force productivity. For example, in the U.S., we are focused on enhancing our compensation programs to target the appropriate mix of product. Also, we are focused on rigorous development of our sales force capabilities through enhanced training and customer relationship management. In the international markets, we are working to optimize our sales capabilities and distribution infrastructure.  Our recent acquisition of M.I.S.S. demonstrates our commitment to enhancing our international distribution infrastructure.

Deliver Improved Profitability through our Enterprise-Wide Continuous Improvement Initiatives

We have been developing comprehensive enterprise-wide continuous improvement initiatives aimed at creating a more efficient operating platform. We implemented our Enterprise Resource Planning (“ERP”) system in August 2011 which brought us accurate, timely information to more effectively manage our cost savings initiatives.  Prior to fiscal 2014, we believe we have taken over $2.0 million out of our cost basis since we implemented our cost savings efforts.  Through reducing our scrap, more efficient use of our labor force and concentrating our efforts on less costly components, we believe we have saved another $1.1 million in fiscal 2014.  Also, during fiscal 2014, we began our efforts to consolidate our manufacturing operations in O’Fallon, Missouri.  We believe these efforts will result in an additional $1.1 million in operating savings on an annualized basis beginning in fiscal 2016.

Manage our Neurosurgery and OEM Businesses for Stable Growth and Strong Cash Flows

We have long-term relationships established with our two largest OEM partners, Codman and Stryker. These relationships provide high visibility within the neurosurgery and pain control markets. We provide best-in-class technologies with our electrosurgical generators and disposable bipolar forceps being distributed by Codman and our multi-channel ablation generator and ultrasonic aspirator disposables being distributed by Stryker. We are working with both of these OEM partners to provide product line iterations to maintain their technological advantages. We also work with a select number of other potential OEM customers to develop relationships to support our strategic goal.

Demonstrate Consistent, Solid Financial Performance

In the short and long-term, we expect to grow our revenues and increase our profitability. We also will enhance our working capital usages by employing both our enterprise-wide continuous improvement initiatives and our ERP system to derive more free cash flow from the business. We will prudently manage our capital structure to allow for additional growth opportunities and optimal cash deployment.

Continued Growth through Strategic Acquisitions

We believe that we can generate substantial revenue and cost synergies through strategic acquisitions and have a history of successfully acquiring and integrating companies that expand our footprint, either geographically or in market sectors that are complementary to our existing operations.  We intend to continue to grow our business and enhance our product offerings through acquisitions that either complement our existing products or provide additional resources or products that will enrich and increase our customer relationships.  We regularly consider and enter into discussions regarding potential acquisitions. Any such transaction would be subject to negotiation of mutually agreeable terms and conditions, receipt of fairness opinions (if required) and approval of the parties’ respective boards of directors and can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations.

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

The Company has historically invested in specific R&D projects.  In fiscal 2014, we spent approximately 80 percent of our R&D expenditures on ophthalmic opportunities and 20 percent on neurosurgery and other OEM opportunities.

	Fiscal Year Ended July 31,
	2014	2013	2012
R&D expenditures (in thousands)	$5,158	$3,643	$3,642
Percentage of net sales	8.0%	5.8%	6.1%

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

At July 31, 2014, the Company’s development pipeline included 24 active projects in various stages of completion.  The Company completed its most recent top priority ophthalmology R&D project when it introduced the enhanced VersaVIT 2.0TM vitrectomy machine for use in vitreoretinal procedures. The launch of this product strengthens the Company’s position in the estimated annual $336 million vitrectomy machine and $215 million related procedural pack markets. We have begun development work on several of the larger active projects which are a subset of the 24 which we believe will drive future growth in both our ophthalmic and neurosurgery businesses.  In fiscal 2015, our key objective is to continue to commercialize VersaVIT 2.0TM globally.

The Company expects to invest in R&D at a rate of approximately 6 to 8 percent of net sales each fiscal year.  The majority of our R&D is conducted internally.  In fiscal 2015, we expect to fund all of our R&D projects with current assets and cash flows from operations.  We continuously review our R&D initiatives to ensure they remain consistent with and supportive of our strategic growth initiatives.

Marketing

Ophthalmic/Vitreoretinal

Markets

Vitreoretinal surgery refers to any surgical procedures involving the posterior portion of the eye, also commonly referred to as “the back of the eye.” Conditions associated with vitreoretinal surgery often require surgical treatment to prevent vision loss. These conditions include proliferative diabetic retinopathy, retinal detachments and tears, macular holes, macular puckers, vitreous hemorrhages and traumatic eye injuries as well as other diseases. The retinal surgeon requires a variety of devices and equipment to perform the surgery, such as a vitrectomy machine and vitrector to remove the vitreous from the eye, a light source and endoilluminator to illuminate the eye and a laser and endolaser probe, which provides focused photocoagulation for the treatment of diabetic retinopathy and related conditions.

Based upon a study performed by Market Scope LLC (“Market Scope”), dated March 2012, there are approximately 2,000 practicing retinal specialists in the United States and an additional 7,600 throughout the rest of the world. It is estimated that approximately 327,000 vitrectomies will be performed in the United States and 1.295 million total vitrectomies will be performed throughout the world in 2014.  Market Scope estimates that these procedures are growing 2.4 percent annually.

Our business continues to grow and evolve as market conditions change. Due to the changing needs of the retina community, the Company designed an enhanced version of the VersaVIT 2.0TM vitrectomy machine and vitrectomy packs to provide surgeons with a vitrectomy platform that is efficient, versatile, portable, space-saving, and cost effective. The Company will continue to focus on market needs and market changes to provide surgeons with products that meet their needs.

Marketing and Sales Force

In the United States, we have assembled a direct, dedicated sales organization, consisting of 22 sales representatives, nine field sales management/support persons and eight marketing professionals. In fiscal 2014, we expanded our field application specialists by three and our marketing professionals by one to fully implement our VersaVIT 2.0TM launch, and we are also working on additional devices and accessories to complement our VersaVIT 2.0TM vitrectomy system.  Our team sells vitreoretinal surgical products directly to end-users at hospitals, ambulatory surgery centers and surgeon offices throughout the country. We offer over 1,000 separate catalogue items in the vitreoretinal surgical market, 640 of which are manufactured by or for Synergetics. Our vitreoretinal products include a vitrectomy system under the VersaVIT 2.0TM brand, procedural packs under VersaPACKTM and Core EssentialsTM brands, fiberoptic endoilluminators and endolaser probes, a variety of disposable and reusable devices designed for intraocular manipulation of tissues, illumination equipment under the PhotonTM brand, laser equipment for the United States market under Ellex’s SolitaireTM brand, Volk’s line of ophthalmic lenses, Labtician’s scleral buckles and other miscellaneous products.

Internationally, we utilize a hybrid sales network comprised of direct and distributor sales. We have distribution agreements with independent representatives to sell and distribute our ophthalmic surgical products. On July 8, 2013, we acquired our United Kingdom distributor, M.I.S.S., which added five international employees.  At July 31, 2014, we had 15 international direct sales and distribution employees and were represented by over 80 non-U.S. distributors and independent sales representatives. Our vitreoretinal surgical products are offered for sale in approximately 50 countries outside the United States. The terms of sale to our non-U.S. distributors and our non-U.S. end-user customers do not differ materially from those to our domestic end-user customers. Selling prices are established based upon each country’s competitive pricing environment.

Competition

Competition in the vitreoretinal market is intense and is expected to increase.  This market is characterized by technological innovation and change.  We compete by providing products and services that are valued by our customers such as:  sales relationships, product innovations, and responses to changing market/business needs.  See Item 1A. “Risk Factors.”

Our ophthalmic surgical devices and equipment compete against manufacturers of similar products, including those sold by our major competitors, Alcon, a subsidiary of Novartis Corporation, Bausch & Lomb, Inc., a subsidiary of Valeant Pharmaceuticals International, Inc., Dutch Ophthalmic Research Center and Iridex Corporation. In addition, our products compete with smaller and larger specialized companies that do not otherwise focus on ophthalmic and vitreoretinal surgery.

OEM Partners and OEM Markets

The Company has material OEM relationships with Codman and Stryker.

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been marketed for over 30 years through a series of distribution agreements with Codman. On April 2, 2009, the Company executed a new, three-year distribution agreement (effective January 1, 2009) with Codman for the continued distribution by Codman of the fourth generation electrosurgical generator, certain other electrosurgery generators, related disposables and accessories. In addition, the Company entered into a three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the electrosurgical generators and related disposables and accessories in the fields of neurocranial and neurospinal surgery. The agreement expires on December 31, 2014.

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

The Codman relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes. Sales to Codman in the fiscal year ended July 31, 2014 comprised 23.4 percent of the Company’s net sales.

The Company supplies a multi-channel ablation generator used for minimally invasive pain control treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004, as amended.  The agreement expires on June 30, 2015.  The agreement covers the manufacture and supply of the multi-channel ablation generator unit together with certain accessories. The pain control generator can be utilized for facet denervation, rhizotomy, percutaneous cordotomy, dorsal root entry zone lesions, peripheral neuralgia, trigeminal neuralgia and ramus communications. Pain relief is achieved by the controlled heating of the area surrounding the electrode tip. A thermosensor in the probe is used to control tissue temperature. Impedance values are displayed for the user to guard against unsafe conditions. The system provides an electrical stimulator for nerve localization and various coagulating outputs that are selectable based on the procedures undertaken. The pain control generator is designed to produce a bipolar output to minimize current spread, although it can be operated in a monopolar mode as well. The agreement also provides Stryker the right of first refusal for the distribution of other products for use in the field of percutaneous treatment of pain or for use in other fields in conjunction with a generator product having the same features and technical specifications as the products distributed under this agreement.

On March 31, 2010, the Company entered into a supply agreement with Stryker pursuant to which the Company agreed to supply Stryker with disposable ultrasonic aspirator instrument tips and certain other consumable products used in conjunction with Stryker’s ultrasonic aspirator console and handpieces.  The agreement expires on March 31, 2016.

The Stryker relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes. Sales to Stryker in the fiscal year ended July 31, 2014 comprised 16.6 percent of the Company’s net sales.

Markets

Neurosurgical procedures on a global basis continue to rise at an estimated 1 to 3 percent growth rate driven by an aging global population, new technologies, advances in surgical techniques and a growing global market resulting from ongoing improvements in healthcare delivery in emerging markets, among other factors. Based significantly upon this growth in procedures, sales of neurosurgical products worldwide are forecasted to increase by approximately 4 percent.

Competition

In the field of neurosurgery, we design, develop and manufacture precision-engineered, surgical devices and instruments. We believe we are the premier manufacturer of bipolar electrosurgical systems for use in neurosurgery. Our neurosurgical bipolar electrosurgical systems and accessories, which are sold by Codman, compete against similar products sold by the Valleylab division of Covidien Ltd., Kirwan Surgical Products, Inc., Erbe Elektromedizin GmbH and the Aesculap division of B. Braun Medical Inc. The ultrasonic aspiration tips and accessories we supply to Stryker compete against similar products sold by Integra Life Sciences Holdings, Corp., the manufacturer of the CUSATM and the SelectorTM ultrasonic aspirator systems, and Misonix, Inc.  Additionally, the products we manufacture compete with smaller and larger specialized companies. These products also compete with other technologies, such as handheld instruments and a variety of tissue removal systems designed for removing skull-based tumors.  See Item 1A. “Risk Factors.”

Operations

Manufacturing and Supplies

We design, manufacture and assemble the majority of our ophthalmic, direct neurosurgical and certain of our OEM products in our facility in O’Fallon, Missouri.  The bipolar electrosurgical generators (including the neurosurgical, pain control and other generator units) are manufactured in our facility in King of Prussia, Pennsylvania.  We are in process of transitioning this manufacturing to O’Fallon, Missouri which we believe will be completed by mid-fiscal 2015.  The SolitaireTM laser and the Volk lenses are purchased by the Company from their respective manufacturers.  Our products are assembled from raw materials and components supplied to us by third parties.  Most of the raw materials and components we use in the manufacture of our products are available from more than one supplier.  For some components, there are relatively few alternate sources of supply.  For a portion of our disposable product line and for several key components of our PhotonTM light sources, our VersaVIT 2.0TM vitrectomy system and our electrosurgical generators, we rely upon single source suppliers or contract manufacturers.

During the fiscal year ended July 31, 2014, we continued our improvement journey and have introduced all of our manufacturing lines to a lean methodology.  These manufacturing lines are at varying degrees of maturity with respect to implementing the continuous improvement  methodology.  In fiscal 2015, we expect to continue the maturation process.  Throughout the year, we have been able to increase our sales by 2.2 percent without any significant increase in the manufacturing footprint.

Government Regulations

Medical devices manufactured by the Company are subject to extensive regulation by governmental authorities, including federal, state and non-U.S. governmental agencies.  The principal regulator in the United States is the FDA.  The medical device regulatory scheme in the European Union is driven by the Medical Device Directive.

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

All medical devices introduced into the market since May 28, 1976, which include all of our products, are required by the FDA as a condition of sale and marketing to secure either a 510(k) Premarket Notification clearance or an approved Premarket Approval Application (“PMA”) unless specifically exempted by regulation.  A Premarket Notification clearance indicates FDA agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market before 1976 or that has received 510(k) Premarket Notification clearance since that time.  The process of obtaining a Premarket Notification clearance can take several months or potentially years and may require the submission of limited clinical data and supporting information.  The PMA process typically requires the submission of significant quantities of clinical data and manufacturing information and involves significant review costs.  The Company does not anticipate any of our new devices in development at this time will require a PMA.

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

Medical device regulations also are in effect in many of the countries outside the United States in which our products are sold.  These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications.  The number and scope of these requirements are increasing.  In June 1998, the European Union Medical Device Directives became effective, and all medical devices sold in the European common market must meet the Medical Device Directives standards. The Company sells its products in the European medical device market; as such, we have voluntarily chosen to participate in audits established by the European Union through which we have obtained “CE marking” for many of our products.  The Company is subjected to annual audits at both of our manufacturing facilities for compliance to the quality system standards established by the International Standards Organization (“ISO”) and Medical Device Directives established by European law.  The Company is certified to ISO 13485:2003, the international standard for quality systems as applied to medical devices.  Failure to correct deficiencies discovered during an audit could result in the removal of the CE mark on our products, which would effectively bar the sale of the Company’s products in the European market.  Such a result would have a significant and material negative impact on the Company and its business.  In addition, there are several countries outside the European Union which require additional complex regulatory clearances.

Management believes that we are in material compliance with the government regulations governing our business in the countries where we market our products.

Safety Approvals

The majority of our capital equipment products also require electrical safety testing, and in some cases electromagnetic emission testing, either as a product registration requirement and/or to gain market acceptance.  Testing to internationally recognized standards is provided by third party vendors, who certify our products’ compliance to these standards.  The primary standard to which our capital equipment must comply requires that we provide detailed risk management documentation to support the electrical safety testing.

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

Patented and/or patent pending technology is used in most of our product lines, from our most recently released surgical equipment, the VersaVIT 2.0TM vitrectomy system and its associated disposables, to our line of Directional Laser ProbeTM devices, our DDMSTM membrane scrapers, our PhotonTM line of illumination technology with complimentary accessories, and further, to the products we make for our OEM partners, such as our Malis® line of bipolar electrosurgical generators, forceps and other accessories, as well as certain surgical ultrasonic aspiration tips.  When deemed appropriate for our business success, we have chosen to and will continue to choose to enforce and defend these patent rights.

We generally seek patent protection on those technological advancements that are believed to be patentable and are planned or likely to be used in our products or product improvements.  Currently, the Company owns 114 unexpired patents around the world, 40 of which have been issued in the United States.  Our oldest, unexpired patent was issued in the United States about 16 years ago, in 1998.  Given the range of ages of the patents in our portfolio, we expect that patent expiration will be a routine event going forward for some time.  We do not believe that the expiration of any one patent, or the expiration over time of each of our currently unexpired patents, will have a material, adverse effect on our business.  Furthermore, we manage our patent portfolio such that we will purge a patent application or an issued patent from our portfolio when we determine that the offensive and defensive value of such patent or application is outweighed by its costs of maintenance.

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

We do not rely exclusively on our patents to provide us with intellectual property protections, but we also rely on trade secrets, know-how, and trademarks.  In an effort to protect our trade secrets and know-how, we generally require our employees, consultants, and advisors to enter into confidentiality agreements with us upon the commencement of their respective relationships with us.  These confidentiality agreements typically provide that all confidential information developed or disclosed by us during the course of the relationship must be kept confidential and cannot be used except to further the purposes of the relationship.  To the extent that such confidential information is likely to include inventions, our agreements with our employees, consultants, and advisors may also contain provisions requiring these individuals to assign to us any inventions conceived or reduced to practice in the course of the relationship.

Regarding our trademarks, the Company relies on protections from both formal registrations and common law rights.  Trademark registrations owned by the Company or one of its subsidiaries include Synergetics, Malis, the Malis waveform logo and Bident.  Other trademarks used in association with the Company’s products include the diamond logo, Vision for Life, VersaVIT, VersaPACK, Core Essentials, Bullseye, Corona, Diamond Black, DDMS, Directional Laser Probe, Extendable Directional Laser Probe, Inverted Directional Laser Probe, FullView, I-Pack, Kryoptonite, Maxillum, Microfiber, Microserrated, One-Step, Photon, Photon I, Photon II, P1, P2, Pinnacle, Syntrifugal, Apex, Synerport, TruCurve, Vivid, Burst, Barracuda, Lumenator and TruMicro.  All other trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Backlog

As of July 31, 2014, our backlog was approximately $2.2 million, as compared to $1.9 million as of July 31, 2013.  We expect that this backlog will be filled within the current fiscal year.

Employees

On July 31, 2014, we had 373 employees, of which the majority were full-time employees.  As part of our continuous improvement philosophy, we currently utilize temporary staffing agencies to provide us with approximately 7 percent of our manufacturing staff in order to remain flexible.  Including the temporary staff and planned replacements, our head count would be approximately 395 employees.   From time to time, we retain temporary employees, part-time employees, engineering consultants, scientists and other consultants.  All full-time employees are eligible to participate in our health benefit plan.  None of our employees are represented by a union or covered by a collective bargaining agreement.  We consider our relationship with our employees to be satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information, as of the date of this Annual Report on Form 10-K, with respect to the executive officers of the Company.

Name	Age	Position(s) with the Company

David M. Hable	59	President, Chief Executive Officer & Director
Pamela G. Boone	51	Executive Vice President, Chief Financial Officer, Treasurer & Secretary
Jason J. Stroisch	39	Vice President of Marketing and Technology
Michael R. Fanning	48	Vice President of Domestic Sales

David M. Hable joined the Company as its President, Chief Executive Officer and director in January 2009.  Prior to joining the Company, Mr. Hable served as President and Chief Executive Officer of Afferent Corporation, a venture capital backed, medical device company focused on neuro stimulation therapies. Previously, he was Chairman of the Board of ONI Medical Systems, Inc., a developer and marketer of magnetic resonance imaging equipment for extremity applications in non-hospital settings. Mr. Hable also spent over 20 years with Codman, which develops and markets a wide range of diagnostic and therapeutic products for the treatment of central nervous system disorders. Mr. Hable was engaged at Codman in several sales and marketing positions.  From 1998 to 2003, Mr. Hable served as Codman’s Worldwide President leading all functions in the company, both domestically and internationally. Mr. Hable has overall responsibility for the management of the Company.

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

Jason J. Stroisch joined the Company in the Engineering division in September 1995.  In his 19 years with the Company, Mr. Stroisch has had increasing levels of responsibility within the organization, including International Product Manager, International Sales Manager and Vice President of Ophthalmic Sales.  In April 2009, he was promoted to Vice President of International Sales and Marketing.  In August 2012, oversight of our R&D efforts was added to his responsibilities and he became Vice President of Marketing and Technology.  Mr. Stroisch coordinates and supervises the marketing efforts of the Company and the scientific development of the Company’s products.

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

Special Note Regarding Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC and in our reports and presentations to stockholders or potential stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors.”

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

The medical technology industry is characterized by intense competition and technology change.  We compete with established medical technology companies and early stage companies that have alternative solutions for the markets we serve or intend to serve.  Many of our competitors have several advantages over us; including:

•	access to greater financial and human resources for product development, sales and marketing and patent litigation;
•	greater name recognition;
•	long established relationships with physicians and customers;
•	additional lines of products and the ability to offer rebates or bundle products to offer greater discounts or incentives;
•	more established sales and marketing programs, and distribution networks; and
•	greater experience in conducting R&D, manufacturing, preparing regulatory submissions and obtaining regulatory clearance or approval for products and marketing approved products.

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

In addition, our VersaVIT 2.0TM is complex in design and the manufacturing involves a highly complex and precise process.  As a result of the technical complexity, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability.  To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected.

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

New products and enhancements usually require a substantial investment in R&D before we can determine the viability of the product.  We currently have 24 active projects in the development pipeline. We spent approximately 8.0 percent of our sales on R&D during the fiscal year ended July 31, 2014, and we expect to spend 6 to 8 percent of our sales for this purpose in future periods.  Our R&D process entails considerable uncertainty.  Moreover, new products and enhancements may not produce revenues in excess of the R&D costs, and they may become obsolete by changing customer preferences or the introduction by our competitors of new technologies or features.  Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs.  Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products could have a material adverse effect on our operating results and would cause our net revenues to decline.

A significant part of our product sales comes from two customers, which makes us vulnerable to the loss of those customers.

During the fiscal year ended July 31, 2014, revenue from sales of our bipolar electrosurgical generators, disposable bipolar forceps, cord tubing sets and royalty payments from Codman represented approximately 23.4 percent of the Company’s total net sales.  Under our existing agreement with Codman, it distributes all contract products on an exclusive basis and has exclusive rights to distribute all monopolar and bipolar generators for use in neurocranial and neurospinal surgery.  The initial term of our existing agreement with Codman expired on December 31, 2011, after which the agreement entered into a single, automatic, three-year renewal term.  The agreement expires on December 31, 2014.  We continue to enhance the contract products and to develop new additions to the disposable bipolar forceps line for Codman which we expect will expand their reach to additional markets.

In addition, revenue from the sales of our pain control generators, the ultrasonic aspirator tips and accessories sold by Stryker accounted for 16.6 percent of the Company’s total net sales for fiscal 2014.  Under our existing agreements with Stryker, it distributes the pain control generator and ultrasonic aspirator tips on an exclusive basis.  The pain control generator agreement expires on June 30, 2015, and the ultrasonic aspirator tip agreement expires on March 31, 2016.  We continue to develop new ultrasonic aspirator tips with Stryker which we expect will expand their reach to additional markets.

Our King of Prussia closure plan exposes us to risk, and we may not realize the expected benefits.

Transferring manufacturing of medical devices is more expensive, time-consuming and riskier than similar transfers in less regulated industries.  Regulatory approval to sell our products is generally limited to the current manufacturing site, and changing the site requires the approval from regulatory bodies and our OEM partners prior to commercialization.  To satisfy our own quality standards as well as comply with applicable regulations, we must follow strict protocols to confirm that products made at a new site are equivalent to those made at the currently approved site.  Even minor changes in equipment, supplies or processes require validation.  While we have placed a priority on maintaining the continuity and quality of product supply, including increasing our inventory as safety stock during the closure, unanticipated delays or difficulties in the transfer process could interrupt our supply of products.

In fiscal 2014, we have expended $682,000 on the closure plan.  The goal of the project is to increase our operating margins by $1.1 million on an annualized basis beginning in fiscal 2016.  We cannot assure that we will achieve the expected benefits of this initiative.

Our international operations subject us to certain operating risks, which could adversely impact our net sales, results of operations and financial condition.

Sales of our products outside the U.S. represented approximately 25 percent of our revenue in 2014. Many of the products we sell to our OEM customers in the U.S. are subsequently shipped to their non-U.S. customers in various countries around the world, but revenue attributable to these sales is included in our domestic revenues. As of July 31, 2014, we sell our ophthalmic products outside the U.S. through five direct sales organizations in Australia, France, Germany, Italy and the United Kingdom, after our acquisition of M.I.S.S. on July 8, 2013.  The results of operations and the financial position of certain of our foreign operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk.  Our most significant currency exposures are to the Great Britain Pound (“GBP”) and the euro.  The exchange rates between the GBP and the euro in comparison to the U.S. dollar may fluctuate substantially.  We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in hedging activities.

In addition to our direct sales outside the U.S., we have over 80 independent distributors selling our products in over 50 countries.  The sales of our products across international borders subject us to extensive U.S. and foreign government trade, import, export and custom regulations and laws.  Compliance with these regulations is costly and may expose us to penalties for non-compliance.  Other laws and regulations that can significantly impact us are various anti-bribery laws including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and anti-boycott laws.  Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions of certain business activities and exclusion or debarment from government contracting.  Also, the failure to comply with applicable legal and regulatory obligations could result in delays and other disruptions of our shipping and sales activities.

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

Changes in foreign currency exchange rates may reduce the reported value of our foreign currency revenues, net of expenses and cash flows.  We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.

Worldwide macroeconomic slowdowns and related uncertainties could adversely affect our revenues, financial condition or results of operations.

We are subject to macro-economic fluctuations in the U.S. and worldwide economy.  We may be impacted by general economic conditions and factors over which we have no control, such as changes in inflation, interest rates and foreign currency rates, lack of liquidity in certain markets and volatility in capital markets.  Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could reduce customer orders or cause customer order cancellations.  In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the U.S. and abroad.

Weak economic conditions and declines in consumer spending and consumption may harm our operating results.  During uncertain economic times, customers or potential customers may delay or reduce their purchases of our products, which may impact our business in a numbers of ways:

•	lower prices for our products;
•	reducing or delaying sales;
•	insolvency of key suppliers resulting in product delays; and
•	delays in customer payments of outstanding accounts receivables.

We may face manufacturing and quality control challenges which could impact our competitive advantage.

The manufacturing of our surgical equipment and disposable accessories is a highly complex and precise process.  We assemble critical components and sub-assemblies and substantially all our final products at our facilities in O’Fallon, Missouri and King of Prussia, Pennsylvania. We are in process of transitioning this manufacturing to O’Fallon, Missouri which we believe will be completed by mid-fiscal 2015.  We may experience manufacturing difficulties, quality control issues or manufacturing constraints, particularly with regards to new products and increased production demands.  If our sales increase substantially, we may need to increase our production and quality control capacity and may not be able to do so in a timely, effective or cost efficient manner.  We may not be able to manufacture sufficient quantities of our products which may require us to qualify other manufacturers of our products.  Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and as a result, product shipments to our customers could be delayed, which would negatively impact our net sales.  Also, we may overestimate the demand for our product leading to excess inventory, which would increase our inventory carrying costs and increase the risk of inventory write-downs.  Any of these occurrences would negatively impact our business and operating results.

In addition, quality is extremely important to us and our customers due to the serious and costly consequences of product failure.  Our quality certifications are critical to the marketing success of our products.  If we fail to meet these standards, our reputation could be damaged, we could lose customers and our revenue and results of operations could decline.

If any of our single source or limited source suppliers were to cease providing components, we may not be able to produce certain products.

Our products are assembled from raw materials and components supplied to us by third parties.  Most of the raw materials and components used in the manufacturing of our products are available from more than one supplier.  For some components, there are relatively few alternate sources of supply.  However, we rely upon single source suppliers or contract manufacturers for a portion of our disposable product lines and for several key components of our PhotonTM light sources, our VersaVIT 2.0TM vitrectomy system and our electrosurgical generators.  In addition, these suppliers must also adhere to the FDA’s rigorous manufacturing standards.  Our profit margins and our ability to develop and deliver products on a timely basis may be adversely affected by the lack of alternative supply in the required timeframe.

There are risks associated with the use of independent manufacturers including:

•	unavailability of, shortage of or limitations on the ability to obtain supplies of components in the quantities we require;
•	delays in delivery or failure of suppliers to deliver critical components on the dates we require;
•	failure of suppliers to manufacture our components to our specifications; and
•	potentially reduced quality and inability to obtain components at acceptable prices.

Pursuant to the conflict minerals requirements promulgated by the SEC as part of Dodd-Frank Act, we are required to track and disclose the source of any conflict minerals used in our products, as well as the process we use to determine the source of such materials.  We are required to carry out a diligent effort to determine and disclose the source of these materials.  There can be no assurance we can obtain this information from intermediate producers who are unwilling or unable to provide this information or further identify their sources of supply or to notify us if these sources change.  We may incur expenses as we work with our suppliers to evaluate the source of any conflict minerals in our products, and compliance with these requirements could adversely affect the sourcing, supply and pricing of our raw materials.

The loss of key personnel or failure to integrate replacement personnel could harm our business.

Our future success depends upon the continued service of key management, technical sales and other critical personnel, including Messrs. Hable, Fanning and Stroisch and Ms. Boone, our Chief Executive Officer, our Vice President of Domestic Sales, our Vice President of Marketing and Technology, and our Chief Financial Officer, respectively.  We maintain key person life insurance for Mr. Hable and Ms. Boone.  Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them.  The loss of any key employee could result in a disruption to our operations and could materially harm our business.  In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

Our operating results may fluctuate.

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include, but are not limited to:

•	general economic uncertainties and political concerns;
•	changes in demand for our base ophthalmology and neurosurgery products;
•	changes in customer capital availability and customer budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products;
•	receipt of necessary regulatory approvals;
•	the introduction of new products or product lines;
•	product modifications;
•	the level of market acceptance of new products;
•	the timing of R&D and other expenditures;
•	timing of the receipt of orders from, and product shipments to, distributors and customers;
•	changes in the distribution arrangements for our products;
•	manufacturing or supply delays, including the ability of our sole or limited source suppliers to timely deliver components at the times and prices that we have planned;
•	the time needed to educate and train additional sales and manufacturing personnel;
•	increased costs associated with product introductions;
•	costs associated with defending our intellectual property; and
•	product returns from customers.

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

If we experience decreasing prices for our products and we are unable to reduce our expenses proportionally, our results of operations will suffer.

We may experience decreasing prices for our goods and services due to pricing pressure experienced by our customers from managed care organizations and third-party payers, increased market power of our customers as the medical device industry consolidates and increased competition among medical engineering and manufacturing service providers.  If the prices for our products decrease and we are unable to reduce our expenses, our results of operations will be adversely affected.

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

Acquisitions could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions are an important element of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology may create unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges;
•	Failure to successfully further develop the acquired business or technology;
•	Implementation or remediation of controls, procedures, and policies at the acquired company;
•	Integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions;
•	Transition of operations, users, and customers onto our existing platforms;
•	Failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;
•	In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;
•	Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire;
•	Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, product liabilities and other known and unknown liabilities; and
•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions, incur unanticipated liabilities and harm our business generally.

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results. Also, the anticipated benefit of many of our acquisitions may not materialize.

If our facilities were to experience catastrophic loss, our operations would be seriously harmed.

Our facilities could be subject to catastrophic loss such as fire, flood, tornados or earthquake. A substantial portion of our R&D and manufacturing activities, our corporate headquarters and other critical business operations are located in O’Fallon, Missouri and California near major fault lines which could experience an earthquake. We maintain property and business interruption insurance coverage at levels we have determined are reasonable.  Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair and replace our facilities.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data center and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and harm our reputation, which could adversely affect our business, revenues and competitive position.

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

We have significant goodwill and other intangible assets and potential impairment of goodwill and other intangibles may significantly impact our profitability.

Goodwill and intangible assets represent a significant portion of our total assets.  Finite-lived intangibles assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Goodwill and indefinite-lived intangibles assets are tested annually for impairment if events or changes in circumstances indicate that the asset may be impaired.  If an impairment exists, we would be required to take an impairment charge with respect to the impaired asset.  Events giving rise to impairment are difficult to predict and are an inherent risk in the medical device industry.  As a result of the significance of goodwill and intangible assets, our financial condition and results of operations in a future period could be negatively impacted should such an impairment of goodwill or intangible assets occur.

Risks related to the Regulation of our Industry

Uncertainty regarding U.S. healthcare reform measures, other healthcare regulatory changes and changes in third-party coverage and reimbursement policies could adversely affect our revenue and financial condition.

The Patient Protection and Affordable Care Act as modified by the Health Care and Education Reconciliation Act were enacted into law in March 2010.  Certain provisions of the law will not be effective for a number of years, and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood.  It is unclear what the full impacts will be from the law.

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

Additional changes in government legislation or regulation, or changes in private third-party payers’ policies toward reimbursement for procedures employing our products, may prohibit adequate reimbursement.  There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the cost of healthcare and change medical reimbursement policies.  Further proposed legislation or regulation and policy changes affecting third-party reimbursement are likely.  We cannot predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what the effect of such legislation or regulation may have on us.  However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.

Medical device companies are subject to rigorous regulation, including by the FDA and numerous other federal, state and foreign governmental authorities.  These authorities and members of the United States Congress have been increasing their scrutiny of our industry.  In addition, certain states have recently passed or are considering legislation restricting our interactions with health care providers and requiring disclosure of payments to them.  As a result, the Physician Payment Sunshine Act enacted in 2010 imposes reporting and disclosure requirements on device and drug manufacturers for any “transfers of value” made or distributed to health care providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals at the federal level.  Failure to submit this required information may result in significant civil monetary penalties.  While we have developed corporate compliance programs based on what we believe to be current best practices, we cannot assure you that we or our employees or agents are or will be in compliance with all applicable federal, state or foreign regulations and laws.  We anticipate that the various governments will continue to closely scrutinize our industry, and additional regulations by governmental authorities may increase compliance costs, exposure to litigation and other adverse effects to our operations.

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

Products under development are subject to FDA approval or clearance prior to commercial use.  The process of obtaining necessary FDA approvals or clearances is not only costly, but can potentially take years and the outcome may be uncertain.  Our inability to obtain required regulatory approval or clearance in a timely manner could harm our business.  Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed.  Additional studies may be required to gain approval or clearance for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for changes to the product.

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

The imposition of any of these enforcement actions could have a negative effect on our reputation, business operations and financial condition.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.

We are subject to income taxes as well as non-income based taxes, in both the U.S. and various jurisdictions outside the U.S.  We are subject to ongoing tax audits in various jurisdictions.  Tax authorities may disagree with certain positions we have taken and assess additional taxes and penalties.  We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision.  However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition.  Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, recent legislation imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of medical devices beginning in January 2013. Proposals for fundamental U.S. corporate tax reform, if enacted, could have a material impact on our future results of operations.

Our intellectual property rights may not provide meaningful commercial protection for our products, which could adversely affect our ability to compete in the market.

Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets.  We own patents that cover significant aspects of our products.  Certain patents of ours have expired and others will expire in the future.  Competitors may develop products similar to ours that our patents do not cover.  In addition, our current and future patent applications may not result in the issuance of patents in the United States or other countries.  Further, there is a substantial backlog of patent applications in the U.S. Patent and Trademark Office and the approval or rejection of patent applications may take several years.  In addition, challenges may be made to our patents in the courts or any of various patent offices around the world, and as a result our patents could be narrowed, invalidated or rendered unenforceable.  We may incur substantial costs and resources in applying for and prosecuting these patent, trademark and other intellectual property rights.

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

In addition, the laws of certain countries in which we market some of our products do not protect our intellectual property rights to the same extent as the laws of the U.S.  If we are unable to protect our intellectual property in these countries, it could have a material adverse effect on our business, financial condition or results of operations.

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

Our stock price has fluctuated widely.  It ranged from $2.93 to $4.99 per share during the year ended July 31, 2014.  Our stock price could continue to experience significant fluctuations in response to certain factors, some of which are beyond our control, such as:

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

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have not paid any dividends on our common stock since inception.  We currently expect to retain any earnings for use to further develop our business, and we do not expect to declare cash dividends on our common stock in the foreseeable future.  The declaration and payment of any such dividends in the future depends upon our earnings, financial condition, capital needs and other factors deemed relevant by our Board of Directors, and may be restricted by agreements with lenders.  As a result, the success of an investment in our common stock will depend entirely upon future appreciation.  There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our primary office and manufacturing operations are conducted in a 60,000 square foot building owned by Synergetics’ wholly owned subsidiary, Synergetics Development Company, LLC, a Missouri limited liability company.  The facility is located in O’Fallon, Missouri, approximately 25 miles west of St. Louis, Missouri.  We also lease 19,200 square feet of additional space adjacent to our headquarters in O’Fallon, Missouri, pursuant to a lease that expires on February 29, 2016.  The additional space houses the advanced technology and engineering group as well as the manufacturing and servicing of our capital equipment.

We also lease 13,500 square feet of space in King of Prussia, Pennsylvania, which is used for office, engineering, and OEM manufacturing activities.  The lease for this facility expires on October 31, 2015.  The closure of the King of Prussia facility is expected to occur by December 31, 2014.

Our subsidiary, M.I.S.S., owns a 1,703 square foot building located approximately 90 kilometers outside of London which serves as office and warehouse space for our United Kingdom operations.  We also lease 746 square feet next to the owned facility, which is used as our European warehouse.  The lease expires on November 30, 2015.

In addition, we lease a 13,000 square foot building in California which is used for office, OEM manufacturing and distribution activities.  The lease expires on November 30, 2017.

We believe that these facilities are suitable and adequate for our current operations.  Given our continuous improvement initiatives, we believe that we have the ability to generate additional production capacity using our existing manufacturing facilities.

Item 3.	Legal Proceedings

From time to time we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable, a liability is not recorded. As of July 31, 2014, the Company has no litigation reserve recorded.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on The NASDAQ Capital Market under the ticker symbol “SURG.”  The table below sets forth the range of high and low sales prices per share of the Company’s common stock as reported by The NASDAQ Capital Market for each of the quarterly periods within the fiscal years ended July 31, 2014 and 2013.  None of the prices shown reflect retail mark-ups, mark-downs or commissions.  For current price information, you are urged to consult publicly available sources.

	High	Low
Year ended July 31, 2013
Quarter ended October 31, 2012	$5.13	$3.92
Quarter ended January 31, 2013	$5.45	$4.06
Quarter ended April 30, 2013	$5.31	$2.95
Quarter ended July 31, 2013	$4.37	$2.93

Year ended July 31, 2014
Quarter ended October 31, 2013	$4.99	$3.80
Quarter ended January 31, 2014	$4.34	$3.24
Quarter ended April 30, 2014	$3.59	$2.93
Quarter ended July 31, 2014	$3.50	$2.95

The number of shareholders of Synergetics USA, Inc. as of October 6, 2014, was approximately 4,500.

The Company has not paid a dividend to holders of its common stock.  We currently intend to retain earnings to finance growth and development of our business and do not anticipate paying cash dividends in the near future.  Our revolving credit facility restricts the payment of dividends, if, following the distribution, the fixed charge coverage ratio would fall below the required minimum ratio.

STOCK PERFORMANCE GRAPH

The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act or the Exchange Act, respectively.

The graph below compares the cumulative total stockholder return on an investment in our common stock, and the stocks of The NASDAQ Composite Stock Market and The NASDAQ Medical Devices, Instruments and Supplies Index for the five-year period ended July 31, 2014.  The graph assumes the value of an investment of $100 in the common stock of each group or entity at August 1, 2009 and the reinvestment of all dividends.

Item 6.	Selected Financial Data

           The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  The statements of income data for the years ended July 31, 2014, 2013 and 2012 and the balance sheet data as of July 31, 2014 and 2013 have been derived from audited consolidated financial statements of the Company included elsewhere in this report.  The consolidated statements of income for the year ended July 31, 2011 and 2010 and the balance sheets data as of July 31, 2012, 2011 and 2010 have been derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.  The historical results are not necessarily indicative of the results of operations to be expected in the future.

	For the Fiscal Years Ended July 31,
	2014*	2013**	2012***	2011	2010
	(in thousands, except per share data)
Statements of Income Data:
Sales	$64,769	$62,796	$60,014	$55,657	$52,010
Cost of sales	28,540	30,425	25,495	22,876	22,050
Gross profit	36,229	32,371	34,519	32,781	29,960
Operating income	4,581	3,721	8,481	8,349	6,091
Income from continuing operations	3,063	2,559	5,968	5,669	5,767
Earnings per common share from income from continuing operations – basic	$0.12	$0.10	$0.24	$0.23	$0.23
Earnings per common share from income from continuing operations – diluted	$0.12	$0.10	$0.24	$0.23	$0.23
Net income	3,063	2,559	5,586	5,633	5,733
Earnings per common share – Basic	$0.12	$0.10	$0.22	$0.23	$0.23
Earnings per common share –Diluted	$0.12	$0.10	$0.22	$0.23	$0.23

*            In the fourth quarter of fiscal 2014, we have included the results of operations of our recently acquired private OEM company from May 3, 2014, the date of acquisition.
**      In the second quarter of fiscal 2013, the Company recorded an inventory write-down of approximately $2.1 million, or approximately $0.06 earnings per share, net of tax.  We have included M.I.S.S.’s results of operations in our financial statements from July 9, 2013, the date of acquisition in the fiscal year 2013.
***    In the third quarter of fiscal 2012, the Company recorded an inventory write-down of approximately $367,000, or approximately $0.01 earnings per share, net of tax.

	As of July 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents	$15,443	$12,470	$12,680	$18,399	$18,669
Current assets	48,483	44,797	42,227	44,250	41,066
Total assets	84,715	82,693	78,763	81,310	73,095
Current liabilities	7,049	8,011	6,467	12,586	6,349
Long-term liabilities	13,242	14,530	15,818	18,060	22,520
Retained earnings	36,160	33,097	30,538	24,952	19,319
Stockholders’ equity	64,424	60,152	56,478	50,664	44,226

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly referred to as MD&A, is intended to help the reader understand Synergetics USA, its operations and its business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated audited financial statements and accompanying notes filed as part of this Annual Report on Form 10-K.  This overview summarizes the MD&A, which includes the following sections:

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

Our Business

The Company is a medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative surgical devices, surgical equipment and consumables of the highest quality in order to assist and enable surgeons who perform surgery around the world to provide a better quality of life for their patients. The Company’s primary focus is on the surgical disciplines of ophthalmology (vitreoretinal) and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered disposable and reusable devices, surgical equipment, procedural kits and the delivery of laser energy, ultrasound, electrosurgery, aspiration, illumination and irrigation, often delivered in multiple combinations. Enterprise-wide sales information is included in Note 17 to the consolidated audited financial statements.

Demand Trends

The Company’s sales increased 3.1 percent during the fiscal year ended July 31, 2014 (including $1.3 million of deferred revenue recognized) compared with the previous fiscal year.  The most significant factor impacting this increase was a $2.2 million increase in OEM sales.  The increased OEM sales were partially offset by a $0.2 million decrease in ophthalmic sales. Currently, disposable product sales account for approximately 86.9 percent of our total product sales.  Overall sales of our disposable products grew $5.3 million, or 10.2 percent, in fiscal 2014 as compared to fiscal 2013. Sales of capital equipment decreased by approximately $3.2 million, or 30.9 percent, in fiscal 2014 as compared to fiscal 2013 due to macroeconomic condition constraints.

A study performed by Market Scope in March 2012 predicts a steady growth of 2.4 percent per year in retinal procedures worldwide driven by an increase in emerging market demand, an increase in the worldwide elderly population, an increase in the number of surgeons, an increase in the number of diseases treated with vitrectomy and an increase in frequency of diabetic complications due to the obesity epidemic.  Based upon this growth in procedures, sales of ophthalmology products worldwide are forecasted to increase by approximately 5.5%.

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

Pricing Trends

The Company has generally been able to maintain the average selling prices for its products in the face of downward pricing pressure in the healthcare industry. However, increased competition, in combination with customer budget constraints, capital scarcity and the transition of procedures to the ambulatory surgery center, has continued to pressure the Company’s selling prices on these devices. The Company has no major domestic group purchasing agreements.

Economic Trends

Economic conditions may continue to negatively impact capital expenditures at the hospital, ambulatory surgical center and physician level. Further, global economic conditions continue to negatively impact the volume and average selling price of the Company’s products in our European markets.

Regulatory Developments

In March 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act as modified by the Health Care and Education Reconciliation Act of 2010, was enacted into law. As a U.S.-headquartered company with significant sales in the United States, this new law will likely have a material impact on our results of operations.  A number of provisions of the new health care reform legislation are not yet finalized and effective, and as such, we are unable to predict the full impact of the laws and regulations promulgated thereunder.

Among other matters, the law imposes a 2.3 percent excise tax on all U.S. medical device sales which became effective in January 2013.  Approximately 74% of our consolidated fiscal 2014 sales were in the U.S.  If we are unable to offset the taxes that will be levied on these sales, such as through the increase of efficiencies through our continuous improvement initiatives, we expect that the new tax will materially and adversely affect our business, cash flows and results of operations.

The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs and includes provisions such as value-based payment programs and increased funding of comparative research.  Furthermore, beginning in 2011, the law includes a reduction in the annual rate of inflation as used in reimbursement formulas for hospitals and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014.  We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation.  However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Our Business Strategy

The Company’s key strategy is to enhance shareholder value through profitable revenue growth in targeted segments of the ophthalmology and neurosurgery markets. This is accomplished through the identification and development of reusable and disposable devices and surgical equipment in collaboration with leading surgeons and OEM partners. We are committed to establishing a strong operational infrastructure and financial foundation within which growth opportunities can be prudently evaluated, financed and pursued. We will remain vigilant and sensitive to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. In fiscal 2014 and beyond, our strategic priorities are to drive accelerating growth in the ophthalmology business, deliver improved profitability through our continuous improvement initiatives, manage our neurosurgery and OEM business for stable growth and strong cash flows, demonstrate consistent, solid financial performance and continued growth through strategic acquisitions.  Enterprise-wide sales information is included in Note 17 to the consolidated audited financial statements.  For additional detail on the Company’s Strategy, see Part I, Item 1, “Business – Our Business Strategy.”

Results of Operations

Year Ended July 31, 2014 Compared to Year Ended July 31, 2013

Net Sales

The following table presents net sales by category (dollars in thousands):

	Fiscal Year Ended July 31,
	2014	2013	%
Net Sales
Ophthalmic	$35,242	$35,446	(0.6%)
OEM (1)	28,671	26,469	8.3%
Other (2)	856	881	(2.8%)
Total	$64,769	$62,796	3.1%

(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel ablation generators, disposable ultrasonic aspirator tips and related accessories to Stryker, and sales of certain disposable products. In addition, recognition of deferred revenues of $1.3 million from Alcon is included in this category for the fiscal years ended July 31, 2014 and 2013.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales declined 0.6 percent in fiscal 2014 compared to fiscal 2013. Domestic ophthalmic sales decreased 1.3 percent primarily due to decreased sales of capital equipment and base business disposables partially offset by increased sales of VersaVITTM procedural kits.  International ophthalmic sales increased 0.2 percent primarily due to increased sales from M.I.S.S. and decreased foreign currency losses, partially offset by sales of capital equipment and base business disposables. OEM sales increased by $2.2 million in fiscal 2014 as compared to fiscal 2013. Total OEM sales rose 8.3 percent to $28.7 million in fiscal 2014 (including $1.3 million of deferred revenue recognized) compared with $26.5 million in fiscal 2013 (including $1.3 million of deferred revenue recognized). The increase was primarily due to strong disposable forceps sales to Codman and strong disposable ultrasonic aspirator tips and related accessories to Stryker. Other sales decreased $25,000 in fiscal 2014, or 2.8 percent, compared to fiscal 2013.

Currently, disposable product sales account for approximately 86.9 percent of our total product sales.  Overall sales of our disposable products grew $5.3 million, or 10.2 percent, in fiscal 2014 as compared to fiscal 2013. Sales of capital equipment decreased by approximately $3.2 million, or 30.9 percent, in fiscal 2014 as compared to fiscal 2013 due to macroeconomic condition constraints.

The following table presents domestic and international net sales (dollars in thousands):

	Fiscal Year Ended July 31,
	2014	2013	%
Net Sales
Domestic	$48,407	$46,489	4.1%
International	16,362	16,307	0.3%
Total	$64,769	$62,796	3.1%

Domestic sales increased 4.1 percent in fiscal 2014 due to increases in OEM sales.  The majority of OEM sales are recorded as domestic sales.  The increase in international sales of 0.3 percent was primarily due to the increased sales from M.I.S.S., partially offset by decreased sales of capital equipment and base business disposables.

Gross Profit

Gross profit as a percentage of net sales was 55.9 percent in fiscal 2014, compared to 51.5 percent in fiscal 2013.  Gross profit as a percentage of net sales for fiscal 2014 compared to fiscal 2013 increased 4.4 percentage points due to the following factors which occurred in fiscal 2013:  (i) an approximate $1.6 million increase in the reserve for excess and obsolete inventory and its associated labor and overhead in the second quarter of fiscal 2013 impacted our margin by 2.5 percentage points; (ii) weak demand for our disposable products reduced our ability to absorb labor and overhead by 1.0 percentage point; and (iii) the decreased benefit from deferred revenue negatively impacted margin by 0.3 percentage point.  Gross profit was also negatively impacted by product mix including both the products within our ophthalmology product line and the OEM sales, as they now comprise 44.3% of our sales mix.

Operating Expenses (dollars in thousands)

	Fiscal Year Ended July 31,
	2014		2013
	Dollars	% of Sales	Dollars	% of Sales
R&D costs	$5,158	8.0%	$3,643	5.8%
Sales and Marketing expenses	14,360	22.2%	13,805	22.0%
Medical Device Excise tax	486	0.7%	289	0.4%
Exit Costs	682	1.1%	-	0.0%
General and Administrative expenses	10,962	16.9%	10,913	17.4%
Total	$31,648	48.9%	$28,650	45.6%

R&D costs increased $1.5 million to $5.2 million, or 8.0 percent of net sales, for the fiscal year ended July 31, 2014, compared to $3.6 million, or 5.8 percent of net sales, for the fiscal year ended July 31, 2013.  As of July 31, 2014, there were 24 active product development projects in various stages of completion.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers and reflects the Company’s R&D budget.  This results in an investment rate that is comparable to such spending by other medical device companies.  The Company expects over the next few years to invest in R&D at a rate of approximately 6 to 8 percent of net sales.

Sales and marketing expenses, which consist of salaries, commissions and direct expenses, increased $555,000 to $14.4 million, or 22.2 percent of sales, for the fiscal year ended July 31, 2014, compared to $13.8 million, or 22.0 percent of net sales, for the fiscal year ended July 31, 2013.  The Company has added three support personnel and one marketing professional and has incurred other promotional costs as it launches the VersaVIT 2.0TM vitrectomy system and related procedural kits.

Medical device excise tax increased $197,000 to $486,000, or 0.8 percent of net sales, for the fiscal year ended July 31, 2014, compared to $289,000 or 0.5 percent of net sales, for the fiscal year ended July 31, 2013 as the Company began paying the medical device excise tax in January 2013.

Exit costs were $682,000, or 1.1% of net sales, for the fiscal year ended July 31, 2014 due to the pending closure of the King of Prussia location.  Exit costs consisted primarily of the severance obligations to former employees of this location.

General and administrative (“G&A”) expenses increased by approximately $49,000 during the fiscal year ended July 31, 2014 and as a percentage of net sales were 16.9 percent for the fiscal year ended July 31, 2014, as compared to 17.4 percent for the fiscal year ended July 31, 2013.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award calculated using the Black-Scholes option pricing model, and is recognized over the directors’ and employees’ requisite service periods.  The Company will continue to grant options to its independent directors and officers but uses restricted stock to provide incentive compensation for its non-officer employees.  As of July 31, 2014, the future compensation cost expected to be recognized for currently outstanding options is approximately $324,000 in fiscal 2015, $238,000 in fiscal 2016, $119,000 in fiscal 2017 and $17,000 in fiscal 2018.  However, the major portion of our stock compensation cost arises from our stock option grants to our independent directors, which is recognized pro-ratably over the year as the options vest.  As of July 31, 2014, there was approximately $580,000 of total unrecognized compensation cost related to non-vested restricted stock-based compensation arrangements granted under the Company’s Amended and Restated 2001 Stock Plan.  The cost is expected to be recognized over a weighted average period of four years, which is generally the vesting period.

Other Income/Expense

Other expense in fiscal 2014 decreased to $20,000 compared to other expense of $32,000 in fiscal 2013.

Operating Income, Income Taxes and Net Income

Operating income for fiscal 2014 was $4.6 million, as compared to operating income of $3.7 million in fiscal 2013. The increase in operating income was primarily the result of a 6.2 percent decrease in cost of goods sold and a 3.1 percent increase in net sales (including $1.3 million of deferred revenue recognized) for a net increase in gross profit of $3.9 million.  In addition, operating income was reduced in fiscal 2014 by an increase of $1.5 million in R&D expenses, exit costs of $682,000, an increase of $555,000 in sales and marketing expenses, an increase of $197,000 in medical device excise tax and an increase of $49,000 in G&A expenses.

For the fiscal year ended July 31, 2014, the Company recorded a $1.5 million income tax provision on a pre-tax income of $4.6 million, or 32.8 percent effective tax rate.  The effective tax rate was impacted by the expiration of the Research and Experimentation credit from December 2013 partially offset by the international tax planning the Company performed in fiscal 2014.  For the fiscal year ended July 31, 2013, the Company recorded a $1.1 million income tax provision on pre-tax income of $3.7 million, or 30.6 percent effective tax rate.  The effective tax rate was impacted by the re-enactment of the Research and Experimentation credit from December 2011.

Net income increased by $504,000 to $3.1 million for the fiscal year ended July 31, 2014 from $2.6 million for the same period in fiscal 2013.  Basic and diluted earnings per share from continuing operations for the fiscal year ended July 31, 2014 increased to $0.12 from $0.10 when compared to the fiscal year ended July 31, 2013.  Basic weighted average shares outstanding increased to 25,323,622 at July 31, 2014 from 25,243,010 at July 31, 2013.

Year Ended July 31, 2013 Compared to Year Ended July 31, 2012

Net Sales

The following table presents net sales by category (dollars in thousands):

	Fiscal Year Ended July 31,
	2013	2012	%
Net Sales
Ophthalmic	$35,446	$35,240	0.6%
OEM (1)	26,469	23,973	10.4%
Other (2)	881	801	10.0%
Total	$62,796	$60,014	4.6%

(2)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel ablation generators, disposable ultrasonic aspirator tips and related accessories to Stryker and sales of certain disposable products. In addition, recognition of deferred revenues of $1.3 million from Alcon is included in this category for the fiscal year ended July 31, 2013. Recognition of deferred revenues of $266,000 and $1.2 million from Codman and Alcon, respectively, are included in this category for the fiscal year ended July 31, 2012.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales grew 0.6 percent in fiscal 2013 compared to fiscal 2012. Domestic ophthalmic sales decreased 0.3 percent primarily due to decreased sales of base business capital equipment and disposables, partially offset by increased sales of VersaVITTM vitrectomy systems and procedural kits.  International ophthalmic sales increased 1.7 percent primarily due to increased sales of VersaVITTM vitrectomy systems and procedural kits and decreased foreign currency losses, partially offset by sales of base business capital equipment and disposables. OEM sales increased by $2.5 million in fiscal 2013 as compared to fiscal 2012. Total OEM sales rose 10.4 percent to $26.5 million in fiscal 2013 (including $1.3 million of deferred revenue recognized) compared with $24.0 million in fiscal 2012 (including $1.5 million of deferred revenue recognized). The increase was primarily due to strong disposable forceps and electrosurgical generator sales to Codman and strong multi-channel ablation generator sales to Stryker. Other sales increased $80,000 in fiscal 2013, or 10.0 percent, compared to fiscal 2012.

Disposable product sales accounted for approximately 80.5 percent of our total product sales in fiscal 2013.  Overall sales of our disposable products grew $2.2 million, or 4.4 percent, in fiscal 2013 as compared to fiscal 2012. Sales of capital equipment increased by approximately $839,000, or 8.8 percent, in fiscal 2013 as compared to fiscal 2012.

The following table presents domestic and international net sales (dollars in thousands):

	Fiscal Year Ended July 31,
	2013	2012	%
Net Sales
Domestic	$46,489	$44,047	5.5%
International	16,307	15,967	2.1%
Total	$62,796	$60,014	4.6%

Domestic sales increased 5.5 percent in fiscal 2013 due to increases in OEM sales.  All OEM sales were recorded as domestic sales during fiscal 2013 and 2012.  The increase in international sales of 2.1 percent was primarily due to the increased sales of VersaVITTM vitrectomy systems and procedural kits and decreased foreign currency losses, partially offset by decreased sales of base business capital equipment and disposables.

Gross Profit

Gross profit as a percentage of net sales was 51.5 percent in fiscal 2013, compared to 57.5 percent in fiscal 2012.  Gross profit as a percentage of net sales for fiscal 2013 compared to fiscal 2012 decreased 6.0 percentage points due to the following factors:  (i) an approximate $1.6 million increase in the reserve for excess and obsolete inventory and its associated labor and overhead in the second fiscal quarter impacted our margin by 2.5 percentage points; (ii) weak demand for our disposables reduced our ability to absorb labor and overhead by 1.0 percentage point; and (iii) the decreased benefit from deferred revenue negatively impacted margin by 0.3 percentage point.  Gross profit was also negatively impacted by product mix including both the products within our ophthalmology product line and the OEM sales, as they comprised 42.2% of our sales mix.

Operating Expenses (dollars in thousands)

	Fiscal Year Ended July 31,
	2013		2012
	Dollars	% of Sales	Dollars	% of Sales
R&D costs	$3,643	5.8%	$3,642	6.1%
Sales and Marketing expenses	13,805	22.0%	11,881	19.8%
Medical Device Excise tax	289	0.4%	-	0.0%
G&A expenses	10,913	17.4%	10,515	17.5%
Total	$28,650	45.6%	$26,038	43.4%

R&D costs remained flat at $3.6 million for fiscal 2013 when compared to fiscal 2012.

Sales and marketing expenses, which consist of salaries, commissions and direct expenses, increased $1.9 million to $13.8 million, or 22.0 percent of sales, for the fiscal year ended July 31, 2013, compared to $11.9 million, or 19.8 percent of net sales, for the fiscal year ended July 31, 2012.  The Company added three territory managers and incurred other promotional costs in connection with the launching of the VersaVITTM vitrectomy system and related procedural kits.

Medical device excise tax was $289,000, or 0.4 percent of net sales, for fiscal 2013, as the Company began paying the medical device excise tax in January 2013.

G&A expenses increased by approximately $398,000 during the fiscal year ended July 31, 2013 and as a percentage of net sales were 17.4 percent for the fiscal year ended July 31, 2013 as compared to 17.5 percent for the fiscal year ended July 31, 2012.  The increase in G&A expenses was primarily due to stock compensation granted to directors, executive officers and senior managers of the Company in December 2012 and various other cost increases.

Other Income/Expense

Other expense in fiscal 2013 increased to $32,000 compared to $14,000 in fiscal 2012.

Operating Income, Income Taxes and Net Income

Operating income for fiscal 2013 was $3.7 million, as compared to operating income of $8.5 million in fiscal 2012. The decrease in operating income was primarily the result of a 19.3 percent increase in the cost of goods sold, partially offset by a 4.6 percent increase in net sales (including $1.3 million of deferred revenue recognized) for a net decrease in gross profit of $2.1 million.  In addition, operating income was reduced in fiscal 2013 by an increase of $1.9 million in sales and marketing expenses, $289,000 in medical device excise tax and an increase of $398,000 in G&A expenses.

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

Net income was $2.6 million, or $0.10 basic and diluted earnings per share, for fiscal 2013 as compared to $5.6 million, or $0.22 basic and diluted earnings per share, for fiscal 2012.

Liquidity and Capital Resources

The Company had $15.4 million in cash and cash equivalents and no interest-bearing debt as of July 31, 2014.

Working capital, including the management of inventory and accounts receivable, is a management focus. At July 31, 2014, the Company had an average of 82 days of sales outstanding (“DSO”) in accounts receivable.  The 82 days of DSO at July 31, 2014 was 2 days favorable when compared to July 31, 2013 and 10 days unfavorable when compared to July 31, 2012 utilizing the trailing 12 months of sales. The DSO was impacted by the sales progression during the 2014 fourth quarter and the fiscal year.

At July 31, 2014, the Company had 194 days of inventory on hand.  The inventory on hand was unfavorable by 16 days when compared to July 31, 2013 and favorable by 30 days when compared to July 31, 2012 utilizing the trailing 12 months of cost of sales.  The Company had invested approximately $3.7 million in inventory for new products and new product launches at the end of fiscal 2014.  However, the Company had $2.2 million in backlog as of July 31, 2014.

Cash flows provided by operating activities were $5.7 million for the year ended July 31, 2014, compared to cash flows provided by operating activities of approximately $3.7 million for the comparable fiscal 2013 period.  The improvement in cash flows of approximately $2.0 million was primarily attributable to the decrease in accounts receivable of $2.1 million, the decrease in deferred taxes of $1.9 million and $0.9 million in various other adjustments. This increase was partially offset by a decrease in accounts payable of $1.7 million and decrease in accrued expenses of $1.2 million.

Cash flows used by investing activities were $2.6 million for the year ended July 31, 2014, compared to cash used by investing activities of $3.8 million for the comparable fiscal 2013 period.  During the year ended July 31, 2014, the Company invested $1.4 million in the acquisition of a private OEM company.  During the year ended July 31, 2013, the Company invested $2.8 million net cash in the acquisition of M.I.S.S.  In addition, during the year ended July 31, 2014, cash additions to property and equipment and patents were $0.9 million and $0.3 million, respectively, compared to $0.5 million and $0.4 million for fiscal 2013, respectively.

Cash flows provided by financing activities were approximately $0.1 million for the year ended July 31, 2014, compared to cash provided by financing activities of $0.1 million for the year ended July 31, 2013.  The Company received proceeds of $59,000 and a $38,000 income tax benefit from the exercise of stock options compared to proceeds of $65,000 and a $72,000 income tax benefit for fiscal 2013, respectively.

The Company had the following committed financing arrangements as of July 31, 2014:

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with an interest rate based on either the one-, two- or three-month LIBOR plus 1.75 percent and adjusting each quarter based upon our leverage ratio. As of July 31, 2014, interest under the facility is charged at 1.98 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at July 31, 2014. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on September 30, 2013, to extend the termination date through September 30, 2016.

The facility has two financial covenants: a maximum leverage ratio of 2.25 times and a minimum fixed charge coverage ratio of 1.25 times. As of July 31, 2014, the Company’s leverage ratio was zero, as there is no outstanding debt as of July 31, 2014, and the minimum fixed charge coverage ratio was 352 times, as interest expense was minimal. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest currently at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this line as of July 31, 2014. The equipment line of credit was amended on September 30, 2013 to extend the maturity date to September 30, 2016.

Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next 12 months.  In addition, the remaining deferred revenue from the Alcon settlement will flow through our statement of income over approximately the next 12 years.  However, as the cash has already been collected, it will not impact our future liquidity.  See “Use of Estimates and Critical Accounting Policies – Deferred Revenue” below.

Contractual Obligations

The Company has entered into contracts with various third parties in the normal course of business that will require future payments.  The following illustrates the Company’s contractual obligations as of July 31, 2014 (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Leases (1)	$668	$394	$248	$26	--
Total Contractual Obligations	$668	$394	$248	$26	$--

(1)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future cash payments would change if we exercised these renewal options or if we entered into additional operating lease agreements.

Use of Estimates and Critical Accounting Policies

The financial results of the Company are affected by the selection and application of accounting policies and methods. Significant accounting policies which require management’s judgment are discussed below.

Revenue Recognition

The Company primarily records revenue from product sales when the revenue is realized and the product is shipped from its facilities.  This includes satisfying the following criteria: the arrangement with the customer is evident, usually through receipt of a purchase order; the sales price is fixed and determinable; delivery to the carrier has occurred; and collectability is reasonably assured.  Freight and shipping billed to customers is included in net sales, and the cost of shipping is included in cost of sales.  Sales tax billed to customers is included as a liability as products are shipped.

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

Deferred Revenue

On April 23, 2010, the Company entered into a Settlement and License Agreement with Alcon  pursuant to which Alcon paid to the Company $32.0 million. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third quarter of fiscal 2010. The remaining $19.0 million has been accounted for as an up-front license fee under the Confidential Settlement and License Agreement and was deferred and recognized as earned over a period estimated to be 15 years based upon estimated shipments to Alcon under a related Supply Agreement executed pursuant to the settlement.  On February 13, 2012, Alcon informed the Company that it had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement. However, the Supply Agreement remains in effect and the Company has continuing performance obligations associated with the Supply Agreement. Therefore, the Company plans on recognizing the remaining deferred revenue associated with the Supply Agreement ratably over the next 12 years, which is the remaining life of the patents and associated Supply Agreement. The Company recognized $1.3 million, $1.3 million and $1.2 million of this deferred revenue for the fiscal years ended July 31, 2014, 2013 and 2012, respectively.

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. The Company’s inventory is very dynamic and new products are added frequently.  Thus, the Company reviews the valuation of its inventory on a quarterly basis and determines if a valuation allowance is necessary for items, including any excess quantities and identified obsolescence.  The Company monitors inventory activity by product type and uses both quantitative and qualitative factors to access the need for a reserve. The inventory analysis takes into account historical experience, the inventory’s length of time on hand, historical sales, product life cycle and product obsolescence. To the extent that the Company determines there are some excess quantities based on its projected levels of sales and other requirements, or obsolete material in inventory, the Company records a valuation reserve against all or a portion of the value of the related parts or products. If future cost valuations, future demand or market conditions are different from the Company’s projections, a change in recorded inventory reserve may be required and would be reflected in cost of sales in the period the revision is made.

Amortization Periods

The Company records amortization of intangible assets using the straight-line method over the estimated useful lives of these assets.  It bases the determination of these useful lives on the period over which it expects the related assets to contribute to its cash flows or in the case of patents, their legal life, whichever is shorter.  If the Company’s assessment of the useful lives of intangible assets changes, it may change future amortization expense (see “Impairment of Long-Lived Assets”).

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

Goodwill

As of July 31, 2014, we have recorded $12.7 million of goodwill.  We perform purchase price allocations including recognition of intangible assets when we have a business combination.  The excess of the purchase price after the allocation of fair values to tangible assets, liabilities and identifiable intangibles is allocated to goodwill.  We make judgments and estimates in conjunction with the carrying value of these assets, including determination of amounts to be capitalized and whether the assets have finite or indefinite lives for amortization purposes.  Currently, we have one reporting unit.

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

Other Intangibles

As of July 31, 2014, we have recorded $5.9 million of indefinite-lived intangible assets for the Malis® trademark.  The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark.  The Company intends to use the trademark indefinitely, and therefore, its useful life is not limited to any specific product.

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

If further testing is required, we utilize the discounted cash flow methodology, which focuses on our expected cash flows derived from the use of the intangible asset.  With respect to the trademark, the expected cash flows are reduced by the related income taxes and debt.  Significant and unanticipated changes to the market for the Malis® branded products or our contract licensing the use of the Malis® trademark could require a provision for impairment in a future period.

Future changes in judgments, assumptions and estimates that are used in our impairment testing for intangibles, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. Significant and unanticipated changes to either the market for the Malis® branded products or our contract licensing the use of the Malis® trademark could require a provision for impairment in a future period.

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

Tax Assets and Liabilities

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if its “more likely than not” that some portion or all of the deferred tax asset may not be realized.  In our annual evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income in our tax jurisdictions and available tax planning strategies.  If actual results differ from these assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period this determination is made.  At July 31, 2014, we had deferred tax assets related to net foreign operating loss carryforwards with a tax value of $1.7 million.  These net foreign operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred.  The Company has established a full valuation allowance for these deferred tax assets in conjunction with its overall income tax strategy including the inclusion of its foreign losses on our U.S. tax return.

In addition, the calculations of our tax liabilities involve dealing with uncertainties in the application of complex tax regulation.  On August 1, 2007, we adopted the provisions of ASC Topic 740 related to uncertain tax positions.  It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of certain outcomes.  We reevaluate these positions on a quarterly basis, including an analysis of changes in facts or circumstances, changes in tax law, effectively settled issues or net audit activity.  Such a change in recognition or measurement would result in the recognition of an additional charge to the tax provision.

Stock-Based Compensation

The Company utilizes FASB ASC Topic 718, “Compensation – Stock Compensation” in accounting for its employee stock options.  Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period.  Compensation expense is calculated using the Black-Scholes option pricing model.  Of the inputs into the Black-Scholes option pricing model, the one that can impact the value of the options the most is the volatility factor.  For awards occurring in fiscal year ended July 31, 2014, the Company has utilized a volatility factor of 68.6 percent in this calculation.  In addition, the Company utilized an expected average risk-free interest rate of 2.90 percent, an expected average life of 10 years and no expected dividends.

Recent Accounting Pronouncements

Information about recent accounting pronouncements is included in Note 20 to the consolidated audited financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $15.4 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 20 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 10 basis points would decrease the amount of interest income from these funds by approximately $15,000.

The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at July 31, 2014, bearing interest at a current rate of LIBOR plus 1.75 percent. The equipment line of credit facility had no outstanding balance at July 31, 2014, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these two facilities.

Additionally, the Company has exposure to foreign currency fluctuations through export sales to international accounts. As approximately 11.3 percent of our sales revenue is denominated in foreign currencies, we estimate that a change in the relative strength of the dollar to foreign currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to foreign currency.

Item 8.	Financial Statements and Supplementary Data

Financial statements and financial statement schedules specified by this Item, together with the report thereon by UHY LLP, are filed pursuant to Item 15 of this Annual Report on Form 10-K.

Information on quarterly results of operations is set forth in Note 19, “Quarterly Financial Data (Unaudited)” to our consolidated audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014.  Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation.  Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of July 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm — This Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the heading, “Executive Officers of the Registrant” in Part I, Item I of this Annual Report on Form 10-K is incorporated herein by reference. In addition, certain information required by this Item 10 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K (the “2014 Proxy Statement”) and is incorporated herein by reference.  The following sections of such proxy materials are herein incorporated by reference:  “Proposal 1 -- Election of Directors,” information regarding the Audit Committee of the Company included in the section “Corporate Governance – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Board of Directors has determined that Ms. Juanita Hinshaw, one of the Company’s independent directors, qualifies as the Audit Committee financial expert because she has served in an oversight role in finance and accounting.

We have established a Code of Business Conduct and Ethics applicable to all of the Company’s employees, officers and directors that is designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations. The Code of Business Conduct and Ethics is available on the Company’s website at www.synergeticsusa.com and is also available to stockholders in print upon request.  We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on the Company’s website within four business days following the date of such amendment or waiver.

During the fourth quarter of fiscal 2014, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

Item 11.	Executive Compensation

Information required pursuant to this Item 11 will be included in the Company’s 2014 Proxy Statement under the sections “Executive Compensation,” “Director Compensation,” “Change in Control Agreements” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required pursuant to this Item 12 will be included in the Company’s 2014 Proxy Statement under the section “Principal Stockholders” and is incorporated herein by reference.

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all of our equity compensation plans as of July 31, 2014.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity Compensation Plans Approved By Security Holders	815,162	$4.25	914,484
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	815,162	$4.25	914,484

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required pursuant to this Item 13 concerning certain relationships and related transactions, as applicable, will be included in the Company’s 2014 Proxy Statement under the section “Certain Relationships and Related Transactions” and is incorporated herein by reference.  Information required pursuant to this Item 13 concerning director independence will be included in the Company’s 2014 Proxy Statement under the section “Corporate Governance – Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required pursuant to this Item 14 concerning our principal accountant fees and services will be included in our 2014 Proxy Statement under the section Proposal 3 – “Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

Schedule II — Valuation Allowances and Qualifying Accounts is included in Note 21 to the consolidated financial statements, which are included following Item 15 of this Annual Report on Form 10-K.

3.	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(b)	The exhibits filed with this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(c)	None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Synergetics USA, Inc.

We have audited the accompanying consolidated balance sheets of Synergetics USA, Inc. and Subsidiaries as of July 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2014.  Synergetics USA, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergetics USA, Inc. and Subsidiaries as of July 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synergetics USA, Inc.’s and Subsidiaries’ internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO), and our report dated October 14, 2014 expressed an unqualified opinion.

/s/ UHY LLP

St. Louis, Missouri
October 14, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Synergetics USA, Inc.

We have audited Synergetics USA, Inc. and Subsidiaries’ internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synergetics USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Synergetics USA, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of Synergetics USA, Inc. and Subsidiaries, and our report dated October 14, 2014 expressed an unqualified opinion.

/s/ UHY LLP
St. Louis, Missouri
October 14, 2014

Synergetics USA, Inc. and Subsidiaries
Consolidated Balance Sheets
July 31, 2014 and 2013
(Dollars in thousands, except share and per share data)

	2014	2013
Assets
Current Assets
Cash and cash equivalents	$15,443	$12,470
Accounts receivable, net of allowance for doubtful accounts of $722 and $495, respectively	14,641	14,425
Inventories	15,134	14,825
Income taxes refundable	--	254
Prepaid expenses	1,223	996
Deferred income taxes	2,042	1,827
Total current assets	48,483	44,797
Property and Equipment, net	8,785	8,962
Intangible and Other Assets
Goodwill	12,738	12,155
Other intangible assets, net	11,911	11,715
Deferred income taxes	1,219	3,557
Patents, net	1,472	1,411
Cash value of life insurance	107	96
Total assets	$84,715	$82,693
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,530	$3,237
Accrued expenses	2,845	3,486
Income taxes payable	386	--
Deferred revenue	1,288	1,288
Total current liabilities	7,049	8,011
Long-Term Liabilities
Deferred revenue	13,242	14,530
Total long-term liabilities	13,242	14,530
Total liabilities	20,291	22,541
Commitments and Contingencies (Notes 11 and 18)
Stockholders’ Equity
Common stock at July 31, 2014 and July 31, 2013, $0.001 par value, 50,000,000 shares authorized; 25,364,608 and 25,292,960 shares issued and outstanding, respectively	25	25
Additional paid-in capital	28,594	27,489
Retained earnings	36,160	33,097
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(355)	(459)
Total stockholders’ equity	64,424	60,152
Total liabilities and stockholders’ equity	$84,715	$82,693

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Years Ended July 31, 2014, 2013 and 2012
(Dollars in thousands, except share and per share data)

	2014	2013	2012
Net sales	$64,769	$62,796	$60,014
Cost of sales	28,540	30,425	25,495
Gross profit	36,229	32,371	34,519
Operating expenses
Research and development	5,158	3,643	3,642
Sales and marketing	14,360	13,805	11,881
Medical device excise tax	486	289	--
Exit costs	682	--	--
General and administrative	10,962	10,913	10,515
	31,648	28,650	26,038
Operating income	4,581	3,721	8,481
Other income (expenses)
Investment income	10	31	40
Interest expense	(19)	(28)	(43)
Miscellaneous	(11)	(35)	(11)
	(20)	(32)	(14)
Income from continuing operations before provision for income taxes	4,561	3,689	8,467
Provision for income taxes	1,498	1,130	2,499
Income from continuing operations	$3,063	$2,559	$5,968
Loss from discontinued operations, net of income tax benefit of $--, $-- and $193, respectively	--	--	382
Net income	$3,063	$2,559	$5,586
Earnings per share:
Basic
Income from continuing operations	$0.12	$0.10	$0.24
Loss from discontinued operations	--	--	(0.02)
Net income	$0.12	$0.10	$0.22
Diluted
Income from continuing operations	$0.12	$0.10	$0.24
Loss from discontinued operations	--	--	(0.02)
Net income	$0.12	$0.10	$0.22
Basic weighted average common shares outstanding	25,323,622	25,243,010	25,100,064
Diluted weighted average common shares outstanding	25,393,264	25,337,525	25,256,584
Net income	$3,063	$2,559	$5,586
Foreign currency translation adjustment	104	47	(595)
Comprehensive income	$3,167	$2,606	$4,991

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended July 31, 2014, 2013 and 2012
(Dollars in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance August 1, 2011	24,970,884	$25	$25,598	$24,952	$89	$50,664
Net income	--	--	--	5,586	--	5,586
Foreign currency translation adjustment	--	--	--	--	(595)	(595)
Restricted stock grants	166,707	--	336	--	--	336
Stock-based compensation	5,593	--	428	--	--	428
Proceeds from stock options exercised	16,885	--	35	--	--	35
Tax benefit associated with stock options exercised	--	--	24	--	--	24
Balance, July 31, 2012	25,160,069	$25	$26,421	$30,538	$(506)	$56,478
Net income	--	--	--	2,559	--	2,559
Foreign currency translation adjustment	--	--	--	--	47	47
Restricted stock grants	58,272	--	293	--	--	293
Stock-based compensation	15,309	--	638	--	--	638
Proceeds from stock options exercised	59,310	--	65	--	--	65
Tax benefit associated with stock options exercised	--	--	72	--	--	72
Balance, July 31, 2013	25,292,960	$25	$27,489	$33,097	$(459)	$60,152
Net Income	--	--	--	3,063	--	3,063
Foreign currency translation adjustment	--	--	--	--	104	104
Restricted stock grants	7,000	--	426	--	--	426
Stock-based compensation	14,648	--	582	--	--	582
Proceeds from stock options exercised	50,000	--	59	--	--	59
Tax benefit associated with stock options exercised	--	--	38	--	--	38
Balance, July 31, 2014	25,364,608	$25	$28,594	$36,160	$(355)	$64,424

See Notes to Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended July 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Cash Flows from Operating Activities
Net income	$3,063	$2,559	$5,586
Plus: Loss from discontinued operations – net of tax	--	--	382
Income from continuing operations	3,063	2,559	5,968
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	1,173	1,123	1,093
Amortization	876	680	600
Provision for doubtful accounts receivable	338	207	50
Stock-based compensation	1,008	931	764
Deferred income taxes	1,836	(49)	153
(Gain) loss on sale of equipment	(10)	35	--
Changes in assets and liabilities
(Increases) decreases in:
Accounts receivable	(406)	(2,553)	(843)
Inventories	179	1,191	(3,695)
Prepaid expenses	(221)	(130)	93
Income taxes refundable	254	(254)	219
Increase (decrease) in:
Accounts payable	(849)	845	615
Accrued expenses	(667)	603	(183)
Deferred revenue	(1,288)	(1,288)	(1,494)
Income taxes payable	380	(235)	(5,848)
Net cash provided by (used in) operating activities	5,666	3,665	(2,508)
Net cash provided by discontinued operations	--	--	59
Net cash provided by (used in) operating activities	5,666	3,665	(2,449)
Cash Flows from Investing Activities
Proceeds on the sale of equipment	18	55	--
Purchase of property and equipment	(922)	(550)	(1,809)
Acquisition of patents and other intangibles	(258)	(412)	(214)
Acquisitions, less cash acquired	(1,387)	(2,848)	--
Increase in cash value of life insurance	(11)	(3)	(11)
Net cash used in investing activities	(2,560)	(3,758)	(2,034)
Cash Flows from Financing Activities
Payment on debt incurred for acquisition of trademark	--	--	(313)
Principal payments on long-term debt	--	--	(740)
Tax benefit associated with the exercise of non-qualified stock options	38	72	24
Proceeds from the issuance of common stock	59	65	35
Net cash provided by (used in) financing activities	97	137	(994)
Foreign exchange rate effect on cash and cash equivalents	(230)	(254)	(242)
Net increase (decrease) in cash and cash equivalents	2,973	(210)	(5,719)
Cash and cash equivalents
Beginning	12,470	12,680	18,399
Ending	$15,443	$12,470	$12,680

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$19	$28	$63
Income taxes (received) paid	(1,009)	1,568	7,950
Supplemental Schedule of Non-cash Investing and Financing Activity
Purchase of equipment included in accounts payable	17	120	--

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a leading supplier of precision surgical devices.  Through continuous improvement and development of its people, the Company’s mission is to design, manufacture and market innovative surgical devices, surgical equipment and consumables of the highest quality in order to assist and enable surgeons who perform surgery around the world to provide a better quality of life for their patients.   The Company’s primary focus is on targeted segments within the surgical disciplines of ophthalmology and neurosurgery. Its distribution channels include a combination of direct and independent distributor sales organizations and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri, King of Prussia, Pennsylvania, California and Corby, United Kingdom.  During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.

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

Inventories: Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. The Company’s inventory is very dynamic and new products are added frequently.  Thus, the Company reviews the valuation of its inventory on a quarterly basis and determines if a valuation allowance is necessary for items, including any excess quantities and identified obsolescence.  The Company monitors inventory activity by product type and uses both quantitative and qualitative factors to access the need for a reserve. The inventory analysis takes into account historical experience, the inventory’s length of time on hand, historical sales, product life cycle and product obsolescence. To the extent that the Company determines there are some excess quantities based on its projected levels of sales and other requirements, or obsolete material in inventory, the Company records a valuation reserve against all or a portion of the value of the related parts or products. If future cost valuations, future demand or market conditions are different from the Company’s projections, a change in recorded inventory reserve may be required and would be reflected in cost of sales in the period the revision is made.

During the second quarter of fiscal 2013, the Company completed a detailed analysis of its inventory and recorded a reserve for excess inventory of approximately $1.6 million.  In its continuous effort to manage its inventory, the Company had previously conducted an inventory analysis of obsolete inventory and recorded a provision for same in the third quarter of fiscal 2012.   The reserve was necessary to reflect not only the Company’s changing base ophthalmic business but also to reflect the appropriate level and mix identified in accordance with the Company’s continuous improvement methodology with respect to its inventory

Property and equipment: Property and equipment are depreciated using the straight-line method over their estimated useful lives as follows:

Useful lives (in years)
Building and improvements	7-39
Machinery and equipment	5-7
Furniture and fixtures	5-7
Software	3-10

Goodwill and other intangibles: Absent any impairment indicators, goodwill is tested for impairment on an annual basis.  The Company performs its goodwill impairment tests during the fourth fiscal quarter.  The Company has adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other:  Testing Goodwill for Impairment” and ASU No. 2012-12, “Intangibles – Goodwill and Other:  Testing Indefinite-Lived Intangible Assets for Impairment,” which permits the Company to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that goodwill and other intangibles have been impaired.  The Company has determined, based upon an assessment of qualitative factors, that it is more likely than not that goodwill and other intangibles have not been impaired and no further testing was performed as of July 31, 2014.  Other intangible assets, consisting of licensing agreements, proprietary know-how and customer relationships, are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter.  These periods range from three to fifteen years.  The life of a trademark is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark.  The Company intends to use the Malis® trademark indefinitely, and therefore, its useful life is not limited to any specific product. The trademark constitutes an indefinite-lived intangible that will be used in perpetuity.  Proprietary know-how consists of the patented technology which is included in the Company’s core product lines, bipolar electrosurgical generators. The Company also recorded intangible assets related to proprietary know-how and customer relationships in relation to its two recent acquisitions. Proprietary technology and expertise are distinguishing features of the Company’s products and represent a valuable intangible asset.

Patents: Incremental legal and other costs to obtain the patent are capitalized to a patent asset.  Salaries, benefits and other direct costs of product development are expensed as operating expenses in research and development (“R&D”) costs.  Patents are amortized to operations under the straight-line method over the remaining statutory life of the patent.

Deferred revenue: During the second quarter of fiscal 2011, the Company received a payment from Codman & Shurtleff, Inc. (“Codman”), an original equipment manufacturer (“OEM”) partner, to establish exclusivity on certain generator products and accessories.  Revenue from the agreement has been deferred and is being amortized over its expected term.  The Company recognized $0, $0 and $266,000 in revenue for the fiscal years ended July 31, 2014, 2013 and 2012, respectively, under the terms of the exclusivity agreement.

On April 23, 2010, the Company entered into a Settlement and License Agreement with Alcon, Inc. (“Alcon”)  pursuant to which Alcon paid to the Company $32.0 million. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third quarter of fiscal 2010. The remaining $19.0 million has been accounted for as an up-front license fee under the Confidential Settlement and License Agreement and was deferred and recognized as earned over a period estimated to be 15 years based upon estimated shipments to Alcon under a related Supply Agreement.  On February 13, 2012, Alcon informed the Company that it had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement. However, the Supply Agreement remains in effect and the Company has continuing performance obligations associated with the Supply Agreement. Therefore, the Company plans to recognize the remaining deferred revenue associated with the Supply Agreement ratably over the next 12 years which is the remaining life of the patents and associated Supply Agreement. The Company recognized $1.3 million, $1.3 million and $1.2 million of this deferred revenue for the fiscal years ended July 31, 2014, 2013 and 2012, respectively.

	July 31, 2014	July 31, 2013
Deferred revenue – Alcon settlement	$14,530	$15,818
Less: Short-term	1,288	1,288
Long-term portion	$13,242	$14,530

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

Income taxes: The Company accounts for income taxes under Accounting Standards Codification Topic 740, “Income Taxes” (“ASC Topic 740”).  Under ASC Topic 740, the deferred tax provision is determined using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In addition, under ASC Topic 740, the Company may recognize tax liabilities when, despite the Company’s belief that its tax return positions are supported, the Company believes that certain positions may not be fully sustained upon review by tax authorities.  The Company has identified no uncertain tax positions subsequent to the adoption of this standard on August 1, 2007.

The Company’s policy is to recognize interest and penalties through income tax expense.  As of July 31, 2014, the 2011 to 2013 tax years remain subject to examination by major tax jurisdictions.  There are no federal income tax audits in process as of July 31, 2014. There is one state audit currently in progress.

Fair value of financial instruments: The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses.  As of July 31, 2014, and 2013, the carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturity of these instruments.

Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized.  No impairment indicators existed as of July 31, 2014.

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

Foreign currency translation:  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Statement of income amounts have been translated using the average exchange rate for the year.  The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss).  The foreign currency translation adjustment is the only component of accumulated other comprehensive loss.  Foreign currency translation adjustments exclude income tax expense (benefit) given that the Company’s investments in foreign subsidiaries are deemed to be reinvested for an indefinite period of time.

Revenue recognition: The Company primarily records revenue from product sales when the revenue is realized and the product is shipped from its facilities.  This includes satisfying the following criteria: the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed and determinable; delivery to the carrier has occurred; and collectability is reasonably assured. Freight and insurance billed to customers is included in net sales, and the cost of freight and insurance is included in cost of sales.  Sales tax billed to customers is included as a liability as products are shipped.

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

Advertising: The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $197,000, $146,000 and $153,000 for the years ended July 31, 2014, 2013 and 2012, respectively.

Royalties: The Company pays royalties to doctors and medical institutions for providing assistance in the design and development of various devices and components.  Royalties are paid quarterly based on the sales of the instrument or components.  Royalty expense was approximately $346,000, $331,000 and $282,000 for the years ended July 31, 2014, 2013 and 2012, respectively.

Stock compensation: The Company has a stock plan for employees and consultants allowing for the grant of incentive and non-qualified stock options, restricted stock and stock awards. In addition, the Company has a stock option plan for non-employee directors allowing for non-qualified stock options.  Options under this plan have been granted to all non-employee directors.  Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the directors’ and employees’ requisite service periods. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and grant-date market value to determine the fair value of the restricted stock awards.

Earnings per share: Basic earnings per share data has been computed on the basis of the weighted average number of common shares outstanding during each period presented.  Diluted earnings per share data has been computed on the basis of the assumed conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase the net income per common share (dollars in thousands, except share and per share data):

	Year Ended July 31,
	2014	2013	2012
Numerator:
Income from continuing operations	$3,063	$2,559	$5,968
Loss from discontinued operations net of income tax	--	--	382
Net income	3,063	2,559	5,586
Denominator:
Weighted average common shares and denominator for basic calculation	25,323,622	25,243,010	25,100,064
Stock options	69,642	94,515	156,520
Denominator for diluted calculation	25,393,264	25,337,525	25,256,584
Earnings per share – basic
Income from continuing operations	$0.12	$0.10	$0.24
Loss from discontinued operations	--	--	(0.02)
Net income	$0.12	$0.10	$0.22
Earnings per share – diluted
Income from continuing operations	$0.12	$0.10	$0.24
Loss from discontinued operations	0.00	0.00	(0.02)
Net income	$0.12	$0.10	$0.22

Stock option shares excluded from computation of dilutive income per share because the effect would be antidilutive for the years ended July 31, 2014, 2013 and 2012 were 650,579, 533,079 and 215,734, respectively.

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

Note 2.  Exit Costs

    On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri. The Company expects to complete the closure by mid-fiscal 2015. Costs are recognized in “Exit costs” in the consolidated statements of income and comprehensive income.  As of July 31, 2014, the Company had a current liability of $112,000 for employee termination benefits in accrued expenses.

(dollars in thousands)	Twelve Months Ended July 31,		Cumulative as of July 31,	Total Expected to
	2014	2013	2014	be Incurred
Employee termination costs	$615	$--	$615	$1,085
Other associated costs	67	--	67	79
	$682	$--	$682	$1,164

Termination Costs

Exit liabilities at August 1, 2013	$--
Additions	682
Payments/settlements	(570)
Exit liabilities at July 31, 2014	$112

Note 3.  Acquisitions

On May 3, 2014, the Company acquired a private original equipment manufacturing company incorporated in the United States for net cash consideration of $1.4 million.

The Company has preliminarily allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition resulting in the recognition of $0.8 million of intellectual property and $0.4 million of goodwill, including the impact of deferred income taxes.  The results of operations for the acquired company have been included in the Consolidated Statements of Income from the date of acquisition.

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

The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition resulting in the recognition of $0.9 million of intellectual property and $1.5 million of goodwill.  The results of operations for M.I.S.S. have been included in the Consolidated Statements of Income from the date of acquisition.

No supplemental pro-forma information is presented for the acquisitions due to the immaterial effect of the acquisitions on the Company's financial statements. The Company recognized $64,000 and $70,000 of transaction related costs that were expensed in the years ended July 31, 2014 and 2013, respectively.

Note 4.  Discontinued Operations

In September 2011, the Company adopted a plan to close its plastic injection molding operations and transitioned this production to an outside vendor.  During the Company’s first quarter of fiscal 2012, substantially all operational activities of this unit were discontinued, and the Company classified them as discontinued operations.  The Company completed the sale of these assets prior to the end of the second quarter of fiscal 2012.  The assets included in the disposal group were primarily equipment.  The following table summarizes the results of the discontinued operations fiscal years ended July 31, 2014, 2013 and 2012 (dollars in thousands):

	Year Ended July 31
	2014	2013	2012
Net sales	$--	$--	$23
Operating costs	--	--	(191)
Impairment, restructuring and other charges	--	--	(253)
Write-off of goodwill	--	--	(29)
Loss on sale of fixed assets	--	--	(125)
Loss from discontinued operations before benefit for income taxes	--	--	(575)
Income tax benefit	--	--	193
Loss from discontinued operations	$--	$--	$(382)

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

Total sales to Codman and its respective percent of the Company’s net sales for the years ended July 31, 2014, 2013 and 2012, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows (dollars in thousands):

	Year Ended July 31,
	2014	2013	2012
Net sales	$15,173	$14,097	$11,150
Percent of net sales	23.4%	22.4%	18.6%

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

Total sales to Stryker and its respective percent of the Company’s net sales for the years ended July 31, 2014, 2013 and 2012, including the historical sales of pain control generators, and accessories that the Company has supplied in the past, as well as the disposable ultrasonic aspirator instrument tips sales and certain other consumable products resulting from the new agreements, were as follows (dollars in thousands):

	Year Ended July 31,
	2014	2013	2012
Net sales	$10,779	$10,815	$10,398
Percent of net sales	16.6%	17.2%	17.3%

No other customer comprises more than 10 percent of sales in any given year.

Note 6. Inventories

Inventories as of July 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013
Raw material and component parts	$5,900	$7,418
Work in progress	2,077	1,133
Finished goods	7,157	6,274
	$15,134	$14,825

Note 7.  Property and Equipment

Property and equipment as of July 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013
Land	$984	$730
Building and improvements	6,650	6,365
Machinery and equipment	9,023	8,665
Furniture and fixtures	1,182	1,058
Software	1,113	1,107
Construction in progress	153	177
	19,105	18,102
Less accumulated depreciation	10,320	9,140
	$8,785	$8,962

Depreciation expense is included in both cost of sales, selling and general and administrative expenses.  There are minimal long-lived assets outside of the United States.  Depreciation expense for the years ended July 31, 2014, 2013 and 2012 was approximately $1.2 million, $1.1 million and $1.1 million, respectively.

Note 8.  Other Intangible Assets

Information regarding the Company’s other intangible assets is as follows (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
	July 31, 2014
Proprietary know-how	$4,208	$2,208	$2,000
Trademark	5,944	--	5,944
Licensing agreement	5,694	2,895	2,799
Other intangibles	1,279	111	1,168
Patents	2,375	903	1,472
	$19,500	$6,117	$13,383

	July 31, 2013
Proprietary know-how	$3,707	$1,936	$1,771
Trademark	5,938	--	5,938
Licensing agreement	5,694	2,626	3,068
Other intangibles	938	--	938
Patents	2,087	676	1,411
	$18,364	$5,238	$13,126

Goodwill of $439,000 and other intangibles of $765,000 are a result of the acquisition of the private ophthalmic manufacturing company completed on May 3, 2014.  Goodwill of $1.5 million and other intangibles of $0.9 million are a result of the acquisition of M.I.S.S completed on July 8, 2013.  Goodwill of $10.7 million and proprietary know-how of $3.7 million are a result of the reverse merger transaction completed on September 21, 2005.  The Company did not incur costs to renew or extend the term of acquired intangible assets during the fiscal year ended July 31, 2014.

Amortization is included in general and administrative expense and was $876,000, $680,000 and $600,000 for the years ended July 31, 2014, 2013 and 2012, respectively.  Amortization for the next five years is expected to approximate $975,000 annually.

Note 9. Accrued Expenses

Accrued expenses as of July 31, 2014 and 2013 consisted of the following (dollars in thousands):

	2014	2013
Payroll, commissions and employee benefits	$1,402	$1,737
Operations/services	832	1,421
Taxes other than income	611	328
	$2,845	$3,486

Note 10.  Pledged Assets, Short and Long-Term Debt

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with an interest rate based on either the one-, two- or three-month LIBOR plus 1.75 percent and adjusting each quarter based upon our leverage ratio. As of July 31, 2014, interest under the facility is charged at 1.98 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at July 31, 2014. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on September 30, 2013, to extend the termination date through September 30, 2016.

The facility has two financial covenants: a maximum leverage ratio of 2.25 times and a minimum fixed charge coverage ratio of 1.25 times. As of July 31, 2014, the Company’s leverage ratio was zero, as there is no outstanding debt as of July 31, 2014, and the minimum fixed charge coverage ratio was 352 times, as interest expense was minimal. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest currently at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this line as of July 31, 2014. The equipment line of credit was amended on September 30, 2013 to extend the maturity date to September 30, 2016.

Note 11. Operating Leases

The Company leases various equipment, a portion of its facilities in O’Fallon, Missouri, the facility in California and the facility in King of Prussia, Pennsylvania under operating leases.  The O’Fallon, Missouri lease expires in February 2016, the California lease expires in November 2017 and the King of Prussia, Pennsylvania lease expires in October 2015.

The approximate minimum rental commitment under non-cancelable operating leases as of July 31, 2014 is due as follows (dollars in thousands):

Year Ending July 31,	Amount
2015	$394
2016	173
2017	75
2018	26
2019	--
$668

Rent expense incurred and charged to cost of sales and selling, general and administrative expenses was approximately $457,000, $364,000 and $353,000 for the years ended July 31, 2014, 2013 and 2012, respectively.

Note 12. Income Tax Matters

The Company and its wholly owned subsidiaries file as a single entity for income tax reporting purposes.  The net deferred income tax amounts included in the accompanying consolidated balance sheets as of July 31, 2014 and 2013 include the following amounts as deferred income tax assets and liabilities (dollars in thousands):

	2014	2013
Deferred tax assets:
Accounts receivable	$204	$119
Inventories	1,002	847
Accrued liabilities	173	186
Deferred revenue	5,456	5,940
Other	172	133
Loss on foreign subsidiaries	1,720	2,080
Valuation allowance	(1,720)	--
	7,007	9,305
Deferred tax liability
Property and equipment	960	1,561
Other intangible assets	2,786	2,360
	3,746	3,921
	$3,261	$5,384

The Company recorded a valuation allowance of the losses of its foreign subsidiaries in conjunction with its overall income tax strategy including the inclusion of its foreign losses on its U.S. tax return.

The deferred tax amounts noted above have been classified on the accompanying consolidated balance sheets as of July 31, 2014 and 2013, as follows (dollars in thousands):

	2014	2013
Current assets	$2,042	$1,827
Long-term asset	1,219	3,557
	$3,261	$5,384

The provision for income taxes for the years ended July 31, 2014, 2013 and 2012, consisted of the following (dollars in thousands):

	2014	2013	2012
Current (receivable) payable	$(338)	$1,179	$2,153
Deferred	1,836	(49)	153
	$1,498	$1,130	$2,306

Reconciliation of the Company’s income tax at the statutory rate to the Company’s effective rate is as follows:

	2014	2013	2012
Computed at the statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	2.4	2.5	2.4
Foreign rate differential	(3.2)	--	--
Production deduction for domestic manufacturers	(2.0)	(4.3)	(2.9)
Research and experimentation	(1.6)	(5.3)	(0.8)
Other	3.2	3.7	(3.2)
	32.8%	30.6%	29.5%

Note 13. Employee Benefit Plan

The Company has a 401(k) savings plan, which covers employees who have attained the age of 18 and who have been credited with at least one year of service.  Company contributions are made at the discretion of the Board of Directors.  The Company contributed $120,000, $203,000 and $79,000 to the plan for the years ended July 31, 2014, 2013 and 2012.

Note 14. Stock-Based Compensation Plans

Stock Option Plans

In addition to the historical options outstanding for Synergetics prior to the merger, the Company has options outstanding under two existing active option plans and two terminated plans of Valley Forge.  Under the Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (the “2001 Plan”), 2,000,000 shares of common stock are authorized for issuance to employees, officers and consultants of the Company.  There were 629,484 options and restricted shares not yet awarded at July 31, 2014 under the 2001 Plan.  Pursuant to the Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan, as amended (the “Non-Employee Directors’ Stock Option Plan”), 700,000 shares of common stock are authorized for issuance to non-employee directors.  There were 285,000 options available for future grants at July 31, 2014 under the Non-Employee Directors’ Stock Option Plan.  Generally, options are granted with an exercise price equal to market value at the date of grant and expire ten years from the date of the grant.  Generally, stock options granted under these plans vest over a three to five-year period, with the exception of the non-employee director options, which vest over a 12-month period.

A summary of the status of the fixed awards at July 31, 2014, 2013 and 2012 and changes during the years ended on those dates is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, July 31, 2011	517,029	$2.68	$2.16

Granted	235,734	$6.21	$4.75
Forfeited	(56,133)	$4.11	$3.22
Exercised	(16,885)	$2.07	$1.99
Options outstanding, July 31, 2012	679,745	$3.80	$2.98

Granted	142,227	$4.52	$3.42
Forfeited	(15,000)	$4.54	$3.66
Exercised	(59,310)	$1.10	$0.95
Options outstanding, July 31, 2013	747,662	$3.23	$4.17

Granted	117,500	$3.64	$2.72
Forfeited	--	--	--
Exercised	(50,000)	$1.17	$0.97
Options outstanding July 31, 2014	815,162	$4.25	$3.27

Options exercisable, July 31, 2014	582,299	$4.10	$3.18

A further summary of the awards outstanding at July 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Value
Unvested options, beginning of period	233,211	$3.84
Granted	117,500	$2.72
Vested	(117,848)	$3.40
Forfeited	--	--
Unvested options, period end	232,863	$3.50

Proceeds, related tax benefits realized from options exercised and the intrinsic value of options exercised were as follows (dollars in thousands), except exercise price:

	Fiscal Year Ended
	July 31, 2014	July 31, 2013	July 31, 2012
Proceeds of options exercised	$59	$65	$35
Related tax benefit recognized	38	72	24
Intrinsic value of options exercised	48	56	34

The following table provides information about options outstanding and exercisable options at July 31, 2014 (dollars in thousands):

	Options Outstanding	Exercisable Options
Number	815,162	582,299
Weighted average exercise price	$4.25	$4.10
Aggregate intrinsic value	$3,464	$2,387
Weighted average contractual term	6.5 years	5.8 years

The weighted average remaining life for options outstanding and weighted average exercise price per share for exercisable options at July 31, 2014 were as follows:

	Options Outstanding		Exercisable Options
	Shares	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Remaining Contractual Life (in years)
<$ 2.00	124,583	5.0 years	117,583	5.0 years
$ 2.01 to $3.00	40,000	3.3 years	40,000	3.3 years
$ 3.01 to $4.00	157,500	7.6 years	64,792	5.1 years
$ 4.01 to $5.00	257,345	6.8 years	196,800	6.5 years
$ 5.01 to $6.21	235,734	6.8 years	163,124	6.6 years
Total	815,162	6.5 years	582,299	5.8 years

During the second quarter of fiscal 2014, there were options to purchase 60,000 shares of common stock granted to the Company’s independent directors, which vest pro-ratably on a quarterly basis over the next year of service.  Each independent director receives an option to purchase 10,000 shares of the Company’s common stock each year in which he or she is elected, appointed, or re-elected to serve, or continues to serve as a director pursuant to the Non-Employee Directors’ Stock Option Plan. These options vest pro-ratably on a quarterly basis over the next year of service on the Board.

During the second quarter of fiscal 2014, there were options to purchase 57,500 shares of common stock granted to the officers of the Company.  These options were granted in conjunction with the Company’s annual review of compensation as of August 1, 2013 and vest on a quarterly basis over the next four years of service. The Company recorded $24,000 of compensation expense for the fiscal year ended July 31, 2014, related to these options.

The Company expects to issue new shares as options are exercised. As of July 31, 2014, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $324,000 in fiscal 2015, $238,000 in fiscal 2016, $119,000 in fiscal 2017 and $17,000 in fiscal 2018.

The following table provides the assumptions used in the Black-Scholes model:

	Fiscal Year Ended July 31,
	2014	2013	2012
Expected average risk-free interest rate	2.90%	1.72%	1.92%
Expected average life (in years)	10	10	10
Expected volatility	68.6%	70.5%	71.4%
Expected dividend yield	0.0%	0.0%	0.0%

The expected average risk-free rate is based on 10-year U.S. treasury yield curve in December of 2013.  The expected average life represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns.  Expected volatility is based on historical volatilities of Synergetics USA, Inc.’s common stock.  The expected dividend yield is based on historical information and management’s plan.

Restricted Stock Plans

Under the Company’s 2001 Plan, the Company’s common stock may be granted at no cost to certain employees and consultants of the Company.  Certain plan participants are entitled to cash dividends and voting rights for their respective shares.  Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three-year or five-year vesting period or at the end of the third or fifth year.  These shares also vest upon a change of control event.  Upon issuance of stock under the 2001 Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period.  As of July 31, 2014, there was approximately $580,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan.  The cost is expected to be recognized over a weighted average period of four years which is generally the vesting period.

In addition, during the fiscal year ended July 31, 2014, 14,648 shares were granted to advisory consultants under the 2001 Plan.  Compensation expense related to these shares was $55,000 for the fiscal year ended July 31, 2014.

The following table provides information about restricted stock awards during the fiscal year ended July 31, 2014, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of August 1, 2011	310,707	$2.38
Granted	202,072	6.37
Forfeited	(39,384)	5.88
Vested	(41,617)	3.47
Balance as of July 31, 2012	431,778	3.82
Granted	70,307	4.52
Forfeited	(10,160)	3.47
Vested	(86,677)	4.57
Balance as of July 31, 2013	405,248	3.79
Granted	7,000	3.38
Forfeited	(2,335)	3.88
Vested	(134,366)	4.52
Balance as of July 31, 2014	275,547	3.42

Compensation expense associated with stock-based compensation plans as of July 31, 2014, 2013 and 2012 was as follows (dollars in thousands):

	July 31, 2014	July 31, 2013	July 31, 2012
Stock Options:
Directors	$163	$230	$217
Employees	364	233	154
Total	$527	$463	$371
Restricted Stock
Employees	$426	$413	$357
Advisors	55	55	36
Total	481	468	393
Total Compensation Expense	$1,008	$931	$764
Income Tax benefits from Share-based Compensation	$331	$285	$225

As a result of the King of Prussia facility closure and resulting acceleration of vesting of stock compensation, $201,000 of this compensation expense is included in Exit Costs for the fiscal year ended July 31, 2014.

Note 15.  Stockholders’ Equity

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

Note 16. Research and Development Costs

R&D costs related to both future and present products are charged to operations as incurred.  The Company incurred approximately $5.2 million, $3.6 million and $3.6 million of R&D costs during the years ended July 31, 2014, 2013 and 2012, respectively.

Note 17. Enterprise-wide Sales Information

Enterprise-wide sales information as of July 31, 2014, 2013 and 2012 consisted of the following (dollars in thousands):

	Fiscal Year Ended July 31,
	2014	2013	2012
Net Sales
Ophthalmic	$35,242	$35,446	$35,240
OEM (1)	28,671	26,469	23,973
Other (2)	856	881	801
Total	$64,769	$62,796	$60,014

	Fiscal Year Ended July 31,
	2014	2013	2012
Net Sales
Domestic	$48,407	$46,489	$44,047
International	16,362	16,307	15,967
Total	$64,769	$62,796	$60,014

(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker, and sales of certain disposable products. Recognition of deferred revenues of $1.3 million from Alcon is included in this category for the fiscal years ended July 31, 2014 and 2013, and recognition of deferred revenues of $266,000 and $1.2 million from Codman and Alcon, respectively, are included in this category for the fiscal year ended July 31, 2012.

(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Note 18. Commitments and Contingencies

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

Note 19. Quarterly Financial Data (Unaudited)

The following table provides the Company’s quarterly information as presented in the Form 10-Q (dollars in thousands except share and per share data):

Quarters ended:	July 31, 2014*	April 30, 2014	January 31, 2014	October 31, 2013
Net sales	$18,008	$16,135	$15,096	$15,530
Gross profit	9,995	8,912	8,398	8,924
Operating income	2,156	1,411	(377)	1,391
Net income	1,410	943	(225)	935
Earnings per share - basic	$0.06	$0.04	$(0.01)	$0.04
Earnings per share - diluted	$0.06	$0.04	$(0.01)	$0.04
Basic weighted average common shares outstanding	25,352,326	25,331,925	25,309,641	25,294,020
Diluted weighted average common shares outstanding	25,400,341	25,392,782	25,309,641	25,389,940

Quarters ended:	July 31, 2013**	April 30, 2013	January 31, 2013	October 31, 2012
Net sales	$17,857	$16,264	$14,055	$14,620
Gross profit	9,676	9,051	5,171 ***	8,473
Operating income	2,212	1,721	(2,153)	1,941
Net income	1,439	1,150	(1,382)	1,352
Earnings per share – basic	$0.06	$0.05	$(0.05)	$0.05
Earnings per share – diluted	$0.06	$0.05	$(0.05)	$0.05
Basic weighted average common shares outstanding	25,290,882	25,299,131	25,230,142	25,160,757
Diluted weighted average common shares outstanding	25,367,558	25,362,923	25,230,142	25,286,184

*        The acquisition of the private OEM company has been reflected in our results of operations from May 3, 2014, the date of the acquisition.
**      The M.I.S.S. acquisition has been reflected in our results of operations from July 8, 2013, the date of the acquisition.
***    In the second quarter of fiscal 2013, the Company recorded an inventory write-down of approximately $2.1 million, or approximately $0.06 per share, net of tax.

Note 20. Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard update is effective for the Company as of the first quarter of fiscal 2015. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

In June 2014, the FASB issued an accounting standard update that provides explicit guidance on whether there is substantial doubt about an entity’s ability to continue as a going concern.  Before the issuance of this update, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. The guidance requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. The guidance becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting this guidance on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.

Note 21. Valuation Allowances and Qualifying Accounts

Schedule II — Valuation Allowances and Qualifying Accounts
(dollars in thousands)

Classifications	Balance at Beginning of Year	Charges to Cost and Expenses	Charges to Other Accounts	Deduction from Reserves	Balance at End of Year
Year ended July 31, 2012
Allowance for Doubtful Accounts & Returned Goods	$282	$37	$--	$--	$319
Allowance for Excess and Obsolete Inventory	$82	$384	$--	$--	$466
Year ended July 31, 2013
Allowance for Doubtful Accounts & Returned Goods	$319	$207	$--	$31	$495
Allowance for Excess and Obsolete Inventory	$466	$1,368	$--	$--	$1,834
Year ended July 31, 2014
Allowance for Doubtful Accounts & Returned Goods	$495	$338	$--	$111	$722
Allowance for Excess and Obsolete Inventory	$1,834	$383	$--	$--	$2,217

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synergetics USA, Inc.
(registrant)
October 14, 2014
/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

October 14, 2014	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 14, 2014
/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer and Director
(Principal Executive Officer)

October 14, 2014	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)

October 14, 2014
/s/ Robert H. Dick
Robert H. Dick, Chairman of the Board of Directors

October 14, 2014
/s/ Robert Blankemeyer
Robert Blankemeyer, Director

October 14, 2014	/s/ Lawrence C. Cardinale
Lawrence C. Cardinale, Director

October 14, 2014	/s/ Guy R. Guarch
Guy Guarch, Director

October 14, 2014	/s/ Juanita H. Hinshaw
Juanita H. Hinshaw, Director

October 14, 2014	/s/ D. Graeme Thomas
D. Graeme Thomas, Director

Index to Exhibits

Exhibit Number	Description
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

10.1**
Second Amended and Restated Synergetics USA, Inc. 2001 Stock and Performance Incentive Plan. (Filed as Appendix A to the Registrant’s definitive proxy statement filed on November 12, 2013 and incorporated herein by reference.)

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

10.7**
Amendment No. 2 to Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan.  (Filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14Afiled on November 14, 2012, and incorporated herein by reference.)

10.8**	401(k) and Profit-Sharing Plan. (Filed as Exhibit 10(x) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-35668-NY and incorporated herein by reference.)

10.9**
Change of Control Agreement between Synergetics USA, Inc. and David M. Hable (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 3, 2009 and incorporated herein by reference).

10.10**
Change in Control Agreement effective as of August 1, 2009 by and between Jerry Malis, MD and Synergetics USA, Inc. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2009 and incorporated herein by reference.

10.11**
Change in Control Agreement effective as of August 1, 2010 by and between Pamela G. Boone and Synergetics USA, Inc. (Filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on October 12, 2010 and incorporated herein by reference.

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

10.14**
Retirement Agreement between Synergetics USA, Inc. and Dr. Jerry L. Malis, dated December 21, 2013. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on March 3, 2014 and incorporated herein by reference.)

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

10.18	Assignment of Malis® Trademark, dated June 30, 1989. (Filed as Exhibit 10(j) to Valley Forge’s Registration Statement on Form S-18, Registration No. 33-31008-NY and incorporated herein by reference.)

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

10.21#
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

10.25
Acknowledgement of Amendment of Solicitation/Modification of Contract by and between Synergetics USA, Inc. and Stryker Instruments Division of Stryker Corporation, dated as of October 25, 2012.  (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 28, 2012, and incorporated herein by reference.)

10.26#
Addendum No. 3 to Supply and Distribution Agreement by and between Synergetics USA, Inc. and Stryker Instruments Division of Stryker Corporation dated November 27, 2012.  (Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 28, 2012 and incorporated herein by reference.)

10.27#
Supply Agreement by and between Synergetics, Inc. and Stryker Corporation dated March 31, 2010. (Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.28#
Amendment No. 1 to Supply Agreement by and between Synergetics, Inc. and Stryker Corporation dated November 28, 2011. (Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.29#
Amendment No. 2 to Supply Agreement by and between Synergetics, Inc. and Stryker Corporation dated June 30, 2012. (Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.30*#	Amendment No. 3 to Supply Agreement by and between Synergetics, Inc. and Stryker Corporation dated October 28, 2013.

10.31#
Product Development and Marketing Agreement by and between Synergetics USA, Inc. and Codman & Shurtleff, Inc. dated January 1, 2009. (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.32#
Amendment No. 1 to Product Development and Marketing Agreement by and between Synergetics USA, Inc. and Codman & Shurtleff, Inc. dated October 21, 2009. (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.33*#	Amendment No. 2 to Product Development and Marketing Agreement by and between Synergetics USA, Inc. and Codman & Shurtleff, Inc. dated May 12, 2014.

10.34#
Trademark License Agreement by and between Synergetics IP, Inc. and Codman & Shurtleff, Inc. dated January 1, 2009. (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.35
Agreement of Lease between Liberty Property Limited Partnership and Valley Forge. (Filed as Exhibit 10.16 to Valley Forge’s to Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)

10.36
Amendment to Agreement of Lease between Liberty Property Limited Partnership and Synergetics USA, Inc. dated March 26, 2009. (Filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2009 and incorporated herein by reference.)

10.37
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

10.45
Fifth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated December 1, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2008 and incorporated herein by reference.)

10.46***
Seventh Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated November 30, 2009 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2009 and incorporated herein by reference.)

10.47
Eighth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated November 30, 2010 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 and incorporated herein by reference.)

10.48
Ninth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated November 30, 2011 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2011 and incorporated herein by reference.)

10.49
Tenth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated September 30, 2013 (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.50
Third Amended and Restated Revolving Note from Synergetics, Inc. and Synergetics USA, Inc. in favor of Regions Bank, dated September 30, 2013 (Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.51
Second Amended and Restated 2008 Equipment Purchase Note from Synergetics, Inc. and Synergetics USA, Inc. in favor of Regions Bank dated September 30, 2013 (Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.52#
Confidential Settlement and License Agreement between Synergetics USA, Inc. and Alcon, Inc., Alcon Laboratories, Inc. and Alcon Research Ltd. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 and incorporated herein by reference.)

10.53#
Supply Agreement between Synergetics, Inc. and Alcon Research Ltd. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 and incorporated herein by reference).

21*	Subsidiaries of Registrant.

23.1*	Consent of UHY LLP.

31.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. Of 2002.

32.1*	Certification of the Registrant’s Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
***	The Company did not enter into a sixth amendment to credit agreement.
#	Portions of these exhibits have been omitted pursuant to requests for confidential treatment filed with the Commission. Omitted material for which confidential treatment has been requested has been filed separately with the Commission.