Form 10-Q
period 2014-10-31
SYNERGETICS USA INC
filed 2014-12-10
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of December 5, 2014 was 25,363,693 shares.

SYNERGETICS USA, INC.

Page | 2

Index
Part I — Financial Information
Item 1 — Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of October 31, 2014 (Unaudited) and July 31, 2014
(Dollars in thousands, except share data)

	October 31, 2014	July 31, 2014
Assets
Current assets
Cash and cash equivalents	$20,440	$15,443
Accounts receivable, net of allowance for doubtful accounts of $700 and $722, respectively	12,134	14,641
Inventories	15,184	15,134
Prepaid expenses	1,184	1,223
Deferred income taxes	2,041	2,042
Total current assets	50,983	48,483
Property and equipment, net	8,640	8,785
Intangible and other assets
Goodwill	12,648	12,738
Other intangible assets, net	11,674	11,911
Deferred income taxes	1,219	1,219
Patents, net	1,425	1,472
Cash value of life insurance	107	107
Total assets	$86,696	$84,715
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,282	$2,530
Accrued expenses	3,938	2,845
Income taxes payable	419	386
Deferred revenue	1,288	1,288
Total current liabilities	8,927	7,049
Long-Term liabilities
Deferred revenue	12,920	13,242
Total long-term liabilities	12,920	13,242
Total liabilities	21,847	20,291
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock at October 31, 2014 and July 31, 2014, $0.001 par value, 50,000,000 shares authorized; 25,363,693 and 25,364,608 shares issued and outstanding, respectively	25	25
Additional paid-in capital	28,757	28,594
Retained earnings	36,927	36,160
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(860)	(355)
Total stockholders’ equity	64,849	64,424
Total liabilities and stockholders’ equity	$86,696	$84,715

See Notes to Unaudited Condensed Consolidated Financial Statements.

Page | 3

Index
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
Three Months Ended October 31, 2014 and 2013
(Dollars in thousands, except share and per share data)

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
Net sales	$16,646	$15,530
Cost of sales	7,376	6,606
Gross profit	9,270	8,924
Operating expenses
Research and development	1,199	1,197
Sales and marketing	3,696	3,576
Medical device excise tax	128	125
Exit costs	62	--
General and administrative	3,028	2,635
	8,113	7,533
Operating income	1,157	1,391
Other income
Investment income	1	4
	1	4
Income from operations before provision for income taxes	1,158	1,395
Provision for income taxes	390	460
Net income	$768	$935
Earnings per share:
Basic earnings per share	$0.03	$0.04
Diluted earnings per share	$0.03	$0.04

Basic weighted average common shares outstanding	25,339,983	25,294,020
Diluted weighted average common shares outstanding	25,390,181	25,380,940

Net income	$768	$935
Foreign currency translation adjustment	(505)	175
Comprehensive income	$263	$1,110

See Notes to Unaudited Condensed Consolidated Financial Statements.

Page | 4

Index
Synergetics USA Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended October 31, 2014 and 2013
(Dollars in thousands)

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
Cash Flows from Operating Activities
Net income	$768	$935
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	309	266
Amortization	248	180
Provision for doubtful accounts receivable	--	56
Stock-based compensation	188	184
Deferred income taxes	--	92
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	2,315	1,629
Inventories	(123)	(1,152)
Prepaid expenses	(1)	(236)
Increase (decrease) in:
Accounts payable	764	(135)
Accrued expenses	1,055	(267)
Deferred revenue	(322)	(322)
Income taxes payable	39	300
Net cash provided by operating activities	5,240	1,530

Cash Flows from Investing Activities
Purchase of property and equipment	(178)	(302)
Acquisition of patents and other intangibles	(15)	(82)
Net cash used in investing activities	(193)	(384)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	28	--
Tax benefit associated with the exercise of non-qualified stock options	16	--
Net cash provided by financing activities	44	--

Foreign exchange rate effect on cash and cash equivalents	(94)	(79)
Net increase in cash and cash equivalents	4,997	1,067
Cash and cash equivalents
Beginning	15,443	12,470
Ending	$20,440	$13,537

See Notes to Unaudited Condensed Consolidated Financial Statements.

Page | 5

Index
Synergetics USA, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular information reflects dollars in thousands, except share and per share information)

Note 1. General

Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a medical device company.  Through continuous improvement and development of its people, the Company’s mission is to design, manufacture and market innovative surgical devices, surgical equipment and consumables of the highest quality in order to assist and enable surgeons who perform surgery around the world to provide a better quality of life for their patients.   The Company’s primary focus is on the surgical disciplines of ophthalmology and neurosurgery.  Its distribution channels include a combination of direct and independent vitreoretinal sales organizations and important strategic alliances with market leaders.  The Company’s product lines focus on precision engineered, disposable and reusable devices, surgical equipment, procedural kits and the delivery of various energy modalities for the performance of surgery including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. The Company is located in O’Fallon, Missouri, King of Prussia, Pennsylvania, California and Corby, United Kingdom.  During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.

Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2014, and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 14, 2014 (the “Annual Report”).

Note 2. Summary of Significant Accounting Policies

    The Company’s significant accounting policies are disclosed in the Annual Report. In the first three months of fiscal 2015, no significant accounting policies were changed.

Note 3.  Exit Costs

On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri.  The Company expects to complete the closure by mid-fiscal 2015. Costs are recognized in “Exit costs” in the consolidated statements of income and comprehensive income.  As of October 31, 2014, the Company had a current liability of $48,000 for employee termination benefits in accrued expenses.

Page | 6

Index
(dollars in thousands)	Three Months Ended October 31,		Cumulative as of	Total Expected
	2014	2013	October 31, 2014	to be Incurred
Employee termination costs	$--	$--	$615	$925
Other associated costs	62	--	129	239
	$62	$--	$744	$1,164

Termination Costs

Exit liabilities at August 1, 2014	$112
Additions	--
Payments	(64)
Exit liabilities at October 31, 2014	$48

Note 4.  Acquisitions

On May 3, 2014, the Company acquired a private, original equipment manufacturing company incorporated in the United States for net cash consideration of $1.4 million.

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

No supplemental pro-forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s financial statements.

Note 5. OEM Partner Agreements

The Company sells all of its generators and a majority of its neurosurgery instruments and accessories to two U.S.-based national and international original equipment manufacturer (“OEM”) partners as described below:

Codman & Shurtleff, Inc. (“Codman”)

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 30 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson.  On April 2, 2009, the Company executed a three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories, effective January 1, 2009.  In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.  Both agreements expired on December 31, 2011 and have been renewed for three years.  In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the bipolar generators and related disposables and accessories.  The Codman agreement is scheduled for renewal on or before December 31, 2014.  The agreement is expected to be renewed by the parties.

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

Page | 7

Index
Total sales to Codman and its respective percent of the Company’s net sales in the three months ended October 31, 2014 and 2013, including the sales of generators, accessories, disposable bipolar forceps and cord tubing, were as follows:

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
Net Sales	$3,798	$4,101
Percent of net sales	22.8%	26.4%

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

Total sales to Stryker and its respective percent of the Company’s net sales in the three months ended October 31, 2014, and 2013, including the sales of pain control generators, disposable ultrasonic instrument tips and accessories, were as follows:

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
Net Sales	$2,981	$2,162
Percent of net sales	17.9%	13.9%

No other customer comprises more than 10 percent of sales in any given quarter.

Note 6. Stock-Based Compensation

Stock Option Plans

    The following table provides information about stock-based awards outstanding at October 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding beginning of period	815,162	$4.25	$3.27
For the period August 1, 2014 through October 31, 2014
Granted	--	--	--
Forfeited	--	--	--
Exercised	(22,500)	$1.27	$1.02
Options outstanding, end of period	792,662	$4.33	$3.34
Options exercisable, end of period	558,915	$4.17	$3.23

There were no options granted in the first quarter of fiscal 2015.  Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed, or continues to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. These options vest pro-ratably on a quarterly basis over the next year of service on the Board.  These options also vest upon a change of control event.  The Company recorded $39,000 and $43,000 of compensation expense for the three months ended October 31, 2014 and 2013, respectively, with respect to the directors’ options.
Page | 8

Index
During the second quarter of fiscal 2014, there were options to purchase 57,500 shares of Common Stock granted to the officers and employees of the Company.  These options were granted in conjunction with the Company’s annual review of compensation as of August 1, 2013 and vest on a quarterly basis over the next four years of service. The Company recorded $10,000 of compensation expense for the three months ended October 31, 2014, related to these options.  In addition, the Company recorded $56,000 and $48,000 of compensation expense for the three months ended October 31, 2014 and 2013, respectively, for previously granted options.

The Company expects to issue new shares as options are exercised. As of October 31, 2014, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $219,000 for the remainder of fiscal 2015, $238,000 in fiscal 2016, $119,000 in fiscal 2017 and $17,000 in fiscal 2018.

    The fair value of all options granted during the second quarter of fiscal 2014 was determined at the date of the grant using the Black-Scholes option-pricing model and the following assumptions:

Expected average risk-free interest rate	2.90%
Expected average life (in years)	10
Expected volatility	68.6%
Expected dividend yield	0.0%

The expected average risk-free rate is based on the 10-year U.S. treasury yield curve in December of 2013.  The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to the vesting schedules, historical exercises and forfeiture patterns.  Expected volatility is based on historical volatilities of the Company’s Common Stock.  The expected dividend yield is based on historical information and the Board of Directors’ plan to reinvest available resources in the growth of the Company’s business for the foreseeable future.

The intrinsic value of the in-the-money stock options outstanding was $202,000 and $393,000 at October 31, 2014 and 2013, respectively.  The intrinsic value of in-the-money exercisable stock options was $191,000 and $375,000 at October 31, 2014 and 2013, respectively.

Restricted Stock Plans

Under the Company’s Second Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (the “2001 Plan”), the Company’s common stock may be granted at no cost to certain employees and consultants of the Company.  Certain plan participants are entitled to cash dividends and voting rights for their respective shares.  Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three-year or four-year vesting period.  These shares also vest upon a change of control event.  As of October 31, 2014, there was approximately $511,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan.  The cost is expected to be recognized over a weighted average period of four years which is generally the vesting period. The following table provides information about restricted stock grants during the three-month period ended October 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2014	275,547	$3.42
Granted	--	--
Forfeited	(2,500)	$4.52
Vested	(110,018)	$1.37
Relinquished for taxes	(22,987)	$1.37
Balance as of October 31, 2014	140,042	$5.36

Page | 9

Index
Note 7. Fair Value Information

Fair value is an exit price that represents the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.

The Company does not have any financial assets which are required to be measured at fair value on a recurring basis. Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment or when tested for impairment at least annually and recorded at fair value only when impairment is recognized. No impairment indicators existed as of October 31, 2014.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

Note 8. Supplemental Balance Sheet Information

Inventories: Inventories as of October 31, 2014 and July 31, 2014, respectively, were as follows:

	October 31, 2014	July 31, 2014
Raw material and component parts	$5,934	$5,900
Work in progress	2,296	2,077
Finished goods	6,954	7,157
	$15,184	$15,134

Property and Equipment: Property and equipment as of October 31, 2014 and July 31, 2014, respectively, were as follows:

	October 31, 2014	July 31, 2014
Land	$980	$984
Building and improvements	6,727	6,650
Machinery and equipment	9,228	9,023
Furniture and fixtures	1,189	1,182
Software	1,116	1,113
Construction in progress	27	153
	19,267	19,105
Less accumulated depreciation	10,627	10,320
	$8,640	$8,785

Other Intangible Assets:  Information regarding the Company’s other intangible assets as of October 31, 2014 and July 31, 2014, respectively, were as follows:

	Gross Carrying Value	Accumulated Amortization	Net
	October 31, 2014
Proprietary know-how	$4,208	$2,295	$1,913
Trademark	5,944	--	5,944
Licensing agreement	5,694	2,963	2,731
Other intangibles	1,222	136	1,086
Patents	2,390	965	1,425
	$19,458	$6,359	$13,099

	July 31, 2014
Proprietary know-how	$4,208	$2,208	$2,000
Trademark	5,944	--	5,944
Licensing agreement	5,694	2,895	2,799
Other intangibles	1,279	111	1,168
Patents	2,375	903	1,472
	$19,500	$6,117	$13,383

Page | 10

Index
Goodwill of $439,000 and other intangibles of $765,000 are the result of the acquisition of the private, original equipment manufacturing company completed on May 3, 2014.  Goodwill of $1,549,000 and other intangibles of $994,000 are a result of the acquisition of M.I.S.S. Ophthalmics Limited completed on July 8, 2013.  Goodwill of $10,660,000 and proprietary know-how of $3,707,000 are a result of the reverse merger transaction completed on September 21, 2005.

The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended October 31, 2014.  Amortization expense is included in general and administrative expense and was $248,000 for the three months ended October 31, 2014 and $180,000 for the three months ended October 31, 2013.  Amortization expense for the next five years is expected to approximate $975,000 annually.

Pledged Assets; Short and Long-Term Debt (Excluding Revenue Bonds Payable):  Short-term debt as of October 31, 2014 and July 31, 2014, consisted of the following:

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with an interest rate based on either the one-, two- or three-month LIBOR plus 1.75 percent and adjusting each quarter based upon our leverage ratio. As of October 31, 2014, interest under the facility would have been 1.98 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at October 31, 2014. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on September 30, 2013, to extend the termination date through September 30, 2016.

The facility has two financial covenants: a maximum leverage ratio of 2.25 times and a minimum fixed charge coverage ratio of 1.25 times. As of October 31, 2014, the leverage ratio was zero, as there is no outstanding debt as of October 31, 2014 and the minimum fixed charge coverage ratio was 319 times, as interest expense was minimal. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent.  Pursuant to the terms of the equipment line of credit, under no circumstances shall the rate be less than 3.5 percent per annum.  The unused portion of the facility is not charged a fee. There were no borrowings under this facility at October 31, 2014. The equipment line of credit was amended on September 30, 2013, to extend the maturity date to September 30, 2016.

Deferred Revenue: Deferred revenue as of October 31, 2014 and July 31, 2014, respectively, consisted of the following:

	October 31, 2014	July 31, 2014
Deferred revenue – Alcon, Inc. settlement	$14,208	$14,530
Less: Short-term portion	1,288	1,288
Long-term portion	$12,920	$13,242

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

Note 10. Enterprise-wide Sales Information

Enterprise-wide sales information for the three months ended October 31, 2014 and 2013, respectively, consisted of the following:

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
Net Sales
Ophthalmic	$8,730	$8,498
OEM (1)	7,685	6,848
Other (2)	231	184
Total	$16,646	$15,530
Net Sales
Domestic	$12,616	$11,869
International	4,030	3,661
	$16,646	$15,530

(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products. Recognition of deferred revenues of $322,000 from Alcon, Inc. is included in this category for the three months ended October 31, 2014 and 2013, respectively. Many of the products we sell to our OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Note 11. Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. The Company has adopted this accounting standard update which had no impact on its consolidated financial statements.

Page | 12

Index
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, unrecognized tax benefit, or a portion of an unrecognized tax benefit, is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This Company has adopted this accounting standard update which had no impact on its consolidated financial statements.

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

In June 2014, the FASB issued guidance clarifying that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value of the award.  This guidance is effective for the Company in the first quarter of fiscal 2017, with early adoption permitted.  The adoption of the pronouncement may affect the Company’s presentation of future performance based stock compensation awards.

In August 2014, the FASB issued an accounting standard update that provides explicit guidance on whether there is substantial doubt about an entity’s ability to continue as a going concern.  Before the issuance of this update, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. The guidance requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. The guidance becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting this guidance on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued an accounting standard update providing guidance for determining whether and at what threshold an acquired entity can reflect the acquirer’s accounting and reporting basis (pushdown accounting) in its separate financial statements.  The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  This accounting standard update will be effective for the Company in the second quarter of fiscal 2015.  The adoption of this guidance is not expected to have a significant impact upon the Company’s consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.

Note 12. Subsequent Events

On December 10, 2014, the Company acquired Sterimedix LTD (“Sterimedix”), a private manufacturing company incorporated in England and Wales for a net cash consideration of $13.5 million. Sterimedix manufactures and supplies cannulas for opthalmic and non-surgical aesthetics procedures. Sterimedix generated total revenue of approximately $6.4 million during its fiscal year ended December 31, 2013 and was solidly profitable on an operating basis. In connection with the acquisition, the Company and Sterimedix entered into the Stock Purchase Agreement, dated December 10, 2014 (the “Agreement”). In addition to the cash consideration, the Agreement provides for potential gross profit margin earn-outs through December 31, 2017.
Page | 13

Index
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a leading supplier of precision surgical devices. The Company’s primary focus is on the surgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent vitreoretinal sales organizations, both domestically and internationally, and important strategic alliances with market leaders. The Company’s product lines focus on precision engineered, disposable and reusable devices, surgical equipment, procedural kits and the delivery of various energy modalities for the performance of surgery including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide sales information is included in Note 10 to the unaudited condensed consolidated financial statements.

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

Recent Developments

Over the past few years, we have had several developments that we expect will contribute to the growth of our business in the foreseeable future, the most recent of which are as follows:

On June 27, 2012, the Company announced that it received 510(k) clearance from the Food and Drug Administration for VersaVITTM, a novel vitrectomy system for the retinal surgery market.  On July 20, 2012, the VersaVITTM vitrectomy system received clearance for the “CE” mark, allowing access to the European market.

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

On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri.  The Company expects to expense approximately $1.2 million, of which $62,000 and $682,000 were expended during the first quarter of fiscal 2015 and all of fiscal 2014, respectively.  The remaining approximately $420,000 will be expended over the next few months to complete the closure. The Company expects the closure to be completed by mid-fiscal 2015 and result in a reduction in operating expense of more than $1.1 million on an annualized basis beginning in fiscal 2016.

On May 3, 2014, the Company acquired a private original equipment manufacturing (“OEM”) company incorporated in the United States for net cash consideration of $1.4 million.
Page | 14

Index
On May 5, 2014, the Company announced the launch of the next generation DirectionalTM Laser Probe.  The DirectionalTM II Laser Probe is a significant improvement as compared to the original DirectionalTM Laser Probe as it incorporates years of feedback from surgeons on the original design.  The improvements include significant enhancements to the mechanism responsible for adjusting the fiber from a straight to curved position and an ergonomic, color-coded handle that emulates our PinnacleTM instrument line.

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

Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY

	Three Months Ended October 31, 2014	Mix	Three Months Ended October 31, 2013	Mix
Ophthalmic	$8,730	52.4%	$8,498	54.7%
OEM (1)	7,685	46.2%	6,848	44.1%
Other (2)	231	1.4%	184	1.2%
Total	$16,646		$15,530

(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman & Shurtleff, Inc. (“Codman”), multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products. In addition, recognition of deferred revenues of $322,000 from Alcon, Inc. (“Alcon”) are included in this category for the three months ended October 31, 2014 and 2013, respectively.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

The increase in sales for the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to the increase of $837,000 in OEM sales, a $232,000 increase in ophthalmic sales and $47,000 increase in other sales.  Currently, disposable product sales account for approximately 87.0 percent of our total product sales. Overall sales of our disposable products grew $713,000, or 5.2 percent, in the first quarter of fiscal 2015 as compared to the comparable period of fiscal 2014. Sales of capital equipment increased by approximately $403,000, or 27.9 percent, in the first quarter of fiscal 2015 as compared to the comparable period of fiscal 2014.

Page | 15

Index
RESULTS OF OPERATIONS
 (Dollars in Thousands, except for per share amounts)

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013	Increase (Decrease)
Net Sales	$16,646	$15,530	7.2%
Gross Profit	9,270	8,924	3.9%
Gross Profit Margin %	55.7%	57.5%	(3.1%)
Commercial Expenses
Research and Development	1,199	1,197	0.2%
Sales and Marketing	3,696	3,576	3.4%
General and Administrative	3,028	2,635	14.9%
Exit Costs	62	--	N/M (1)
Medical Device Excise Tax	128	125	2.4%
Operating Income	1,157	1,391	(16.8%)
Operating Margin	7.0%	9.0%	(22.2%)
EBITDA (2)	1,715	1,841	(6.8%)
Net Income	768	935	(17.9%)
Earnings per Share	$0.03	$0.04	(25.0%)
Operating Return on Average Equity (2)	1.2%	1.5%	(20.0%)
Operating Return on Average Assets (2)	0.9%	1.1%	(18.2%)

(1)	Not Meaningful.
(2)	EBITDA, operating return on average equity and operating return on average assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as income from continuing operations before interest expense, income taxes, depreciation and amortization. Operating return on equity is defined as net income divided by average equity. Operating return on assets is defined as net income plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

Reconciliation of Non-GAAP Financial Measures (dollars in thousands)

EBITDA Reconciliation	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
Net income	$768	$935
Interest	--	--
Income taxes	390	460
Depreciation	309	266
Amortization	248	180
EBITDA	$1,715	$1,841

Operating Return on Average Equity Calculation	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
Net income	$768	$935
Average Equity
October 31, 2014	64,849
July 31, 2014	64,424
October 31, 2013		61,445
July 31, 2013		60,152
Average Equity	64,637	60,799
Operating Return on Average Equity	1.2%	1.5%

Page | 16

Index
Operating Return on Average Assets Calculation	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
Net income	$768	$935
Interest expense	--	--
Net Income + Interest expense	768	935
Average Assets
October 31, 2014	86,696
July 31, 2014	84,715
October 31, 2013		82,334
July 31, 2013		82,693
Average Assets	85,706	83,014
Operating Return on Average Assets	0.9%	1.1%

We measure our performance primarily through our growth in revenue and our operating profit.  In addition to our consolidated financial statements presented in accordance with GAAP, management uses certain non-GAAP measures, including EBITDA, operating return on average equity and operating return on average assets, to measure our operating performance.  We provide a definition of the components of these measurements and reconciliation to the most directly comparable GAAP financial measure.

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

Results Overview

Product categories as a percentage of total sales were as follows:

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
Ophthalmic	52.4%	54.7%
OEM	46.2%	44.1%
Other	1.4%	1.2%
Total	100%	100.0%

International revenues represent $4.0 million, or 24.2 percent, of our total revenues for the three months ended October 31, 2014, as compared to $3.7 million, or 23.6 percent, for the three months ended October 31, 2013.  Many of the products we sell to our marketing partners and OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.

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

Page | 17

Index
Drive Accelerating Growth in our Ophthalmology Business

We are focused on expanding our product platform into larger and faster-growing segments of the vitreoretinal device market. Thus, we have focused our internal research and development efforts on developing innovative technologies that will enable the Company to enhance its value to the vitreoretinal community. We are implementing several focused initiatives to leverage our recent introduction of VersaVIT 2.0TM and other new products to capitalize on the current macroeconomic environment. In addition, we are also seeking business development opportunities to augment and complement our existing ophthalmic franchise.  Finally, we are improving our sales force productivity. For example, in the U.S., we are focused on enhancing our compensation programs to target the appropriate mix of product. Also, we are focused on rigorous development of our sales force capabilities through enhanced training and customer relationship management. In the international markets, we are working to optimize our sales capabilities and distribution infrastructure.  Our recent acquisition of M.I.S.S. demonstrates our commitment to enhancing our international distribution infrastructure.

Deliver Improved Profitability through our Enterprise-Wide Continuous Improvement Initiatives

We have been developing comprehensive enterprise-wide continuous improvement initiatives aimed at creating a more efficient operating platform. We implemented our Enterprise Resource Planning (“ERP”) system in August 2011 which brought us accurate, timely information to more effectively manage our cost savings initiatives.  Prior to fiscal 2015, we believe we have taken over $3.1 million out of our cost basis since we implemented our cost savings efforts.  Through reducing our scrap, more efficient use of our labor force and concentrating our efforts on less costly components, we believe we have saved another $67,000 in the first three months of fiscal 2015.  Also, during fiscal 2014, we began our efforts to consolidate our manufacturing operations in O’Fallon, Missouri.  We believe these efforts will result in more than $1.1 million in operating savings on an annualized basis beginning in fiscal 2016.

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

Demonstrate Consistent, Solid Financial Performance

In the short and long-term, we expect to grow our revenues and increase our profitability. We also expect to enhance our working capital usages by employing both our enterprise-wide continuous improvement initiatives and our ERP system to derive increased cash flow from the business. We will prudently manage our capital structure to allow for additional growth opportunities and optimal cash deployment.

Page | 18

Index
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

Demand Trends

The Company’s sales increased 7.2 percent during the first three months of fiscal 2015, compared with the first three months of fiscal 2014.  The increase in sales for the first quarter was primarily due to the increase of $837,000 in OEM sales, a $232,000 increase in ophthalmic sales and a $47,000 increase in other sales. Currently, disposable product sales account for approximately 87.0 percent of our total product sales. Overall sales of our disposable products grew $713,000, or 5.2 percent, in the first quarter of fiscal 2015, as compared to the comparable period of fiscal 2014. Sales of capital equipment increased by approximately $403,000, or 27.9 percent, in the first quarter of fiscal 2015, as compared to the comparable period of fiscal 2014.

A study performed by Market Scope in March 2012 predicts a steady growth of 2.4 percent per year in retinal procedures worldwide driven by an increase in emerging market demand, an increase in the worldwide elderly population, an increase in the number of surgeons, an increase in the number of diseases treated with vitrectomy and an increase in frequency of diabetic complications due to the obesity epidemic.  Based upon this growth in procedures, sales of ophthalmology products worldwide are forecasted to increase by approximately 5.5 percent.

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

Pricing Trends

The Company has generally been able to maintain the average selling prices for its products in the face of downward pricing pressure in the healthcare industry. However, increased competition, in combination with customer budget constraints, capital scarcity and the transition of procedures to the ambulatory surgery center, has continued to pressure the Company’s selling prices on certain devices. The Company has no major domestic group purchasing agreements.

Economic Trends

Economic conditions may continue to negatively impact capital expenditures at the hospital, ambulatory surgical center and physician level. Further, global economic conditions continue to negatively impact the average selling price of the Company’s products in our European markets.

Page | 19

Index
Results of Operations

Three-Month Period Ended October 31, 2014, Compared to Three-Month Period Ended October 31, 2013

Results Overview

During the fiscal quarter ended October 31, 2014, the Company recorded net sales of $16.6 million, which generated $9.3 million in gross profit, operating income of $1.2 million and net income of approximately $768,000, or $0.03 earnings per share.  The Company had $20.4 million in cash and no interest-bearing debt as of October 31, 2014. Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next 12 months.

Net Sales

The following table presents net sales by category (dollars in thousands):

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013	Increase (Decrease)
Ophthalmic	$8,730	$8,498	2.7%
OEM (1)	7,685	6,848	12.2%
Other (2)	231	184	25.5%
Total	$16,646	$15,530	7.2%

(1)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products. In addition, the recognition of deferred revenues of $322,000 from Alcon are included in this category for the three months ended October 31, 2014 and 2013, respectively. However, as cash from the 2010 Alcon settlement has already been collected, it will not impact our future liquidity.
(2)	Net sales from Other represent direct neurosurgery revenues and other miscellaneous revenues.

Ophthalmic sales increased 2.7 percent in the first quarter of fiscal 2015, compared to the first quarter of fiscal 2014. Domestic ophthalmic sales decreased 3.0 percent in the first quarter of fiscal 2015, primarily due to the decreased sales of base business capital equipment and disposables, partially offset by increased sales of procedural kits.  International ophthalmic sales increased 10.3 percent in the first quarter of fiscal 2015, primarily due to increased sales of base business disposables.  OEM sales increased $837,000 in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. Total OEM sales rose 12.2 percent to $7.7 million in the first quarter of fiscal 2015 (including $322,000 of deferred revenue recognized from the 2010 Alcon settlement), compared with $6.8 million in the first quarter of fiscal 2014 (including $322,000 of deferred revenue recognized). The increase in OEM sales benefited from strong volumes of disposable products and generators sold to Stryker.  Other sales increased $47,000 in the first quarter of fiscal 2015, or 25.5 percent, compared to the first quarter of fiscal 2014.

Currently, disposable product sales account for approximately 87.0 percent of our total product sales. Overall sales of our disposable products grew $713,000, or 5.2 percent, in the first quarter of fiscal 2015, as compared to the comparable period of fiscal 2014. Sales of capital equipment increased by approximately $403,000, or 27.9 percent, in the first quarter of fiscal 2015 as compared to the comparable period of fiscal 2014.

The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013	Increase (Decrease)
Domestic	$12,616	$11,869	6.3%
International	4,030	3,661	10.1%
Total	$16,646	$15,530	7.2%

Page | 20

Index
Domestic sales increased 6.3 percent in the first quarter of fiscal 2015 due to increases in OEM sales which are recorded as domestic sales.  International sales increased 10.1 percent in the first quarter of fiscal 2015 primarily due to the increase in international ophthalmology sales of 10.3 percent.  The increase in international ophthalmology sales was primarily due to increased sales of base business disposables.

Gross Profit

Gross profit as a percentage of net sales was 55.7 percent in the first quarter of fiscal 2015 compared to 57.5 percent for the same period in fiscal 2014.  Gross profit as a percentage of net sales for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 decreased 1.8 percentage points primarily due to the impact of the mix of OEM sales and international sales.

Operating Expenses (dollars in thousands)

	Three Months Ended October 31, 2014		Three Months Ended October 31, 2013
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$1,199	7.2%	$1,197	7.7%
Sales & Marketing expenses	3,696	22.2%	3,576	23.0%
General & Administrative expenses	3,028	18.2%	2,635	17.0%
Exit Costs	62	0.4%	--	--%
Medical Device Excise Tax	128	0.8%	125	0.8%

Research and development expenses (“R&D”) as a percentage of net sales was 7.2 percent and 7.7 percent for the first quarter of fiscal 2015 and 2014, respectively.   R&D costs increased $2,000 in the first quarter of fiscal 2015 compared to the same period in fiscal 2014.  The Company’s pipeline included approximately 23 active projects in various stages of completion as of October 31, 2014.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers and reflects the Company’s R&D budget. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 6 to 8 percent of net sales over the next few years.

Sales and marketing expenses increased $120,000 to approximately $3.7 million, or 22.2 percent of net sales, for the first quarter of fiscal 2015 compared to $3.6 million, or 23.0 percent of net sales, for the first quarter of fiscal 2014.  The increase is primarily due to the addition of field application specialists to facilitate the launch and adoption of VersaVIT 2.0TM.

General and administrative expenses increased by approximately $393,000 to $3.0 million, or 18.2 percent of net sales, in the first quarter of fiscal 2015 compared to $2.6 million, or 17.0 percent of net sales, for the first quarter of fiscal 2014 primarily due to acquisition-related expenses in the first quarter of fiscal 2015.

Medical device excise tax increased $3,000 to $128,000, or 0.8 percent of net sales, in the first quarter of fiscal 2015 compared to $125,000, or 0.8 percent of net sales, for the first quarter of fiscal 2014.

Other Income

 Other income for the first quarter of fiscal 2015 decreased to $1,000 in the first quarter of fiscal 2015, compared to $4,000 in the first quarter of fiscal 2014.

Operating Income, Income Taxes and Net Income

Operating income for the first quarter of fiscal 2015 decreased $234,000 to $1.2 million, as compared to the comparable 2014 fiscal period. The decrease in operating income was primarily the result of an 11.7 percent increase in cost of sales partially offset by a 7.2 percent increase in sales, resulting in a $346,000 increase in gross profit.  The increase in gross profit was wholly offset by a 14.9 percent increase in general and administrative expenses, a 3.4 percent increase in sales and marketing expenses and $62,000 in exit costs.

Page | 21

Index
The Company recorded a $390,000 tax provision on pre-tax income of $1.2 million, a 33.7 percent tax provision, in the quarter ended October 31, 2014.  In the quarter ended October 31, 2013, the Company recorded a $460,000 tax provision on pre-tax income of $1.4 million, a 33.0 percent tax provision.

Net income decreased by $167,000 to $768,000 for the first quarter of fiscal 2015 from $935,000 for the same period in fiscal 2014. The decrease in net income was primarily from the decrease in operating income discussed above.  Basic and diluted earnings per share for the first quarter of fiscal 2015 were $0.03 as compared to $0.04 in the first quarter of fiscal 2014.  Basic weighted average shares outstanding increased from 25,294,020 at October 31, 2013, to 25,339,983 at October 31, 2014.

Liquidity and Capital Resources

The Company had approximately $20.4 million in cash and no interest-bearing debt as of October 31, 2014.

Working capital, including the management of inventory and accounts receivable, is a key management focus. At October 31, 2014, the Company had an average of 67 days of sales outstanding utilizing the trailing 12 months’ sales for the period ended October 31, 2014. The 67 days of sales outstanding at October 31, 2014, was 15 days favorable when compared to July 31, 2014, and six days favorable when compared to October 31, 2013, utilizing the trailing 12 months of sales.

At October 31, 2014, the Company had 188 days of average cost of sales in inventory on hand utilizing the trailing 12 months’ cost of sales for the period ended October 31, 2014.  The 188 days of cost of sales in inventory was favorable to July 31, 2014, by six days and two days favorable to October 31, 2013, utilizing the trailing 12 months of cost of sales. The Company had invested $4.0 million in inventory for new products and new product launches at October 31, 2014.  In addition, the Company had $4.6 million in backlog as of October 31, 2014.

Cash flows provided by operating activities were $5.2 million for the three months ended October 31, 2014, compared to cash flows provided by operating activities of $1.5 million for the comparable fiscal 2014 period. The increase in cash flows of $3.7 million was primarily attributable to the increase in accounts payable and accrued expenses of $2.2 million, decrease in inventory of $1.0 million, the decrease in accounts receivable of $686,000 and the decrease in prepaid expenses of $235,000 partially offset by a $261,000 increase in income taxes payable, a $167,000 decrease in net income and various other adjustments to reconcile net income to net cash provided of $33,000.

Cash flows used by investing activities were $193,000 for the three months ended October 31, 2014, compared to $384,000 of cash used by investing activities for the comparable fiscal 2014 period. During the three months ended October 31, 2014, cash additions to property and equipment were $178,000, compared to $302,000 during the three months ended October 31, 2013.  During the three months ended October 31, 2014, cash additions to patents and other intangibles were $15,000, compared to $82,000 during the three months ended October 31, 2013.

Cash flows provided by financing activities for the three months ended October 31, 2014 were $44,000 compared to zero for the three months ended October 31, 2013.  The increase in cash flows provided by financing activities was due to stock options being exercised in the period.

The Company had the following committed financing arrangements as of October 31, 2014, but had no borrowings thereunder:

Page | 22

Index
Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million with an interest rate based on either the one-, two- or three-month LIBOR plus 1.75 percent and adjusting each quarter based upon our leverage ratio. As of October 31, 2014, interest under the facility would have been 1.98 percent. The unused portion of the facility is charged at a rate of 0.20 percent. There were no borrowings under this facility at October 31, 2014. Outstanding amounts are collateralized by the Company’s domestic receivables and inventory. This credit facility was amended on September 30, 2013, to extend the termination date through September 30, 2016.

     The facility has two financial covenants: a maximum leverage ratio of 2.25 times and a minimum fixed charge coverage ratio of 1.25 times. As of October 31, 2014, the leverage ratio was zero, as there is no outstanding debt as of October 31, 2014 and the minimum fixed charge coverage ratio was 319 times, as interest expense was minimal. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Equipment Line of Credit:   Under this credit facility, the Company may borrow up to $1.0 million, with interest at one-month LIBOR plus 3.0 percent. Pursuant to the terms of the equipment line of credit, under no circumstance shall the rate be less than 3.5 percent per annum. The unused portion of the facility is not charged a fee. There were no borrowings under this facility as of October 31, 2014. The equipment line of credit was amended on September 30, 2013, to extend the maturity date to September 30, 2016.

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

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in the Part I, Item 1A, “Risk Factors” section of the Company’s Form 10-K for the fiscal year ended July 31, 2014.

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

Page | 23

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

Critical Accounting Policies

The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.  In the first three months of fiscal 2015, there were no changes to the significant accounting policies.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $20.4 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 30 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 15 basis points would decrease the amount of interest income from these funds by approximately $30,000.

The Company currently has a revolving credit facility and an equipment line of credit facility in place. The revolving credit facility had no outstanding balance at October 31, 2014, bearing interest at a current rate of LIBOR plus 1.75 percent. The equipment line of credit facility had no outstanding balance at October 31, 2014, bearing interest at one-month LIBOR plus 3.0 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. Because the current levels of borrowings are zero, there would be no market risk associated with the interest rates. The Company does not perform any interest rate hedging activities related to these two facilities.

Additionally, the Company has exposure to non-U.S. currency fluctuations through export sales to international accounts. As only approximately 10.3 percent of our sales revenue is denominated in non-U.S. currencies, we estimate that a change in the relative strength of the dollar to non-U.S. currencies would not have a material impact on the Company’s results of operations. The Company does not conduct any hedging activities related to non-U.S. currency.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2014. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2014, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Page | 24

Index
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1 — Legal Proceedings

From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.  If a loss is not probable, a liability is not recorded.  As of October 31, 2014, the Company has no litigation reserve recorded.

Item 1A — Risk Factors

The Company’s business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Mine Safety Disclosures

Not applicable

Item 5 — Other Information

(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

Page | 25

Index
Item 6 — Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Page | 26

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC.
(Registrant)

December 10, 2014	/s/ David M. Hable
David M. Hable, President and Chief Executive Officer (Principal Executive Officer)

December 10, 2014	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)

Page | 27