Form 10-Q
period 2015-01-31
SYNERGETICS USA INC
filed 2015-03-10
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of March 6, 2015 was 25,566,332 shares.

SYNERGETICS USA, INC.
Index to Form 10-Q

			Page
PART I	Financial Information

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of January 31, 2015 (Unaudited) and July 31, 2014	3
		Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended January 31, 2015 and 2014 (Unaudited)	4
		Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2015 and 2014 (Unaudited)	5
		Notes to Unaudited Condensed Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
	Item 4.	Controls and Procedures	31

PART II	Other Information		32

	Item 1.	Legal Proceedings	32
	Item 1A.	Risk Factors	32
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
	Item 3.	Defaults Upon Senior Securities	32
	Item 4.	Mine Safety Disclosures	32
	Item 5.	Other Information	32
	Item 6.	Exhibits	33
Trademark Acknowledgements			33
Signatures			34

Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002			35
Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002			36
Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002			37
Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002			38

Page | 2

Index
Part I — Financial Information
Item 1 — Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of January 31, 2015 (Unaudited) and July 31, 2014
(Dollars in thousands, except share data)

	January 31, 2015	July 31, 2014
Assets
Current assets
Cash and cash equivalents	$8,866	$15,443
Accounts receivable, net of allowance for doubtful accounts of $646 and $722, respectively	13,188	14,641
Inventories	16,537	15,134
Prepaid expenses	1,075	1,223
Deferred income taxes	2,233	2,042
Total current assets	41,899	48,483
Property and equipment, net	10,337	8,785
Intangible and other assets
Goodwill	17,429	12,738
Other intangible assets, net	19,574	11,911
Deferred income taxes	--	1,219
Patents, net	1,415	1,472
Deferred financing costs, net	122	--
Cash value of life insurance	107	107
Total assets	$90,883	$84,715
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,672	$2,530
Accrued expenses	2,788	2,845
Income taxes payable	405	386
Contingent acquisition liability	561	--
Current maturities of long-term debt	550	--
Deferred revenue	1,288	1,288
Total current liabilities	9,264	7,049
Long-Term liabilities
Borrowings under term loan facility	2,200	--
Deferred income taxes	130	--
Contingent acquisition liability	2,000	--
Deferred revenue	12,598	13,242
Total long-term liabilities	16,928	13,242
Total liabilities	26,192	20,291
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock at January 31, 2015 and July 31, 2014, $0.001 par value, 50,000,000 shares authorized; 25,566,332 and 25,364,608 shares issued and outstanding, respectively	26	25
Additional paid-in capital	28,956	28,594
Retained earnings	37,880	36,160
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(2,171)	(355)
Total stockholders’ equity	64,691	64,424
Total liabilities and stockholders’ equity	$90,883	$84,715

See Notes to Unaudited Condensed Consolidated Financial Statements.

Page | 3

Index
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
Three and Six Months Ended January 31, 2015 and 2014
(Dollars in thousands, except share and per share data)

	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014
Net sales	$18,189	$15,096	$34,836	$30,626
Cost of sales	8,605	6,698	15,982	13,304
Gross profit	9,584	8,398	18,854	17,322
Operating expenses
Research and development	1,028	1,513	2,227	2,710
Sales and marketing	3,643	3,630	7,339	7,205
Medical device excise tax	116	115	244	240
Exit costs	657	514	719	514
General and administrative	2,942	3,003	5,970	5,638
	8,386	8,775	16,499	16,307
Operating income (loss)	1,198	(377)	2,355	1,015
Other income (expense)
Investment income	1	3	2	6
Interest expense	(14)	--	(14)	--
	(13)	3	(12)	6
Income (loss) from operations before provision (benefit) for income taxes	1,185	(374)	2,343	1,021
Provision (benefit) for income taxes	233	(149)	623	312
Net income (loss)	$952	$(225)	$1,720	$709
Earnings (loss) per share:
Basic earnings (loss) per share	$0.04	$(0.01)	$0.07	$0.03
Diluted earnings (loss) per share	$0.04	$(0.01)	$0.07	$0.03

Basic weighted average common shares outstanding	25,364,574	25,309,641	25,352,279	25,301,830
Diluted weighted average common shares outstanding	25,424,835	25,309,641	25,407,508	25,386,679

Net income (loss)	$952	$(225)	$1,720	$709
Foreign currency translation adjustment	(1,311)	(35)	(1,816)	140
Comprehensive (loss) income	$(359)	$(260)	$(96)	$849

See Notes to Unaudited Condensed Consolidated Financial Statements.

Page | 4

Index
Synergetics USA Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended January 31, 2015 and 2014
(Dollars in thousands)

	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014
Cash Flows from Operating Activities
Net income	$1,720	$709
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	689	571
Amortization	543	366
Provision for doubtful accounts receivable	8	6
Stock-based compensation	388	605
Deferred income taxes	(67)	(35)
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	1,638	1,164
Inventories	(36)	(1,854)
Prepaid expenses	177	(254)
Income taxes refundable	--	254
Increase (decrease) in:
Accounts payable	730	(213)
Accrued expenses	(243)	(940)
Deferred revenue	(644)	(644)
Income taxes payable	(120)	(37)
Net cash provided by (used in) operating activities	4,783	(302)

Cash Flows from Investing Activities
Purchase of property and equipment	(393)	(735)
Acquisition of Sterimedix	(13,177)	--
Acquisition of patents and other intangibles	(69)	(139)
Net cash used in investing activities	(13,639)	(874)

Cash Flows from Financing Activities
Deferred financing costs	(123)	--
Proceeds from borrowings under the Term Loan Facility	2,750	--
Proceeds from the issuance of common stock	28	36
Tax benefit associated with the exercise of non-qualified stock options	16	25
Net cash provided by financing activities	2,671	61

Foreign exchange rate effect on cash and cash equivalents	(392)	(133)
Net decrease in cash and cash equivalents	(6,577)	(1,248)
Cash and cash equivalents
Beginning	15,443	12,470
Ending	$8,866	$11,222

See Notes to Unaudited Condensed Consolidated Financial Statements.

Page | 5

Index
Synergetics USA, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular information reflects dollars in thousands, except share and per share information)

Note 1. General

     Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a medical device company.  Through continuous improvement and development of its people, the Company’s mission is to design, manufacture and market innovative surgical devices, surgical equipment and consumables of the highest quality in order to assist and enable surgeons who perform surgery around the world to provide a better quality of life for their patients.   The Company’s primary focus is on the surgical disciplines of ophthalmology and neurosurgery.  Its distribution channels include a combination of direct and independent vitreoretinal sales organizations and important strategic alliances with market leaders.  The Company’s product lines focus on precision engineered, disposable and reusable devices, surgical equipment, procedural kits and the delivery of various energy modalities for the performance of surgery including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. The Company is located in O’Fallon, Missouri, King of Prussia, Pennsylvania, California, USA and Corby and Redditch, United Kingdom.  During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.

     Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2014, and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 14, 2014 (the “Annual Report”).

Note 2. Summary of Significant Accounting Policies

    The Company’s significant accounting policies are disclosed in the Annual Report. In the first six months of fiscal 2015, no significant accounting policies were changed.

Note 3.  Exit Costs

     On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri.  The Company completed the closure in February of 2015. Costs are recognized in “Exit costs” in the consolidated statements of operations and comprehensive (loss) income.  As of January 31, 2015, the Company had a current liability of $126,000 for employee termination benefits in accrued expenses.

Page | 6

Index
(dollars in thousands)	Three Months Ended January 31,		Six Months Ended January 31,		Cumulative as of January	Total Costs
	2015	2014	2015	2014	31, 2015	Incurred
Employee termination costs	$304	$499	$304	$499	$919	$919
Other associated costs	353	15	415	15	482	482
	$657	$514	$719	$514	$1,401	$1,401

Termination Costs

Exit liabilities at August 1, 2014	$112
Additions	126
Payments	(112)
Exit liabilities at January 31, 2015	$126

Note 4.  Acquisitions

     On May 3, 2014, the Company acquired a private, original equipment manufacturing company incorporated in the United States for net cash consideration of $1.4 million.

The Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition resulting in the recognition of $0.8 million of intellectual property and $0.4 million of goodwill, including the impact of deferred income taxes.  The results of operations for the acquired company have been included in the Consolidated Statements of Operations and Comprehensive (Loss) Income from the date of acquisition.

     On December 10, 2014, the Company entered into the Share Purchase Agreement (the "Agreement") with shareholders (the "Sellers") of Sterimedix Limited ("Sterimedix"), pursuant to which the Company purchased all of the outstanding share capital of Sterimedix for net cash consideration of $13.2 million (the "Sterimedix Acquisition"). Sterimedix is a private manufacturer of cannulas, needles and other disposable products for ophthalmic and aesthetic procedures incorporated in England and Wales.

     Pursuant to the Agreement, the Sellers will be entitled to receive earn-out payments based on the gross profit attributable to the Sterimedix operations, calculated in accordance with the terms set forth in the Agreement, for each annual period from January 1, 2015 until December 31, 2017 as follows: (i) 136.7% of the amount by which Gross Profit exceeds £3,190,000 for 2015; (ii) 136.7% of the amount by which gross profit exceeds £3,767,500 for 2016; and (iii) 136.7% of the amount by which gross profit exceeds £4,400,000 for 2017. The Company has agreed not to transfer the Sterimedix shares for a period of one year and has also agreed after the one-year period, (i) to negotiate in good faith the assumption of the earn-out payments with the proposed transferee; (ii) at the discretion of the Company, to make modified earn-out payments to the Sellers as set forth in the Agreement and transfer certain Sterimedix assets to the Sellers upon arms' length negotiations; or (iii) if option (i) does not occur and option (ii) is not exercised, to remain obligated to pay the earn-out payments.

Pending the final valuations, the preliminarily recognized amounts of identifiable assets acquired and liabilities assumed as of December 10, 2014 are set forth below:

Accounts receivable	$706
Inventory	1,617
Other current assets	128
Long-lived assets	1,946
Intangible Assets	8,467
Goodwill	5,000
Total assets	17,864

Deferred tax liabilities	1,226
Current liabilities assumed	810
Contingent acquisition liability	2,651
Total liabilities	4,687
Net assets acquired	$13,177

Page | 7

Index
     The preliminary fair value of the contingent liability was determined utilizing a discounted cash flow model and this model primarily utilized Level 3 inputs as defined in Note 7.  Goodwill mainly reflects strategic growth opportunities. It is not deductible for tax purposes.

     During the period from December 10, 2014 through January 31, 2015, Sterimedix had $1.1 million of net sales which generated net income of approximately $42,000.  In the second quarter and the first six months of fiscal year 2015, the Company incurred $204,000 and $290,000, respectively, in acquisition-related costs, which are included in general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

     The accompanying consolidated statements of income for the three and six months ended January 31, 2015 and 2014 do not include any revenues or expenses related to the acquisition prior to the respective closing date.  The following unaudited pro forma consolidated financial information is presented as if the acquisition had occurred at the beginning of the periods presented.  In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during these periods, or the results that may have been obtained in the future as a result of this acquisition (in thousands).

	Three Months Ended January 31,		Six Months Ended January 31,
Pro Forma (unaudited)	2015	2014	2015	2014
Net Sales	$18,875	$16,787	$37,427	$33,924
Net Income (Loss)	$1,110	$(166)	$2,028	$791
Average shares outstanding – basic	25,364,574	25,309,641	25,352,279	25,301,830
Average shares outstanding – diluted	25,424,835	25,309,641	25,407,508	25,386,679
Basic earnings per share	$0.04	$(0.01)	$0.08	$0.03
Diluted earnings per share	$0.04	$(0.01)	$0.08	$0.03

The combined pro forma financial information has been adjusted to exclude non-recurring transaction-related expenses and includes purchase accounting adjustments for fair values impacting inventory, depreciation of fixed assets and amortization of intangible assets.

Note 5. OEM Neurosurgery Partner Agreements

     The Company sells all of its generators and a majority of its neurosurgery instruments and accessories to two U.S.-based national and international original equipment manufacturer (“OEM”) partners as described below:

Codman & Shurtleff, Inc. (“Codman”)

     In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 30 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson.  On April 2, 2009, the Company executed a three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories, effective January 1, 2009.  In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.      In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the bipolar generators and related disposables and accessories. On December 16, 2014, the Company executed an amendment to the agreements with DePuy Synthes Products, LLC, successor to Codman, effective as of December 9, 2014.  This amendment extends the terms of the agreements until December 31, 2015. All other provisions of such agreements remain unchanged.

Page | 8

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

     Total sales to Codman and its respective percent of the Company’s net sales in the three and six months ended January 31, 2015 and 2014, including the sales of generators, accessories, disposable bipolar forceps and cord tubing, were as follows:

	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014
Net Sales	$5,010	$3,090	$8,818	$7,191
Percent of net sales	27.5%	20.5%	25.3%	23.5%

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

     Total sales to Stryker and its respective percent of the Company’s net sales in the three and six months ended January 31, 2015, and 2014, including the sales of ablation generators, disposable ultrasonic instrument tips and accessories, were as follows:

	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014
Net Sales	$2,708	$2,452	$5,689	$4,613
Percent of net sales	14.9%	16.2%	16.3%	15.1%

No other customer comprises more than 10 percent of sales in any given quarter.

 Note 6. Stock-Based Compensation

Stock Option Plans

Page | 9

Index
     The following table provides information about stock-based awards outstanding at January 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding beginning of period	815,162	$4.25	$3.27
For the period August 1, 2014 through January 31, 2015
Granted	340,000	$3.43	$2.51
Forfeited	--	--	--
Exercised	(22,500)	$1.27	$1.02
Options outstanding, end of period	1,132,662	$4.06	$3.09
Options exercisable, end of period	667,351	$4.21	$3.25

There were options to purchase 40,000 shares of the Company’s Common Stock granted in the second quarter of fiscal 2015.  Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed, or continues to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. These options vest pro-ratably on a quarterly basis over the next year of service on the Board.  These options also vest upon a change of control event.  The Company recorded $40,000 and $79,000 of compensation expense for the three and six months ended January 31, 2015, respectively, and $42,000 and $84,000 of compensation expense for the three and six months ended January 31, 2014, respectively, with respect to the directors’ options.

     During the second quarter of fiscal 2015, there were options to purchase 300,000 shares of Common Stock granted to the officers and employees of the Company.  These options were granted in conjunction with the Company’s annual review of its long-term incentive compensation plan.  These options will vest when the Company achieves $100 million of sales for an annual period.  The Company recorded $24,000 of compensation expense for the three months ended January 31, 2015, related to these options.  In addition, the Company recorded $66,000 and $132,000 of compensation expense for the three and six months ended January 31, 2015, respectively, and $166,000 and $232,000 of compensation expense for the three and six months ended January 31, 2014, respectively, for previously granted options.  As a result of the King of Prussia facility closure, $101,000 of this compensation expense is included in exit costs for the three and six months ended January 31, 2014.

     The Company expects to issue new shares as options are exercised. As of January 31, 2015, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $278,000 for the remainder of fiscal 2015, $472,000 in fiscal 2016, $313,000 in fiscal 2017, $212,000 in fiscal 2018 and $40,000 in fiscal 2019.

    The fair value of all options granted during the second quarter of fiscal 2015 was determined at the date of the grant using the Black-Scholes option-pricing model and the following assumptions:

Expected average risk-free interest rate	2.10 to 2.19%
Expected average life (in years)	10
Expected volatility	65.7%
Expected dividend yield	0.0%

   The expected average risk-free rate is based on the 10-year U.S. treasury yield curve in December of 2014.  The expected average life represents the period of time that the options granted are expected to be outstanding giving consideration to the vesting schedules, historical exercises and forfeiture patterns.  Expected volatility is based on historical volatilities of the Company’s Common Stock.  The expected dividend yield is based on historical information and the Board of Directors’ plan to reinvest available resources in the growth of the Company’s business for the foreseeable future.

      The intrinsic value of the in-the-money stock options outstanding was $1.5 million and $698,000 at January 31, 2015 and 2014, respectively.  The intrinsic value of in-the-money exercisable stock options was $545,000 and $384,000 at January 31, 2015 and 2014, respectively.

Page | 10

Index
Restricted Stock Plans

     Under the Company’s Second Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (the “2001 Plan”), the Company’s common stock may be granted at no cost to certain employees and consultants of the Company.  Certain plan participants are entitled to cash dividends and voting rights for their respective shares.  Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse either pro-ratably over a three-year or four-year vesting period.  These shares also vest upon a change of control event.  As of January 31, 2015, there was approximately $467,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan, excluding the performance based awards discussed below.  The cost is expected to be recognized over a weighted average period of four years, which is generally the vesting period. The following table provides information about restricted stock grants during the six month period ended January 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2014	275,547	$3.42
Granted	207,000	$3.43
Forfeited	(2,834)	$4.74
Vested	(154,003)	$2.52
Relinquished for taxes	(27,014)	$2.52
Balance as of January 31, 2015	298,696	$3.96

   During the second quarter of fiscal 2015, 200,000 restricted shares of Common Stock were granted to the officers and employees of the Company in conjunction with the Company’s annual review of its long-term incentive compensation plan.  These shares will vest when the Company achieves $100 million of sales for an annual period.  As of January 31, 2015, there was approximately $656,000 of total unrecognized compensation cost related to these non-vested share-based compensation arrangements granted under this performance based grant.  The cost is expected to be recognized over a weighted average period of 3.8 years from the date of grant, which is the Company’s estimate of when this goal will be achieved.

Note 7. Fair Value Information

     For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate their fair values due to their short maturities. Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables, current liabilities and borrowings under the credit facilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.”

Page | 11

Index
     As of January 31, 2015, the Company identified that the contingent acquisition liability is required to be presented on the balance sheet at fair value.  Any future change required to the contingent acquisition liability will be reflected in the Consolidated Statement of Operations and Comprehensive (Loss) Income Statement.

     Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment or when tested for impairment at least annually and recorded at fair value only when impairment is recognized. No impairment indicators existed as of January 31, 2015.

Note 8. Supplemental Balance Sheet Information

Inventories: Inventories as of January 31, 2015 and July 31, 2014, respectively, were as follows:
	January 31, 2015	July 31, 2014
Raw material and component parts	$6,836	$5,900
Work in progress	2,834	2,077
Finished goods	6,867	7,157
	$16,537	$15,134

Property and Equipment: Property and equipment as of January 31, 2015 and July 31, 2014, respectively, were as follows:
	January 31, 2015	July 31, 2014
Land	$1,688	$984
Building and improvements	6,667	6,650
Machinery and equipment	10,375	9,023
Furniture and fixtures	1,401	1,182
Software	1,116	1,113
Construction in progress	94	153
	21,341	19,105
Less accumulated depreciation	11,004	10,320
	$10,337	$8,785

Other Intangible Assets:  Information regarding the Company’s other intangible assets as of January 31, 2015 and July 31, 2014, respectively, were as follows:

	Gross Carrying Value	Accumulated Amortization	Net
	January 31, 2015
Proprietary know-how	$4,208	$2,381	$1,827
Customer relationships	5,260	119	5,141
Trademark	5,944	--	5,944
Tradename	2,960	60	2,900
Licensing agreement	5,694	3,030	2,664
Other intangibles	1,123	25	1,098
Patents	2,444	1,029	1,415
	$27,633	$6,644	$20,989

	July 31, 2014
Proprietary know-how	$4,208	$2,208	$2,000
Customer relationships	806	61	745
Trademark	5,944	--	5,944
Tradename	447	44	403
Licensing agreement	5,694	2,895	2,799
Other intangibles	26	6	20
Patents	2,375	903	1,472
	$19,500	$6,117	$13,383

Page | 12

Index
Goodwill of $4,871,000, other intangibles of $8,180,000 and a contingent payment obligation of $2,561,000 are the result of the Sterimedix Acquisition.  Goodwill of $439,000 and other intangibles of $765,000 are the result of the acquisition of the private, OEM company completed on May 3, 2014.  Goodwill of $1,459,000 and other intangibles of $936,000 are a result of the acquisition of M.I.S.S. Ophthalmics Limited completed on July 8, 2013.  Goodwill of $10,660,000 and proprietary know-how of $3,707,000 are a result of the reverse merger transaction completed on September 21, 2005.

The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended January 31, 2015.  Amortization expense is included in general and administrative expense and was $295,000 and $543,000 for the three and six months ended January 31, 2015, respectively, and $186,000 and $366,000 for the three and six months ended January 31, 2014, respectively.  Amortization expense for the next five years is expected to approximate $1.3 million annually.

Pledged Assets; Short and Long-Term Debt:  Short- and long-term debt as of January 31, 2015 consisted of the following:

     Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million.  There were no borrowings under this facility at January 31, 2015.

     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million.  There were no borrowings under this facility at January 31, 2015.

    Term Loan Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $13.0 million with $6.5 million restricted for earn-out payments required under the Sterimedix Acquisition Agreement. There was $2.75 million borrowed under this facility at January 31, 2015. The advances under the term loan are amortized quarterly over five years.

     These facilities bear interest based on either the one-, two- or three-month LIBOR plus 1.75 percent and adjusting each quarter based upon our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA).  As of January 31, 2015, interest under the facilities was 1.90 percent.  The unused portion of the facilities is charged at a rate of 0.20 percent.  The termination date of the facilities is February 28, 2018.  The facilities are collateralized by substantially all of the Company’s assets

     These facilities have two financial covenants: a maximum total debt to EBITDA ratio of 2.25 times and a minimum fixed charge coverage ratio of 1.25 times. As of January 31, 2015, the total debt to EBITDA ratio was 0.33 and the minimum fixed charge coverage ratio was 14.0 times. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Deferred Revenue: Deferred revenue as of January 31, 2015 and July 31, 2014, respectively, consisted of the following:

	January 31, 2015	July 31, 2014
Deferred revenue – Alcon, Inc. settlement	$13,886	$14,530
Less: Short-term portion	1,288	1,288
Long-term portion	$12,598	$13,242

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
Page | 13

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

Note 10. Enterprise-wide Sales Information

      The Company reviewed its sales presentation once it had completed the Sterimedix Acquisition and determined that a more comprehensive approach to its ophthalmic and neurosurgery sales is now required to more completely describe its revenues by market as compared to its method of distribution.  The enterprise-wide sales presentation shown below incorporates both the revised presentation and the previous presentation for the three and six months ended January 31, 2015 and 2014, respectively:

	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014
Presentation based upon market
Net Sales
Ophthalmic (1)	$9,985	$9,165	$19,510	$18,129
Neurosurgery (2)	7,894	5,788	14,912	12,245
Other (3)	310	143	414	252
	$18,189	$15,096	$34,836	$30,626
Presentation based upon distribution
Net Sales
Ophthalmic(4)	$8,228	$8,739	$16,958	$17,237
OEM (5)	9,784	6,123	17,470	12,971
Other (6)	177	234	408	418
Total	$18,189	$15,096	$34,836	$30,626
Net Sales
Domestic	$12,887	$11,050	$25,041	$22,919
International	5,302	4,046	9,795	7,707
	$18,189	$15,096	$34,836	$30,626

(1)	Net sales from Ophthalmic represent all sales of ophthalmic devices from direct sales representatives, distribution partners and OEMs. Recognition of deferred revenue of $322,000 and $644,000 from Alcon, Inc. is included in this category for the three and six months ended January 31, 2015 and 2014, respectively.
(2)	Net sales from Neurosurgery represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain neurosurgery disposables sold through distribution. Many of the products that the Company sells to its neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in the Company’s domestic revenues.

Page | 14

Index
(3)	Other net sales represent all sales of aesthetic devices and other miscellaneous revenues.
(4)	Net sales from Ophthalmic represent sales of ophthalmic devices from direct sales representatives and distribution partners.
(5)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products. Recognition of deferred revenues of $322,000 and $644,000 from Alcon, Inc. is included in this category for the three and six months ended January 31, 2015 and 2014, respectively. Many of the products that the Company sells to its neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in the Company’s domestic revenues.
(6)	Other net sales represent direct neurosurgery revenues and other miscellaneous revenues.

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

In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The Company has adopted this accounting standard update which had no impact on its consolidated financial statements.

In April 2014, the FASB issued an accounting standard update increasing the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The Company has adopted this accounting standard update, which had no impact on its consolidated financial statements.

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

In June 2014, the FASB issued guidance clarifying that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value of the award.  This guidance is effective for the Company in the first quarter of fiscal 2017, with early adoption permitted.  The adoption of the pronouncement may affect the Company’s presentation of future performance-based stock compensation awards.

In August 2014, the FASB issued an accounting standard update that provides explicit guidance on whether there is substantial doubt about an entity’s ability to continue as a going concern.  Before the issuance of this update, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. The guidance requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. The guidance becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting this guidance on its consolidated financial statements, but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.
Page | 15

Index
     In November 2014, the FASB issued an accounting standard update providing guidance for determining whether and at what threshold an acquired entity can reflect the acquirer’s accounting and reporting basis (pushdown accounting) in its separate financial statements.  The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  The Company has adopted this accounting standard update, which had no impact on its consolidated financial statements.

    In January 2015, the FASB issued an accounting standard update eliminating the concept of extraordinary items.  The accounting standard update will be effective for the Company in the first quarter of fiscal 2016.  The adoption of this guidance is not expected to have a significant impact upon the Company’s consolidated financial statements.

     The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a leading supplier of precision surgical devices. The Company’s primary focus is on the surgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent vitreoretinal sales organizations, both domestically and internationally, kit packers and important strategic alliances with market leaders. The Company’s product lines focus on precision engineered, disposable and reusable devices, surgical equipment, procedural kits and the delivery of various energy modalities for the performance of surgery including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide sales information is included in Note 10 to the unaudited condensed consolidated financial statements.

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

Page | 16

Index
On July 9, 2013, the Company announced that it acquired M.I.S.S. Ophthalmics Limited (“M.I.S.S.”), a private ophthalmology distribution company incorporated in England and Wales, for net cash consideration of $2.8 million.

On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri.  The Company expended approximately $1.4 million, of which $719,000 and $682,000 were expended during the first six months of fiscal 2015 and all of fiscal 2014, respectively.  The closure was completed in February 2015. The Company expects the closure to result in a reduction in operating expense of more than $1.1 million on an annualized basis beginning in fiscal 2016.

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

     On December 10, 2014, the Company acquired Sterimedix LTD (“Sterimedix”), a private manufacturing company incorporated in England and Wales, for net cash consideration of $13.2 million (the “Sterimedix Acquisition.”)  Sterimedix manufactures and supplies cannulas for ophthalmic and non-surgical aesthetics procedures.  Sterimedix generated total revenue of approximately $7.9 million during its fiscal year ended December 31, 2014 and was solidly profitable on an operating basis.  In connection with the acquisition, the Company and Sterimedix entered into the Stock Purchase Agreement, dated December 10, 2014 (the “Agreement”).  In addition to the cash consideration, the Agreement provides for potential gross profit margin earn-outs through December 31, 2017.

     On December 16, 2014, the Company executed an amendment to the agreements with DePuy Synthes Products, LLC, successor to Codman & Shurtleff, Inc. (“Codman”), effective as of December 9, 2014.  This amendment extends the terms of the agreements until December 31, 2015. All other provisions of such agreements remain unchanged.

     On December 16, 2014, the Company entered into a restated loan and security agreement to secure an additional $13.0 million term loan facility to finance the earn-out payments under the Sterimedix Agreement and to provide additional sources of financing for the Company.

Page | 17

Index
Summary of Financial Information

The following tables present net sales in the Company’s new presentation by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY

	Three Months Ended January 31, 2015	Mix	Three Months Ended January 31, 2014	Mix
Ophthalmic(1)	$9,985	54.9%	$9,165	60.7%
Neurosurgery (2)	7,894	43.4%	5,788	38.3%
Other (3)	310	1.7%	143	1.0%
Total	$18,189		$15,096

	Six Months Ended January 31, 2015	Mix	Six Months Ended January 31, 2014	Mix
Ophthalmic (1)	$19,510	56.0%	$18,129	59.2%
Neurosurgery (2)	14,912	42.8%	12,245	40.0%
Other (3)	414	1.2%	252	0.8%
Total	$34,836		$30,626

(1)	Net sales from Ophthalmic represent all sales of ophthalmic devices from direct sales representatives, distribution partners and OEMs. Recognition of deferred revenue of $322,000 and $644,000 from Alcon, Inc. is included in this category for the three and six months ended January 31, 2015 and 2014, respectively.
(2)	Net sales from Neurosurgery represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain neurosurgery disposables sold through distribution. Many of the products we sell to our neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.
(3)	Other net sales represent all sales of aesthetic devices and other miscellaneous revenues.

     The increase in sales for the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 was primarily due to the increase of $2.1 million in neurosurgery sales, an $820,000 increase in ophthalmic sales and a $167,000 increase in other sales.  Currently, disposable product sales account for approximately 85.4 percent of our total product sales. Overall sales of our disposable products grew $2.4 million, or 18.0 percent, in the second quarter of fiscal 2015 as compared to the comparable period of fiscal 2014. Sales of capital equipment increased by approximately $724,000, or 44.9 percent, in the second quarter of fiscal 2015 as compared to the comparable period of fiscal 2014.
Page | 18

Index
RESULTS OF OPERATIONS
 (Dollars in thousands, except for per share amounts)

	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014	Increase (Decrease)
Net Sales	$18,189	$15,096	20.5%
Gross Profit	9,584	8,398	14.1%
Gross Profit Margin %	52.7%	55.6%	(5.2%)
Commercial Expenses
Research and Development	1,028	1,513	(32.1%)
Sales and Marketing	3,643	3,630	0.4%
General and Administrative	2,942	3,003	(2.0%)
Exit Costs	657	514	27.8%
Medical Device Excise Tax	116	115	0.9%
Operating Income (Loss)	1,198	(377)	N/M
Operating Margin	6.6%	(2.5%)	N/M
EBITDA (1)	1,874	117	1,501.7%
Net Income (Loss)	952	(225)	N/M
Earnings (Loss) per Share	$0.04	$(0.01)	N/M
Operating Return on Average Equity (1)	1.5%	(0.4%)	N/M
Operating Return on Average Assets (1)	1.1%	(0.3%)	N/M

	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014	Increase (Decrease)
Net Sales	$34,836	$30,626	13.7%
Gross Profit	18,854	17,322	8.8%
Gross Profit Margin %	54.1%	56.6%	(4.4%)
Commercial Expenses
Research and Development	2,227	2,710	(17.8%)
Sales and Marketing	7,339	7,205	1.9%
General and Administrative	5,970	5,638	5.9%
Exit Costs	719	514	39.9%
Medical Device Excise Tax	244	240	1.7%
Operating Income	2,355	1,015	132.1%
Operating Margin	6.8%	3.3%	106.1%
EBITDA (1)	3,589	1,958	83.3%
Net Income	1,720	709	142.6%
Earnings per Share	$0.07	$0.03	133.3%
Operating Return on Average Equity (1)	2.7%	1.2%	125.0%
Operating Return on Average Assets (1)	2.0%	0.9%	122.2%

(1)	EBITDA, operating return on average equity and operating return on average assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as income from continuing operations before interest expense, income taxes, depreciation and amortization. Operating return on equity is defined as net income divided by average equity. Operating return on assets is defined as net income plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

Page | 19

Index
Reconciliation of Non-GAAP Financial Measures (dollars in thousands)

EBITDA Reconciliation	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014
Net income (loss)	$952	$(225)
Interest	14	--
Income taxes	233	(149)
Depreciation	380	305
Amortization	295	186
EBITDA	$1,874	$117

EBITDA Reconciliation	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014
Net income	$1,720	$709
Interest	14	--
Income taxes	623	312
Depreciation	689	571
Amortization	543	366
EBITDA	$3,589	$1,958

Operating Return on Average Equity Calculation	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014
Net income (loss)	$952	$(225)
Average Equity
January 31, 2015	64,691
October 31, 2014	64,849
January 31, 2014		61,667
October 31, 2013		61,445
Average Equity	64,770	61,556
Operating Return on Average Equity	1.5%	(0.4%)

Operating Return on Average Equity Calculation	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014
Net income	$1,720	$709
Average Equity
January 31, 2015	64,691
October 31, 2014	64,849
July 31, 2014	64,424
January 31, 2014		61,667
October 31, 2013		61,445
July 31, 2013		60,152
Average Equity	64,655	61,088
Operating Return on Average Equity	2.7%	1.2%

Operating Return on Average Assets Calculation	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014
Net income (loss)	$952	$(225)
Interest expense	14	--
Net Income (loss) + Interest expense	966	(225)
Average Assets
January 31, 2015	90,883
October 31, 2014	86,696
January 31, 2014		82,389
October 31, 2013		83,334
Average Assets	88,790	82,862
Operating Return on Average Assets	1.1%	(0.3%)

Page | 20

Index
Operating Return on Average Assets Calculation	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014
Net income	$1,720	$709
Interest expense	14	--
Net Income + Interest expense	1,734	709
Average Assets
January 31, 2015	90,883
October 31, 2014	86,696
July 31, 2014	84,715
January 31, 2014		82,389
October 31, 2013		83,334
July 31, 2013		82,693
Average Assets	87,431	82,805
Operating Return on Average Assets	2.0%	0.9%

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

Results Overview

Product categories as a percentage of total sales under the new sales presentation were as follows:

	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014
Ophthalmic	54.9%	60.7%	56.0%	59.2%
Neurosurgery	43.4%	38.3%	42.8%	40.0%
Other	1.7%	1.0%	1.2%	0.8%
Total	100.0%	100.0%	100.0%	100.0%

International revenues represent $5.3 million, or 29.1 percent, of our total revenues for the three months ended January 31, 2015, as compared to $4.0 million, or 26.8 percent, for the three months ended January 31, 2014.  Many of the products we sell to our neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.  The increase in the international sales percentage was due to the Sterimedix Acquisition, which will continue to drive the percentage of international sales higher during the remainder of fiscal 2015.
Page | 21

Index
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

Drive Accelerating Growth in our Ophthalmology Business

We are focused on expanding our product platform into larger and faster-growing segments of the vitreoretinal device market. Thus, we have focused our internal research and development efforts on developing innovative technologies that will enable the Company to enhance its value to the vitreoretinal community. We are implementing several focused initiatives to leverage our recent introduction of VersaVIT 2.0TM and other new products to capitalize on the current macroeconomic environment. In addition, we are also seeking business development opportunities to augment and complement our existing ophthalmic franchise.  Finally, we are improving our sales force productivity. For example, we are focused on rigorous development of our sales force capabilities through enhanced training and customer relationship management. In the international markets, we are working to optimize our sales capabilities and distribution infrastructure.  Our recent acquisition of M.I.S.S. demonstrates our commitment to enhancing our international distribution infrastructure.

Deliver Improved Profitability through our Enterprise-Wide Continuous Improvement Initiatives

We have developed comprehensive enterprise-wide continuous improvement initiatives aimed at creating a more efficient operating platform. We implemented our Enterprise Resource Planning (“ERP”) system in August 2011 which brought us accurate, timely information to more effectively manage our cost savings initiatives.  Prior to fiscal 2015, we believe we have taken over $3.1 million out of our cost basis since we implemented our cost savings efforts.  Through reducing our scrap, more efficient use of our labor force and concentrating our efforts on less costly components, we believe we have saved another $427,000 in the first six months of fiscal 2015.  Also, during fiscal 2014, we began our efforts to consolidate our manufacturing operations in O’Fallon, Missouri.  These efforts were completed in February 2015.  We believe these efforts will result in more than $1.1 million in operating savings on an annualized basis beginning in fiscal 2016.

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

Page | 22

Index
Demonstrate Consistent, Solid Financial Performance

In the short and long-term, we expect to grow our revenues and increase our profitability. We also expect to enhance our working capital usage by employing both our enterprise-wide continuous improvement initiatives and our ERP system to derive increased cash flow from the business. We will prudently manage our capital structure to allow for additional growth opportunities and optimal cash deployment.

Growth through Strategic Acquisitions

We believe that we can generate substantial revenue and cost synergies through strategic acquisitions and have a history of successfully acquiring companies that expand our footprint, either geographically or in market sectors that are complementary to our existing operations.  We intend to continue to grow our business and enhance our product offerings through acquisitions that either complement our existing products or provide additional resources or products that will enrich and increase our customer relationships.  We regularly consider and enter into discussions regarding potential acquisitions. Any such transaction would be subject to negotiation of mutually agreeable terms and conditions, receipt of fairness opinions (if required) and approval of the parties’ respective boards of directors; could be effected quickly; could occur at any time and could be significant in size relative to our existing assets or operations.  Our recent acquisition of Sterimedix demonstrates our commitment to enhancing our ophthalmic market footprint.

Demand Trends

     The Company’s sales increased 13.7 percent during the first six months of fiscal 2015, compared to the first six months of fiscal 2014.  The increase in sales for the first six months was primarily due to the increase of $2.7 million in neurosurgery sales, a $1.4 million increase in ophthalmic sales and a $162,000 increase in other sales. Currently, disposable product sales account for approximately 86.1 percent of our total product sales. Overall sales of our disposable products grew $3.3 million, or 12.0 percent, in the first six months of fiscal 2015, as compared to the comparable period of fiscal 2014. Sales of capital equipment increased by approximately $1.1 million, or 35.8 percent, in the first six of fiscal 2015, as compared to the comparable period of fiscal 2014.

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

Page | 23

Index
Economic Trends

Economic conditions may continue to negatively impact capital expenditures at the hospital, ambulatory surgical center and physician level. Further, global economic conditions continue to negatively impact the average selling price of the Company’s products in our global markets.

Results of Operations

Three-Month Period Ended January 31, 2015, Compared to Three-Month Period Ended January 31, 2014

Results Overview

During the second quarter ended January 31, 2015, the Company recorded net sales of $18.2 million, which generated $9.6 million in gross profit, operating income of $1.2 million and net income of approximately $952,000, or $0.04 earnings per share.  The Company had $8.9 million in cash and $2.75 million in interest-bearing debt as of January 31, 2015. Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next 12 months.

Net Sales

The following table presents net sales under the new sales presentation by category (dollars in thousands):

	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014	Increase (Decrease)
Ophthalmic (1)	$9,985	$9,165	8.9%
Neurosurgery (2)	7,894	5,788	36.4%
Other (3)	310	143	116.8%
Total	$18,189	$15,096	20.5%
(1)	Net sales from Ophthalmic represent all sales of ophthalmic devices from direct sales representatives, distribution partners and OEMs. Recognition of deferred revenue of $322,000 from Alcon, Inc. is included in this category for the three months ended January 31, 2015 and 2014, respectively.
(2)	Net sales from Neurosurgery represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain neurosurgery disposables sold through distribution. Many of the products we sell to our neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.
(3)	Other net sales represent all sales of aesthetic devices and other miscellaneous revenues.

Ophthalmic sales increased 8.9 percent in the second quarter of fiscal 2015, compared to the second quarter of fiscal 2014. Domestic ophthalmic sales decreased 5.0 percent in the second quarter of fiscal 2015, primarily due to the decreased sales of base business capital equipment and disposables, partially offset by increased sales of procedural kits (including $322,000 of deferred revenue recognized).  International ophthalmic sales increased 27.2 percent in the second quarter of fiscal 2015, primarily due to the addition of Sterimedix sales from December 10, 2014 through January 31, 2015, partially offset by a 4.3 percent decrease in international ophthalmology direct and distributor sales.  The decrease in international ophthalmology direct and distributor sales was primarily due to negative foreign currency adjustments.

Neurosurgery sales increased $2.1 million in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014. Total neurosurgery sales rose 36.4 percent to $7.9 million in the second quarter of fiscal 2015, compared with $5.8 million in the second quarter of fiscal 2014. The increase in neurosurgery sales benefited from strong volumes of disposable products and generators sold to Codman and Stryker.  Other sales increased $167,000 in the second quarter of fiscal 2015, or 116.8 percent, compared to the second quarter of fiscal 2014, primarily due to the addition of Sterimedix aesthetics sales from December 10, 2014 through January 31, 2015.

Page | 24

Index
     Currently, disposable product sales account for approximately 85.4 percent of our total product sales. Overall sales of our disposable products grew $2.4 million, or 18.0 percent, in the second quarter of fiscal 2015, as compared to the comparable period of fiscal 2014. Sales of capital equipment increased by approximately $724,000, or 44.9 percent, in the second quarter of fiscal 2015 as compared to the comparable period of fiscal 2014.

The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014	Increase (Decrease)
Domestic	$12,887	$11,050	16.6%
International	5,302	4,046	31.0%
Total	$18,189	$15,096	20.5%

Domestic sales increased 16.6 percent in the second quarter of fiscal 2015 due to the 36.4 percent increase in neurosurgery sales which are recorded as domestic sales, partially offset by the 5.0 percent decrease in domestic ophthalmology sales.  International sales increased 31.0 percent in the second quarter of fiscal 2015 primarily due to addition of Sterimedix sales from December 10, 2014 through January 31, 2015, partially offset by the 4.3 percent decrease in international ophthalmology sales.  The decrease in international ophthalmology direct and distributor sales was primarily due to negative foreign currency adjustments.

Gross Profit

Gross profit as a percentage of net sales was 52.7 percent in the second quarter of fiscal 2015 compared to 55.6 percent for the same period in fiscal 2014.  Gross profit as a percentage of net sales for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 decreased 2.9 percentage points due to many factors of which the largest contributors were:  the 5.0 percent decrease in domestic ophthalmology sales; the impact of a larger mix of neurosurgery OEM revenue; the margins associated with the final production at our King of Prussia facility; the negative foreign currency adjustment; and the inventory purchase price accounting adjustment in connection with the Sterimedix Acquisition.

Operating Expenses (dollars in thousands)

	Three Months Ended January 31, 2015		Three Months Ended January 31, 2014
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$1,028	5.7%	$1,513	10.0%
Sales & Marketing expenses	3,643	20.0%	3,630	24.0%
General & Administrative expenses	2,942	16.2%	3,003	19.9%
Exit Costs	657	3.6%	514	3.4%
Medical Device Excise Tax	116	0.6%	115	0.8%

Research and development expenses (“R&D”) as a percentage of net sales was 5.7 percent and 10.0 percent for the second quarter of fiscal 2015 and 2014, respectively.   R&D costs decreased $485,000 in the second quarter of fiscal 2015 compared to the same period in fiscal 2014.  The Company’s pipeline included approximately 27 active projects in various stages of completion as of January 31, 2015.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers and reflects the Company’s R&D budget. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 6.0 to 8.0 percent of net sales over the next few years.

Sales and marketing expenses increased $13,000 to approximately $3.6 million, or 20.0 percent of net sales, for the second quarter of fiscal 2015 compared to $3.6 million, or 24.0 percent of net sales, for the second quarter of fiscal 2014.

Page | 25

Index
General and administrative expenses decreased by approximately $61,000 to $2.9 million, or 16.2 percent of net sales, in the second quarter of fiscal 2015 compared to $3.0 million, or 19.9 percent of net sales, for the second quarter of fiscal 2014, primarily due to the closure of the Company’s King of Prussia facility and decreases in various other expenses, partially offset by the addition of Sterimedix Acquisition related expenses and Sterimedix general and administrative costs.

Exit costs increased $143,000 to $657,000, or 3.6% of net sales, in the second quarter of fiscal 2015, primarily due to the final expenses of the closure of the King of Prussia facility including severance costs, inventory write-down and final preparation costs of the Company’s O’Fallon, Missouri facility.

Medical device excise tax increased $1,000 to $116,000, or 0.6 percent of net sales, in the second quarter of fiscal 2015 compared to $115,000, or 0.8 percent of net sales, for the second quarter of fiscal 2014.

Other Income/Expense

 Other expense for the second quarter of fiscal 2015 increased to $13,000, compared to income of $3,000 in the second quarter of fiscal 2014, primarily due to interest on the $2.75 million term loan.  The borrowings under the term loan were used to fund the Sterimedix Acquisition.

Operating Income, Income Taxes and Net Income

Operating income for the second quarter of fiscal 2015 increased $1.6 million to $1.2 million, as compared to the comparable 2014 fiscal period. The increase in operating income was primarily the result of a 20.5 percent increase in sales partially offset by a 28.5 percent increase in cost of sales, resulting in a $1.2 million increase in gross profit.  The increase in gross profit was augmented by a 32.1 percent decrease in R&D expenses and a 2.0 percent decrease in general and administrative expenses, partially offset by a $143,000 increase in exit costs.

The Company recorded a $233,000 tax provision on pre-tax income of $1.2 million, a 19.7 percent tax provision, in the quarter ended January 31, 2015.  The decrease in the effective tax rate for the quarter was primarily due to the re-enactment of the Research and Experimentation credit in December 2014.  The Company recorded a $149,000 tax benefit on pre-tax loss of $374,000, a 39.8 percent tax benefit, in the quarter ended January 31, 2014.

Net income increased by $1.2 million to $952,000 for the second quarter of fiscal 2015 from a $225,000 net loss for the same period in fiscal 2014. The increase in net income was primarily from the increase in operating income discussed above.  Basic and diluted earnings per share for the second quarter of fiscal 2015 were $0.04 as compared to a $0.01 net loss in the second quarter of fiscal 2014.  Basic weighted average shares outstanding increased from 25,309,641 at January 31, 2014, to 25,364,574 at January 31, 2015.

Six-Month Period Ended January 31, 2015, Compared to Six-Month Period Ended January 31, 2014

Results Overview

During the first six months ended January 31, 2015, the Company recorded net sales of $34.8 million, which generated $18.9 million in gross profit, operating income of $2.4 million and net income of approximately $1.7 million, or $0.07 earnings per share.

Page | 26

Index
Net Sales

The following table presents net sales under the new sales presentation by category (dollars in thousands):

	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014	Increase (Decrease)
Ophthalmic (1)	$19,510	$18,129	7.6%
Neurosurgery (2)	14,912	12,245	21.8%
Other (3)	414	252	64.3%
Total	$34,836	$30,626	13.7%
(1)	Net sales from Ophthalmic represent all sales of ophthalmic devices from direct sales representatives, distribution partners and OEMs. Recognition of deferred revenue of $644,000 from Alcon, Inc. is included in this category for the six months ended January 31, 2015 and 2014, respectively.
(2)	Net sales from Neurosurgery represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain neurosurgery disposables sold through distribution. Many of the products we sell to our neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.
(3)	Other net sales represent all sales of aesthetic devices and other miscellaneous revenues.

Ophthalmic sales increased 7.6 percent in the first six months of fiscal 2015, compared to the first six months of fiscal 2014. Domestic ophthalmic sales decreased 5.1 percent in the first six months of fiscal 2015, primarily due to the decreased sales of base business capital equipment and disposables, partially offset by increased sales of procedural kits (including $644,000 of deferred revenue recognized).  International ophthalmic sales increased 25.2 percent in the first six months of fiscal 2015, primarily due to the addition of Sterimedix sales from December 10, 2014 through January 31, 2015 and by a 2.6 percent increase in international ophthalmology direct and distributor sales.

Neurosurgery sales increased $2.7 million in the first six months of fiscal 2015 as compared to the first six months of fiscal 2014. Total neurosurgery sales rose 21.8 percent to $14.9 million in the first six months of fiscal 2015, compared to $12.2 million in the first six months of fiscal 2014. The increase in neurosurgery sales benefited from strong volumes of disposable products and generators sold to Codman and Stryker.  Other sales increased $162,000 in the first six months of fiscal 2015, or 64.3 percent, compared to the first six months of fiscal 2014, primarily due to the addition of Sterimedix aesthetics sales from December 10, 2014 through January 31, 2015.

     Currently, disposable product sales account for approximately 86.1 percent of our total product sales. Overall sales of our disposable products grew $3.3 million, or 12.0 percent, in the first six months of fiscal 2015, as compared to the comparable period of fiscal 2014. Sales of capital equipment increased by approximately $1.1 million, or 35.8 percent, in the first six months of fiscal 2015 as compared to the comparable period of fiscal 2014.

The following table presents domestic and international net sales (dollars in thousands):
	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014	Increase (Decrease)
Domestic	$25,041	$22,919	9.3%
International	9,795	7,707	27.1%
Total	$34,836	$30,626	13.7%

Domestic sales increased 9.3 percent in the first six months of fiscal 2015 due to the 21.8 percent increase in neurosurgery sales which are recorded as domestic sales, partially offset by the 5.1 percent decrease in domestic ophthalmology sales.  International sales increased 27.1 percent in the first six months of fiscal 2015 primarily due to addition of Sterimedix sales from December 10, 2014 through January 31, 2015 and a 2.6 percent increase in international ophthalmology sales.

Page | 27

Index
Gross Profit

Gross profit as a percentage of net sales was 54.1 percent in the first six months of fiscal 2015 compared to 56.6 percent for the same period in fiscal 2014.  Gross profit as a percentage of net sales for the first six months of fiscal 2015 compared to the first six months of fiscal 2014 decreased 2.5 percentage points primarily due to many factors of which the largest contributors were:  the 5.1 percent decrease in domestic ophthalmology sales; the impact of a larger mix of neurosurgery OEM revenue; the margins associated with the final production at our King of Prussia facility; the negative foreign currency adjustment; and the inventory purchase price accounting adjustment in connection with the Sterimedix Acquisition.

Operating Expenses (dollars in thousands)

	Six Months Ended January 31, 2015		Six Months Ended January 31, 2014
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$2,227	6.4%	$2,710	8.8%
Sales & Marketing expenses	7,339	21.1%	7,205	23.5%
General & Administrative expenses	5,970	17.1%	5,638	18.4%
Exit Costs	719	2.1%	514	1.7%
Medical Device Excise Tax	244	0.7%	240	0.8%

R&D as a percentage of net sales was 6.4 percent and 8.8 percent for the first six months of fiscal 2015 and 2014, respectively.   R&D costs decreased $483,000 in the first six months of fiscal 2015 compared to the same period in fiscal 2014.  The Company’s pipeline included approximately 27 active projects in various stages of completion as of January 31, 2015.

Sales and marketing expenses increased $134,000 to approximately $7.3 million, or 21.1 percent of net sales, for the first six months of fiscal 2015 compared to $7.2 million, or 23.5 percent of net sales, for the first six months of fiscal 2014.

General and administrative expenses increased by approximately $332,000 to $6.0 million, or 17.1 percent of net sales, in the first six months of fiscal 2015 compared to $5.6 million, or 18.4 percent of net sales, for the first six months of fiscal 2014, primarily due to Sterimedix Acquisition related expenses and Sterimedix general and administrative costs.

Exit costs increased $205,000 to $719,000, or 2.1 percent of net sales, in the first six months of fiscal 2015 compared to $514,000, or 1.7 percent of net sales in the first six months of fiscal 2014, primarily due to the final expenses of the closure of the King of Prussia facility including severance costs, inventory write-down and final preparation costs of the Company’s O’Fallon, Missouri facility.

Medical device excise tax increased $4,000 to $244,000, or 0.7 percent of net sales, in the first six months of fiscal 2015 compared to $240,000, or 0.8 percent of net sales, for the first six months of fiscal 2014.

Other Income/Expense

 Other expense for the first six months of fiscal 2015 increased to $12,000, compared to income of $6,000 in the first six months of fiscal 2014, primarily due to the interest on the $2.75 million term loan.  The borrowings under the term loan were used to fund the Sterimedix Acquisition.

Operating Income, Income Taxes and Net Income

Operating income for the first six months of fiscal 2015 increased $1.3 million to $2.4 million, as compared to the comparable 2014 fiscal period. The increase in operating income was primarily the result of a 13.7 percent increase in sales, partially offset by a 20.1 percent increase in cost of sales, resulting in a $1.5 million increase in gross profit.  The increase in gross profit was augmented by a 17.8 percent decrease in R&D and partially offset by a 39.9 percent increase in exit costs, a 5.9 percent increase in general and administrative expenses and a 1.9 percent increase in sales and marketing expenses.
Page | 28

Index
The Company recorded a $623,000 tax provision on pre-tax income of $2.3 million, a 26.6 percent tax provision, in the first six months ended January 31, 2015.  The decrease in the effective tax rate for the first six months of fiscal 2015 was primarily due to the re-enactment of the Research and Experimentation credit in December 2014.  The Company recorded a $312,000 tax provision on pre-tax income of $1.0 million, a 30.6 percent tax provision, in the first six months ended January 31, 2014.

Net income increased by $1.0 million to $1.7 million for the first six months of fiscal 2015 from $709,000 for the same period in fiscal 2014. The increase in net income was primarily from the increase in operating income discussed above.  Basic and diluted earnings per share for the first six months of fiscal 2015 were $0.07 as compared to $0.03 in the first six months of fiscal 2014.  Basic weighted average shares outstanding increased from 25,301,830 at January 31, 2014, to 25,352,279 at January 31, 2015.

Liquidity and Capital Resources

The Company had approximately $8.9 million in cash and $2.75 million in interest-bearing debt as of January 31, 2015.

Working capital, including the management of inventory and accounts receivable, is a key management focus. At January 31, 2015, the Company had an average of 70 days of sales outstanding utilizing the trailing 12 months’ sales for the period ended January 31, 2015. The 70 days of sales outstanding at January 31, 2015, was 12 days favorable when compared to July 31, 2014, and 5 days favorable when compared to January 31, 2014, utilizing the trailing 12 months of sales.

     At January 31, 2015, the Company had 191 days of average cost of sales in inventory on hand utilizing the trailing 12 months’ cost of sales for the period ended January 31, 2015.  The 191 days of cost of sales in inventory was favorable to July 31, 2014, by 3 days and 22 days favorable to January 31, 2014, utilizing the trailing 12 months of cost of sales. The Company had invested $4.0 million in inventory for new products and new product launches at January 31, 2015.  In addition, the Company had $4.5 million in backlog as of January 31, 2015.

Cash flows provided by operating activities were $4.8 million for the six months ended January 31, 2015, compared to cash flows used by operating activities of $302,000 for the comparable fiscal 2014 period. The increase in cash flows of $5.1 million was primarily attributable to the decrease in inventory of $1.8 million, the increase in accounts payable and accrued expenses of $1.6 million, an increase in net income of $1.0 million, a decrease in accounts receivable of $474,000 and a decrease in prepaid expenses of $431,000 and various other adjustments to reconcile net income to cash provided of $48,000; partially offset by a $337,000 increase in income taxes payable.

Cash flows used by investing activities were $13.6 million for the six months ended January 31, 2015, compared to $874,000 of cash used by investing activities for the comparable fiscal 2014 period. During the six months ended January 31, 2015, the Company expended $13.2 million on the Sterimedix Acquisition.  During the six months ended January 31, 2015, cash additions to property and equipment were $393,000, compared to $735,000 during the six months ended January 31, 2014.  During the six months ended January 31, 2015, cash additions to patents and other intangibles were $69,000, compared to $139,000 during the six months ended January 31, 2014.

Cash flows provided by financing activities for the six months ended January 31, 2015 were $2.7 million compared to $61,000 for the six months ended January 31, 2014.  The increase in cash flows provided by financing activities was due primarily to the $2.75 million borrowed under the Company’s term loan facility.

Page | 29

Index
The Company had the following committed financing arrangements as of January 31, 2015:

     Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million.  There were no borrowings under this facility at January 31, 2015.

     Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million.  There were no borrowings under this facility at January 31, 2015.

    Term Loan Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $13.0 million with $6.5 million restricted for earn-out payments required under the Sterimedix Acquisition Agreement. There was $2.75 million borrowed under this facility at January 31, 2015.  The advances under the term loan are amortized quarterly over five years.

     These facilities bear interest based on either the one-, two- or three-month LIBOR plus 1.75 percent and adjusting each quarter based upon our Debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA).  As of January 31, 2015, interest under the facilities was 1.90 percent.  The unused portion of the facilities is charged at a rate of 0.20 percent.  The termination date of the facilities is February 28, 2018.  The facilities are collateralized by substantially all of the Company’s assets

     These facilities have two financial covenants: a maximum Debt to EBITDA ratio of 2.25 times and a minimum fixed charge coverage ratio of 1.25 times. As of January 31, 2015, the Debt to EBITDA ratio was 0.33 and the minimum fixed charge coverage ratio was 14.0 times. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

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
Page | 30

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

Critical Accounting Policies

The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.  In the first six months of fiscal 2015, there were no changes to the significant accounting policies.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $8.9 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 30 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 15 basis points would decrease the amount of interest income from these funds by approximately $13,000 on an annual basis.

The Company currently has a revolving credit facility, an equipment line of credit facility and a term loan facility in place. The revolving credit facility and the equipment line of credit facility had no outstanding balance at January 31, 2015.  However, the term loan facility had a $2.75 million balance at January 31, 2015. All three facilities bear interest at a current rate of LIBOR plus 1.75 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. An increase in the interest on the aggregate borrowings of $2.75 million of 50 basis points would increase the amount of interest expense on these funds by approximately $14,000 on an annual basis.  The Company does not perform any interest rate hedging activities related to these two facilities.

Additionally, the Company has exposure to non-U.S. currency fluctuations through export sales to international accounts and direct sales from our foreign subsidiaries. Approximately 13.0 percent of our sales revenue is denominated in non-U.S. currencies.  In a period during which the U.S. dollar is strengthening or weakening as compared to other currencies, our revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a lower or higher value than they would be in an otherwise constant currency exchange rate environment. The Company does not conduct any hedging activities related to non-U.S. currency.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2015, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Page | 31

Index
Part II — Other Information

Item 1 — Legal Proceedings

     From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.  If a loss is not probable, a liability is not recorded.  As of January 31, 2015, the Company has no litigation reserve recorded.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Mine Safety Disclosures

Not applicable

Item 5 — Other Information

(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015.

Page | 32

Index
Item 6 — Exhibits

Exhibit No.	Description

2.1
Share Purchase Agreement dated December 10, 2014 among the selling shareholders, Synergetics Surgical EU Limited and Synergetics USA, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 10, 2014 and incorporated herein by reference).

10.1
Consent to Credit and Security Agreement dated as of December 5, 2014 between Synergetics, Inc. and Synergetics USA, Inc., as borrowers, and Regions Bank, as lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2014 and incorporated herein by reference).

10.2
Amendment No. 3 by and between DePuy Synthes Products, LLC and Synergetics USA, Inc., as of December 9, 2014 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2014 and incorporated herein by reference).

10.3
Amended and Restated Loan and Security by and among Synergetics, Inc., Synergetics USA, Inc., Synergetics IP, Inc., Synergetics Delaware, Inc. and Synergetics Development Company LLC, and Regions Bank, dated December 16, 2014.

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

Trademark Acknowledgements

Regarding our trademarks, the Company relies on protections from both formal registrations and common law rights.  The Synergetics, Sterimedix and Silkann brand name are registered trademarks of the Company.  Other trademarks used in association with the Company’s products include the diamond logo, Vision for Life, VersaVIT and VersaVIT 2.0, VersaPACK, Core Essentials, Bullseye, Corona, Diamond Black, DDMS, Directional Laser Probe, Extendable Directional Laser Probe, Inverted Directional Laser Probe, FullView, I-Pack, Kryoptonite, Maxillum, Microfiber, Microserrated, One-Step, Photon, Photon I, Photon II, PhotonEX, P1, P2, Pinnacle, Syntrifugal, Apex, Synerport, TruCurve and Vivid.  Other trademark registrations owned by the Company include Malis, the Malis waveform logo, Bident, Gentle Gel and Finest Energy Source Available for Surgery.  Other trademarks owned by us and for which use inures to the benefit of the Company include Burst, Barracuda, Lumen, Lumenator and TruMicro.  All other trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Page | 33

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC.
(Registrant)

March 10, 2015	/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

March 10, 2015	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice
President, Chief Financial Officer, Secretary
and Treasurer (Principal Financial and
Principal Accounting Officer)

Page | 34