Form 10-Q
period 2015-04-30
SYNERGETICS USA INC
filed 2015-06-09
CIK 836429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

The number of shares outstanding of the issuer’s common stock, $0.001 value per share, as of June 6, 2015 was 25,571,975 shares.

SYNERGETICS USA, INC.

Page | 2

Index
Part I — Financial Information
Item 1 — Financial Statements
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of April 30, 2015 (Unaudited) and July 31, 2014
(Dollars in thousands, except share data)

	April 30, 2015	July 31, 2014
Assets
Current assets
Cash and cash equivalents	$10,448	$15,443
Accounts receivable, net of allowance for doubtful accounts of $590 and $722, respectively	13,809	14,641
Inventories	16,870	15,134
Prepaid expenses	1,572	1,223
Deferred income taxes	2,384	2,042
Total current assets	45,083	48,483
Property and equipment, net	10,594	8,785
Intangible and other assets
Goodwill	17,048	12,738
Other intangible assets, net	20,276	11,911
Deferred income taxes	--	1,219
Patents, net	1,432	1,472
Deferred financing costs, net	88	--
Cash value of life insurance	107	107
Total assets	$94,628	$84,715
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,334	$2,530
Accrued expenses	3,260	2,845
Income taxes payable	870	386
Contingent acquisition liability	750	--
Current maturities of long-term debt	550	--
Deferred revenue	1,288	1,288
Total current liabilities	11,052	7,049
Long-Term liabilities
Borrowings under term loan facility	2,063	--
Deferred income taxes	500	--
Contingent acquisition liability	2,180	--
Deferred revenue	12,276	13,242
Total long-term liabilities	17,019	13,242
Total liabilities	28,071	20,291
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock at April 30, 2015 and July 31, 2014, $0.001 par value, 50,000,000 shares authorized; 25,571,975 and 25,364,608 shares issued and outstanding, respectively	26	25
Additional paid-in capital	29,216	28,594
Retained earnings	39,108	36,160
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,793)	(355)
Total stockholders’ equity	66,557	64,424
Total liabilities and stockholders’ equity	$94,628	$84,715

See Notes to Unaudited Condensed Consolidated Financial Statements.

Page | 3

Index
Synergetics USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
Three and Nine Months Ended April 30, 2015 and 2014
(Dollars in thousands, except share and per share data)

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014
Net sales	$19,375	$16,135	$54,211	$46,761
Cost of sales	9,270	7,223	25,252	20,527
Gross profit	10,105	8,912	28,959	26,234
Operating expenses
Research and development	991	1,302	3,218	4,012
Sales and marketing	3,864	3,450	11,203	10,655
Medical device excise tax	126	83	370	323
Exit costs	--	64	719	578
General and administrative	3,355	2,602	9,325	8,240
	8,336	7,501	24,835	23,808
Operating income	1,769	1,411	4,124	2,426
Other income (expense)
Investment income	1	1	3	7
Interest expense	(39)	--	(53)	--
	(38)	1	(50)	7
Income from operations before provision for income taxes	1,731	1,412	4,074	2,433
Provision for income taxes	502	469	1,125	781
Net income	$1,229	$943	$2,949	$1,652
Earnings per share:
Basic earnings per share	$0.05	$0.04	$0.12	$0.07
Diluted earnings per share	$0.05	$0.04	$0.12	$0.07

Basic weighted average common shares outstanding	25,371,764	25,331,925	25,358,631	25,311,641
Diluted weighted average common shares outstanding	25,476,336	25,392,782	25,429,946	25,388,493

Net income	$1,229	$943	$2,949	$1,652
Foreign currency translation adjustment	378	41	(1,438)	181
Comprehensive income	$1,607	$984	$1,511	$1,833

See Notes to Unaudited Condensed Consolidated Financial Statements.

Page | 4

Index
Synergetics USA Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended April 30, 2015 and 2014
(Dollars in thousands)

	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014
Cash Flows from Operating Activities
Net income	$2,949	$1,652
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,145	864
Amortization of intangible assets	892	553
Amortization of deferred financing costs	14	--
Accretion of contingent acquisition liability	128	--
Provision for doubtful accounts receivable	(35)	66
Stock-based compensation	567	807
Deferred income taxes	(218)	1,643
Gain on sale	--	(9)
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	1,019	(861)
Inventories	(323)	(822)
Prepaid expenses	(322)	(581)
Income taxes refundable	--	(282)
Increase (decrease) in:
Accounts payable	1,368	(60)
Accrued expenses	299	(497)
Deferred revenue	(966)	(966)
Income taxes payable	332	(70)
Net cash provided by operating activities	6,849	1,437

Cash Flows from Investing Activities
Proceeds from sale	--	18
Purchase of property and equipment	(821)	(800)
Acquisition of Sterimedix Limited	(13,177)	--
Acquisition of patents and other intangibles	(167)	(229)
Net cash used in investing activities	(14,165)	(1,011)

Cash Flows from Financing Activities
Deferred financing costs	(102)	--
Proceeds from borrowings under the Term Loan Facility	2,750	--
Principal payment on Term Loan facility	(137)	--
Proceeds from the issuance of common stock	28	36
Tax benefit associated with the exercise of non-qualified stock options	28	25
Net cash provided by financing activities	2,567	61

Foreign exchange rate effect on cash and cash equivalents	(246)	(204)
Net (decrease) increase in cash and cash equivalents	(4,995)	283
Cash and cash equivalents
Beginning	15,443	12,470
Ending	$10,448	$12,753

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

Basis of presentation: The unaudited condensed consolidated financial statements include the accounts of Synergetics USA and its wholly owned subsidiaries: Synergetics, Synergetics Delaware, Inc. and Synergetics IP, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended July 31, 2014, and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 14, 2014 (the “Annual Report”).

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Annual Report. In the first nine months of fiscal 2015, no significant accounting policies were changed.

Note 3.  Exit Costs

On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri.  The Company concluded manufacturing at the facility in February of 2015. Costs are reflected in “Exit costs” in the consolidated statements of income and comprehensive income.

Page | 6

Index
(dollars in thousands)	Three Months Ended April 30,		Nine Months Ended April 30,		Cumulative as of April	Total Costs
	2015	2014	2015	2014	30, 2015	Incurred
Employee termination costs	$--	$34	$304	$533	$919	$919
Other associated costs	--	30	415	45	482	482
	$--	$64	$719	$578	$1,401	$1,401

Termination Costs

Exit liabilities at August 1, 2014	$112
Additions	126
Payments	(238)
Exit liabilities at April 30, 2015	$--

The Company will continue to incur certain costs through the first quarter of fiscal 2016 as the facility is completely vacated.

Note 4.  Acquisitions

On May 3, 2014, the Company acquired a private, original equipment manufacturing company incorporated in the United States for net cash consideration of $1.4 million.

The Company has allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition resulting in the recognition of $0.8 million of intellectual property and $0.4 million of goodwill, including the impact of deferred income taxes.  The results of operations for the acquired company have been included in the Consolidated Statements of Income and Comprehensive Income from the date of acquisition.

On December 10, 2014, the Company entered into the Share Purchase Agreement (the "Agreement") with shareholders (the "Sellers") of Sterimedix Limited ("Sterimedix"), a private manufacturer of cannulas, needles and other disposable products for ophthalmic and aesthetic procedures incorporated in England and Wales.  Pursuant to the Agreement, the Company purchased all of the outstanding share capital of Sterimedix for net cash consideration of $13.2 million (the "Sterimedix Acquisition") plus future contingent consideration in the form of an earn-out (see discussion below).

Pursuant to the Agreement, the Sellers are entitled to receive earn-out payments, calculated as 136.7% of the amount by which Sterimedix’s defined Gross Profit exceeds the following amounts for each annual period:

(i)	£3,190,000 for the year ended December 31, 2015;
(ii)	£3,767,500 for the year ended December 31, 2016; and
(iii)	£4,400,000 for the year ended December 31, 2017.

The fair value of the future earn out payments recorded at the acquisition date was $2.8 million, determined using a discounted cash flow methodology on probability-weighted expected cash flows.  These cash flows resulted in a range of estimated payouts of $0 to $5.9 million over the three year period.

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

Page | 7

Index
The amounts of identifiable assets acquired and liabilities assumed as of December 10, 2014 are set forth below at the exchange rate in effect at that date:

Accounts receivable	$715
Inventory	1,617
Other current assets	138
Property, plant and equipment	2,187
In-process R&D	343
Tradenames	2,894
Customer relationships	4,999
Other amortizable intangibles	1,026
Goodwill	4,519
Total assets	$18,438

Current liabilities	$827
Deferred tax liabilities	1,597
Total liabilities	$2,424

Net assets acquired	$16,014

The fair value of goodwill mainly reflects the impact of strategic growth opportunities. The changes in these amounts from what was reflected in the condensed consolidated financial statements for the quarter ended January 31, 2015 primarily relate to the identification of separable intangible assets and the related deferred tax liabilities, which had a corresponding impact on the value of goodwill.  The acquired goodwill is not deductible for tax purposes.

During third quarter of 2015 and for the period from December 10, 2014 through April 30, 2015, Sterimedix recognized net sales of $2.3 million and $3.3 million, respectively, and generated net income of approximately $333,000 and $375,000, respectively.  In the third quarter and the first nine months of fiscal year 2015, the Company incurred $50,000 and $341,000, respectively, in acquisition-related costs, which are included in general and administrative expenses in the consolidated statements of income and comprehensive income.

The accompanying consolidated statements of income for the three and nine months ended April 30, 2015 reflect the revenues and expenses of Sterimedix since the acquisition date.  The following unaudited pro forma consolidated financial information is presented as if the acquisition had occurred at the beginning of each year presented.  These unaudited pro forma results  are provided for illustrative purposes only and are not necessarily indicative of either the historical results that would have been attained if this acquisition had actually occurred during these periods, or of the results that will be attained in the future as a result of this acquisition (in thousands):

(Dollars in thousands)	Three Months Ended April 30,		Nine Months Ended April 30,
Pro Forma (unaudited)	2015	2014	2015	2014
Net Sales	$19,375	$18,276	$56,802	$52,200
Net Income (Loss)	$1,264	$917	$3,169	$1,550
Basic earnings per share	$0.05	$0.04	$0.12	$0.06
Diluted earnings per share	$0.05	$0.04	$0.12	$0.06

The combined pro forma financial information has been adjusted to exclude acquisition expenses and includes purchase accounting adjustments for fair values impacting inventory, depreciation of fixed assets and amortization of intangible assets.

Page | 8

Index
Note 5. OEM Neurosurgery Partner Agreements

The Company sells all of its generators and a majority of its neurosurgery instruments and accessories to two U.S.-based global original equipment manufacturer (“OEM”) partners as described below:

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

Total sales to Codman and its respective percent of the Company’s net sales in the three and nine months ended April 30, 2015 and 2014, including the sales of generators, accessories, disposable bipolar forceps and cord tubing, were as follows:

(Dollars in Thousands)	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014
Net Sales	$3,869	$3,827	$12,669	$11,018
Percent of net sales	20.0%	23.7%	23.4%	23.6%

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

Total sales to Stryker and its respective percent of the Company’s net sales in the three and nine months ended April 30, 2015, and 2014, including the sales of ablation generators, disposable ultrasonic instrument tips and accessories, were as follows:

(Dollars in thousands)	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014
Net Sales	$3,666	$3,185	$9,355	$7,798
Percent of net sales	18.9%	19.7%	17.3%	16.7%

No other customer comprises more than 10 percent of sales in any given quarter.

Page | 9

Index
Note 6. Stock-Based Compensation

Stock Option Plans

The following table provides information about stock-based option awards outstanding at April 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding beginning of period	815,162	$4.25	$3.27
For the period August 1, 2014 through April 30, 2015
Granted	340,000	$3.43	$2.51
Forfeited	--	--	--
Exercised	(22,500)	$1.27	$1.02
Options outstanding, end of period	1,132,662	$4.06	$3.09
Options exercisable, end of period	671,577	$4.18	$3.23

Options to purchase 40,000 shares of the Company’s Common Stock were granted in the second quarter of fiscal 2015 to the Company’s Board of Directors.  Each independent director receives an option to purchase 10,000 shares of the Company’s Common Stock each year in which he or she is elected, appointed, or continues to serve as a director pursuant to the Amended and Restated 2005 Non-Employee Directors’ Stock Option Plan. These options vest pro-ratably on a quarterly basis over the next year of service on the Board.  These options also vest upon a change of control event.  The Company recorded $27,000 and $106,000 of compensation expense for the three and nine months ended April 30, 2015, respectively, and $39,000 and $124,000 of compensation expense for the three and nine months ended April 30, 2014, respectively, with respect to the directors’ options.

During the second quarter of fiscal 2015, options to purchase 300,000 shares of Common Stock were granted to the officers and certain employees of the Company.  These options were granted in conjunction with the Company’s annual review of its long-term incentive compensation plan.  These options will vest when the Company achieves $100 million of sales for an annual period.  The Company recorded $49,000 and $73,000 of compensation expense for the three and nine months ended April 30, 2015, respectively, related to these options.  In addition, the Company recorded $63,000 and $195,000 of compensation expense for the three and nine months ended April 30, 2015, respectively, and $66,000 and $298,000 of compensation expense for the three and nine months ended April 30, 2014, respectively, for previously granted options.  Compensation expense of $101,000 is included in exit costs for the nine months ended April 30, 2014.

The Company expects to issue new shares as options are exercised. As of April 30, 2015, the future compensation cost expected to be recognized for currently outstanding stock options is approximately $139,000 for the remainder of fiscal 2015, $472,000 in fiscal 2016, $313,000 in fiscal 2017, $212,000 in fiscal 2018 and $40,000 in fiscal 2019.

The grant-date fair value of options granted during fiscal 2015 was determined using the Black-Scholes option-pricing model and the following weighted-average assumptions:

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

Page | 10

Index
The intrinsic value of the in-the-money stock options outstanding was $2.3 million and $244,000 at April 30, 2015 and 2014, respectively.  The intrinsic value of in-the-money exercisable stock options was $1.2 million and $236,000 at April 30, 2015 and 2014, respectively.

Restricted Stock Plans

Under the Company’s Second Amended and Restated Synergetics USA, Inc. 2001 Stock and Performance Incentive Plan (the “2001 Plan”), the Company’s common stock may be granted at no cost to certain employees and consultants of the Company.  Certain plan participants are entitled to cash dividends and voting rights for their respective shares.  Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse pro-ratably over either a three-year or four-year vesting period.  These shares also vest upon a change of control event.  As of April 30, 2015, there was approximately $410,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan, excluding the performance based awards discussed below.  The cost is expected to be recognized over a weighted average period of four years, which is generally the vesting period. The following table provides information about restricted stock grants during the nine month period ended April 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2014	275,547	$3.42
Granted	208,000	$3.43
Forfeited	(2,834)	$4.74
Vested	(160,289)	$2.47
Relinquished for taxes	(29,110)	$2.47
Balance as of April 30, 2015	291,314	$4.04

During the second quarter of fiscal 2015, 200,000 restricted shares of Common Stock were granted to the officers and employees of the Company in conjunction with the Company’s annual review of its long-term incentive compensation plan.  These shares will vest when the Company achieves $100 million of sales for an annual period.  As of April 30, 2015, there was approximately $612,000 of total unrecognized compensation cost related to these non-vested share-based compensation arrangements granted under this performance based grant.  The cost is expected to be recognized over a weighted average period of 3.8 years from the date of grant, which is the Company’s estimate of when this goal will be achieved.

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

Page | 11

Index
The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.”

As of April 30, 2015, the Company identified that the contingent acquisition liability is required to be presented on the balance sheet at fair value.  Any future change required to the contingent acquisition liability will be reflected in the Consolidated Statement of Income and Comprehensive Income.

Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment or when tested for impairment at least annually and recorded at fair value only when impairment is recognized. No impairment indicators existed as of April 30, 2015.

Note 8. Supplemental Balance Sheet Information

Inventories: Inventories as of April 30, 2015 and July 31, 2014, respectively, were as follows:

(Dollars in thousands)	April 30, 2015	July 31, 2014
Raw material and component parts	$7,289	$5,900
Work in progress	2,561	2,077
Finished goods	7,020	7,157
	$16,870	$15,134

Property and Equipment: Property and equipment as of April 30, 2015 and July 31, 2014, respectively, were as follows:

(Dollars in thousands)	April 30, 2015	July 31, 2014
Land	$1,708	$984
Building and improvements	6,678	6,650
Machinery and equipment	10,828	9,023
Furniture and fixtures	1,573	1,182
Software	1,129	1,113
Construction in progress	136	153
	22,052	19,105
Less accumulated depreciation	11,458	10,320
	$10,594	$8,785

Goodwill:  Goodwill as of April 30, 2015 and July 31, 2014, respectively, was as follows:

(Dollars in thousands)	April 30, 2015	July 31, 2014

Reverse merger (September 21, 2005)	$10,660	$10,660
M.I.S.S. Ophthalmics Limited (July 8, 2013)	1,490	1,639
Sterimedix Limited (December 10, 2014)	4,459	--
Other	439	439
	$17,048	$12,738

See Note 4 related to intangible assets acquired in the Sterimedix acquisition.

Page | 12

Index
Other Intangible Assets:  Information regarding the Company’s other intangible assets as of April 30, 2015 and July 31, 2014, respectively, were as follows:

(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net
	April 30, 2015
Proprietary know-how	$4,208	$2,469	$1,739
Customer relationships	5,684	208	5,476
Trademark	5,950	--	5,950
Tradename	3,262	71	3,191
Licensing agreement	5,694	3,097	2,597
Patents	2,536	1,104	1,432
Other intangibles	1,375	52	1,323
	$28,709	$7,001	$21,708

	July 31, 2014
Proprietary know-how	$4,208	$2,208	$2,000
Customer relationships	806	61	745
Trademark	5,944	--	5,944
Tradename	447	44	403
Licensing agreement	5,694	2,895	2,799
Patents	2,375	903	1,472
Other intangibles	26	6	20
	$19,500	$6,117	$13,383

See Note 4 related to intangible assets acquired in the Sterimedix acquisition.  Other intangibles of $765,000 are the result of the acquisition of the private, OEM company completed on May 3, 2014.  Other intangibles of $955,000 are a result of the acquisition of M.I.S.S. Ophthalmics Limited completed on July 8, 2013.  Proprietary know-how of $3,707,000 is a result of the reverse merger transaction completed on September 21, 2005.

The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended April 30, 2015.  Amortization expense is included in general and administrative expense and was $349,000 and $892,000 for the three and nine months ended April 30, 2015, respectively, and $187,000 and $553,000 for the three and nine months ended April 30, 2014, respectively.  Amortization expense for the next five years is expected to approximate $1.4 million annually.

Pledged Assets; Short and Long-Term Debt:  Short- and long-term debt as of April 30, 2015 consisted of the following:

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million.  There were no borrowings under this facility at April 30, 2015.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million.  There were no borrowings under this facility at April 30, 2015.

Term Loan Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $13.0 million with $6.5 million restricted for earn-out payments required under the Sterimedix Acquisition Agreement. There was $2.6 million borrowed under this facility at April 30, 2015. The advances under the term loan are amortized quarterly over five years.

These facilities bear interest based on either the one-, two- or three-month LIBOR plus 1.75 percent and adjusting each quarter based upon our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA).  As of April 30, 2015, interest under the facilities was 1.92 percent.  The unused portion of the facilities is charged at a rate of 0.20 percent.  The termination date of the facilities is February 28, 2018.  The facilities are collateralized by substantially all of the Company’s assets.

Page | 13

Index
These facilities have two financial covenants: a maximum total debt to EBITDA ratio of 2.25 times and a minimum fixed charge coverage ratio of 1.25 times. As of April 30, 2015, the total debt to EBITDA ratio was 0.30 times and the fixed charge coverage ratio was 11.7 times. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Deferred Revenue: Deferred revenue as of April 30, 2015 and July 31, 2014, respectively, consisted of the following:

(Dollars in thousands)	April 30, 2015	July 31, 2014
Deferred revenue – Alcon, Inc. settlement	$13,564	$14,530
Less: Short-term portion	1,288	1,288
Long-term portion	$12,276	$13,242

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

Note 10. Enterprise-wide Sales Information

The Company reviewed its sales presentation once it had completed the Sterimedix Acquisition and determined that a more comprehensive approach to its ophthalmic and neurosurgery sales is now required to more completely describe its revenues by market as compared to its method of distribution.  The enterprise-wide sales presentation shown below incorporates both the revised presentation and the previous presentation for the three and nine months ended April 30, 2015 and 2014, respectively:

Page | 14

Index
(Dollars in thousands)	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014
Presentation based upon market
Net Sales
Ophthalmic (1)	$11,137	$8,744	$30,646	$26,873
Neurosurgery (2)	7,762	7,277	22,675	19,522
Other (3)	476	114	890	366
	$19,375	$16,135	$54,211	$46,761
Presentation based upon distribution
Net Sales
Ophthalmic(4)	$8,134	$8,494	$25,092	$25,730
OEM (5)	11,022	7,383	28,492	20,355
Other (6)	219	258	627	676
Total	$19,375	$16,135	$54,211	$46,761
Net Sales
Domestic	$13,199	$12,106	$38,240	$35,025
International	6,176	4,029	15,971	11,736
	$19,375	$16,135	$54,211	$46,761

(1)	Net sales from Ophthalmic represent all sales of ophthalmic devices from direct sales representatives, distribution partners and OEMs. Recognition of deferred revenue of $322,000 and $966,000 from Alcon, Inc. is included in this category for the three and nine months ended April 30, 2015 and 2014, respectively.
(2)	Net sales from Neurosurgery represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain neurosurgery disposables sold through distribution. Many of the products that the Company sells to its neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in the Company’s domestic revenues.
(3)	Other net sales represent all sales of aesthetic devices and other miscellaneous revenues.
(4)	Net sales from Ophthalmic represent sales of ophthalmic devices from direct sales representatives and distribution partners.
(5)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products. Recognition of deferred revenues of $322,000 and $966,000 from Alcon, Inc. is included in this category for the three and nine months ended April 30, 2015 and 2014, respectively. Many of the products that the Company sells to its neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in the Company’s domestic revenues.
(6)	Other net sales represent direct neurosurgery revenues and other miscellaneous revenues.

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

Page | 15

Index
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

In February 2015, the FASB issued an accounting standard update changing the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The accounting standard update will be effective for the Company in fiscal 2017.  The adoption of this guidance is not expected to have a significant impact upon the Company’s consolidated financial statements.

In April 2015, the FASB issued an accounting standard update simplifying the presentation of debt issuance costs as a deduction from the carrying amount of the debt liability. The accounting standard update will be effective for the Company in fiscal 2017.  The adoption of this guidance is not expected to have a material impact upon the Company’s consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.

Page | 16

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

On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri.  The Company expended approximately $1.4 million, of which $719,000 and $682,000 were expended during the first six months of fiscal 2015 and all of fiscal 2014, respectively.  The final production was completed in February 2015. The Company expects the closure to result in a reduction in operating expense of more than $1.1 million on an annualized basis beginning in fiscal 2016.

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

Page | 17

Index
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

On December 10, 2014, the Company acquired Sterimedix Limited (“Sterimedix”), a private manufacturing company incorporated in England and Wales, for net cash consideration of $13.2 million (the “Sterimedix Acquisition.”)  Sterimedix manufactures and supplies cannulas for ophthalmic and non-surgical aesthetics procedures.  Sterimedix generated total revenue of approximately $7.9 million during its fiscal year ended December 31, 2014 and was solidly profitable on an operating basis.  In connection with the acquisition, the Company and Sterimedix entered into the Stock Purchase Agreement, dated December 10, 2014 (the “Agreement”).  In addition to the cash consideration, the Agreement provides for potential gross profit margin earn-outs through December 31, 2017.

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

Summary of Financial Information

The following tables present net sales in the Company’s new presentation by market and our results of operations (dollars in thousands):

NET SALES BY CATEGORY

	Three Months Ended April 30, 2015	Mix	Three Months Ended April 30, 2014	Mix
Ophthalmic (1)	$11,137	57.5%	$8,744	54.2%
Neurosurgery (2)	7,762	40.1%	7,277	45.1%
Other (3)	476	2.4%	114	0.7%
Total	$19,375		$16,135

	Nine Months Ended April 30, 2015	Mix	Nine Months Ended April 30, 2014	Mix
Ophthalmic (1)	$30,646	56.5%	$26,873	57.5%
Neurosurgery (2)	22,675	41.8%	19,522	41.7%
Other (3)	890	1.7%	366	0.8%
Total	$54,211		$46,761

(1)	Net sales from Ophthalmic represent all sales of ophthalmic devices from direct sales representatives, distribution partners and OEMs. Recognition of deferred revenue of $322,000 and $966,000 from Alcon, Inc. is included in this category for the three and nine months ended April 30, 2015 and 2014, respectively.
(2)	Net sales from Neurosurgery represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain neurosurgery disposables sold through distribution. Many of the products we sell to our neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.
(3)	Other net sales represent all sales of aesthetic devices and other miscellaneous revenues.

Page | 18

Index
The increase in sales for the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to the increase of $2.4 million in ophthalmic sales, a $485,000 increase in neurosurgery sales and a $362,000 increase in other sales.  Currently, disposable product sales account for approximately 90.3 percent of our total product sales. For the three months ended April 30, 2015, sales of our disposable products grew $3.6 million, or 26.2 percent, in the third quarter of fiscal 2015 as compared to the comparable period of fiscal 2014. Sales of capital equipment decreased by approximately $391,000, or 20.1 percent, in the third quarter of fiscal 2015 as compared to the comparable period of fiscal 2014.

RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Increase (Decrease)
Net Sales	$19,375	$16,135	20.1%
Gross Profit	10,105	8,912	13.4%
Gross Profit Margin %	52.2%	55.2%	(5.4%)
Commercial Expenses
Research and Development	991	1,302	(23.9%)
Sales and Marketing	3,864	3,450	12.0%
General and Administrative	3,355	2,602	28.9%
Exit Costs	--	64	(100.0%)
Medical Device Excise Tax	126	83	51.8%
Operating Income	1,769	1,411	25.4%
Operating Margin	9.1%	8.7%	4.6%
EBITDA (1)	2,575	1,892	36.1%
Net Income	1,229	943	30.3%
Earnings per Share	$0.05	$0.04	25.0%
Operating Return on Average Equity (1)	1.9%	1.5%	26.7%
Operating Return on Average Assets (1)	1.3%	1.1%	18.2%

	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014	Increase (Decrease)
Net Sales	$54,211	$46,761	15.9%
Gross Profit	28,959	26,234	10.4%
Gross Profit Margin %	53.4%	56.1%	(4.8%)
Commercial Expenses
Research and Development	3,218	4,012	(19.8%)
Sales and Marketing	11,203	10,655	5.1%
General and Administrative	9,325	8,240	13.2%
Exit Costs	719	578	24.4%
Medical Device Excise Tax	370	323	14.6%
Operating Income	4,124	2,426	70.0%
Operating Margin	7.6%	5.2%	46.2%
EBITDA (1)	6,164	3,850	60.1%
Net Income	2,949	1,652	78.5%
Earnings per Share	$0.12	$0.07	71.4%
Operating Return on Average Equity (1)	4.5%	2.7%	66.7%
Operating Return on Average Assets (1)	3.3%	2.0%	65.0%

(1)	EBITDA, operating return on average equity and operating return on average assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as income from continuing operations before interest expense, income taxes, depreciation and amortization. Operating return on equity is defined as net income divided by average equity. Operating return on assets is defined as net income plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

Page | 19

Index
Reconciliation of Non-GAAP Financial Measures (dollars in thousands)

EBITDA Reconciliations

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014
Net income	$1,229	$943	$2,949	$1,652
Interest	39	--	53	--
Income taxes	502	469	1,125	781
Depreciation	456	293	1,145	864
Amortization	349	187	892	553
EBITDA	$2,575	$1,892	$6,164	$3,850

Operating Return Calculations

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014
Net income	$1,229	$943	$2,949	$1,652
Average Equity	65,624	62,260	65,130	61,529
Operating Return on Average Equity	1.9%	1.5%	4.5%	2.7%
Average Assets	92,756	83,116	89,231	83,065
Operating Return on Average Assets	1.3%	1.1%	3.3%	2.0%

Average Equity Calculations

	2015	2014
Average Equity:
Balance April 30 (A)	66,557	62,853
Balance January 31 (B)	64,691	61,667
Balance October 31 (C)	64,849	61,445
Balance July 31 of previous fiscal year (D)	64,424	60,152
Average Equity QTD (A+B)/2	65,624	62,260
Average Equity YTD (A+B+C+D)/4	65,130	61,529

Average Asset Calculations

	2015	2014
Balance April 30 (E)	94,628	83,843
Balance January 31 (F)	90,883	82,389
Balance October 31 (G)	86,696	83,334
Balance July 31 of previous fiscal year (H)	84,715	82,693
Average Assets QTD (E+F)/2	92,756	83,116
Average Assets YTD (E+F+G+H)/4	89,231	83,065

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

Page | 20

Index
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

Results Overview

Product categories as a percentage of total sales under the new sales presentation by market were as follows:

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014
Ophthalmic	57.5%	54.2%	56.5%	57.5%
Neurosurgery	40.1%	45.1%	41.8%	41.7%
Other	2.4%	0.7%	1.7%	0.8%
Total	100.0%	100.0%	100.0%	100.0%

International revenues represent $6.2 million, or 31.9 percent, of our total revenues for the three months ended April 30, 2015, as compared to $4.0 million, or 25.0 percent, for the three months ended April 30, 2014.  Many of the products we sell to our neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.  The increase in the international sales percentage was due to the Sterimedix Acquisition, which will continue to drive the percentage of international sales higher during the remainder of fiscal 2015.

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

Drive Accelerating Growth in our Ophthalmology Business

We are focused on expanding our product platform into larger and faster-growing segments of the vitreoretinal device market. Thus, we have focused our internal research and development efforts on developing innovative technologies that will enable the Company to enhance its value to the vitreoretinal community. We are implementing several focused initiatives to leverage our introduction of VersaVIT 2.0TM and other new products to capitalize on the current macroeconomic environment. In addition, we are also seeking business development opportunities to augment and complement our existing ophthalmic franchise.  Finally, we are improving our sales force productivity. For example, we are focused on rigorous development of our sales force capabilities through enhanced training and customer relationship management. In the international markets, we are working to optimize our sales capabilities and distribution infrastructure.  Our recent acquisition of M.I.S.S. demonstrates our commitment to enhancing our international distribution infrastructure.

Page | 21

Index
Deliver Improved Profitability through our Enterprise-Wide Continuous Improvement Initiatives

We have developed comprehensive enterprise-wide continuous improvement initiatives aimed at creating a more efficient operating platform. We implemented our Enterprise Resource Planning (“ERP”) system in August 2011 which brought us accurate, timely information to more effectively manage our cost savings initiatives.  Prior to fiscal 2015, we believe we have taken over $3.1 million out of our cost basis since we implemented our cost savings efforts.  Through reducing our scrap, more efficient use of our labor force and concentrating our efforts on less costly components, we believe we have saved another $663,000 in the first nine months of fiscal 2015.  Also, during fiscal 2014, we began our efforts to consolidate our manufacturing operations in O’Fallon, Missouri.  These efforts were completed in February 2015.  We believe these efforts will result in more than $1.1 million in operating savings on an annualized basis beginning in fiscal 2016.

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

Growth through Strategic Acquisitions

We believe that we can generate substantial revenue and cost synergies through strategic acquisitions and have a history of successfully acquiring companies that expand our footprint, either geographically or in market sectors that are complementary to our existing operations.  We intend to continue to grow our business and enhance our product offerings through acquisitions that either complement our existing products or provide additional resources or products that will enrich and increase our customer relationships.  We regularly consider and enter into discussions regarding potential acquisitions. Any such transaction would be subject to negotiation of mutually agreeable terms and conditions; receipt of fairness opinions (if required) and approval of the parties’ respective boards of directors and shareholder(s) (if required); could be effected quickly; could occur at any time; and could be significant in size relative to our existing assets or operations.  Our recent acquisition of Sterimedix demonstrates our commitment to enhancing our ophthalmic market footprint.

Demand Trends

The Company’s sales increased 15.9 percent during the first nine months of fiscal 2015, compared to the first nine months of fiscal 2014.  The increase in sales for the first nine months was primarily due to the increase of $3.8 million in ophthalmic sales, a $3.2 million increase in neurosurgery sales and a $524,000 increase in other sales. Currently, disposable product sales account for approximately 87.6 percent of our total product sales. Overall sales of our disposable products grew $6.7 million, or 16.1 percent, in the first nine months of fiscal 2015, as compared to the comparable period of fiscal 2014. Sales of capital equipment increased by approximately $736,000, or 14.7 percent, in the first nine months of fiscal 2015, as compared to the comparable period of fiscal 2014.

Page | 22

Index
A study performed by Market Scope in March 2015 predicts a steady growth of 3.3 percent per year in vitrectomy procedures worldwide driven by an increase in emerging market demand, an increase in the worldwide elderly population, an increase in the number of surgeons, an increase in the number of diseases treated with vitrectomy and an increase in frequency of diabetic complications due to the obesity epidemic.  Based upon this growth in procedures, revenues for retinal surgical sales products worldwide are forecasted to increase by approximately 7.7 percent.

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

Results of Operations

Three-Month Period Ended April 30, 2015, Compared to Three-Month Period Ended April 30, 2014

Results Overview

During the third quarter ended April 30, 2015, the Company recorded net sales of $19.4 million, which generated $10.1 million in gross profit, operating income of $1.8 million and net income of approximately $1.2 million, or $0.05 earnings per share.  The Company had $10.4 million in cash and $2.6 million in interest-bearing debt as of April 30, 2015. Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next 12 months.

Net Sales

The following table presents net sales under the new sales presentation by market (dollars in thousands):

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Increase (Decrease)
Ophthalmic (1)	$11,137	$8,744	27.4%
Neurosurgery (2)	7,762	7,277	6.7%
Other (3)	476	114	317.5%
Total	$19,375	$16,135	20.1%

Page | 23

Index
(1)	Net sales from Ophthalmic represent all sales of ophthalmic devices from direct sales representatives, distribution partners and OEMs. Recognition of deferred revenue of $322,000 from Alcon, Inc. is included in this category for the three months ended April 30, 2015 and 2014, respectively.
(2)	Net sales from Neurosurgery represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain neurosurgery disposables sold through distribution. Many of the products we sell to our neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.
(3)	Other net sales represent all sales of aesthetic devices and other miscellaneous revenues.

Ophthalmic sales increased 27.4 percent in the third quarter of fiscal 2015, compared to the third quarter of fiscal 2014. Domestic ophthalmic sales increased 11.4 percent in the third quarter of fiscal 2015, primarily due to the increased sales to ophthalmology OEM customers while direct sales were essentially flat.  Direct sales of procedural kits offset decreased sales of base business capital equipment and disposables.  International ophthalmic sales increased 46.5 percent in the third quarter of fiscal 2015, primarily due to the addition of Sterimedix sales for the third quarter of fiscal 2015, partially offset by a 9.9 percent decrease in international ophthalmology direct and distributor sales.  The decrease in international ophthalmology direct and distributor sales was primarily due to the impacts of the change in foreign currency exchange rates compared to the prior year.

Neurosurgery sales increased $485,000 in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014. Total neurosurgery sales rose 6.7 percent to $7.8 million in the third quarter of fiscal 2015, compared with $7.3 million in the third quarter of fiscal 2014. The increase in neurosurgery sales benefited from strong volumes of disposable products sold to Codman and Stryker.  Other sales increased $362,000 in the third quarter of fiscal 2015, or 317.5 percent, compared to the third quarter of fiscal 2014, primarily due to the addition of Sterimedix aesthetics sales for the third quarter of fiscal 2015.

Currently, disposable product sales account for approximately 90.3 percent of our total product sales. Overall sales of our disposable products grew $3.6 million, or 26.2 percent, in the third quarter of fiscal 2015, as compared to the comparable period of fiscal 2014. Sales of capital equipment decreased by approximately $391,000, or 20.1 percent, in the third quarter of fiscal 2015 as compared to the comparable period of fiscal 2014.

The following table presents domestic and international net sales (dollars in thousands):

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Increase (Decrease)
Domestic	$13,199	$12,106	9.0%
International	6,176	4,029	53.3%
Total	$19,375	$16,135	20.1%

Domestic sales increased 9.0 percent in the third quarter of fiscal 2015 due to the increase in ophthalmology sales to our OEM customers and the 6.7 percent increase in neurosurgery sales which are recorded as domestic sales.  International sales increased 53.3 percent in the third quarter of fiscal 2015 primarily due to addition of Sterimedix sales for the third quarter of fiscal 2015, partially offset by the 9.9 percent decrease in international direct and distributor ophthalmology sales.  The decrease in international ophthalmology direct and distributor sales was primarily due to decreased sales of base business disposables, partially offset by sales of procedural kits.

Gross Profit

Gross profit as a percentage of net sales was 52.2 percent in the third quarter of fiscal 2015 compared to 55.2 percent for the same period in fiscal 2014.  Gross profit as a percentage of net sales for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 decreased 3.0 percentage points due to many factors of which the largest contributors were:  the impacts of the change in foreign currency exchange rates compared to the prior year; the final costs associated with the upgrade of the VersaVITTM vitrectomy machine to the version 2.0; and the inventory purchase price accounting adjustment in connection with the Sterimedix Acquisition.

Page | 24

Index
Operating Expenses (dollars in thousands)

	Three Months Ended April 30, 2015		Three Months Ended April 30, 2014
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$991	5.1%	$1,302	8.1%
Sales & Marketing expenses	3,864	19.9%	3,450	21.4%
General & Administrative expenses	3,355	17.3%	2,602	16.1%
Exit Costs	--	0.0%	64	0.4%
Medical Device Excise Tax	126	0.7%	83	0.5%

Research and development expenses (“R&D”) as a percentage of net sales was 5.1 percent and 8.1 percent for the third quarter of fiscal 2015 and 2014, respectively.   R&D costs decreased $311,000 in the third quarter of fiscal 2015 compared to the same period in fiscal 2014.  The Company’s pipeline included approximately 21 active projects in various stages of completion as of April 30, 2015.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers and reflects the Company’s R&D budget. This results in an investment rate that the Company believes is comparable to such spending by other medical device companies.  The Company expects to invest in R&D at a rate of approximately 6.0 to 8.0 percent of net sales over the next few years.

Sales and marketing expenses increased $414,000 to approximately $3.9 million, or 19.9 percent of net sales, for the third quarter of fiscal 2015 compared to $3.5 million, or 21.4 percent of net sales, for the third quarter of fiscal 2014.  These increases were primarily due to the expenses associated with the upgrade of the VersaVITTM vitrectomy machine to version 2.0 and the addition of Sterimedix sales and marketing expenses.

General and administrative expenses increased by approximately $753,000 to $3.4 million, or 17.3 percent of net sales, in the third quarter of fiscal 2015 compared to $2.6 million, or 16.1 percent of net sales, for the third quarter of fiscal 2014.  These increases were primarily due to the addition of Sterimedix Acquisition related expenses and Sterimedix general and administrative costs, partially offset by the reduction in expenses associated with the Company’s King of Prussia facility.

Exit costs decreased $64,000 to $0, or 0.0% of net sales, in the third quarter of fiscal 2015, primarily due to the completion of production at the King of Prussia facility in February 2015.

Medical device excise tax increased $43,000 to $126,000, or 0.7 percent of net sales, in the third quarter of fiscal 2015 compared to $83,000, or 0.5 percent of net sales, for the third quarter of fiscal 2014.

Other Income/Expense

 Other expense for the third quarter of fiscal 2015 increased to $38,000, compared to income of $1,000 in the third quarter of fiscal 2014, primarily due to interest on the $2.75 million term loan.  The borrowings under the term loan were used to fund the Sterimedix Acquisition.

Operating Income, Income Taxes and Net Income

Operating income for the third quarter of fiscal 2015 increased $358,000 to $1.8 million, as compared to the comparable 2014 fiscal period. The increase in operating income was primarily the result of a 20.1 percent increase in sales, partially offset by a 28.3 percent increase in cost of sales, resulting in a $1.2 million increase in gross profit.  The increase in gross profit was augmented by a 23.9 percent decrease in R&D expenses and a $64,000 decrease in exit costs, partially offset by a 28.9 percent increase in general and administrative expenses and a 12.0 percent increase in sales and marketing expenses.

Page | 25

Index
The Company recorded a $502,000 tax provision on pre-tax income of $1.7 million, a 29.0 percent tax provision, in the quarter ended April 30, 2015.  The decrease in the effective tax rate for the quarter was primarily due to the distribution of income between domestic and foreign tax jurisdictions.  The Company recorded a $469,000 tax provision on pre-tax income of $1.4 million, a 33.2 percent tax provision, in the quarter ended April 30, 2014.

Net income increased by $286,000 to $1.2 million for the third quarter of fiscal 2015 from $943,000 in net income for the same period in fiscal 2014. The increase in net income was primarily from the increase in operating income discussed above.  Basic and diluted earnings per share for the third quarter of fiscal 2015 were $0.05 as compared to $0.04 in the third quarter of fiscal 2014.  Basic weighted average shares outstanding increased from 25,331,925 during the quarter ended April 30, 2014, to 25,371,764 at during the quarter ended April 30, 2015.

Nine-Month Period Ended April 30, 2015, Compared to Nine-Month Period Ended April 30, 2014

Results Overview

During the first nine months ended April 30, 2015, the Company recorded net sales of $54.2 million, which generated $29.0 million in gross profit, operating income of $4.1 million and net income of approximately $2.9 million, or $0.12 earnings per share.

Net Sales

The following table presents net sales under the new sales presentation by market (dollars in thousands):

	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014	Increase (Decrease)
Ophthalmic (1)	$30,646	$26,873	14.0%
Neurosurgery (2)	22,675	19,522	16.2%
Other (3)	890	366	143.2%
Total	$54,211	$46,761	15.9%

(1)	Net sales from Ophthalmic represent all sales of ophthalmic devices from direct sales representatives, distribution partners and OEMs. Recognition of deferred revenue of $966,000 from Alcon, Inc. is included in this category for the nine months ended April 30, 2015 and 2014, respectively.
(2)	Net sales from Neurosurgery represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain neurosurgery disposables sold through distribution. Many of the products we sell to our neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.
(3)	Other net sales represent all sales of aesthetic devices and other miscellaneous revenues.

Ophthalmic sales increased 14.0 percent in the first nine months of fiscal 2015, compared to the first nine months of fiscal 2014. Domestic ophthalmic sales remained flat in the first nine months of fiscal 2015, primarily due to the decreased sales of base business capital equipment and disposables, partially offset by increased sales of procedural kits (including $966,000 of deferred revenue recognized).  International ophthalmic sales increased 32.5 percent in the first nine months of fiscal 2015, primarily due to the addition of Sterimedix sales from December 10, 2014 through April 30, 2015 partially offset by a 1.7 percent decrease in international ophthalmology direct and distributor sales, primarily due to the impacts of the change in foreign currency exchange rates compared to the prior year.

Neurosurgery sales increased $3.2 million in the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014. Total neurosurgery sales rose 16.2 percent to $22.7 million in the first nine months of fiscal 2015, compared to $19.5 million in the first nine months of fiscal 2014. The increase in neurosurgery sales benefited from strong volumes of disposable products and generators sold to Codman and Stryker.  Other sales increased $524,000 in the first nine months of fiscal 2015, or 143.2 percent, compared to the first nine months of fiscal 2014, primarily due to the addition of Sterimedix aesthetics sales from December 10, 2014 through April 30, 2015.

Page | 26

Index
Currently, disposable product sales account for approximately 87.6 percent of our total product sales. Overall sales of our disposable products grew $6.7 million, or 16.1 percent, in the first nine months of fiscal 2015, as compared to the comparable period of fiscal 2014. Sales of capital equipment increased by approximately $736,000, or 14.7 percent, in the first nine months of fiscal 2015 as compared to the comparable period of fiscal 2014.

The following table presents domestic and international net sales (dollars in thousands):

	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014	Increase (Decrease)
Domestic	$38,240	$35,025	9.2%
International	15,971	11,736	36.1%
Total	$54,211	$46,761	15.9%

Domestic sales increased 9.2 percent in the first nine months of fiscal 2015 due to the 16.2 percent increase in neurosurgery sales which are recorded as domestic sales.  International sales increased 36.1 percent in the first nine months of fiscal 2015 primarily due to addition of Sterimedix sales from December 10, 2014 through April 30, 2015, partially offset by a 1.7 percent decrease in international ophthalmology sales.

Gross Profit

Gross profit as a percentage of net sales was 53.4 percent in the first nine months of fiscal 2015 compared to 56.1 percent for the same period in fiscal 2014.  Gross profit as a percentage of net sales for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 decreased 2.7 percentage points primarily due to many factors of which the largest contributors were:  the margins associated with the final production at our King of Prussia facility, the impacts of the change in foreign currency exchange rates compared to the prior year; the final costs associated with the upgrade of the VersaVITTM vitrectomy machine to the version 2.0; and the inventory purchase price accounting adjustment in connection with the Sterimedix Acquisition.

Operating Expenses (dollars in thousands)

	Nine Months Ended April 30, 2015		Nine Months Ended April 30, 2014
	Dollars	Percent of Sales	Dollars	Percent of Sales
Research & Development expenses	$3,218	5.9%	$4,012	8.6%
Sales & Marketing expenses	11,203	20.7%	10,655	22.8%
General & Administrative expenses	9,325	17.2%	8,240	17.6%
Exit Costs	719	1.3%	578	1.2%
Medical Device Excise Tax	370	0.7%	323	0.7%

R&D as a percentage of net sales was 5.9 percent and 8.6 percent for the first nine months of fiscal 2015 and 2014, respectively.   R&D costs decreased $794,000 in the first nine months of fiscal 2015 compared to the same period in fiscal 2014.  The Company’s pipeline included approximately 21 active projects in various stages of completion as of April 30, 2015.

Sales and marketing expenses increased $548,000 to approximately $11.2 million, or 20.7 percent of net sales, for the first nine months of fiscal 2015 compared to $10.7 million, or 22.8 percent of net sales, for the first nine months of fiscal 2014.  These increases were primarily due to the expenses associated with the upgrade of the VersaVITTM vitrectomy machine to version 2.0 and the addition of Sterimedix sales and marketing expenses.

Page | 27

Index
General and administrative expenses increased by approximately $1.1 million to $9.3 million, or 17.2 percent of net sales, in the first nine months of fiscal 2015 compared to $8.2 million, or 17.6 percent of net sales, for the first nine months of fiscal 2014.  These increases were primarily due to the addition of Sterimedix Acquisition related expenses and Sterimedix general and administrative costs, partially offset by the reduction in expenses associated with the Company’s King of Prussia facility.

Exit costs increased $141,000 to $719,000, or 1.3 percent of net sales, in the first nine months of fiscal 2015 compared to $578,000, or 1.2 percent of net sales in the first nine months of fiscal 2014, primarily due to the expenses associated with the final production at the King of Prussia facility consisting of severance costs, inventory write-down and preparation costs of the Company’s O’Fallon, Missouri facility.

Medical device excise tax increased $47,000 to $370,000, or 0.7 percent of net sales, in the first nine months of fiscal 2015 compared to $323,000, or 0.7 percent of net sales, for the first nine months of fiscal 2014.

Other Income/Expense

Other expense for the first nine months of fiscal 2015 increased to $50,000, compared to income of $7,000 in the first nine months of fiscal 2014, primarily due to the interest on the $2.75 million term loan.  The borrowings under the term loan were used to fund the Sterimedix Acquisition.

Operating Income, Income Taxes and Net Income

Operating income for the first nine months of fiscal 2015 increased $1.7 million to $4.1 million, as compared to the comparable 2014 fiscal period. The increase in operating income was primarily the result of a 15.9 percent increase in sales, partially offset by a 23.0 percent increase in cost of sales, resulting in a $2.7 million increase in gross profit.  The increase in gross profit was augmented by a 19.8 percent decrease in R&D and was partially offset by a 24.4 percent increase in exit costs, a 14.6 percent increase in medical device excise tax, a 13.2 percent increase in general and administrative expenses and a 5.1 percent increase in sales and marketing expenses.

The Company recorded a $1.1 million tax provision on pre-tax income of $4.1 million, a 27.6 percent tax provision, in the first nine months ended April 30, 2015.  The decrease in the effective tax rate for the first nine months of fiscal 2015 was primarily due to the re-enactment of the Research and Experimentation credit in December 2014 and to the distribution of income between domestic and foreign tax jurisdictions.  The Company recorded a $781,000 tax provision on pre-tax income of $2.4 million, a 32.1 percent tax provision, in the first nine months ended April 30, 2014.

Net income increased by $1.3 million to $2.9 million for the first nine months of fiscal 2015 from $1.7 million for the same period in fiscal 2014. The increase in net income was primarily from the increase in operating income discussed above.  Basic and diluted earnings per share for the first nine months of fiscal 2015 were $0.12 as compared to $0.07 in the first nine months of fiscal 2014.  Basic weighted average shares outstanding increased from 25,311,641 during the quarter ended April 30, 2014, to 25,358,631 during the quarter ended April 30, 2015.

Liquidity and Capital Resources

The Company had approximately $10.4 million in cash and $2.6 million in interest-bearing debt as of April 30, 2015.

Working capital, including the management of inventory and accounts receivable, is a key management focus. At April 30, 2015, the Company had an average of 70 days of sales outstanding utilizing the trailing 12 months’ sales for the period ended April 30, 2015. The 70 days of sales outstanding at April 30, 2015, was 12 days favorable when compared to July 31, 2014, and 17 days favorable when compared to April 30, 2014, utilizing the trailing 12 months of sales.

At April 30, 2015, the Company had 183 days of average cost of sales in inventory on hand utilizing the trailing 12 months’ cost of sales for the period ended April 30, 2015.  The 183 days of cost of sales in inventory was favorable to July 31, 2014, by 11 days and 17 days favorable to April 30, 2014, utilizing the trailing 12 months of cost of sales. The Company had invested $3.7 million in inventory for new products and new product launches at April 30, 2015.  In addition, the Company had $3.5 million in backlog as of April 30, 2015.

Page | 28

Index
Cash flows provided by operating activities were $6.8 million for the nine months ended April 30, 2015, compared to cash flows provided by operating activities of $1.4 million for the comparable fiscal 2014 period. The increase in cash flows of $5.4 million was primarily attributable to the increase in accounts payable and accrued expenses of $2.2 million, the decrease in accounts receivable of $1.9 million, an increase in net income of $1.3 million, the decrease in inventory of $499,000, the decrease in income taxes payable of $402,000 and various other adjustments to reconcile net income to cash provided of $971,000; partially offset by a $1.9 million increase in deferred taxes.

Cash flows used by investing activities were $14.2 million for the nine months ended April 30, 2015, compared to $1.0 million of cash used by investing activities for the comparable fiscal 2014 period. During the nine months ended April 30, 2015, the Company expended $13.2 million on the Sterimedix Acquisition.  During the nine months ended April 30, 2015, cash additions to property and equipment were $821,000, compared to $800,000 during the nine months ended April 30, 2014.  During the nine months ended April 30, 2015, cash additions to patents and other intangibles were $167,000, compared to $229,000 during the nine months ended April 30, 2014.

Cash flows provided by financing activities for the nine months ended April 30, 2015 were $2.6 million compared to $61,000 for the nine months ended April 30, 2014.  The increase in cash flows provided by financing activities was due primarily to the $2.75 million borrowed under the Company’s term loan facility.

The Company had the following committed financing arrangements as of April 30, 2015:

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million.  There were no borrowings under this facility at April 30, 2015.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million.  There were no borrowings under this facility at April 30, 2015.

Term Loan Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $13.0 million with $6.5 million restricted for earn-out payments required under the Sterimedix Acquisition Agreement. There was $2.6 million borrowed under this facility at April 30, 2015.  The advances under the term loan are amortized quarterly over five years.

These facilities bear interest based on either the one-, two- or three-month LIBOR plus 1.75 percent and adjusting each quarter based upon our total debt EBITDA.  As of April 30, 2015, interest under the facilities was 1.92 percent.  The unused portion of the facilities is charged at a rate of 0.20 percent.  The termination date of the facilities is February 28, 2018.  The facilities are collateralized by substantially all of the Company’s assets

These facilities have two financial covenants: a maximum total debt to EBITDA ratio of 2.25 times and a minimum fixed charge coverage ratio of 1.25 times. As of April 30, 2015, the total debt to EBITDA ratio was 0.30 times and the fixed charge coverage ratio was 11.7 times. The facility restricts the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Page | 29

Index
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

Critical Accounting Policies

The Company’s significant accounting policies which require management’s judgment are disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.  In the first nine months of fiscal 2015, there were no changes to the significant accounting policies.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $10.4 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 30 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 15 basis points would decrease the amount of interest income from these funds by approximately $16,000 on an annual basis.

The Company currently has a revolving credit facility, an equipment line of credit facility and a term loan facility in place. The revolving credit facility and the equipment line of credit facility had no outstanding balance at April 30, 2015.  However, the term loan facility had a $2.6 million balance at April 30, 2015. All three facilities bear interest at a current rate of LIBOR plus 1.75 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. An increase in the interest on the aggregate borrowings of $2.6 million of 50 basis points would increase the amount of interest expense on these funds by approximately $13,000 on an annual basis.  The Company does not perform any interest rate hedging activities related to these three facilities.

Page | 30

Index
Additionally, the Company has exposure to non-U.S. currency fluctuations through export sales to international accounts and direct sales from our foreign subsidiaries. Approximately 15.7 percent of our sales revenue is denominated in non-U.S. currencies.  In a period during which the U.S. dollar is strengthening or weakening as compared to other currencies, our revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a lower or higher value than they would be in an otherwise constant currency exchange rate environment. The Company does not conduct any hedging activities related to non-U.S. currency.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2015, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1 — Legal Proceedings

From time to time, we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.  If a loss is not probable, a liability is not recorded.  As of April 30, 2015, the Company has no litigation reserve recorded.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Page | 31

Index
Item 4 — Mine Safety Disclosures

Not applicable

Item 5 — Other Information

(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.

Item 6 — Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Page | 32

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGETICS USA, INC.
(Registrant)

June 9, 2015	/s/ David M. Hable
David M. Hable, President and Chief Executive Officer (Principal Executive Officer)

June 9, 2015	/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Principal Accounting Officer)

Page | 33