Form 10-K
period 2015-07-31
SYNERGETICS USA INC
filed 2015-10-14
CIK 836429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2015 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported by The Nasdaq Stock Market as of January 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $100,450,457.

At October 13, 2015, there were 25,626,134 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K.

SYNERGETICS USA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2015

SYNERGETICS USA, INC.

PART I

Item 1.	Business

Overview

Synergetics USA, Inc. (“Synergetics USA” or “the Company”) is a leading supplier of precision surgical devices.  The Company’s primary focus is on the surgical disciplines of ophthalmology and neurosurgery. Our distribution channels include a combination of direct and independent distributor sales organizations, both domestically and internationally, and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered disposable and reusable devices, surgical equipment, surgical procedural kits and the delivery of various energy modalities for the performance of surgery, including: (i) laser energy, (ii) ultrasonic energy, (iii) radio frequency energy for electrosurgery and lesion generation and (iv) visible light energy for illumination, and (v) where applicable, simultaneous infusion (irrigation) of fluids into the operative field. Enterprise-wide sales information is included in Note 18 to the audited consolidated financial statements filed as a part of this Annual Report on Form 10-K.

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

Recent Business Developments

We expect that several developments over the past few years will contribute to the growth of our business in the foreseeable future.

On July 9, 2013, the Company announced that it acquired M.I.S.S. Ophthalmics Limited (“M.I.S.S.”), a private ophthalmology distribution company incorporated in England and Wales, for net cash consideration of $2.8 million.

On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri.  The Company expended approximately $1.4 million, of which $719,000 and $682,000 was expended during fiscal 2015 and 2014, respectively.  We concluded manufacturing at the facility in February 2015.  The Company expects to reduce operating expenses by more than $1.1 million annually, beginning in fiscal 2016 as a result of the closure.

On May 3, 2014, the Company acquired a private, original equipment manufacturing (“OEM”) company incorporated in the United States for net cash consideration of $1.4 million.

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

On June 9, 2014, the Company announced the targeted launch of the next generation vitrectomy system, VersaVIT 2.0TM, in the second-half of June 2014.  VersaVIT 2.0TM offers an improvement over the first generation system by providing high speed cutting in combination with active duty cycle control. Combined, both high speed cutting and duty cycle control provide surgeons with a more efficient way to remove vitreous while simultaneously increasing safety by decreasing traction on retinal tissues when shaving along the base of the retina. Additional features of the VersaVIT 2.0™ system and accessories include LED illumination, pressurized infusion and a silicone oil collection chamber.

On December 10, 2014, the Company acquired Sterimedix Limited (“Sterimedix”), a private manufacturing company incorporated in England and Wales, for net cash consideration of $13.2 million (the “Sterimedix Acquisition”).  Sterimedix manufactures and supplies cannulas for ophthalmic and non-surgical aesthetics procedures.  Sterimedix generated total revenue of approximately $7.9 million during its fiscal year ended December 31, 2014 and was solidly profitable on an operating basis.  In connection with the Sterimedix Acquisition, the Company and Sterimedix entered into the Stock Purchase Agreement, dated December 10, 2014 (the “Sterimedix Acquisition Agreement”).  In addition to the cash consideration, the Sterimedix Acquisition Agreement provides for potential gross profit margin earn-outs through December 31, 2017.

Pursuant to the Sterimedix Acquisition Agreement, the Company has agreed not to transfer the Sterimedix shares for a period of one year and has also agreed after the one-year period, (i) to negotiate in good faith the assumption of the earn-out payments with the proposed transferee; (ii) at the discretion of the Company, to make modified earn-out payments to the former Sterimedix owners as set forth  in the Sterimedix Acquisition Agreement and transfer certain Sterimedix assets to the former owners upon arms’ length negotiations; or (iii) if option (i) does not occur and option (ii) is not exercised, to remain obligated to pay the earn-out payments.

On December 16, 2014, the Company executed an amendment to the agreements with DePuy Synthes Products, LLC, successor to Codman & Shurtleff, Inc. (“Codman”), effective as of December 9, 2014.  This amendment extends the terms of the agreements until December 31, 2015.  All other provisions of such agreements remain unchanged.

On December 16, 2014, the Company entered into a restated loan and security agreement to secure an additional $13.0 million term loan facility to finance the earn-out payments due under the Sterimedix Acquisition Agreement and to provide additional sources of financing for the Company.

On July 16, 2015, the Company executed an early renewal of the supply agreement with Stryker Corporation (“Stryker”).  The supply agreement calls for the Company to supply Stryker with disposable ultrasonic aspirator instrument tips and certain other consumable products used in conjunction with Stryker’s ultrasonic aspirator console and handpieces through March 31, 2019.

Recent Transaction

On September 1, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valeant Pharmaceuticals International (“Valeant”) and Blue Subsidiary Corp., a wholly owned subsidiary of Valeant (“Merger Sub”), pursuant to which, among other things, on September 16, 2015, Merger Sub commenced a tender offer (the “Offer”) for all of the outstanding shares of common stock of the Company at the following price, each without interest thereon and subject to any applicable tax withholding: (i) $6.50 per share, net to the holder in cash (the “Cash Consideration”), plus (ii) one non-transferable contractual contingent value right per share (each, a “CVR”), which represents the right to receive up to two contingent payments (the “Contingent Consideration Payments”), if any, of up to $1.00 in the aggregate net to the holder in cash (together, the “Offer Price”) upon the achievement of certain specified milestones within an agreed upon time period, at the times and upon the terms and subject to the conditions set forth in the Contingent Value Rights Agreement described below.

As soon as commercially practicable following the completion of the Offer and satisfaction or waiver of the remaining applicable conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Valeant (the “Surviving Corporation”). The Merger will be governed by Section 251(h) of the Delaware General Corporation Law (the “DGCL”) and effected without a vote of the Company’s stockholders. At the effective time of the Merger (the “Effective Time”), each share of common stock issued and outstanding immediately prior to the Effective Time (other than any shares held in the treasury of the Company, shares owned by Merger Sub, Valeant or any direct or indirect wholly owned subsidiary of Valeant, which will be canceled without any conversion thereof and no payment or distribution will be made with respect thereto, and shares of common stock owned by stockholders who have properly exercised any available rights of appraisal under Section 262 of the DGCL), if any, will be canceled and will be converted automatically into the right to receive an amount per share equal to the Offer Price (the “Merger Consideration”).

In addition, in connection with the transactions contemplated by the Merger Agreement, each option to purchase shares of common stock and each share of restricted common stock (“Restricted Share”) that is outstanding immediately prior to the effective time of the Merger will become fully vested as of the Effective Time. At the Effective Time, all outstanding options will be cancelled, and the holders of such options will receive at, or as soon as practicable following, the effective time of the Merger, the following: (i) an amount of cash equal to (A) the total number of shares of common stock subject to the option multiplied by (B) the excess, if any, of (x) the Cash Consideration over (y) the applicable per-share exercise price of such option, and (ii) one CVR for each share of common stock underlying such option, in each case without interest and subject to any applicable tax withholding. At the Effective Time, all outstanding Restricted Shares will be cancelled, and the holders of such Restricted Shares will receive at, or as soon as practicable following, the Effective Time, the following: (i) an amount of cash equal to the Cash Consideration for each Restricted Share held by such holder, and (ii) one CVR for each Restricted Share held by such holder, in each case without interest and subject to any applicable tax withholding.

The Merger Agreement includes customary representations, warranties and covenants by the respective parties. The Company has agreed to operate its business in the ordinary course of business and is subject to customary operating restrictions, until the earlier of the termination of the Merger Agreement or the consummation of the Merger as more fully set forth in the Merger Agreement. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company, subject to certain exceptions for the Company in connection with the exercise of the fiduciary duties of the Board of Directors of the Company. The Merger Agreement includes certain termination provisions for both the Company and Valeant and provides that, in connection with the termination of the Merger Agreement under certain specified circumstances, the Company may be required to pay Valeant a termination fee of $6.2 million.

Consummation of the Offer is subject to customary closing conditions, each as more fully described in the Merger Agreement. In addition, it is also a condition to the consummation of the Offer that the number of shares of common stock validly tendered and not withdrawn pursuant to the Offer, together with the shares of common stock, if any, then owned by Valeant, Merger Sub or any of their respective subsidiaries, constitutes at least a majority of the total number of outstanding shares of common stock on a fully diluted basis (which assumes conversion or exercise of all derivative securities regardless of the conversion or exercise price, the vesting schedule or other terms and conditions thereof) as of the expiration date of the Offer. Neither the Offer nor the Merger is subject to a financing condition.

In connection with the Offer, Valeant has entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with American Stock Transfer & Trust Company, LLC, as rights agent, governing the terms and conditions of the Contingent Consideration Payments. Each CVR represents the right to receive contingent payments of up to $1.00 in cash in the aggregate, without interest thereon and less any applicable withholding taxes, if the following milestones (the “Contingent Consideration Milestones”) are achieved: (i) $0.50 per share in cash payable upon sales of the Surviving Corporation’s Ophthalmology Products (as defined in the CVR Agreement) achieving $55.0 million during any period of four consecutive calendar quarters during the period starting on the first day of the first calendar quarter following the Effective Time through June 30, 2018 (the “Milestone Achievement Period”); and (ii) $0.50 per share in cash payable upon sales of the Surviving Corporation’s Ophthalmology Products achieving $65.0 million over any period of four consecutive calendar quarters during the Milestone Achievement Period (the “Milestone 2 Target”). If the Milestone 2 Target is not achieved during the Milestone Achievement Period and net sales of Surviving Corporation’s Ophthalmology Products during the four calendar quarter period ending on June 30, 2018 are more than $55.0 million but less than $65.0 million, then Parent will pay an amount equal to (a) (i) net sales during the four calendar quarter period ending June 30, 2018, minus $55.0 million, divided by (ii) $10.0 million, multiplied by (b) $0.50. The CVRs are a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. Revenues from sales of Ophthalmology Products were $39.2 million for the fiscal year ended July 31, 2015.

The Offer is initially scheduled to expire at 11:59 p.m., New York City time, on October 14, 2015, subject to extension in certain circumstances as required or permitted by the Merger Agreement, the SEC or applicable law.

Summary of Financial Information

The following tables present net sales by category and our results of operations (dollars in thousands):

NET SALES BY CATEGORY

	Fiscal Year Ended July 31,
	2015	Mix	2014	Mix

Ophthalmic(1)	$41,976	56.0%	$37,433	57.8%
Neurosurgery(2)	31,694	42.2%	26,844	41.4%
Other (3)	1,349	1.8%	492	0.8%
Total	$75,019	100.0%	$64,769	100.0%

(1)	Net sales from Ophthalmic represent all sales of ophthalmic devices from direct sales representatives, distribution partners and OEMs. Recognition of deferred revenue of $1.3 million from Alcon, Inc. (“Alcon”) is included in this category for the fiscal years ended July 31, 2015 and 2014, respectively.
(2)	Net sales from Neurosurgery represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain neurosurgery disposables sold through distribution. Many of the products we sell to our neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.
(3)	Other net sales represent all sales of aesthetic devices and other miscellaneous revenues.

The increase in sales during fiscal 2015 compared with fiscal 2014 was primarily due to a $4.8 million increase in neurosurgery sales, a $4.5 million increase in ophthalmic sales and a $0.9 million increase in other sales.  Currently, disposable product sales account for approximately 87.1 percent of our total product sales.  Overall sales of our disposable products grew $9.0 million, or 15.6 percent, in fiscal 2015 as compared to fiscal 2014. Sales of capital equipment increased by approximately $1.3 million, or 17.5 percent, in fiscal 2015 as compared to fiscal 2014.

Information with respect to the breakdown of revenue for domestic and international sales is included in Note 18 to the audited consolidated financial statements filed as part of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
(dollars in thousands)
	Fiscal Year Ended July 31,
			Increase
	2015	2014	(Decrease)
Net Sales	$75,019	$64,769	15.8%
Gross Profit	40,217	36,229	11.0%
Gross Profit Margin %	53.6%	55.9%	(4.1%)
Commercial Expenses
Research and Development	4,261	5,158	(17.4%)
Sales and Marketing	15,367	14,360	7.0%
General and Administrative	13,293	10,962	21.3%
Exit costs	719	682	5.4%
Medical Device Excise Tax	487	486	0.2%
Operating Income	6,090	4,581	32.9%
Operating Margin	8.1%	7.1%	14.1%
EBITDA(1)	8,954	6,629	35.1%
Net Income	4,478	3,063	46.1%
Earnings per share	0.18	0.12	50.0%
Operating Return on Average Equity (1)	6.7%	4.9%	36.7%
Operating Return on Average Assets (1)	5.1%	3.7%	37.8%

(1)	EBITDA, operating return on average equity and operating return on average assets are not financial measures recognized by U.S. generally accepted accounting principles (“GAAP”). EBITDA is defined as net income before interest expense, income taxes, depreciation and amortization. Operating return on average equity is defined as net income divided by average equity. Operating return on average assets is defined as net income plus interest expense divided by average assets. See disclosure following regarding the use of non-GAAP financial measures.

	Fiscal Year Ended July 31, (dollars in thousands)
EBITDA Calculation:	2015	2014
Net Income	$4,478	$3,063
Interest Expense	82	19
Income Taxes	1,541	1,498
Depreciation	1,621	1,173
Amortization	1,232	876
EBITDA	$8,954	$6,629
Operating Return on Average Equity Calculation:
Net Income	$4,478	$3,063
Average Equity
July 31, 2015	$68,442
July 31, 2014	64,424	$64,424
July 31, 2013		60,152
Average Equity	$66,433	$62,288
Operating Return on Average Equity	6.7%	4.9%
Operating Return on Average Assets Calculation:
Net Income	$4,478	$3,063
Interest Expense	82	19
Net Income + Interest Expense	$4,560	$3,082
Average Assets:
July 31, 2015	$95,621
July 31, 2014	84,715	$84,715
July 31, 2013		82,693
Average Assets	$90,168	$83,704
Operating Return on Average Assets:	5.1%	3.7%

Non-GAAP Financial Measures

We measure our performance primarily through our operating profit.  In addition to our audited consolidated financial statements presented in accordance with GAAP, management uses certain non-GAAP measures, including EBITDA, operating return on average equity and operating return on average assets to measure our operating performance.  We provide a definition of the components of these measurements and reconciliation to the most directly comparable GAAP financial measure.

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

Our Business Strategy

The Company’s strategy is to enhance shareholder value through profitable revenue growth in targeted segments of the ophthalmology and neurosurgery markets. This is accomplished through the identification and development of reusable and disposable devices in collaboration with leading surgeons and OEM partners. We are committed to establishing a strong operational infrastructure and financial foundation within which growth opportunities can be prudently evaluated, financed and pursued. We will remain vigilant and sensitive to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. In fiscal 2016 and beyond, our strategic priorities are to drive accelerating growth in the ophthalmology business, deliver improved profitability through our enterprise-wide continuous improvement initiatives, manage our neurosurgery and other OEM businesses for stable growth and strong cash flows, demonstrate consistent, solid financial performance and continued growth through strategic acquisitions.

Drive Accelerating Growth in our Ophthalmology Business

We are focused on expanding our product platform into larger and faster-growing segments of the vitreoretinal device market. Thus, we have focused our internal research and development (“R&D”) efforts on developing innovative technologies that will enable the Company to enhance its value to the vitreoretinal community. We are implementing several focused initiatives to leverage our recent introduction of VersaVIT 2.0TM and other new products to capitalize on the current macroeconomic environment. In addition, we are also seeking business development opportunities to augment and complement our existing ophthalmic franchise.  Finally, we are improving our sales force productivity. For example, in the U.S., we are focused on enhancing our compensation programs to target the appropriate mix of product. Also, we are focused on the rigorous enhancement of our sales force capabilities through enhanced training and customer relationship management. In the international markets, we are working to optimize our sales capabilities and distribution infrastructure.  Our recent acquisition of M.I.S.S. demonstrates our commitment to enhancing our international distribution infrastructure.

Deliver Improved Profitability through our Enterprise-Wide Continuous Improvement Initiatives

We have developed comprehensive enterprise-wide continuous improvement initiatives aimed at creating a more efficient operating platform. We implemented our Enterprise Resource Planning (“ERP”) system in August 2011 which brought us accurate, timely information to more effectively manage our cost savings initiatives.  Prior to fiscal 2015, we believe we have taken over $3.1 million out of our cost basis since we implemented our cost savings efforts.  Through reducing our scrap, using our labor force more efficiently and concentrating our efforts on less costly components, we believe we have saved another $1.0 million in expenses in fiscal 2015.  Also, in February 2015, we completed our efforts to consolidate our manufacturing operations in O’Fallon, Missouri.  We believe these efforts will result in more than $1.1 million in operating savings on an annualized basis beginning in fiscal 2016.

Manage our Neurosurgery and OEM Businesses for Stable Growth and Strong Cash Flows

We have long-term relationships established with our two largest OEM partners, Codman and Stryker. These relationships provide our products with high visibility in the neurosurgery and pain control markets. We provide best-in-class technologies with our electrosurgical generators and disposable bipolar forceps distributed by Codman and our multi-channel ablation generator and ultrasonic aspirator disposables distributed by Stryker. We are working with both of these OEM partners to provide product line iterations to maintain their technological advantages. We also work with a select number of other potential OEM customers to develop relationships to support our strategic goal.

Demonstrate Consistent, Solid Financial Performance

In the short and long-term, we expect to grow our revenues and increase our profitability. We also will enhance our working capital by employing both our enterprise-wide continuous improvement initiatives and our ERP system to derive more free cash flow from the business. We will prudently manage our capital structure to allow for additional growth opportunities and optimal cash deployment.

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

The Company has historically invested in specific R&D projects.  In fiscal 2015, we spent approximately 80 percent of our R&D expenditures on ophthalmic opportunities and 20 percent on neurosurgery and other OEM opportunities.

	Fiscal Year Ended July 31,
	2015	2014	2013
R&D expenditures (in thousands)	$4,261	$5,158	$3,643
Percentage of net sales	5.7%	8.0%	5.8%

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

At July 31, 2015, the Company’s development pipeline included 23 active projects in various stages of completion.  The Company completed its most recent top priority ophthalmology R&D project when it introduced the enhanced VersaVIT 2.0TM vitrectomy machine for use in vitreoretinal procedures at the end of fiscal 2014. The launch of this product strengthens the Company’s position in the estimated annual $462 million vitrectomy machine and $299 million related procedural pack markets. We have begun development work on several of the larger active projects in the pipeline, which we believe will drive future growth in both our ophthalmic and neurosurgery businesses.  In fiscal 2016, our key objective is to continue to commercialize VersaVIT 2.0TM globally.

The Company expects to invest in R&D at a rate of approximately 6 to 8 percent of net sales each fiscal year.  The majority of our R&D is conducted internally.  In fiscal 2016, we expect to fund all of our R&D projects with current assets and cash flows from operations.  We continuously review our R&D initiatives to ensure they remain consistent with and supportive of our strategic growth initiatives.

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

Based upon a study performed by Market Scope LLC (“Market Scope”), dated March 2015, there are 2,252 practicing retinal specialists in the United States and an additional 8,889 throughout the rest of the world. It is estimated that approximately 345,000 vitrectomies will be performed in the United States, and 1.527 million total vitrectomies will be performed throughout the world in 2015.  Market Scope estimates that these procedures are growing 3.2 percent annually.

Our business continues to grow and evolve as market conditions change. Due to the changing needs of the retina community, the Company designed an enhanced version of VersaVIT 2.0TM vitrectomy machine and vitrectomy packs to provide surgeons with a vitrectomy platform that is efficient, versatile, portable, space-saving and cost effective.  The Company will continue to focus on market needs and market changes to provide surgeons with products that meet their needs.

The global market for ophthalmic surgical instruments is estimated to be approximately $1.03 billion in 2015.  It is estimated that approximately 37.6 million ophthalmic surgeries will be performed throughout the world in 2015.  Market Scope estimates that these procedures are growing at a compound annual growth rate of approximately 4.0 percent.  Sterimedix participates in a portion of the disposable instrument segment of the approximately $367 million ophthalmic surgical instruments market.  Market Scope estimates that the market for disposable instruments is growing at a compound annual growth rate of 7.1 percent.  This growth is fueled by the 4 percent increase in global ophthalmic surgery and the growing popularity of micro-incision surgery which creates additional opportunities in this market segment.

Marketing and Sales Force

In the United States, we have assembled a direct, dedicated sales organization, consisting of 21 sales representatives, nine field sales management/support persons and nine marketing professionals. In fiscal 2015, we expanded our marketing team by one to enhance our global marketing efforts.  Our team sells vitreoretinal surgical products directly to end-users at hospitals, ambulatory surgery centers and surgeon offices throughout the country. We offer over approximately 1,000 separate catalogue items in the vitreoretinal surgical market, of which approximately 60% are manufactured by or for Synergetics.  Our vitreoretinal products include a vitrectomy system under the VersaVIT 2.0TM brand, procedural packs under VersaPACKTM and Core EssentialsTM brands, fiberoptic endoilluminators and endolaser probes, a variety of disposable and reusable devices designed for intraocular manipulation of tissues, illumination equipment under the PhotonTM brand, laser equipment for the United States market under Ellex’s SolitaireTM brand, Volk’s line of ophthalmic lenses, Labtician’s scleral buckles and other miscellaneous products.

Internationally, we utilize a hybrid sales network comprised of direct and distributor sales. We have distribution agreements with independent representatives to sell and distribute our ophthalmic surgical products. On July 8, 2013, we acquired our United Kingdom distributor, M.I.S.S., which added five international employees.  At July 31, 2015, we had 17 international direct sales and distribution employees and were represented by over 80 non-U.S. distributors and independent sales representatives. Our vitreoretinal surgical products are offered for sale in approximately 60 countries outside the United States. The terms of sale to our non-U.S. distributors and our non-U.S. end-user customers do not differ materially from those to our domestic end-user customers. Selling prices are established based upon each country’s competitive pricing environment.

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

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been marketed for over 30 years through a series of distribution agreements with Codman. On April 2, 2009, the Company executed a new, three-year distribution agreement (effective January 1, 2009) with Codman for the continued distribution by Codman of the fourth generation electrosurgical generator, certain other electrosurgery generators, related disposables and accessories. In addition, the Company entered into a three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement. In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the electrosurgical generators and related disposables and accessories in the fields of neurocranial and neurospinal surgery.  On December 16, 2014, the Company executed an amendment to the agreements, effective as of December 9, 2014.  This amendment extends the terms of the agreements until December 31, 2015.  All other provisions of such agreements remain unchanged.

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

The Codman relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes. Sales to Codman in the fiscal year ended July 31, 2015 comprised 23.1 percent of the Company’s net sales.

The Company supplies a multi-channel ablation generator used for minimally invasive pain control treatment to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004, as amended.  The agreement expired on June 30, 2015.  The agreement covered the manufacture and supply of the multi-channel ablation generator unit together with certain accessories. The pain control generator can be utilized for facet denervation, rhizotomy, percutaneous cordotomy, dorsal root entry zone lesions, peripheral neuralgia, trigeminal neuralgia and ramus communications. Pain relief is achieved by the controlled heating of the area surrounding the electrode tip. A thermosensor in the probe is used to control tissue temperature. Impedance values are displayed for the user to guard against unsafe conditions. The system provides an electrical stimulator for nerve localization and various coagulating outputs that are selectable based on the procedures undertaken. The pain control generator is designed to produce a bipolar output to minimize current spread, although it can be operated in a monopolar mode as well. The agreement also provided Stryker the right of first refusal for the distribution of other products for use in the field of percutaneous treatment of pain or for use in other fields in conjunction with a generator product having the same features and technical specifications as the products distributed under this agreement.  We will continue to supply Stryker with pain control generators in accordance with their approved and our accepted purchase orders.

On March 31, 2010, the Company entered into a supply agreement with Stryker pursuant to which the Company agreed to supply Stryker with disposable ultrasonic aspirator instrument tips and certain other consumable products used in conjunction with Stryker’s ultrasonic aspirator console and handpieces.  On July 16, 2015, the Company executed an early renewal of the supply agreement with Stryker Corporation.  The agreement expires on March 31, 2019, subject to extension.

The Stryker relationship has been proceeding well and is meeting the Company’s expectations for unit and dollar sales volumes. Sales to Stryker in the fiscal year ended July 31, 2015 comprised 18.0 percent of the Company’s net sales.

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

Operations

Manufacturing and Supplies

We design, manufacture and assemble the majority of our ophthalmic and direct neurosurgical products and certain OEM products in our facility in O’Fallon, Missouri.  The SolitaireTM laser and the Volk lenses are purchased by the Company from their respective manufacturers.  Our products are assembled from raw materials and components supplied to us by third parties.  Most of the raw materials and components we use in the manufacture of our products are available from more than one supplier.  For some components, there are relatively few alternate sources of supply.  For a portion of our disposable product line and for several key components of our PhotonTM light sources, our VersaVIT 2.0TM vitrectomy system and our electrosurgical generators, we rely upon single source suppliers or contract manufacturers.

During the fiscal year ended July 31, 2015, we continued our improvement journey and have introduced all of our manufacturing lines to a lean manufacturing methodology.  These manufacturing lines are at varying stages of maturity with respect to implementing the continuous improvement methodology.  In fiscal 2016, we expect to continue the implementation process.  In fiscal 2015, we have been able to increase our sales by approximately 7 percent without a significant increase in the manufacturing footprint.

Government Regulations

Medical devices manufactured by the Company are subject to extensive regulation by governmental authorities, including federal, state and non-U.S. governmental agencies.  The principal regulator in the United States is the U.S. Food and Drug Administration (“FDA”).  The medical device regulatory scheme in the European Union is driven by the Medical Device Directive.

FDA regulations are wide-ranging and govern the development, production and marketing of medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling and promotion of devices, the maintenance and retention of certain records, the tracking of devices in distribution, the reporting of potential product defects and patient incidents, the export of devices and other matters.

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

Medical device regulations also are in effect in many of the countries outside the United States in which our products are sold.  These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications.  The number and scope of these requirements are increasing.  In June 1998, the European Union Medical Device Directives became effective, and all medical devices sold in the European Union must meet the Medical Device Directives standards. The Company sells its products in the European medical device market; as such, we have voluntarily chosen to participate in audits established by the European Union through which we have obtained “CE marking” for many of our products.  The Company is subjected to annual audits at our manufacturing facilities for compliance to the quality system standards established by the International Standards Organization (“ISO”) and Medical Device Directives established by European law.  The Company is certified to ISO 13485:2003, the international standard for quality systems as applied to medical devices.  Failure to correct deficiencies discovered during an audit could result in the removal of the CE mark on our products, which would effectively bar the sale of the Company’s products in the European market.  Such a result would have a significant and material negative impact on the Company and its business.  In addition, there are several countries outside the European Union which require additional complex regulatory clearances.

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

We generally seek patent protection on those technological advancements that are believed to be patentable and are planned or likely to be used in our products or product improvements.  Currently, the Company owns 132 unexpired patents around the world, 40 of which have been issued in the United States.  Our oldest, unexpired patent was issued in the United States approximately 17 years ago, in 1998.  Given the range of ages of the patents in our portfolio, we expect that patent expiration will be a routine event going forward for some time.  We do not believe that the expiration of any one patent, or the expiration over time of each of our currently unexpired patents, will have a material, adverse effect on our business.  Furthermore, we manage our patent portfolio such that we will purge a patent application or an issued patent from our portfolio when we determine that the offensive and defensive value of such patent or application is outweighed by its costs of maintenance.

Through our R&D efforts, we are continually creating new intellectual property, and continue to file patent applications around the world to protect our rights in these developments.  The Company has numerous, pending patent applications in the United States and in other countries.  We believe that these patent applications will mature into issued patents in due course; however, we also know that other legal rights, whether of other inventors or of the public, ultimately may prevent our applications from issuing as patents.

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

Regarding our trademarks, the Company relies on protections from both formal registrations and common law rights.  Trademark registrations owned by the Company or one of its subsidiaries include Synergetics, Malis, the Malis waveform logo, Bident and Barracuda.  Other trademarks used in association with the Company’s products include the diamond logo, Vision for Life, VersaVIT, VersaPACK, Core Essentials, Bullseye, Corona, Diamond Black, DDMS, Directional Laser Probe, Extendable Directional Laser Probe, Inverted Directional Laser Probe, FullView, I-Pack, Kryoptonite, Maxillum, Microfiber, Microserrated, One-Step, Photon, Photon I, Photon II, P1, P2, Pinnacle, Syntrifugal, Apex, Synerport, TruCurve, Vivid, Burst, Lumenator and TruMicro.  All other trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Backlog

As of July 31, 2015, our backlog was approximately $3.2 million, as compared to $2.2 million as of July 31, 2014.  We expect that this backlog will be filled within the current fiscal year.

Employees

On July 31, 2015, we had 418 employees, of which the majority were full-time employees.  As part of our continuous improvement philosophy, we currently utilize temporary staffing agencies to provide us with approximately 15 percent of our manufacturing staff in order to remain flexible.  Including the temporary staff and planned replacements, our head count is approximately 439 employees.   From time to time, we retain temporary employees, part-time employees, engineering consultants, scientists and other consultants.  All full-time employees are eligible to participate in our health benefit plan.  None of our employees are represented by a union or covered by a collective bargaining agreement.  We consider our relationship with our employees to be satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information, as of the date of this Annual Report on Form 10-K, with respect to the executive officers of the Company.

Name	Age	Position(s) with the Company

David M. Hable	60	President, Chief Executive Officer & Director
Pamela G. Boone	52	Executive Vice President, Chief Financial Officer, Treasurer & Secretary
Jason J. Stroisch	40	Vice President of Marketing and Technology
Michael R. Fanning	49	Vice President of Domestic Sales

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

Jason J. Stroisch joined the Company in the Engineering division in September 1995.  In his 20 years with the Company, Mr. Stroisch has had increasing levels of responsibility within the organization, including International Product Manager, International Sales Manager and Vice President of Ophthalmic Sales.  In April 2009, he was promoted to Vice President of International Sales and Marketing.  In August 2012, oversight of our R&D efforts was added to his responsibilities and he became Vice President of Marketing and Technology.  Mr. Stroisch coordinates and supervises the marketing efforts of the Company and the scientific development of the Company’s products.

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

Risks related to our Pending Merger with Valeant

We will incur costs as a result of the Merger.

We will incur substantial expenses in connection with and as a result of completing the Merger.  While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

Our stockholders cannot be sure of the value of the Contingent Value Rights they will receive as a portion of the Offer Price.

In connection with the Offer and Merger, each share of our common stock will receive one CVR per share, in addition to the Cash Consideration. The CVR represents the right to receive up to two contingent payments, if any, of up to $1.00 in the aggregate, net to the holder in cash, without interest thereon and less any applicable withholding taxes, upon the achievement of the Contingent Consideration Milestones within the Milestone Achievement Period. We can provide no assurance that these Contingent Consideration Milestones will be achieved within the Milestone Achievement Period.

Consummation of the Merger is subject to closing conditions, which, if not satisfied, may prevent, delay or jeopardize the consummation of the Merger, and/or result in additional expenditures of money and resources

The Merger is subject to customary closing conditions. These closing conditions include, among others, the receipt of validly tendered shares which, when added to shares already owned by Valeant, if any, represent a least a majority of the total number of outstanding shares of the Company on a fully diluted basis. The closing conditions also included the expiration or termination of the waiting period under the antitrust laws, which has been satisfied, and any other required regulatory authorizations. No such regulatory authorizations were identified. We can provide no assurance that all outstanding required closing conditions will be achieved. Further, no assurance can be given that the required number of shares will be tendered or that the required closing conditions will be satisfied.

While the Merger is pending, we are subject to business uncertainties and restrictions that could adversely affect our business.

Uncertainty about the effect of the Merger on employees, customers and suppliers may have an adverse effect on us.  These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us.  Employee retention may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles.  If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the business of the combined company following the Merger could be seriously harmed.  In addition, the Merger Agreement restricts us from taking specified actions until the Merger occurs without the consent of Valeant.  These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Our directors and officers may have interests in the Merger different from or in addition to the interests of our stockholders.

Certain of our directors and executive officers negotiated the terms of the Merger Agreement, and our Board of Directors approved the Merger Agreement and recommended that our stockholders accept the offer to purchase their shares and tender their shares pursuant to the Offer.  These directors and executive officers may have interests in the Merger that are different from, or in addition to, those of our stockholders generally.  These interests include, but are not limited to, the treatment in the Merger Agreement of stock options and Restricted Shares, bonus awards, change of control agreements and other rights held by our directors and/or executive officers, and provisions in the Merger Agreement regarding continued indemnification of and advancement of expenses to our directors and officers.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Merger and, in specified circumstances, could require us to pay Valeant a termination fee of up to $6.2 million.

Under the Merger Agreement, we are restricted, subject to certain exceptions, from:

•	soliciting, initiating, facilitating or encouraging (including by way of furnishing or providing access to non-public information with the intent of encouraging the making, submission or announcement of a competing acquisition proposal), any inquiries or proposals that constitute, or which would reasonably be expected to lead to, a competing acquisition proposal;
•	participating in any discussions or negotiations with any third party regarding any competing acquisition proposal;
•	approving any transaction under, or any person (other than Valeant) becoming an “interested stockholder” under, Section 203 of the DGCL; or
•	entering into any merger or other agreement, agreement in principle, letter of intent, term sheet, joint venture agreement, partnership agreement or other similar instrument constituting or related to any competing acquisition proposal.

Under certain circumstances, we may terminate the Merger Agreement in order to enter into an agreement with respect to a superior proposal, but we would be required to pay Valeant a termination fee of $6.2 million.   These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to us than the Merger, or might result in a third party proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable.

Termination of the Merger Agreement could negatively affect us.

If the transaction is not consummated, the ongoing businesses of the Company may be adversely affected and, without realizing any of the benefits of having consummated the transactions, we will be subject to a number of risks including the following:

•	We will be required to pay costs and expenses relating to the proposed transaction;
•	The current price of our common stock may reflect a market assumption that the acquisition will occur, meaning that a failure to complete the transaction could result in a material decline in the price of our common stock;
•	If the Merger Agreement is terminated under specified circumstances, we may be required to pay Valeant a termination fee of $6.2 million;
•	Matters relating to the transaction (including integration planning) may require substantial commitments of time and resources by the Company’s management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;
•	A failed merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally and could have an adverse effect on our on-going operations, including, but not limited to, retaining and attracting employees, and reduced ability to sell our products; and
•	We could be subject to litigation related to any failure to consummate the transaction or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement.

We have been and may continue to be the target of securities class action suits and derivative suits which could result in substantial costs and divert management attention and resources.

Securities class action suits and derivative suits are often brought against companies who have entered into mergers and acquisition transactions.  Following the announcement of the execution of the Merger Agreement, four putative stockholder class actions were filed challenging the proposed transaction. On October 2, 2015, the Company, each of the members of the Board of Directors, Valeant and Merger Sub entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the actions, which sets forth the parties’ agreement in principle for a settlement of the actions on the basis of the additional disclosures made in a supplement to the Schedule 14D-9 filed by the Company with the SEC on October 2, 2015. On October 8, 2015, the Delaware Court dismissed the class action filed in Delaware, and the parties to that action will proceed as part of the Missouri actions. The claims will not be released until such stipulation of settlement is approved by the court, and there can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation.   See Part 1, Item 3, “Legal Proceedings.”  Defending against these claims, even if meritless, can result in substantial costs to us and could divert the attention of our management.

Risks related to Our Business

The medical device industry is highly competitive and subject to technological change.  If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

The medical device industry is characterized by intense competition and technology change.  We compete with established medical technology companies and early stage companies that have alternative solutions for the markets we serve or intend to serve.  Many of our competitors have several advantages over us; including:
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

New products and enhancements usually require a substantial investment in R&D before we can determine the viability of the product.  We currently have 23 active projects in the development pipeline. We spent approximately 5.7 percent of our sales on R&D during the fiscal year ended July 31, 2015, and we expect to spend 6 to 8 percent of our sales for this purpose in future periods.  Our R&D process entails considerable uncertainty.  Moreover, new products and enhancements may not produce revenues in excess of the R&D costs, and they may become obsolete by changing customer preferences or the introduction by our competitors of new technologies or features.  Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs.  Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products could have a material adverse effect on our operating results and would cause our net revenues to decline.

A significant part of our product sales comes from two customers, which makes us vulnerable to the loss of those customers.

During the fiscal year ended July 31, 2015, revenue from sales of our bipolar electrosurgical generators, disposable bipolar forceps, cord tubing sets and royalty payments from Codman represented approximately 23.1 percent of the Company’s total net sales.  Under our existing agreement with Codman, it distributes all contract products on an exclusive basis and has exclusive rights to distribute all monopolar and bipolar generators for use in neurocranial and neurospinal surgery.  The initial term of our existing agreement with Codman expired on December 31, 2011, after which we entered into a single, automatic, three-year renewal term.  The agreement expires on December 31, 2016.  We continue to enhance the contract products and to develop new additions to the disposable bipolar forceps line for Codman which we expect will expand their reach to additional markets.

Revenue from the sales of our pain control generators, the ultrasonic aspirator tips and accessories sold by Stryker accounted for 18.0 percent of the Company’s total net sales for fiscal 2015.  Under our existing agreements, Stryker distributes the pain control generator and ultrasonic aspirator tips on an exclusive basis.  The pain control generator agreement expired on June 30, 2015, and the ultrasonic aspirator tip agreement expires on March 31, 2019.  We will continue to supply Stryker with pain control generators in accordance with their approved and our accepted purchase orders, but we cannot provide any assurance that the number of products supplied will be consistent with the volume supplied under the expired supply agreement.

Increased concerns over the safety of our products may result in negative publicity or increased regulatory controls on our products.

The Company’s reputation is the foundation of our relationships with physicians, patients and other customers.  If we are unable to effectively manage real or perceived issues, which could negatively impact sentiments toward the Company, our business could suffer.  Medical devices are perceived to be dangerous products and customers may have a number of concerns about the safety of our products.  These concerns may be increased by negative publicity.

We are also subject to adverse event reporting regulations that require us to report to the FDA or similar bodies in other countries if our products are associated with a death, serious injury or malfunction, even if there is no available evidence of a causal relationship between the adverse event and the product.  Such events may be publicly released by the FDA and other authorities.  For instance, the FDA maintains a public database, known as the Manufacturer and User Facility Device Experience (“MAUDE”) that posts reports of adverse events involving medical devices.  The submission of an adverse event report for a medical device product to the FDA and its public release on MAUDE, or other public database, does not, by regulation, reflect a conclusion by us or the FDA that the product caused or contributed to the adverse event.  However, as part of our post-marketing assessment, we routinely monitor the adverse event reports we received to identify potential safety issues, known as signals that may require us to take account with respect to the product, such as a recall or other market action.  The FDA and other regulatory authorities also monitor adverse event reports to identify safety signals, and may take action in connection with that monitoring.  We cannot assure you that the FDA will agree with our assessments of whether a safety signal exists for one of our products.  Furthermore, any adverse publicity associated with adverse events for our products could cause customers to seek alternatives to our products, and thereby cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the adverse event.

Our international operations subject us to certain operating risks, which could adversely impact our net sales, results of operations and financial condition.

Sales of our products outside the U.S. represented approximately 30 percent of our revenue in fiscal 2015.  Many of the products we sell to our OEM customers in the U.S. are subsequently shipped to their non-U.S. customers in various countries around the world, but revenue attributable to these sales is included in our domestic revenues.  As of July 31, 2015, we sell our ophthalmic products outside the U.S. through six direct sales organizations in Australia, France, Germany, Italy and the United Kingdom, after our acquisition of M.I.S.S. on July 8, 2013 and Sterimedix on December 10, 2014.  The results of operations and the financial position of certain of our foreign operations are reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to translation risk.  Our most significant currency exposures are to the Great Britain Pound (“GBP”) and the euro.  The exchange rates between the GBP and the euro in comparison to the U.S. dollar may fluctuate substantially.  We have not attempted to offset our exposure to these risks by investing in derivatives or engaging in hedging activities.

In addition to our direct sales outside the U.S., we have over 80 independent distributors selling our products in over 60 countries.  The sales of our products across international borders subject us to extensive U.S. and foreign government trade, import, export and custom regulations and laws.  Compliance with these regulations is costly and may expose us to penalties for non-compliance.  Other laws and regulations that can significantly impact us are various anti-bribery laws including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and anti-boycott laws.  Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions of certain business activities and exclusion or debarment from government contracting.  Also, the failure to comply with applicable legal and regulatory obligations could result in delays and other disruptions of our shipping and sales activities.

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

We also encounter legislative, regulatory and pricing issues in most countries outside the U.S.  International operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the price and usage of medical device products.  Although we cannot predict the extent to which our business may be affected by future cost-containment measures or other potential legislative or regulatory developments, foreign price controls or other changes in pricing regulation cold restrict the amount that we able to charge for our current and future products, which could adversely affect our revenue and results of operations.

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

The manufacturing of our surgical equipment and disposable accessories is a highly complex and precise process.  We assemble critical components and sub-assemblies and substantially all our final products at our facilities in O’Fallon, Missouri and Redditch, United Kingdom. We may experience manufacturing difficulties, quality control issues or manufacturing constraints, particularly with regards to new products and increased production demands.  If our sales increase substantially, we may need to increase our production and quality control capacity and may not be able to do so in a timely, effective or cost efficient manner.  We may not be able to manufacture sufficient quantities of our products which may require us to qualify other manufacturers of our products.  Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and as a result, product shipments to our customers could be delayed, which would negatively impact our net sales.  Also, we may overestimate the demand for our product leading to excess inventory, which would increase our inventory carrying costs and increase the risk of inventory write-downs.  Any of these occurrences would negatively impact our business and operating results.

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

Any failure by us to forecast demand for, or to maintain an adequate supply of, the raw material and finished goods could result in an interruption in the supply of certain products and a decline in sales of that product.  In addition, if our suppliers are unable to meet our manufacturing requirements, we may not be able to produce a sufficient amount of products in a timely manner, which could cause a decline in our sales.

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

Pursuant to the conflict minerals requirements promulgated by the SEC as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to track and disclose the source of any conflict minerals used in our products, as well as the process we use to determine the source of such materials.  We are required to carry out a diligent effort to determine and disclose the source of these materials.  There can be no assurance we can obtain this information from intermediate producers who are unwilling or unable to provide this information or further identify their sources of supply or to notify us if these sources change.  We may incur expenses as we work with our suppliers to evaluate the source of any conflict minerals in our products, and compliance with these requirements could adversely affect the sourcing, supply and pricing of our raw materials.

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

Our facilities could be subject to catastrophic loss such as fire, flood, tornados or earthquake. A substantial portion of our R&D and manufacturing activities, our corporate headquarters and other critical business operations are located in O’Fallon, Missouri and California near major fault lines which could experience an earthquake. We maintain property and business interruption insurance coverage at levels we have determined are reasonable.  Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair and replace our facilities.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

Failure to comply with domestic and international privacy laws can result in the imposition of significant civil and criminal penalties.  The costs of compliance with these laws, including protecting electronically stored information from cyber attacks, and potential liability associated with failure to do so could adversely affect our business, financial condition and results of operations.

We are subject to various domestic and international privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act (“HIPPA”).  HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information.  In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPPA.

While we currently expend resources to protect against cyber attacks and security breaches, we may need to expend additional significant resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our safeguards.  A party that is able to circumvent our security safeguards could, among other things, misappropriate or misuse sensitive or confidential information, user information or other proprietary information, cause significant interruptions in our operations and impair our ability to conduct our business, comply with regulations and adversely impact our customers during the occurrence of any such incident.

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

The terms of our debt agreement impose restrictions on our business.

Our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors.  The operating and financial restrictions and covenants in our debt agreements may adversely affect our ability to finance future operations or capital needs or to engage in new business activities.  For example, our debt arrangements restrict our ability to, among other things, incur liens and engage in consolidations, mergers or asset sales.

Risks related to the Regulation of our Industry

Uncertainty regarding U.S. healthcare reform measures, other healthcare regulatory changes and changes in third-party coverage and reimbursement policies could adversely affect our revenue and financial condition.

The Patient Protection and Affordable Care Act as modified by the Health Care and Education Reconciliation Act were enacted into law in March 2010.  The legislation is far reaching and is intended to expand access to health insurance coverage and improve the quality and reduce the costs of healthcare over time.  Certain provisions of the law will not be effective for a number of years, and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood.  It is unclear what the full impacts will be from the law.  We expect the law will have a significant impact upon various aspects of our business operations.

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

We are subject to income taxes as well as non-income based taxes, in both the U.S. and various jurisdictions outside the U.S.  We are subject to ongoing tax audits in various jurisdictions.  Tax authorities may disagree with certain positions we have taken and assess additional taxes and penalties.  We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision.  However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition.  Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, recent legislation imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of medical devices which began in January 2013. Proposals for fundamental U.S. corporate tax reform, if enacted, could have a material impact on our future results of operations.

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

Our stock price has fluctuated widely.  It ranged from $3.01 to $5.92 per share during the year ended July 31, 2015.  Our stock price could continue to experience significant fluctuations in response to certain factors, some of which are beyond our control, such as:

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

We also lease 13,500 square feet of space in King of Prussia, Pennsylvania, which is used for repair activities.  The lease for this facility expires on October 31, 2015.  These operations are relocating to a 1,000 square foot facility in Croydon, Pennsylvania.  This lease expires on September 14, 2016.

Our subsidiary, M.I.S.S., owns an approximately 1,700 square foot building located approximately 90 kilometers outside of London, which serves as office and warehouse space for our United Kingdom operations.  We also lease two additional warehouses of approximately 1,000 and 750 square feet, respectively, next to the owned facility, which is used as our European warehouse.  These leases expire on June 30, 2017 and November 30, 2015, respectively.

Our subsidiary, Sterimedix, an owns approximately 7,500 square foot building located approximately 150 kilometers outside of London, which serves as manufacturing, office and warehouse space.  We also lease a 5,900 square foot building next to the owned facility, which is used as manufacturing and warehouse space.  The lease expires on November 20, 2020.

In addition, we lease a 13,000 square foot building in California, which is used for office, OEM manufacturing and distribution activities.  The lease expires on November 30, 2017.

We believe that these facilities are suitable and adequate for our current operations.  Given our continuous improvement initiatives, we believe that we have the ability to generate additional production capacity using our existing manufacturing facilities.

The net book value of plant, property and equipment relating to these facilities and operations was $10.5 million, $8.7 million, and $9.0 million at July 31, 2015, 2014, and 2013, respectively. Of these amounts, $2.4 million at July 31, 2015 and $270,000 at July 31, 2014 related to assets located in the United Kingdom.

Item 3.	Legal Proceedings

Following the announcement of the execution of the Merger Agreement, four putative stockholder class actions were filed challenging the proposed transaction. Three of these actions were filed in the Eleventh Judicial Circuit of the State of Missouri and name as defendants all members of the Company’s Board of Directors, the Company, Valeant and Merger Sub: (i) Murphy, et al. v. Synergetics USA Inc., et al., C.A. No. 1511-CC00778 (filed September 15, 2015 and amended September 23, 2015), (ii) Glorioso, et al. v. Synergetics USA Inc., et al., C.A. No. 1511-CC00803 (filed September 23, 2015) and (iii) Scarantino, et al. v. Synergetics USA Inc., et al., C.A. No. 1511-CC00810 (filed September 28, 2015) (the complaints referenced in (i), (ii) and (iii) collectively the “Missouri Actions”). One of these actions was filed in the Court of Chancery of the State of  Delaware (the "Delaware Court") and names as defendants all members of the Company’s Board of Directors, Valeant and Merger Sub: Nilsen, et al. v. Valeant Pharmaceuticals International, et al., C.A. No. 11552-VCL (filed September 28, 2015) (the “Delaware Action” and together with the Missouri Actions, the “Actions”).

The Actions generally allege that the members of the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders by, among other things, conducting a flawed process in considering the transaction, agreeing to an inadequate Offer Price, providing incomplete and misleading information to stockholders, and accepting unreasonable deal protection measures in the Merger Agreement that dissuade other potential bidders from making competing offers. The Actions also allege that Valeant and Merger Sub aided and abetted these alleged breaches of fiduciary duty.

All of the complaints except the Delaware Action seek, among other things: (i) declaration as a class action; (ii) an order enjoining defendants from consummating the Offer; (iii) rescission of the proposed transaction or awarding damages to members of the class in the event the transaction is consummated; and (iv) an award of fees and expenses of the action, including reasonable attorneys’ and experts’ fees. The Delaware Action seeks, among other things: (i) declaration as a class action; (ii) an order awarding damages to members of the class; and (iii) an award of fees and expenses of the action, including reasonable attorneys’ and experts’ fees. The Company believes the allegations are without merit.

On October 2, 2015, the Company, each of the members of the Company’s Board of Directors, Valeant and Merger Sub entered into the MOU with the plaintiffs in the Actions, which sets forth the parties’ agreement in principle for a settlement of the Actions on the basis of the additional disclosures made in a supplement to the Schedule 14D-9 filed by the Company with the SEC on October 2, 2015. As explained in the MOU, the Company, the members of the Company’s Board of Directors, Valeant and Merger Sub have agreed to the settlement solely to eliminate the burden, expense and uncertainties inherent in further litigation and without admitting any liability or wrongdoing. The MOU contemplates that (i) the parties will stipulate to the certification of the Missouri Actions as a class action, consisting of a mandatory non opt-out class, that includes any and all persons who held shares of the Company’s common stock (excluding defendants, and their immediate family members, and any successors in interest thereto) at any time during the period beginning on September 1, 2015, through the date of consummation or termination of the proposed transaction, and (ii) shall seek to enter into a stipulation of settlement providing for (a) the release by plaintiffs and any member of the class, whether individual, direct, class, derivative, representative, legal, equitable, or any other type or in any other capacity, of all claims relating to the allegations in the Actions, the Offer and the Merger Agreement, and other transactions contemplated therein, or disclosures made in connection therewith, other than any properly perfected claims for appraisal pursuant to Section 262 of the DGCL, or claims to enforce the settlement, as set forth in the MOU; (b) dismissal with prejudice of the Missouri Actions upon final approval of the settlement; and (c) dismissal with prejudice of the Delaware Action within two business days of the final approval of the settlement. The claims will not be released until such stipulation of settlement is approved by the Circuit Court of St. Charles County in the State of Missouri. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation. The settlement will not affect the consideration to be received by the Company’s stockholders in connection with the Offer and the Merger Agreement.

On October 8, 2015, the Delaware Court unilaterally dismissed the Delaware Action. The Delaware Court noted that plaintiffs are not entitled to file placeholder actions and by choosing to be a part of the stipulation of settlement in the Missouri Actions, the plaintiff in the Delaware Action has elected to proceed as part of the Missouri Actions. The Delaware Court also stated that in the event the settlement is not approved, the litigation can be addressed in Missouri.

From time to time we may become subject to litigation claims that may greatly exceed our liability insurance limits.  An adverse outcome of such litigation may adversely impact our financial condition, results of operations or liquidity.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.  If a loss is not probable, a liability is not recorded.  As of July 31, 2015, the Company has no litigation reserve recorded.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on The NASDAQ Capital Market under the ticker symbol “SURG.”  The table below sets forth the range of high and low sales prices per share of the Company’s common stock as reported by The NASDAQ Capital Market for each of the quarterly periods within the fiscal years ended July 31, 2015 and 2014.  None of the prices shown reflect retail mark-ups, mark-downs or commissions.  For current price information, you are urged to consult publicly available sources.

	High	Low
Year ended July 31, 2014
Quarter ended October 31, 2013	$4.99	$3.80
Quarter ended January 31, 2014	$4.34	$3.24
Quarter ended April 30, 2014	$3.59	$2.93
Quarter ended July 31, 2014	$3.50	$2.95

Year ended July 31, 2015
Quarter ended October 31, 2014	$3.55	$3.01
Quarter ended January 31, 2015	$4.87	$3.39
Quarter ended April 30, 2015	$5.92	$4.40
Quarter ended July 31, 2015	$5.22	$4.13

The number of shareholders of Synergetics USA, Inc. as of October 1, 2015, was approximately 3,500.

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

The graph below compares the cumulative total stockholder return on an investment in our common stock, and the stocks of The NASDAQ Composite Stock Market and The NASDAQ Medical Devices, Instruments and Supplies Index for the five-year period ended July 31, 2015.  The graph assumes the value of an investment of $100 in the common stock of each group or entity at August 1, 2010 and the reinvestment of all dividends.

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  The statements of income data for the years ended July 31, 2015, 2014 and 2013 and the balance sheet data as of July 31, 2015 and 2014 have been derived from audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.  The consolidated statements of income for the year ended July 31, 2012 and 2011 and the balance sheets data as of July 31, 2013, 2012 and 2011 have been derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.  The historical results are not necessarily indicative of the results of operations to be expected in the future.

	For the Fiscal Years Ended July 31,
	2015*	2014**	2013***	2012****	2011
	(in thousands, except per share data)
Statements of Income Data:
Sales	$75,019	$64,769	$62,796	$60,014	$55,657
Cost of sales	34,802	28,540	30,425	25,495	22,876
Gross profit	40,217	36,229	32,371	34,519	32,781
Operating income	6,090	4,581	3,721	8,481	8,349
Income from continuing operations	4,478	3,063	2,559	5,968	5,669
Earnings per common share from income from continuing operations– basic	$0.18	$0.12	$0.10	$0.24	$0.23
Earnings per common share from income from continuing operations – diluted	$0.18	$0.12	$0.10	$0.24	$0.23
Net income	4,478	3,063	2,559	5,586	5,633
Earnings per common share – Basic	$0.18	$0.12	$0.10	$0.22	$0.23
Earnings per common share –Diluted	$0.18	$0.12	$0.10	$0.22	$0.23

*           In the second quarter of fiscal 2015, we have included the results of operations of Sterimedix from December 10, 2014, the date of the acquisition in fiscal 2015.  See discussion of this and other acquisitions in Item 8, Note 3 “Acquisitions” of  the consolidated financial statements.
**         In the fourth quarter of fiscal 2014, we have included the results of operations of our recently acquired private OEM company from May 3, 2014, the date of acquisition in fiscal 2014.
***       In the second quarter of fiscal 2013, the Company recorded an inventory write-down of approximately $2.1 million, or approximately $0.06 earnings per share, net of tax.  We have included M.I.S.S.’s results of operations in our financial statements from July 9, 2013, the date of acquisition in the fiscal year 2013.
****     In the third quarter of fiscal 2012, the Company recorded an inventory write-down of approximately $367,000, or approximately $0.01 earnings per share, net of tax.

	As of July 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents	$11,911	$15,443	$12,470	$12,680	$18,399
Current assets	46,278	48,483	44,797	42,227	44,250
Total assets	95,621	84,715	82,693	78,763	81,310
Current liabilities	9,685	7,049	8,011	6,467	12,586
Long-term liabilities	17,494	13,242	14,530	15,818	18,060
Retained earnings	40,638	36,160	33,097	30,538	24,952
Stockholders’ equity	68,442	64,424	60,152	56,478	50,664

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly referred to as MD&A, is intended to help the reader understand Synergetics USA, its operations and its business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated audited financial statements and accompanying notes filed as part of this Annual Report on Form 10-K.  This overview summarizes the MD&A, which includes the following sections:

•	Our Business — a general description of the key drivers that affect our business and the industries in which we operate.

•	Our Business Strategy — a description of the strategic initiatives on which we focus and the goals we seek to achieve.

•	Results of Operations — an analysis of the Company’s results of operations for the three years presented in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, currency exchange and an overview of our consolidated financial position.

•	Contractual Obligations — an analysis of contracts entered into in the normal course of business that will require future payments.

•	Off–Balance–Sheet Arrangements — the Company has no off–balance–sheet arrangements.

•	Use of Estimates and Critical Accounting Policies — a description of critical accounting policies, including those that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Our Business

The Company is a medical device company. Through continuous improvement and development of our people, our mission is to design, manufacture and market innovative surgical devices, surgical equipment and consumables of the highest quality in order to assist and enable surgeons who perform surgery around the world to provide a better quality of life for their patients. The Company’s primary focus is on the surgical disciplines of ophthalmology (vitreoretinal) and neurosurgery. Our distribution channels include a combination of direct and independent sales organizations and important strategic alliances with market leaders. The Company’s product lines focus upon precision engineered disposable and reusable devices, surgical equipment, procedural kits and the delivery of laser energy, ultrasound, electrosurgery, aspiration, illumination and irrigation, often delivered in multiple combinations. Enterprise-wide sales information is included in Note 18 to the consolidated audited financial statements.

On September 1, 2015, the Company entered into the Merger Agreement with Valeant and Merger Sub, pursuant to which, among other things, Merger Sub commenced the Offer for all of the outstanding shares of common stock of the Company at the following price, each without interest thereon and subject to any applicable tax withholding: (i) $6.50 per share, net to the holder in cash, as the Cash Consideration, plus (ii) one non-transferable CVR, which represents the right to receive up to two Contingent Consideration Payments, if any, of up to $1.00 in the aggregate net to the holder in cash upon the achievement of the Contingent Consideration Milestones within the Milestone Achievement Period, as set forth in the CVR Agreement.

As soon as commercially practicable following the completion of the Offer and satisfaction or waiver of the remaining applicable conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Valeant. The Merger will be effected without a vote of the Company’s stockholders. At the Effective Time of the Merger, each share of common stock issued and outstanding immediately prior to the Effective Time (other than any shares held in the treasury of the Company, shares owned by Merger Sub, Valeant or any direct or indirect wholly owned subsidiary of Valeant, which will be canceled without any conversion thereof and no payment or distribution will be made with respect thereto, and shares of common stock owned by stockholders who have properly exercised any available rights of appraisal under Section 262 of the DGCL), if any, will be canceled and will be converted automatically into the right to receive an amount per share equal to the Merger Consideration.

The consummation of the Offer is conditioned on (i) at least a majority of all shares of our outstanding common stock having been validly tendered into (and not withdrawn from) the Offer prior to the expiration date of the Offer; (ii) the expiration or termination of the applicable waiting period under applicable competition laws, including the HSR Act; and (iii) other customary conditions. The Offer is not subject to a financing condition.

The Offer is initially scheduled to expire at 11:59 p.m., New York City time, on October 14, 2015, subject to extension in certain circumstances as required or permitted by the Merger Agreement, the SEC or applicable law.

Demand Trends

The Company’s sales increased 15.8 percent during the fiscal year ended July 31, 2015 (including $1.3 million of deferred revenue recognized) compared with the previous fiscal year.  The increase in sales during fiscal 2015 compared to fiscal 2014 was primarily due to a $4.8 million increase in neurosurgery sales, $4.5 million increase in ophthalmic sales and a $0.9 million increase in other sales.  Currently, disposable product sales account for approximately 87.1 percent of our total product sales.  Overall sales of our disposable products grew $9.0 million, or 15.6 percent, in fiscal 2015 as compared to fiscal 2014. Sales of capital equipment increased by approximately $1.3 million, or 17.5 percent, in fiscal 2015 as compared to fiscal 2014.

A study performed by Market Scope in March 2015 predicts a steady growth of 3.2 percent per year in retinal procedures worldwide driven by increases in emerging market demand, the worldwide elderly population, the number of surgeons, the number of diseases treated with vitrectomy procedures and the frequency of diabetic complications due to the obesity epidemic.  Based upon this growth in procedures, sales of ophthalmology products worldwide are forecasted to increase by approximately 7.7 percent.

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

Regulatory Developments

In March 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010, was enacted into law. As a U.S.-headquartered company with significant sales in the United States, this law will likely have a material impact on our results of operations.  A number of provisions of the new health care reform legislation are not yet finalized and effective, and as such, we are unable to predict the full impact of the laws and regulations promulgated thereunder.

Among other matters, the law imposes a 2.3 percent excise tax on all U.S. medical device sales which became effective in January 2013.  Approximately 70 percent of our consolidated fiscal 2015 sales were in the U.S.  If we are unable to offset the taxes that will be levied on these sales, such as through the increase of efficiencies through our continuous improvement initiatives, we expect that the new tax will materially and adversely affect our business, cash flows and results of operations.

The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs and includes provisions such as value-based payment programs and increased funding of comparative research.  Furthermore, the law includes a reduction, beginning in 2011, in the annual rate of inflation as used in reimbursement formulas for hospitals and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014.  We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation.  However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Our Business Strategy

The Company’s key strategy is to enhance shareholder value through profitable revenue growth in targeted segments of the ophthalmology and neurosurgery markets. This is accomplished through the identification and development of reusable and disposable devices and surgical equipment in collaboration with leading surgeons and OEM partners. We are committed to establishing a strong operational infrastructure and financial foundation within which growth opportunities can be prudently evaluated, financed and pursued. We will remain vigilant and sensitive to new challenges which may arise from changes in the definition and delivery of appropriate healthcare in our fields of interest. In fiscal 2016 and beyond, our strategic priorities are to drive accelerating growth in the ophthalmology business, deliver improved profitability through our continuous improvement initiatives, manage our neurosurgery and OEM business for stable growth and strong cash flows, demonstrate consistent, solid financial performance and continue to grow through strategic acquisitions.  Enterprise-wide sales information is included in Note 18 to the consolidated audited financial statements.  For additional detail on the Company’s Strategy, see Part I, Item 1, “Business – Our Business Strategy.”

Results of Operations

Year Ended July 31, 2015 Compared to Year Ended July 31, 2014

Net Sales

The following table presents net sales by category (dollars in thousands):

	Fiscal Year Ended July 31,
	2015	2014	%
Net Sales
Ophthalmic(1)	$41,976	$37,433	12.1%
Neurosurgery (2)	31,694	26,844	18.1%
Other (3)	1,349	492	174.2%
Total	$75,019	$64,769	15.8%

(1)
Net sales from Ophthalmic represent all sales of ophthalmic devices from direct sales representatives, distribution partners and OEMs.  Recognition of deferred revenue of $1.3 million from Alcon is included in this category for the fiscal years ended July 31, 2015 and 2014, respectively.

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

Ophthalmic sales increased 12.1 percent in fiscal 2015 compared to fiscal 2014. Domestic ophthalmic sales decreased 0.9 percent primarily due to decreased sales of capital equipment and base business disposables partially offset by increased sales of VersaVITTM procedural kits.  International ophthalmic sales increased 28.3 percent primarily due to the addition of Sterimedix sales, partially offset by a 5.8 percent decrease in international ophthalmology direct and distributor sales.  The decrease in international ophthalmology direct and distributor sales was primarily due to the impact of changes in foreign currency exchange rates compared to the prior year.

Neurosurgery OEM sales increased by $4.8 million in fiscal 2015 as compared to fiscal 2014. Total OEM Ksales rose 18.1 percent to $31.7 million in fiscal 2015 compared to $26.8 million in fiscal 2014. The increase was primarily due to strong sales of disposable ultrasonic aspirator tips and related accessories to Stryker and increased sales to Codman in all product lines. Other sales increased $0.9 million in fiscal 2015, or 174.2 percent, compared to fiscal 2014, primarily due to the addition of Sterimedix aesthetics sales in fiscal 2015.

Currently, disposable product sales account for approximately 87.1 percent of our total product sales.  Overall sales of our disposable products grew $9.0 million, or 15.6 percent, in fiscal 2015 as compared to fiscal 2014. Sales of capital equipment increased by approximately $1.3 million, or 17.5 percent, in fiscal 2015 as compared to fiscal 2014.

The following table presents domestic and international net sales (dollars in thousands):

	Fiscal Year Ended July 31,
	2015	2014	%
Net Sales
Domestic	$52,530	$47,794	9.9%
International	22,489	16,975	32.5%
Total	$75,019	$64,769	15.8%

Domestic sales increased 9.9 percent in fiscal 2015 due to the 18.1 percent increases in neurosurgery sales to our OEM customers which are recorded as domestic sales.  International sales increased 32.5 percent in fiscal 2015 primarily due to the addition of Sterimedix sales, partially offset by the 5.8 percent decrease in international ophthalmology direct and distributor sales.  The decrease in international ophthalmology was primarily due to the change in foreign currency exchange rates compared to the prior year.

Gross Profit

Gross profit as a percentage of net sales was 53.6 percent in fiscal 2015, compared to 55.9 percent in fiscal 2014.  Gross profit as a percentage of net sales for fiscal 2015 compared to fiscal 2014 decreased 2.3 percentage points due to the following factors which occurred in fiscal 2015:  (i) the impacts of the change in foreign currency exchange rates compared to the prior year; (2) the final costs associated with the upgrade of the VersaVITTM vitrectomy machine to the version 2.0; and (3) the inventory purchase price accounting adjustment in connection with the Sterimedix Acquisition.

Operating Expenses (dollars in thousands)

	Fiscal Year Ended July 31,
	2015		2014
	Dollars	% of Sales	Dollars	% of Sales
R&D costs	$4,261	5.7%	$5,158	8.0%
Sales and Marketing expenses	15,367	20.5%	14,360	22.2%
Medical Device Excise tax	487	0.6%	486	0.7%
Exit Costs	719	1.0%	682	1.1%
General and Administrative expenses	13,293	17.7%	10,962	16.9%
Total	$34,127	45.5%	$31,648	48.9%

R&D costs decreased $0.9 million to $4.3 million, or 5.7 percent of net sales, for the fiscal year ended July 31, 2015, compared to $5.2 million, or 8.0 percent of net sales, for the fiscal year ended July 31, 2014.  As of July 31, 2015, there were 23 active product development projects in various stages of completion.  The Company’s R&D investment is driven by the opportunities to develop new products to meet the needs of its surgeon customers and reflects the Company’s R&D budget.  This results in an investment rate that is comparable to such spending by other medical device companies.  The Company expects over the next few years to invest in R&D at a rate of approximately 6 to 8 percent of net sales.

Sales and marketing expenses, which consist of salaries, commissions and direct expenses, increased $1.0 million to $15.4 million, or 20.5 percent of sales, for the fiscal year ended July 31, 2015, compared to $14.4 million, or 22.2 percent of net sales, for the fiscal year ended July 31, 2014.  These increases were primarily due to the expenses associated with the upgrade of the VersaVITTM vitrectomy machine to version 2.0 and the addition of Sterimedix sales and marketing expenses.

Medical device excise tax was $487,000, or 0.6 percent of net sales, for the fiscal year ended July 31, 2015, compared to $486,000, or 0.7 percent of net sales, for the fiscal year ended July 31, 2014.

Exit costs were $719,000, or 1.0 percent of net sales, for the fiscal year ended July 31, 2015, compared to $682,000 or 1.1 percent of net sales, for the fiscal year ended July 31, 2014.  Exit costs consisted primarily of the severance obligations to former employees at the King of Prussia location.  We concluded manufacturing at the facility in February 2015.

General and administrative (“G&A”) expenses increased by approximately $2.3 million during the fiscal year ended July 31, 2015 and as a percentage of net sales were 17.7 percent for the fiscal year ended July 31, 2015, as compared to 16.9 percent for the fiscal year ended July 31, 2014.  These increases were primarily due to the addition of Sterimedix Acquisition related expenses, Sterimedix G&A costs and executive management bonuses, partially offset by the reduction in expenses associated with the Company’s King of Prussia facility

Stock-based compensation cost is measured at the grant date, based on the fair value of the award calculated using the Black-Scholes option pricing model, and is recognized over the directors’ and employees’ requisite service periods.  The Company will continue to grant options to its independent directors and officers but uses restricted stock to provide incentive compensation for its non-officer employees.  As of July 31, 2015, there was approximately $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s Amended and Restated Synergetics USA, Inc. 2001 Stock Plan to be recognized as follows: $904,000 in fiscal 2016, $605,000 in fiscal 2017, $411,000 in fiscal 2018 and $82,000 in fiscal 2019.

Other Income/Expense

Other expense in fiscal 2015 increased to $71,000 compared to other expense of $20,000 in fiscal 2014, primarily due to interest payable on the $2.75 million term loan.  The borrowings under the term loan were used to fund the Sterimedix Acquisition.

Operating Income, Income Taxes and Net Income

Operating income for fiscal 2015 was $6.1 million, as compared to operating income of $4.6 million in fiscal 2014. The increase in operating income was primarily the result of a 21.9 percent increase in the cost of goods sold and a 15.8 percent increase in net sales (including $1.3 million of deferred revenue recognized) for a net increase in gross profit of $4.0 million.  In addition, operating income was reduced in fiscal 2015 by an increase of $2.3 million in G&A expenses and an increase of $1.0 million in sales and marketing expenses, partially offset by a $0.9 million decrease in R&D expenses.

For the fiscal year ended July 31, 2015, the Company recorded a $1.5 million income tax provision on a pre-tax income of $6.0 million, or 25.6 percent effective tax rate.  The decrease in the effective tax rate for fiscal 2015 was primarily due to the re-enactment of the Research and Experimentation credit in December 2014 and to the distribution of income between domestic and foreign tax jurisdictions. For the fiscal year ended July 31, 2014, the Company recorded a $1.5 million income tax provision on pre-tax income of $4.6 million, or 32.8 percent effective tax rate.

Net income increased by $1.4 million to $4.5 million for the fiscal year ended July 31, 2015 from $3.1 million for the same period in fiscal 2014.  Basic and diluted earnings per share from continuing operations for the fiscal year ended July 31, 2015 increased to $0.18 from $0.12 when compared to the fiscal year ended July 31, 2014.  Basic weighted average shares outstanding increased to 25,362,166 at July 31, 2015 from 25,323,622 at July 31, 2014.

Year Ended July 31, 2014 Compared to Year Ended July 31, 2013

Net Sales

The following table presents net sales by category (dollars in thousands):

	Fiscal Year Ended July 31,
	2014	2013	%
Net Sales
Ophthalmic (1)	$37,433	$36,348	3.0%
Neurosurgery (2)	26,844	25,834	3.9%
Other (3)	492	614	(19.9%)
Total	$64,769	$62,796	3.1%

(1)	Net sales from Ophthalmic represent all sales of ophthalmic devices from direct sales representatives, distribution partners and OEMs. Recognition of deferred revenue of $1.3 million from Alcon is included in this category for the fiscal years ended July 31, 2014 and 2013, respectively.
(2)	Net sales from Neurosurgery represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain neurosurgery disposables sold through distribution. Many of the products we sell to our neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in our domestic revenues.
(3)	Other net sales represent all sales of aesthetic devices and other miscellaneous revenues.

Ophthalmic sales grew 3.0 percent in fiscal 2014 compared to fiscal 2013. Domestic ophthalmic sales increased 2.1 percent primarily due to the increased sales to ophthalmology OEM customers while direct sales were down 0.9 percent.  Direct sales were down due to decreased sales of base business capital equipment and disposables, partially offset by increased sales of VersaVITTM procedural kits.  International ophthalmic sales increased 4.2 percent primarily due to increased sales to international ophthalmology OEM customers.  International direct and distributor sales increased 0.3 percent due to increased sales from M.I.S.S. and decreased foreign currency losses, partially offset by decreased sales of capital equipment and base business disposables.

Neurosurgery sales increased by $1.0 million in fiscal 2014 as compared to fiscal 2013. Total neurosurgery sales rose 3.9 percent to $26.8 million in fiscal 2014 compared with $25.8 million in fiscal 2013. The increase was primarily due to strong disposable forceps sales to Codman and strong disposable ultrasonic aspirator tips and related accessories to Stryker. Other sales decreased $0.1 million in fiscal 2014, or 19.9 percent, compared to fiscal 2013.

In fiscal 2014, disposable product sales accounted for approximately 86.9 percent of our total product sales.  Overall sales of our disposable products grew $5.3 million, or 10.2 percent, in fiscal 2014 as compared to fiscal 2013. Sales of capital equipment decreased by approximately $3.2 million, or 30.9 percent, in fiscal 2014 as compared to fiscal 2013 due to macroeconomic condition constraints.

The following table presents domestic and international net sales (dollars in thousands):

	Fiscal Year Ended July 31,
	2014	2013	%
Net Sales
Domestic	$47,794	$46,489	2.8%
International	16,975	16,307	4.1%
Total	$64,769	$62,796	3.1%

Domestic sales increased 2.8 percent in fiscal 2014 due to increases in OEM sales.  The majority of OEM sales were recorded as domestic sales.  The increase in international sales of 4.1 percent was primarily due to increased sales to international ophthalmology OEM customers.

Gross Profit

Gross profit as a percentage of net sales was 55.9 percent in fiscal 2014, compared to 51.5 percent in fiscal 2013.  Gross profit as a percentage of net sales for fiscal 2014 compared to fiscal 2013 increased 4.4 percentage points due to the following factors which occurred in fiscal 2013:  (i) an approximate $1.6 million increase in the reserve for excess and obsolete inventory and its associated labor and overhead in the second quarter of fiscal 2013 impacted our margin by 2.5 percentage points; (ii) weak demand for our disposable products reduced our ability to absorb labor and overhead by 1.0 percentage point; and (iii) the decreased benefit from deferred revenue negatively impacted margin by 0.3 percentage point.  Gross profit was also negatively impacted by product mix including both the products within our ophthalmology product line and the OEM sales, as they comprised 44.3% of our sales mix in fiscal 2014.

Operating Expenses (dollars in thousands)

	Fiscal Year Ended July 31,
	2014		2013
	Dollars	% of Sales	Dollars	% of Sales
R&D costs	$5,158	8.0%	$3,643	5.8%
Sales and Marketing expenses	14,360	22.2%	13,805	22.0%
Medical Device Excise tax	486	0.7%	289	0.4%
Exit Costs	682	1.1%	--	0.0%
G&A expenses	10,962	16.9%	10,913	17.4%
Total	$31,648	48.9%	$28,650	45.6%

R&D costs increased $1.5 million to $5.2 million, or 8.0 percent of net sales, for the fiscal year ended July 31, 2014, compared to $3.6 million, or 5.8 percent of net sales, for the fiscal year ended July 31, 2013.  As of July 31, 2014, there were 24 active product development projects in various stages of completion.

Sales and marketing expenses, which consist of salaries, commissions and direct expenses, increased $555,000 to $14.4 million, or 22.2 percent of sales, for the fiscal year ended July 31, 2014, compared to $13.8 million, or 22.0 percent of net sales, for the fiscal year ended July 31, 2013.  In fiscal 2014, the Company added three support personnel and one marketing professional and incurred other promotional costs as it launched the VersaVIT 2.0TM vitrectomy system and related procedural kits.

Medical device excise tax increased $197,000 to $486,000, or 0.7 percent of net sales, for the fiscal year ended July 31, 2014, compared to $289,000, or 0.4 percent of net sales, for the fiscal year ended July 31, 2013 as the Company began paying the medical device excise tax in January 2013.

Exit costs were $682,000, or 1.1% of net sales, for the fiscal year ended July 31, 2014 due to the pending closure of the King of Prussia location.  Exit costs consisted primarily of the severance obligations to former employees of this location.

G&A expenses increased by approximately $49,000 during the fiscal year ended July 31, 2014 and as a percentage of net sales were 16.9 percent, as compared to 17.4 percent for the fiscal year ended July 31, 2013.

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

Liquidity and Capital Resources

The Company had $11.9 million in cash and cash equivalents and $2.5 million in interest-bearing debt as of July 31, 2015.

Working capital, including the management of inventory and accounts receivable, is a management focus. At July 31, 2015, the Company had an average of 68 days of sales outstanding (“DSO”) in accounts receivable.  The 68 days of DSO at July 31, 2015 was 14 days favorable when compared to July 31, 2014 and 16 days favorable when compared to July 31, 2013 utilizing the trailing 12 months of sales.

At July 31, 2015, the Company had 174 days of inventory on hand.  The inventory on hand was favorable by 20 days when compared to July 31, 2014 and favorable by 4 days when compared to July 31, 2013 utilizing the trailing 12 months of cost of sales.  The Company had invested approximately $3.6 million in inventory for new products and new product launches at the end of fiscal 2015.  However, the Company had $3.2 million in backlog as of July 31, 2015.

Cash flows provided by operating activities were $9.8 million for the year ended July 31, 2015, compared to cash flows provided by operating activities of approximately $5.7 million for the comparable fiscal 2014 period.  The improvement in cash flows of approximately $4.1 million was primarily attributable to the increase in accounts payable of $2.0 million, the increase in net income of $1.4 million, the increase in accrued expenses of $1.3 million, the decrease in accounts receivable of $1.0 million and $0.1 million in various other adjustments. This increase was partially offset by a decrease in deferred income taxes of $1.7 million.

Cash flows used in investing activities were $14.6 million for the year ended July 31, 2015, compared to cash used in investing activities of $2.6 million for the comparable fiscal 2014 period.  During the year ended July 31, 2015, the Company invested $13.2 million in the acquisition of Sterimedix.  During the year ended July 31, 2014, the Company invested $1.4 million net cash in the acquisition of a private OEM company.  In addition, during the year ended July 31, 2015, cash additions to property and equipment and patents were $1.2 million and $0.2 million, respectively, compared to $0.9 million and $0.3 million for fiscal 2014, respectively.

Cash flows provided by financing activities were approximately $2.4 million for the year ended July 31, 2015, compared to cash provided by financing activities of $0.1 million for the year ended July 31, 2014.  The increase in cash flows provided by financing activities was due primarily to the $2.75 million borrowed under the Company’s term loan facility in connection with the Sterimedix Acquisition.

The Company had the following committed financing arrangements as of July 31, 2015:

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million.  There were no borrowings under this facility at July 31, 2015.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million.  There were no borrowings under this facility at July 31, 2015.

Term Loan Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $13.0 million with $6.5 million restricted for earn-out payments required under the Sterimedix Acquisition Agreement. There was $2.5 million borrowed under this facility at July 31, 2015.  The advances under the term loan are amortized quarterly over five years.

These facilities bear interest based on either the one-, two- or three-month LIBOR plus 1.75 percent and adjusting each quarter based upon our total debt EBITDA.  As of July 31, 2015, interest under the facilities was 1.93 percent.  The unused portion of the facilities is charged at a rate of 0.20 percent.  The termination date of the facilities is February 28, 2018.  The facilities are collateralized by substantially all of the Company’s assets.

These facilities have two financial covenants: a maximum total debt to EBITDA ratio of 2.25 times and a minimum fixed charge coverage ratio of 1.25 times. The facilities restrict the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum. The Company was in compliance with its covenants as of July 31, 2015.

Management believes that cash flows from operations, together with available cash, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next 12 months.  In addition, the remaining deferred revenue from the Alcon settlement will flow through our statement of income over approximately the next 11 years.  However, as the cash has already been collected, it will not impact our future liquidity.  See “Use of Estimates and Critical Accounting Policies – Deferred Revenue” below.

Contractual Obligations

The Company has entered into contracts with various third parties in the normal course of business that will require future payments.  The following illustrates the Company’s contractual obligations as of July 31, 2015 (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Leases (1)	$507	$267	$189	$51	$--
Borrowings under term loan facility (2)	2,588	594	1,155	839	--
Contingent Acquisition Liability (3)	--	--	--	--	--
Total Contractual Obligations	$3,095	$861	$1,344	$890	$--

(1)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future cash payments would change if we exercised these renewal options or if we entered into additional operating lease agreements.
(2)	Represents term loan and related interest payments calculated at the interest rate in effect at July 31, 2015.
(3)	We are obligated to make payments to Sterimedix’s previous owners that are contingent upon gross profit margin levels. The payments are calculated as 136.7% of the amount by which Sterimedix’s defined gross profit exceeds the following amounts for each annual period:

(i)	£3,190,000 for the year ended December 31, 2015;
(ii)	£3,767,500 for the year ended December 31, 2016; and
(iii)	£4,400,000 for the year ended December 31, 2017.

Because the amount and timing of these payments are not contractually set forth, they are excluded from the table above.  See further description of the expected amount and timing of payments in “Use of Estimates and Critical Accounting Policies – Contingent Acquisition Liability.”

The fair value of the future earn out payments recorded at the acquisition date was $2.8 million, determined using a discounted cash flow methodology on probability-weighted expected cash flows.  These cash flows resulted in a range of estimated payouts of $0 to $5.9 million over the three-year period.   The fair value of the obligation is based on the Company’s estimates of future cash flows, which are contingent upon a number of assumptions, particularly product demand and pricing.   Any future change required to the fair value of the contingent acquisition liability will be reflected in the consolidated statement of income and comprehensive income.

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

Deferred Revenue

On April 23, 2010, the Company entered into a Settlement and License Agreement with Alcon  pursuant to which Alcon paid to the Company $32.0 million. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third quarter of fiscal 2010. The remaining $19.0 million has been accounted for as an up-front license fee under the Confidential Settlement and License Agreement and was deferred and recognized as earned over a period estimated to be 15 years based upon estimated shipments to Alcon under a related Supply Agreement executed pursuant to the settlement.  On February 13, 2012, Alcon informed the Company that it had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement. However, the Supply Agreement remains in effect and the Company has continuing performance obligations associated with the Supply Agreement. Therefore, the Company plans on recognizing the remaining deferred revenue associated with the Supply Agreement ratably over the next 11 years, which is the remaining life of the patents and associated Supply Agreement. The Company recognized $1.3 million, $1.3 million and $1.3 million of this deferred revenue for the fiscal years ended July 31, 2015, 2014 and 2013, respectively.

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

Goodwill

As of July 31, 2015, we have recorded $17.1 million of goodwill.  We perform purchase price allocations including recognition of intangible assets when we have a business combination.  The excess of the purchase price after the allocation of fair values to tangible assets, liabilities and identifiable intangibles is allocated to goodwill.  We make judgments and estimates in conjunction with the carrying value of these assets, including determination of amounts to be capitalized and whether the assets have finite or indefinite lives for amortization purposes.  Currently, we have one reporting unit.

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

Other Non-Amortizing Intangibles

As of July 31, 2015, we have recorded $5.9 million of indefinite-lived intangible assets for the Malis® trademark and $2.9 million for the Sterimedix tradename.  The life of a trademark or tradename is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark or tradename.  The Company intends to use the trademark and tradename indefinitely, and their useful life is not limited.

Carrying values for intangibles are reviewed annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying amount may be impaired in accordance with ASC 350.  We have adopted the provisions of ASU No. 2012-02, “Intangibles – Goodwill and Other:  Testing Indefinite-Lived Intangible Assets for Impairment,” which permits us to first assess qualitative factors to determine whether or not the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of an intangible asset is less than its carrying amount.  We have determined, based upon the qualitative factors, that it is more likely than not that intangible assets are not impaired and no further testing was performed.  If we determine that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then we are not required to perform any additional tests for assessing intangible assets for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

If further testing is required, we utilize the discounted cash flow methodology, which focuses on our expected cash flows derived from the use of the intangible asset.  With respect to the trademark and tradename, the expected cash flows are reduced by the related income taxes and debt.

Future changes in judgments, assumptions and estimates that are used in our impairment testing for intangibles, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. Significant and unanticipated changes to either the market for our branded products or our contract licensing the use of the Malis® trademark could require a provision for impairment in a future period.

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

Tax Assets and Liabilities

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if its “more likely than not” that some portion or all of the deferred tax asset may not be realized.  In our annual evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income in our tax jurisdictions and available tax planning strategies.  If actual results differ from these assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period this determination is made.  At July 31, 2015, we had deferred tax assets related to net foreign operating loss carryforwards with a tax value of $2.4 million.  These net foreign operating loss carryforwards have various expiration dates, depending on the country and period in which they occurred.  The Company has established a full valuation allowance for these deferred tax assets in conjunction with its overall income tax strategy, including the inclusion of our foreign losses on our U.S. tax return.

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

Contingent Acquisition Liability

In connection with the Sterimedix Acquisition, we are obligated to make payments to Sterimedix’s previous owners that are contingent upon gross profit levels. The fair value of the future earn out payments at the acquisition date was $2.8 million which was determined using a discounted cash flow methodology on probability-weighted expected cash flows.  Estimates involved a total of estimated payouts ranging from $0 to $5.9 million over the three-year period as provided in the Sterimedix Acquistion Agreement.  The discount rate used in the calculation was 13.2 percent, reflecting the risk of the realization and timing of the anticipated cash flows.  The fair value or the obligation is based on the Company’s estimates of future cash flows, which are contingent upon a number of assumptions, particularly product demand and pricing.   Any future change required to the fair value of the contingent acquisition liability will be reflected in the consolidated statement of income and comprehensive income.

Stock-Based Compensation

The Company utilizes FASB ASC Topic 718, “Compensation – Stock Compensation” in accounting for its employee stock options.  Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period.  Compensation expense is calculated using the Black-Scholes option pricing model.  Of the inputs into the Black-Scholes option pricing model, the one that can impact the value of the options the most is the volatility factor.  For awards occurring in fiscal year ended July 31, 2015, the Company has utilized a volatility factor of 65.7 percent in this calculation.  In addition, the Company utilized an expected average risk-free interest rate of 2.10 to 2.19 percent, an expected average life of 10 years and no expected dividends.

Recent Accounting Pronouncements

Information about recent accounting pronouncements is included in Note 21 to the consolidated audited financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risks include fluctuations in interest rates and exchange rate variability.

The Company has $11.9 million in cash and cash equivalents with a substantial portion of this cash held in short-term money market funds bearing interest at 30 basis points. Interest income from these funds is subject to market risk in the form of fluctuations in interest rates. A reduction in the interest on these funds to 15 basis points would decrease the amount of interest income from these funds by approximately $18,000.

The Company currently has a revolving credit facility, an equipment line of credit facility and a term loan facility in place. The revolving credit facility and the equipment line of credit facility had no outstanding balance at July 31, 2015.  However, the term loan facility had a $2.5 million balance at July 31, 2015. All three facilities bear interest at a current rate of LIBOR plus 1.75 percent. Interest expense from these credit facilities is subject to market risk in the form of fluctuations in interest rates. An increase in the interest on the aggregate borrowings of $2.5 million of 50 basis points would increase the amount of interest expense on these funds by approximately $13,000 on an annual basis.  The Company does not perform any interest rate hedging activities related to these three facilities.

Additionally, the Company has exposure to non-U.S. currency fluctuations through export sales to international accounts and direct sales from our foreign subsidiaries. Approximately 16.5 percent of our sales revenue is denominated in non-U.S. currencies.  In a period during which the U.S. dollar is strengthening or weakening as compared to other currencies, our revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a lower or higher value than they would be in an otherwise constant currency exchange rate environment. A two percent change in the Euro, the GBP and the Australian dollar exchange rates would have an approximate $250,000 impact on our revenues. The Company does not conduct any hedging activities related to non-U.S. currency.

Item 8.	Financial Statements and Supplementary Data

Financial statements and financial statement schedules specified by this Item, together with the report thereon by UHY LLP, are filed pursuant to Item 15 of this Annual Report on Form 10-K.

Information on quarterly results of operations is set forth in Note 20, “Quarterly Financial Data (Unaudited)” to our consolidated audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2015.  Based upon such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation.  Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of July 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal year ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management excluded Sterimedix from the assessment in fiscal 2015 due to Sterimedix being acquired in December 2014.  However, management expects Sterimedix to be fully integrated into the Company’s control structure by December 31, 2015.

Attestation Report of Registered Public Accounting Firm — This Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the heading, “Executive Officers of the Registrant” in Part I, Item I, “Business” of this Annual Report on Form 10-K is incorporated herein by reference. In addition, certain information required by this Item 10 will be included in the Company’s definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this Annual Report on Form 10-K (the “2015 Proxy Statement”) and is incorporated herein by reference.  The following sections of the 2015 Proxy Statement are herein incorporated by reference:  “Proposal 1 -- Election of Directors,” information regarding the Audit Committee of the Company included in the section “Corporate Governance – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

During the fourth quarter of fiscal 2015, there were no material changes to the procedures by which stockholders may recommend nominees to the Board.

Item 11.	Executive Compensation

Information required pursuant to this Item 11 will be included in the Company’s 2015 Proxy Statement under the sections “Executive Compensation,” “Director Compensation,” “Change in Control Agreements” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required pursuant to this Item 12 will be included in the Company’s 2015 Proxy Statement under the section “Principal Stockholders” and is incorporated herein by reference.

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to all of our equity compensation plans as of July 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(Excluding Securities Reflected in the First Column)

Equity Compensation Plans Approved By Security Holders	1,088,540	$4.00	427,427
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	1,088,540	$4.00	427,427

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required pursuant to this Item 13 concerning certain relationships and related transactions, as applicable, will be included in the Company’s 2015 Proxy Statement under the section “Certain Relationships and Related Transactions” and is incorporated herein by reference.  Information required pursuant to this Item 13 concerning director independence will be included in the Company’s 2015 Proxy Statement under the section “Corporate Governance – Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required pursuant to this Item 14 concerning our principal accountant fees and services will be included in our 2015 Proxy Statement under the section Proposal 3 – “Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

Schedule II — Valuation Allowances and Qualifying Accounts is included in Note 22 to the consolidated financial statements, which are included following Item 15 of this Annual Report on Form 10-K.

3.	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(b)	The exhibits filed with this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(c)	None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Synergetics USA, Inc.

We have audited the accompanying consolidated balance sheets of Synergetics USA, Inc. and Subsidiaries as of July 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2015.  Synergetics USA, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergetics USA, Inc. and Subsidiaries as of July 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synergetics USA, Inc. and Subsidiaries’ internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO), and our report dated October 13, 2015 expressed an unqualified opinion.

/s/ UHY LLP

St. Louis, Missouri
October 13, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Synergetics USA, Inc.

We have audited Synergetics USA, Inc. and Subsidiaries’ internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synergetics USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Synergetics USA, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of Synergetics USA, Inc. and Subsidiaries, and our report dated October 13, 2015 expressed an unqualified opinion.

/s/ UHY LLP
St. Louis, Missouri
October 13, 2015

Synergetics USA, Inc. and Subsidiaries
Consolidated Balance Sheets
July 31, 2015 and 2014
(Dollars in thousands, except share and per share data)

	2015	2014
Assets
Current Assets
Cash and cash equivalents	$11,911	$15,443
Accounts receivable, net of allowance for doubtful accounts of $700 and $722, respectively	13,935	14,641
Inventories	16,696	15,134
Income taxes refundable	--	--
Prepaid expenses	1,390	1,223
Deferred income taxes	2,346	2,042
Total current assets	46,278	48,483
Property and Equipment, net	10,519	8,785
Intangible and Other Assets
Goodwill	17,133	12,738
Intangible assets, net	21,572	13,383
Deferred income taxes	--	1,219
Cash value of life insurance	119	107
Total assets	$95,621	$84,715
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,078	$2,530
Accrued expenses	3,576	2,845
Income taxes payable	193	386
Current maturities of long-term debt	550	--
Deferred revenue	1,288	1,288
Total current liabilities	9,685	7,049
Long-Term Liabilities
Borrowings under term loan facility	1,925	--
Deferred revenue	11,954	13,242
Deferred income taxes	776	--
Contingent acquisition liability	2,839	--
Total long-term liabilities	17,494	13,242
Total liabilities	27,179	20,291
Commitments and Contingencies (Notes 12 and 19)
Stockholders’ Equity
Common stock at July 31, 2015 and July 31, 2014, $0.001 par value, 50,000,000 shares authorized; 25,573,287 and 25,364,608 shares issued and outstanding, respectively	26	25
Additional paid-in capital	29,472	28,594
Retained earnings	40,638	36,160
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,694)	(355)
Total stockholders’ equity	68,442	64,424
Total liabilities and stockholders’ equity	$95,621	$84,715

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Years Ended July 31, 2015, 2014 and 2013
(Dollars in thousands, except share and per share data)

	2015	2014	2013
Net sales	$75,019	$64,769	$62,796
Cost of sales	34,802	28,540	30,425
Gross profit	40,217	36,229	32,371
Operating expenses
Research and development	4,261	5,158	3,643
Sales and marketing	15,367	14,360	13,805
Medical device excise tax	487	486	289
Exit costs	719	682	--
General and administrative	13,293	10,962	10,913
	34,127	31,648	28,650
Operating income	6,090	4,581	3,721
Other income (expenses)
Investment income	11	10	31
Interest expense	(82)	(19)	(28)
Miscellaneous	--	(11)	(35)
	(71)	(20)	(32)
Income from continuing operations before provision for income taxes	6,019	4,561	3,689
Provision for income taxes	1,541	1,498	1,130
Net income	$4,478	$3,063	$2,559
Earnings per share:
Basic	$0.18	$0.12	$0.10
Diluted	$0.18	$0.12	$0.10
Basic weighted average common shares outstanding	25,362,166	25,323,622	25,243,010
Diluted weighted average common shares outstanding	25,449,027	25,393,264	25,337,525
Net income	$4,478	$3,063	$2,559
Foreign currency translation adjustment	(1,339)	104	47
Comprehensive income	$3,139	$3,167	$2,606

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended July 31, 2015, 2014 and 2013
(Dollars in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, August 1, 2012	25,160,069	$25	$26,421	$30,538	$(506)	$56,478
Net income	--	--	--	2,559	--	2,559
Foreign currency translation adjustment	--	--	--	--	47	47
Restricted stock grants	58,272	--	293	--	--	293
Stock-based compensation	15,309	--	638	--	--	638
Proceeds from stock options Exercised	59,310	--	65	--	--	65
Tax benefit associated with stock options exercised	--	--	72	--	--	72
Balance, July 31, 2013	25,292,960	$25	$27,489	$33,097	$(459)	$60,152
Net Income	--	--	--	3,063	--	3,063
Foreign currency translation Adjustment	--	--	--	--	104	104
Restricted stock grants	7,000	--	426	--	--	426
Stock-based compensation	14,648	--	582	--	--	582
Proceeds from stock options Exercised	50,000	--	59	--	--	59
Tax benefit associated with stock options exercised	--	--	38	--	--	38
Balance, July 31, 2014	25,364,608	$25	$28,594	$36,160	$(355)	$64,424
Net Income	--	--	--	4,478	--	4,478
Foreign currency translation Adjustment	--	--	--	--	(1,339)	(1,339)
Restricted stock grants	172,221	--	361	--	--	361
Restricted stock relinquished for tax payments		--	(95)	--	--	(95)
Stock-based compensation	13,958	--	568	--	--	568
Proceeds from stock options Exercised	22,500	1	28	--	--	29
Tax benefit associated with stock options exercised	--	--	16	--	--	16
Balance, July 31, 2015	25,573,287	$26	$29,472	$40,638	$(1,694)	$68,442

See Notes to Consolidated Financial Statements.

Synergetics USA Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended July 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Cash Flows from Operating Activities
Net income	$4,478	$3,063	$2,559
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	1,621	1,173	1,123
Amortization of intangible assets	1,232	876	680
Amortization of deferred financing costs	23	--	--
Provision for doubtful accounts receivable	53	338	207
Stock-based compensation	833	1,008	931
Deferred income taxes	94	1,836	(49)
(Gain) loss on sale of equipment	31	(10)	35
Changes in assets and liabilities
(Increases) decreases in:
Accounts receivable	640	(406)	(2,553)
Inventories	535	179	1,191
Prepaid expenses and other current assets	154	(221)	(130)
Income taxes refundable	--	254	(254)
Increase (decrease) in:
Accounts payable	1,105	(849)	845
Accrued expenses	602	(667)	603
Deferred revenue	(1,288)	(1,288)	(1,288)
Income taxes payable	(356)	380	(235)
Net cash provided by (used in) operating activities	9,757	5,666	3,665
Cash Flows from Investing Activities
Proceeds on the sale of equipment	1	18	55
Purchase of property and equipment	(1,225)	(922)	(550)
Acquisition of patents and other intangibles	(230)	(258)	(412)
Acquisitions, less cash acquired	(13,177)	(1,387)	(2,848)
Increase in cash value of life insurance	(12)	(11)	(3)
Net cash used in investing activities	(14,643)	(2,560)	(3,758)
Cash Flows from Financing Activities
Deferred financing costs	(102)	--	--
Proceeds from borrowings under the Term Loan Facility	2,750	--	--
Principal payments on long-term debt	(275)	--	--
Tax benefit associated with the exercise of non-qualified stock options	16	38	72
Proceeds from the issuance of common stock	29	59	65
Net cash provided by financing activities	2,418	97	137
Foreign exchange rate effect on cash and cash equivalents	(1,064)	(230)	(254)
Net increase (decrease) in cash and cash equivalents	(3,532)	2,973	(210)
Cash and cash equivalents
Beginning	15,443	12,470	12,680
Ending	$11,911	$15,443	$12,470

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$47	$19	$28
Income taxes (received) paid	1,589	(1,009)	1,568
Supplemental Schedule of Non-cash Investing and Financing Activity
Purchase of equipment included in accounts payable	124	17	120

See Notes to Consolidated Financial Statements.

Synergetics USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: Synergetics USA, Inc. (“Synergetics USA” or the “Company”) is a Delaware corporation incorporated on June 2, 2005, in connection with the reverse merger of Synergetics, Inc. (“Synergetics”) and Valley Forge Scientific Corp. (“Valley Forge”) and the subsequent reincorporation of Valley Forge (the predecessor to Synergetics USA) in Delaware. Synergetics USA is a leading supplier of precision surgical devices.  Through continuous improvement and development of its people, the Company’s mission is to design, manufacture and market innovative surgical devices, surgical equipment and consumables of the highest quality in order to assist and enable surgeons who perform surgery around the world to provide a better quality of life for their patients.   The Company’s primary focus is on targeted segments within the surgical disciplines of ophthalmology and neurosurgery. Its distribution channels include a combination of direct and independent distributor sales organizations and important strategic alliances with market leaders. The Company is located in O’Fallon, Missouri, King of Prussia, Pennsylvania, California, Corby and Redditch, United Kingdom.  During the ordinary course of its business, the Company grants unsecured credit to its domestic and international customers.

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

Goodwill and other intangibles: Absent any impairment indicators, goodwill is tested for impairment on an annual basis.  The Company performs its goodwill impairment tests during the fourth fiscal quarter.  The Company has adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other:  Testing Goodwill for Impairment” and ASU No. 2012-12, “Intangibles – Goodwill and Other:  Testing Indefinite-Lived Intangible Assets for Impairment,” which permits the Company to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that goodwill and other intangibles have been impaired.  The Company has determined, based upon an assessment of qualitative factors, that it is more likely than not that goodwill and other intangibles have not been impaired and no further testing was performed as of July 31, 2015.  Other intangible assets, consisting of proprietary know-how, trademarks, tradenames, licensing agreements, patents and other intangibles, are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter.  These periods range from three to fifteen years.  The life of a trademark and tradename is inextricably related to the life of the product bearing the mark or the life of the business entity owning the trademark or tradename.  The Company intends to use the Malis® trademark and the Sterimedix tradename indefinitely, and therefore, their useful lives are not limited to any specific product. The trademark and tradename constitute indefinite-lived intangibles that will be used in perpetuity.  Proprietary know-how consists of the patented technology which is included in the Company’s core product lines, bipolar electrosurgical generators. The Company also recorded intangible assets related to proprietary know-how and customer relationships in relation to its three recent acquisitions. Proprietary technology and expertise are distinguishing features of the Company’s products and represent a valuable intangible asset.

Patents: Incremental legal and other costs to obtain the patent are capitalized to a patent asset.  Salaries, benefits and other direct costs of product development are expensed as operating expenses in research and development (“R&D”) costs.  Patents are amortized to operations under the straight-line method over the remaining statutory life of the patent.

Deferred revenue: On April 23, 2010, the Company entered into a Settlement and License Agreement with Alcon, Inc. (“Alcon”)  pursuant to which Alcon paid to the Company $32.0 million. The net proceeds to the Company were $21.4 million after contingency payments to attorneys. The Company recognized a gain from this agreement of $2.4 million in the third quarter of fiscal 2010. The remaining $19.0 million has been accounted for as an up-front license fee under the Confidential Settlement and License Agreement and was deferred and recognized as earned over a period estimated to be 15 years based upon estimated shipments to Alcon under a related Supply Agreement.  On February 13, 2012, Alcon informed the Company that it had decided to cancel the project, orders and forecasts covering the two products to have been supplied under the Supply Agreement. However, the Supply Agreement remains in effect and the Company has continuing performance obligations associated with the Supply Agreement. Therefore, the Company plans to recognize the remaining deferred revenue associated with the Supply Agreement ratably over the next 11 years which is the remaining life of the patents and associated Supply Agreement. The Company recognized $1.3 million of this deferred revenue in each of the fiscal years ended July 31, 2015, 2014 and 2013, respectively.

	July 31, 2015	July 31, 2014
Deferred revenue – Alcon settlement	$13,242	$14,530
Less: Short-term	1,288	1,288
Long-term portion	$11,954	$13,242

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

The Company’s policy is to recognize interest and penalties through income tax expense.  As of July 31, 2015, the 2012 to 2014 tax years remain subject to examination by major tax jurisdictions.  There were no federal income tax audits in process as of July 31, 2015. There is one state and one international audit currently in progress.

Fair value of financial instruments: The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, contingent acquisition liability and borrowings.  As of July 31, 2015 and 2014, the carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturity of these instruments.

Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized.  No impairment indicators existed as of July 31, 2015.

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

As of July 31, 2015, the Company’s contingent acquisition liability is presented on the balance sheet at fair value.  The liability is categorized as Level 3, as the fair value is based on a discounted cash flow methodology using Company estimates of the amount and timing of gross profit to be earned from the Sterimedix Acquisition.  See further discussion of the calculation in Note 3, “Acquisitions.”  Any future change required to the contingent acquisition liability will be reflected in the consolidated statement of income and comprehensive income.

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

Advertising: The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was approximately $278,000, $197,000 and $146,000 for the years ended July 31, 2015, 2014 and 2013, respectively.

Royalties: The Company pays royalties to doctors and medical institutions for providing assistance in the design and development of various devices and components.  Royalties are paid quarterly based on the sales of the instrument or components.  Royalty expense was approximately $348,000, $346,000 and $331,000 for the years ended July 31, 2015, 2014 and 2013, respectively.

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

	Year Ended July 31,
	2015	2014	2013
Basic weighted average common shares	25,362,166	25,323,622	25,243,010
Stock options	86,861	69,642	94,515
Dilutive weighted average common shares	25,449,027	25,393,264	25,337,525

Stock option shares of 435,957, 650,579 and 533,079 were excluded from computation of weighted average diluted shares because the effect would be antidilutive for the years ended July 31, 2015, 2014 and 2013, respectively.

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

    On October 1, 2013, the Company announced plans to close its King of Prussia, Pennsylvania facility and consolidate the manufacturing operations into its existing facility in O’Fallon, Missouri. The Company concluded manufacturing at this facility in February 2015. Costs are recognized in “Exit costs” in the consolidated statements of income and comprehensive income.  As of July 31, 2015 and 2014, the Company had a current liability of $0 and $112,000, respectively, for employee termination benefits in accrued expenses.

(dollars in thousands)	Twelve Months Ended July 31,		Cumulative as of July 31, 2015	Total Expected to be Incurred
	2015	2014
Employee termination costs	$304	$615	$919	$919
Other associated costs	415	67	482	482
	$719	$682	$1,401	$1,401

Termination Costs

Exit liabilities at August 1, 2013	$--
Additions	682
Payments/settlements	(570)
Exit liabilities at July 31, 2014	$112
Additions	126
Payments/settlements	(238)
Exit liabilities at July 31, 2015	$--

Note 3.	Acquisitions

On December 10, 2014, the Company entered into the Share Purchase Agreement (the "Sterimedix Acquisition Agreement") with shareholders (the "Sellers") of Sterimedix Limited ("Sterimedix"), a private manufacturer of cannulas, needles and other disposable products for ophthalmic and aesthetic procedures incorporated in England and Wales.  Pursuant to the Sterimedix Acquisition Agreement, the Company purchased all of the outstanding share capital of Sterimedix for net cash consideration of $13.2 million (the "Sterimedix Acquisition") plus future contingent consideration in the form of an earn-out (see discussion below).

Pursuant to the Sterimedix Acquisition Agreement, the Sellers are entitled to receive earn-out payments, calculated as 136.7% of the amount by which Sterimedix’s defined gross profit exceeds the following amounts for each annual period:

(i)	£3,190,000 for the year ended December 31, 2015;
(ii)	£3,767,500 for the year ended December 31, 2016; and
(iii)	£4,400,000 for the year ended December 31, 2017.

The fair value of the future earn out payments recorded at the acquisition date was $2.8 million, determined using a discounted cash flow methodology on probability-weighted expected cash flows.  These cash flows resulted in a range of estimated payouts of $0 to $5.9 million over the three-year period.   The fair value of the obligation is based on the Company’s estimates of future cash flows, which are contingent upon a number of assumptions, particularly product demand and pricing.   Any future change required to the fair value of the contingent acquisition liability will be reflected in the consolidated statement of income and comprehensive income.

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

The amounts of identifiable assets acquired and liabilities assumed as of December 10, 2014 are set forth below at the exchange rate in effect at that date (dollars in thousands):

Accounts receivable	$715
Inventory	1,617
Other current assets	138
Property, plant and equipment	2,187
In-process R&D	343
Tradenames	2,894
Customer relationships	4,999
Other amortizable intangibles	1,026
Goodwill	4,519
Total assets	$18,438

Current liabilities	$827
Deferred tax liabilities	1,597
Total liabilities	$2,424

Net assets acquired	$16,014

The goodwill attributed to the acquisition reflects market-related synergies and growth opportunities, as well as unrecognized intangible assets, including workforce-in-place and future new product development potential.

During the period from December 10, 2014 through July 31, 2015, Sterimedix recognized net sales of $5.7 million and generated net income of approximately $851,000.  For the fiscal year ended July 31, 2015, the Company incurred $341,000 in acquisition-related costs, which are included in general and administrative expenses in the consolidated statements of income and comprehensive income.

The accompanying consolidated statements of income for the fiscal year ended July 31, 2015 reflect the revenues and expenses of Sterimedix since the acquisition date.  The following unaudited pro forma consolidated financial information is presented as if the Sterimedix Acquisition had occurred at the beginning of each year presented.  These unaudited pro forma results  are provided for illustrative purposes only and are not necessarily indicative of either the historical results that would have been attained if this acquisition had actually occurred during these periods, or of the results that will be attained in the future as a result of this acquisition (in thousands):

	Fiscal Year Ended July 31,
Pro Forma (unaudited)	2015	2014
Net Sales	$77,629	$70,208
Net Income	$4,888	$2,579
Basic earnings per share	$0.19	$0.10
Diluted earnings per share	$0.19	$0.10

On May 3, 2014, the Company acquired a private original equipment manufacturing company incorporated in the United States for net cash consideration of $1.4 million, resulting in the recognition of $0.8 million of intellectual property and $0.4 million of goodwill, including the impact of deferred income taxes.  The results of operations for the acquired company have been included in the consolidated statement of income from the date of acquisition.

On July 8, 2013, the Company acquired M.I.S.S. Ophthalmics Limited (“M.I.S.S.”), a private company incorporated in England and Wales that had been the Company’s distributor of ophthalmic products in the United Kingdom, for net cash consideration of $2.8 million.  M.I.S.S.’s wholesale distribution activities contributed approximately $1.1 million in revenue to the Company in fiscal 2013.

The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition resulting in the recognition of $0.9 million of intellectual property and $1.5 million of goodwill.  The results of operations for M.I.S.S. have been included in the consolidated statement of income from the date of acquisition.

The Company recognized $64,000 and $70,000 of transaction related costs that were expensed in the years ended July 31, 2014 and 2013, respectively.  Acquired goodwill is not deductible for tax purposes.

Note 4.	OEM Partner Agreements

The Company sells all of its generators and a majority of its neurosurgery instruments and accessories to two U.S. based national and international OEM partners as described below:

Codman

In the neurosurgical market, the bipolar electrosurgical system manufactured by Valley Forge prior to the merger has been sold for over 30 years through a series of distribution agreements with Codman, an affiliate of Johnson & Johnson.  On April 2, 2009, the Company executed a new, three-year distribution agreement with Codman for the continued distribution by Codman of certain bipolar generators and related disposables and accessories, effective January 1, 2009.  In addition, the Company entered into a new, three-year license agreement, which provides for the continued licensing of the Company’s Malis® trademark to Codman for use with certain Codman products, including those covered by the distribution agreement.  Both agreements expired on December 31, 2011 and have renewed for three years.  In December 2010, Codman elected to exercise its option of exclusive distribution with respect to the bipolar generators and related disposables and accessories in the fields of neurocranial and neurospinal surgery.  On December 16, 2014, the Company executed an amendment to the agreements effective as of December 9, 2014.  The amendment extends the terms of the agreements until December 31, 2015.  All other provisions remain unchanged.

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

Total sales to Codman and its respective percent of the Company’s net sales for the years ended July 31, 2015, 2014 and 2013, including the historical sales of generators, accessories and disposable cord tubing that the Company has supplied in the past, as well as the disposable bipolar forceps sales resulting from the addendum to the existing distribution agreement, were as follows (dollars in thousands):

	Year Ended July 31,
	2015	2014	2013
Net sales	$17,323	$15,173	$14,097
Percent of net sales	23.1%	23.4%	22.4%

Stryker Corporation (“Stryker”)

The Company supplies a multi-channel ablation generator, used for minimally invasive pain treatment, to Stryker pursuant to a supply and distribution agreement dated as of October 25, 2004, as amended.  The agreement expired on June 30, 2015.

On March 31, 2010, the Company entered into a supply agreement with Stryker pursuant to which the Company agreed to supply Stryker with disposable ultrasonic aspirator instrument tips and certain other consumable products used in conjunction with Stryker’s ultrasonic aspirator console and handpieces.  The agreement expires on March 31, 2019.

Total sales to Stryker and its respective percent of the Company’s net sales for the years ended July 31, 2015, 2014 and 2013, including the historical sales of pain control generators, and accessories that the Company has supplied in the past, as well as the disposable ultrasonic aspirator instrument tips sales and certain other consumable products resulting from the new agreements, were as follows (dollars in thousands):

	Year Ended July 31,
	2015	2014	2013
Net sales	$13,507	$10,779	$10,815
Percent of net sales	18.0%	16.6%	17.2%

No other customer comprises more than 10 percent of sales in any given year.

Note 5.	Fair Value Information

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued liabilities, contingent acquisition liability and borrowings, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables, current liabilities and borrowings under the credit facilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company’s cash and financial instruments, and outstanding debt balances approximate their fair value.

As of July 31, 2015 the contingent acquisition liability is presented on the balance sheet at fair value.  See further discussion in Note 3, “Acquisitions”.

Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment or when tested for impairment at least annually and recorded at fair value only when impairment is recognized. No impairment indicators existed as of July 31, 2015.

Note 6.	Inventories

Inventories as of July 31, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014
Raw material and component parts	$7,909	$5,900
Work in progress	2,248	2,077
Finished goods	6,539	7,157
	$16,696	$15,134

Note 7.	Property and Equipment

     Property and equipment as of July 31, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014
Land	$1,488	$984
Building and improvements	6,912	6,650
Machinery and equipment	10,940	9,023
Furniture and fixtures	1,703	1,182
Software	1,132	1,113
Construction in progress	212	153
	22,387	19,105
Less accumulated depreciation	11,868	10,320
	$10,519	$8,785

Depreciation expense is included in both cost of sales, selling and general and administrative expenses.  Approximately 25% of our long-lived assets are outside of the United States.  Depreciation expense for the years ended July 31, 2015, 2014 and 2013 was approximately $1.6 million, $1.2 million and $1.1 million, respectively.

Note 8.	Goodwill

Goodwill as of July 31, 2015 and 2014 were as follows (dollars in thousands):

	July 31, 2015	July 31, 2014

Reverse merger (September 21, 2005)	$10,660	$10,660
M.I.S.S. (July 8, 2013)	1,511	1,639
Sterimedix (December 10, 2014)	4,523	--
Other	439	439
	$17,133	$12,738

Note 9.	Other Intangible Assets

Information regarding the Company’s intangible assets is as follows (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
	July 31, 2015
Proprietary know-how	$4,208	$2,555	$1,653
Trademarks	5,950	--	5,950
Tradenames	3,309	83	3,226
Licensing agreements	5,694	3,165	2,529
Patents	2,599	1,171	1,428
Other intangibles	7,147	361	6,786
	$28,907	$7,335	$21,572

	July 31, 2014
Proprietary know-how	$4,208	$2,208	$2,000
Trademarks	5,944	--	5,944
Licensing agreements	5,694	2,895	2,799
Patents	2,375	903	1,472
Other intangibles	1,279	111	1,168
	$19,500	$6,117	$13,383

 See Note 3 related to intangible assets acquired in the Sterimedix Acquisition.

Amortization is included in general and administrative expense and was $1,232,000, $876,000 and $680,000 for the years ended July 31, 2015, 2014 and 2013, respectively.  Amortization for the next five years is expected to approximate $1.4 million annually.

Note 10.	Accrued Expenses

Accrued expenses as of July 31, 2015 and 2014 consisted of the following (dollars in thousands):

	2015	2014
Payroll, commissions and employee benefits	$2,337	$1,402
Operations/services	959	832
Taxes other than income	280	611
	$3,576	$2,845

Note 11.	Debt

Revolving Credit Facility: The Company has a credit facility with a bank which allows for borrowings of up to $9.5 million.  There were no borrowings under this facility at July 31, 2015.

Equipment Line of Credit: Under this credit facility, the Company may borrow up to $1.0 million.  There were no borrowings under this facility at July 31, 2015.

Term Loan Facility:  The Company has a credit facility with a bank which allows for borrowings of up to $13.0 million with $6.5 million restricted for earn-out payments required under the Sterimedix Acquisition Agreement. The Company borrowed $2.75 million under this facility to fund, in-part, the Sterimedix Acquisition, $2.5 million of which remained outstanding at July 31, 2015. The advances under the term loan are amortized quarterly over five years.  Payments in fiscal 2016, 2017, 2018 and 2019 will be $550,000 with the final payment of $275,000 due in 2020.

These facilities bear interest based on either the one-, two- or three-month LIBOR plus 1.75 percent and adjusting each quarter based upon our total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA).  As of July 31, 2015, interest under the facilities was 1.93 percent.  The unused portion of the facilities is charged at a rate of 0.20 percent.  The termination date of the facilities is February 28, 2018.  The facilities are collateralized by substantially all of the Company’s assets.

These facilities have two financial covenants: a maximum total debt to EBITDA ratio of 2.25 times and a minimum fixed charge coverage ratio of 1.25 times. The facilities restrict the payment of dividends if, following the distribution, the fixed charge coverage ratio would fall below the required minimum. The Company was in compliance with its covenants as of July 31, 2015.

Note 12.	Operating Leases

The Company leases various equipment, a portion of its facilities in O’Fallon, Missouri, the facility in California and the facility in King of Prussia, Pennsylvania under operating leases.  The O’Fallon, Missouri lease expires in February 2016, the California lease expires in November 2017 and the King of Prussia, Pennsylvania lease expires in October 2015.

The approximate minimum rental commitment under non-cancelable operating leases as of July 31, 2015 is due as follows (dollars in thousands):

Year Ending July 31,	Amount
2016	$267
2017	122
2018	67
2019	41
2020	10
$507

Rent expense incurred and charged to cost of sales and selling, general and administrative expenses was approximately $491,000, $457,000 and $364,000 for the years ended July 31, 2014, 2013 and 2012, respectively.

Note 13.	Income Tax Matters

     The Company and its wholly owned subsidiaries file as a single entity for income tax reporting purposes.  The net deferred income tax amounts included in the accompanying consolidated balance sheets as of July 31, 2015 and 2014 include the following amounts as deferred income tax assets and liabilities (dollars in thousands):

	2015	2014
Deferred tax assets:
Accounts receivable	$192	$204
Inventories	1,111	1,002
Accrued liabilities	201	173
Deferred revenue	4,879	5,456
Other	465	172
Loss on foreign subsidiaries	2,370	1,720
Valuation allowance	(2,370)	(1,720)
	6,848	7,007
Deferred tax liability
Property and equipment	986	960
Other intangible assets	4,292	2,786
	5,278	3,746
	$1,570	$3,261

The Company recorded a valuation allowance of the losses of its foreign subsidiaries in conjunction with its overall income tax strategy including the inclusion of its foreign losses on its U.S. tax return.

The deferred tax amounts noted above have been classified on the accompanying consolidated balance sheets as of July 31, 2015 and 2014, as follows (dollars in thousands):

	2015	2014
Current assets	$2,346	$2,042
Long-term asset		1,219
Long-term liability	(776)	--
	$1,570	$3,261

The provision for income taxes for the years ended July 31, 2015, 2014 and 2013, consisted of the following (dollars in thousands):

	2015	2014	2013
Current (receivable) payable	$1,447	$(338)	$1,179
Deferred	94	1,836	(49)
	$1,541	$1,498	$1,130

Reconciliation of the Company’s income tax at the statutory rate to the Company’s effective rate is as follows:

	2015	2014	2013
Computed at the statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	1.8	2.4	2.5
Foreign rate differential	(4.2)	(3.2)	--
Production deduction for domestic manufacturers	(2.7)	(2.0)	(4.3)
State tax settlement	(3.7)	--	--
Research and experimentation	(1.7)	(1.6)	(5.3)
Other	2.1	3.2	3.7
	25.6%	32.8%	30.6%

Note 14.	Employee Benefit Plan

The Company has a 401(k) savings plan, which covers employees who have attained the age of 18 and who have been credited with at least one year of service.  Company contributions are made at the discretion of the Board of Directors.  The Company contributed $163,000, $120,000 and $203,000 to the plan for the years ended July 31, 2015, 2014 and 2013.

Note 15.	Stock-Based Compensation Plans

Stock Plans

In addition to the historical options outstanding for Synergetics prior to the merger, the Company has options outstanding under two existing active option plans and two terminated plans of Valley Forge.  Under the Amended and Restated Synergetics USA, Inc. 2001 Stock Plan (the “2001 Plan”), 2,000,000 shares of common stock are authorized for issuance to employees, officers and consultants of the Company.  There were 167,427 options and restricted shares available for award at July 31, 2015 under the 2001 Plan.  Pursuant to the Amended and Restated Synergetics USA, Inc. 2005 Non-Employee Directors’ Stock Option Plan, as amended (the “Non-Employee Directors’ Stock Option Plan”), 700,000 shares of common stock are authorized for issuance to non-employee directors.  There were 260,000 options available for future grants at July 31, 2015 under the Non-Employee Directors’ Stock Option Plan.  Generally, options are granted with an exercise price equal to market value at the date of grant and expire ten years from the date of the grant.  Generally, stock options granted under these plans vest over a three to five-year period, with the exception of the non-employee director options, which vest over a 12-month period. In conjunction with the Company’s annual review of its long-term incentive compensation plan, options to purchase 300,000 shares of common stock and 200,000 shares of restricted stock were granted during the second quarter of fiscal 2015 that vest when the Company achieves $100 million of sales for an annual period.

Stock Options

A summary of the status of the fixed awards at July 31, 2015, 2014 and 2013 and changes during the years ended on those dates is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, August1, 2012	679,745	$3.80
Granted	142,227	$4.52
Forfeited	(15,000)	$4.54
Exercised	(59,310)	$1.10
Options outstanding, July 31, 2013	747,662	$3.23
Granted	117,500	$3.64
Forfeited	--	--
Exercised	(50,000)	$1.17
Options outstanding July 31, 2014	815,162	$4.25
Granted	353,000	$3.49
Forfeited	(57,122)	$5.38
Exercised	(22,500)	$1.27
Options outstanding July 31, 2015	1,088,540	$4.00

Options exercisable, July 31, 2015	624,455	$4.06

A summary of the unvested awards outstanding at July 31, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested options, beginning of period	232,863	$3.50
Granted	353,000	$2.56
Vested	(121,778)	$2.92
Unvested options, period end	464,085	$2.91

Proceeds, related tax benefits realized from options exercised and the intrinsic value of options exercised were as follows (dollars in thousands), except exercise price:

	Fiscal Year Ended
	July 31, 2015	July 31, 2014	July 31, 2013
Proceeds of options exercised	$29	$59	$65
Related tax benefit recognized	16	38	72
Intrinsic value of options exercised	23	48	56

The following table provides information about options outstanding and exercisable options at July 31, 2015 (dollars in thousands):

	Options Outstanding	Exercisable Options
Aggregate intrinsic value	$3,312	$1,959
Weighted average contractual term	6.8 years	5.3 years

The weighted average remaining life for options outstanding and weighted average exercise price per share for exercisable options at July 31, 2015 were as follows:

	Options Outstanding		Exercisable Options
	Shares	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Remaining Contractual Life (in years)
<$ 2.00	102,083	4.0 years	102,083	4.0 Years
$2.01 to $3.00	40,000	2.3 years	40,000	2.3 Years
$3.01 to $4.00	497,500	8.5 years	144,377	6.7 Years
$4.01 to $5.00	229,813	5.7 years	186,307	5.4 Years
$5.01 to $6.21	219,144	6.0 years	151,689	5.5 Years
Total	1,088,540	6.8 years	624,455	5.3 Years

The following table provides the assumptions used in the Black-Scholes model:

	Fiscal Year Ended July 31,
	2015	2014	2013
Expected average risk-free interest rate	2.10 to 2.19%	2.90%	1.72%
Expected average life (in years)	10	10	10
Expected volatility	65.7%	68.6%	70.5%
Expected dividend yield	0.0%	0.0%	0.0%

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

The following table provides information about restricted stock awards during the fiscal year ended July 31, 2015, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of August 1, 2012	431,778	$3.82
Granted	70,307	$4.52
Forfeited	(10,160)	$3.47
Vested	(86,677)	$4.57
Balance as of July 31, 2013	405,248	$3.79
Granted	7,000	$3.38
Forfeited	(2,335)	$3.88
Vested	(134,366)	$4.52
Balance as of July 31, 2014	275,547	$3.42
Granted	208,000	$3.43
Forfeited	(4,334)	$4.27
Vested	(189,399)	$2.47
Balance as of July 31, 2015	289,814	$4.04

Compensation expense associated with stock-based compensation plans as of July 31, 2015, 2014 and 2013 was as follows (dollars in thousands):

	July 31, 2015	July 31, 2014	July 31, 2013
Stock Options:
Directors	$133	$163	$230
Employees	380	364	233
Total	$513	$527	$463
Restricted Stock
Employees	$361	$426	$413
Advisors	55	55	55
Total	416	481	468
Total Compensation Expense	$929	$1,008	$931
Income Tax benefits from Share-based Compensation	$238	$331	$285

As a result of the cessation of production at the King of Prussia facility and resulting acceleration of vesting of stock compensation, $201,000 of this compensation expense is included in Exit Costs for the fiscal year ended July 31, 2014.

As of July 31, 2015, there was approximately $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s 2001 Plan to be recognized as follows: $904,000 in fiscal 2016, $605,000 in fiscal 2017, $411,000 in fiscal 2018 and $82,000 in fiscal 2019.

Note 16.	Stockholders’ Equity

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

In addition to shares issued under employee and director compensation plans, 13,958 shares were granted to advisory consultants under the 2001 Plan during the fiscal year ended July 31, 2015.

Note 17.	Research and Development Costs

R&D costs related to both future and present products are charged to operations as incurred.  The Company incurred approximately $4.3 million, $5.2 million and $3.6 million of R&D costs during the years ended July 31, 2015, 2014 and 2013, respectively.

Note 18.	Enterprise-wide Sales Information

The Company reviewed its sales presentation once it had completed the Sterimedix Acquisition and determined that a more comprehensive approach to its ophthalmic and neurosurgery sales is now required to more completely describe its revenues by market as compared to its method of distribution.  The enterprise-wide sales presentation shown below incorporates both the revised presentation and the previous presentation for the fiscal years ended July 31, 2015, 2014 and 2013, respectively:

Enterprise-wide sales information as of July 31, 2015, 2014 and 2013 consisted of the following (dollars in thousands):

	Fiscal Year Ended July 31,
	2015	2014	2013
Presentation based upon market
Net Sales
Ophthalmic (1)	$41,976	$37,433	$36,348
Neurosurgery (2)	31,694	26,844	25,834
Other (3)	1,349	492	614
	$75,019	$64,769	$62,796
Presentation based upon distribution
Net Sales
Ophthalmic (4)	$33,509	$35,242	$35,446
OEM (5)	40,678	28,671	26,469
Other (6)	832	856	881
Total	$75,019	$64,769	$62,796
Net Sales
Domestic	$52,530	$47,794	$46,489
International	22,489	16,975	16,307
Total	$75,019	$64,769	$62,796

(1)	Net sales from Ophthalmic represent all sales of ophthalmic devices from direct sales representatives, distribution partners and OEMs. Recognition of deferred revenue of $1.3 million from Alcon is included in this category for the fiscal years ended 2015, 2014 and 2013, respectively.
(2)	Net sales from Neurosurgery represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and certain neurosurgery disposables sold through distribution. Many of the products that the Company sells to its neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in the Company’s domestic revenues.
(3)	Other net sales represent all sales of aesthetic devices and other miscellaneous revenues.
(4)	Net sales from Ophthalmic represent sales of ophthalmic devices from direct sales representatives and distribution partners.
(5)	Net sales from OEM represent sales of electrosurgery generators, disposable bipolar forceps and related accessories and royalties from Codman, multi-channel generators, disposable ultrasonic tips and related accessories to Stryker and sales of certain disposable products. Recognition of deferred revenues of $1.3 million from Alcon is included in this category for the fiscal years ended 2015, 2014 and 2013, respectively. Many of the products that the Company sells to its neurosurgery OEM customers are shipped to their non-U.S. customers in various countries around the world, but are included in the Company’s domestic revenues.
(6)	Other net sales represent direct neurosurgery revenues and other miscellaneous revenues.

Note 19.	Commitments and Contingencies

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

Note 20.	Quarterly Financial Data (Unaudited)

The following table provides the Company’s quarterly information as presented in the Form 10-Q (dollars in thousands except share and per share data):

Quarters ended:	July 31, 2015*	April 30, 2015*	January 31, 2015*	October 31, 2014
Net sales	$20,809	$19,375	$18,189	$16,646
Gross profit	11,258	10,105	9,584	9,270
Operating income	1,966	1,769	1,198	1,157
Net income	1,529	1,229	952	768
Earnings per share - basic	$0.06	$0.05	$0.04	$0.03
Earnings per share - diluted	$0.06	$0.05	$0.04	$0.03
Basic weighted average common shares outstanding	25,372,653	25,371,764	25,364,574	25,339,983
Diluted weighted average common shares outstanding	25,505,648	25,476,336	25,424,835	25,390,181

Quarters ended:	July 31, 2014**	April 30, 2014	January 31, 2014	October 31, 2013
Net sales	$18,008	$16,135	$15,096	$15,530
Gross profit	9,995	8,912	8,398	8,924
Operating income	2,156	1,411	(377)	1,391
Net income	1,410	943	(225)	935
Earnings per share – basic	$0.06	$0.04	$(0.01)	$0.04
Earnings per share – diluted	$0.06	$0.04	$(0.01)	$0.04
Basic weighted average common shares outstanding	25,352,326	25,331,925	25,309,641	25,294,020
Diluted weighted average common shares outstanding	25,400,341	25,392,782	25,309,641	25,389,940

*           The results of Sterimedix are reflected in our results of operations since December 10, 2014, the date of acquisition and reflect the following:

Net sales	$2,342	$2,266	$1,066
Net income	$517	$320	$14

**        The results of the private OEM Company have been reflected in our results of operations since May 3, 2014, the date of the acquisition.

Note 21.	Recent Accounting Pronouncements

In May 2014, the FASB issued an accounting standard update that provides explicit guidance on the recognition of revenue based upon the entity’s contracts with customers to transfer goods or services.  Under the new standard update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This accounting standard update will be effective for the Company in the first quarter of fiscal 2019.  The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

In July 2015, the FASB issued accounting standard update simplifying the measurement of inventory from the lower of cost or market to lower of cost and net realizable value.  It applies to entities that measure inventory using a method other than last-in, first-out or the retail inventory method.  The amendment applies to all other inventory, which includes inventory that is measured using first-in, first out or average cost.  The accounting standard update will be effective for the Company in fiscal 2018. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.

Note 22.	Valuation Allowances and Qualifying Accounts

Schedule II — Valuation Allowances and Qualifying Accounts
(dollars in thousands)

Classifications	Balance at Beginning of Year	Charges to Cost and Expenses	Charges to Other Accounts(1)	Deduction from Reserves	Balance at End of Year
Year ended July 31, 2013
Allowance for Doubtful Accounts & Returned Goods	$319	$207	$--	$31	$495
Allowance for Excess and Obsolete Inventory	$466	$1,368	$--	$--	$1,834
Year ended July 31, 2014
Allowance for Doubtful Accounts & Returned Goods	$495	$338	$--	$111	$722
Allowance for Excess and Obsolete Inventory	$1,834	$383	$--	$--	$2,217
Year ended July 31, 2015
Allowance for Doubtful Accounts & Returned Goods	$722	$113	$(75)	$60	$700
Allowance for Excess and Obsolete Inventory	$2,217	$454	$(4)	$--	$2,667

(1)	Represents foreign subsidiary financial statement translation impact charged to other comprehensive income.

Note 23.	Subsequent Event

On September 1, 2015, the Company entered into a definitive agreement (the “Merger Agreement”) with Valeant Pharmaceuticals International (“Valeant”) and Blue Subsidiary Corp., a wholly owned subsidiary of Valeant (“Merger Sub”), pursuant to which Valeant will acquire all of the outstanding common stock of the Company at the following price, each without interest thereon and subject to any applicable tax withholding: (i) $6.50 per share, net to the holder in cash, plus (ii) one non-transferable contractual contingent value right per share, which represents the right to receive up to two contingent payments, if any, of up to $1.00 in the aggregate net to the holder in cash upon the achievement of certain specified milestones within an agreed upon time period (together, the “Offer Price”). Following the completion of the tender offer, Merger Sub will commence a merger (the “Merger”) in which each untendered share of the Company will be converted into the right to receive the Offer Price. The transaction, which is expected to close in the first quarter of fiscal 2016, is subject to the tender of a majority of the Company’s outstanding common stock, regulatory approvals and other customary closing conditions.

Following the announcement of the execution of the Merger Agreement, four putative stockholder class actions were filed challenging the proposed transaction. Three of these actions were filed in the Eleventh Judicial Circuit of the State of Missouri and name as defendants all members of the Company’s Board of Directors, the Company, Valeant and Merger Sub: (i) Murphy, et al. v. Synergetics USA Inc., et al., C.A. No. 1511-CC00778 (filed September 15, 2015 and amended September 23, 2015), (ii) Glorioso, et al. v. Synergetics USA Inc., et al., C.A. No. 1511-CC00803 (filed September 23, 2015) and (iii) Scarantino, et al. v. Synergetics USA Inc., et al., C.A. No. 1511-CC00810 (filed September 28, 2015) (the complaints referenced in (i), (ii) and (iii) collectively the “Missouri Actions”). One of these actions was filed in the Court of Chancery of the State of Delaware and names as defendants all members of the Company’s Board of Directors, Valeant and Merger Sub: Nilsen, et al. v. Valeant Pharmaceuticals International, et al., C.A. No. 11552-VCL (filed September 28, 2015) (the “Delaware Action” and together with the Missouri Actions, the “Actions”).

The Actions generally allege that the members of the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders by, among other things, conducting a flawed process in considering the transaction, agreeing to an inadequate Offer Price, providing incomplete and misleading information to stockholders, and accepting unreasonable deal protection measures in the Merger Agreement that dissuade other potential bidders from making competing offers. The Actions also allege that Valeant and Merger Sub aided and abetted these alleged breaches of fiduciary duty.

All of the complaints except the Delaware Action seek, among other things: (i) declaration as a class action; (ii) an order enjoining defendants from consummating the Offer; (iii) rescission of the proposed transaction or awarding damages to members of the class in the event the transaction is consummated; and (iv) an award of fees and expenses of the action, including reasonable attorneys’ and experts’ fees. The Delaware Action seeks, among other things: (i) declaration as a class action; (ii) an order awarding damages to members of the class; and (iii) an award of fees and expenses of the action, including reasonable attorneys’ and experts’ fees. The Company believes the allegations are without merit.

On October 2, 2015, the Company, each of the members of the Company’s Board of Directors, Valeant and Merger Sub entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Actions, which sets forth the parties’ agreement in principle for a settlement of the Actions on the basis of the additional disclosures made in a supplement to the Schedule 14D-9 filed by the Company with the SEC on October 2, 2015. As explained in the MOU, the Company, the members of the Company’s Board of Directors, Valeant and Merger Sub have agreed to the settlement solely to eliminate the burden, expense and uncertainties inherent in further litigation and without admitting any liability or wrongdoing. The MOU contemplates that (i) the parties will stipulate to the certification of the Missouri Actions as a class action, consisting of a mandatory non opt-out class, that includes any and all persons who held shares of the Company’s common stock (excluding defendants, and their immediate family members, and any successors in interest thereto) at any time during the period beginning on September 1, 2015, through the date of consummation or termination of the proposed transaction, and (ii) shall seek to enter into a stipulation of settlement providing for (a) the release by plaintiffs and any member of the class, whether individual, direct, class, derivative, representative, legal, equitable, or any other type or in any other capacity, of all claims relating to the allegations in the Actions, the Offer and the Merger Agreement, and other transactions contemplated therein, or disclosures made in connection therewith, other than any properly perfected claims for appraisal pursuant to Section 262 of the Delaware General Corporation Law, or claims to enforce the settlement, as set forth in the MOU; (b) dismissal with prejudice of the Missouri Actions upon final approval of the settlement; and (c) dismissal with prejudice of the Delaware Action within two business days of the final approval of the settlement. The claims will not be released until such stipulation of settlement is approved by the Circuit Court of St. Charles County in the State of Missouri. On October 8, 2015, the Delaware Court dismissed the class action filed in Delaware, and the parties to that action will proceed as part of the Missouri actions. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation. The settlement will not affect the consideration to be received by the Company’s stockholders in connection with the Offer and the Merger Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synergetics USA, Inc.
(registrant)
October 13, 2015
/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer (Principal Executive Officer)

/s/ Pamela G. Boone
October 13, 2015	Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 13, 2015
/s/ David M. Hable
David M. Hable, President and Chief
Executive Officer and Director
(Principal Executive Officer)
October 13, 2015
/s/ Pamela G. Boone
Pamela G. Boone, Executive Vice President, Chief
Financial Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)
October 13, 2015
/s/ Robert Blankemeyer
Robert Blankemeyer, Chairman of the Board of Directors

October 13, 2015	/s/ Lawrence C. Cardinale
Lawrence C. Cardinale, Director

October 13, 2015	/s/ Juanita H. Hinshaw
Juanita H. Hinshaw, Director

October 13, 2015	/s/ D. Graeme Thomas
D. Graeme Thomas, Director

Index to Exhibits
Exhibit Number	Description
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

2.5
Share Purchase Agreement dated December 10, 2014 among the selling shareholders, Synergetics Surgical EU Limited and Synergetics USA, Inc. (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2014 and incorporated herein by reference.)

2.6
Agreement and Plan of Merger, dated as of September 1, 2015, by and among Valeant Pharmaceuticals International, Blue Subsidiary Corp. and Synergetics USA, Inc. (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2015 and incorporated herein by reference.)

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

10.9**
Change of Control Agreement by and between Synergetics USA, Inc. and David M. Hable. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 3, 2009 and incorporated herein by reference.)

10.10**
Change in Control Agreement effective as of August 1, 2009 by and between Jerry Malis, MD and Synergetics USA, Inc. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2009 and incorporated herein by reference.)

10.11**
Change in Control Agreement effective as of August 1, 2010 by and between Pamela G. Boone and Synergetics USA, Inc. (Filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on October 12, 2010 and incorporated herein by reference.)

10.12**
Change in Control Agreement effective as of August 1, 2010 by and between Michael Fanning and Synergetics USA, Inc. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on March 9, 2011 and incorporated herein by reference.)

10.13**
Change in Control Agreement effective as of August 1, 2010 by and between Jason Stroisch and Synergetics USA, Inc. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 9, 2011 and incorporated herein by reference.)

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

10.30#
Amendment No. 3 to Supply Agreement by and between Synergetics, Inc. and Stryker Corporation dated October 28, 2013. (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on October 14, 2014 and incorporated herein by reference.)

10.31
Amendment No. 4 to Supply Agreement by and between Synergetics, Inc. and Stryker Corporation, effective July 16, 2015. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2015 and incorporated herein by reference.)

10.32#
Product Development and Marketing Agreement by and between Synergetics USA, Inc. and Codman & Shurtleff, Inc. dated January 1, 2009. (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.33#
Amendment No. 1 to Product Development and Marketing Agreement by and between Synergetics USA, Inc. and Codman & Shurtleff, Inc. dated October 21, 2009. (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.34#
Amendment No. 2 to Product Development and Marketing Agreement by and between Synergetics USA, Inc. and Codman & Shurtleff, Inc. dated May 12, 2014. (Filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on October 14, 2014 and incorporated herein by reference.)

10.35
Amendment No. 3 to Product Development and Marketing Agreement by and between DePuy Synthes Products, LLC and Synergetics USA, Inc., as of December 9, 2014. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2014 and incorporated herein by reference.)

10.36#
Trademark License Agreement by and between Synergetics IP, Inc. and Codman & Shurtleff, Inc. dated January 1, 2009. (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.37
Agreement of Lease between Liberty Property Limited Partnership and Valley Forge. (Filed as Exhibit 10.16 to Valley Forge’s to Registration Statement on Form S-4, Registration No. 333-125521 and incorporated herein by reference.)

10.38
Amendment to Agreement of Lease between Liberty Property Limited Partnership and Synergetics USA, Inc. dated March 26, 2009. (Filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2009 and incorporated herein by reference.)

10.39
Amendment to Agreement of Lease between Liberty Property Limited Partnership and Synergetics USA, Inc. dated July 19, 2012.  (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2012 and incorporated herein by reference.)

10.40
Letter Agreement between Synergetics, Inc. and Regions Bank, dated February 22, 2006. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2006 and incorporated herein by reference.)

10.41
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

10.46
Fourth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated as of January 31, 2008. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.)

10.47
Fifth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated December 1, 2008. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2008 and incorporated herein by reference.)

10.48***
Seventh Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated November 30, 2009. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2009 and incorporated herein by reference.)

10.49
Eighth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated November 30, 2010. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 and incorporated herein by reference.)

10.50
Ninth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated November 30, 2011. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2011 and incorporated herein by reference.)

10.51
Tenth Amendment to Credit and Security Agreement by and among Synergetics, Inc. and Synergetics USA, Inc. as Borrowers and Regions Bank as Lender, dated September 30, 2013. (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.52
Third Amended and Restated Revolving Note from Synergetics, Inc. and Synergetics USA, Inc. in favor of Regions Bank, dated September 30, 2013. (Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.53
Second Amended and Restated 2008 Equipment Purchase Note from Synergetics, Inc. and Synergetics USA, Inc. in favor of Regions Bank dated September 30, 2013. (Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2013 and incorporated herein by reference.)

10.54#
Confidential Settlement and License Agreement between Synergetics USA, Inc. and Alcon, Inc., Alcon Laboratories, Inc. and Alcon Research Ltd. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 and incorporated herein by reference.)

10.55#
Supply Agreement between Synergetics, Inc. and Alcon Research Ltd. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 and incorporated herein by reference).

10.56
Consent to Credit and Security Agreement dated as of December 5, 2014 between Synergetics, Inc. and Synergetics USA, Inc., as borrowers, and Regions Bank, as lender. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2014 and incorporated herein by reference.)

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